Form 10-Q
period 2004-03-31
INTERSECTIONS INC
filed 2004-05-12
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as
Specified in its Charter,
Commission File	Principal Office Address and	State of	I.R.S. Employer
Number	Telephone Number	Incorporation	Identification No.
000-50580	Intersections Inc. 14901 Bogle Drive Chantilly, Virginia 20151 (703) 488-6100	Delaware	54-1956515

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

     Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

17,013,337 shares of common stock, $0.01 par value, outstanding as of May 5, 2004.

Form 10-Q
March 31, 2004

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003 (unaudited)	3
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$38,177,546	$35,242,580
Operating expenses:
Marketing and commissions	18,587,450	18,621,231
Subscription servicing	9,286,137	8,522,534
General and administrative	6,378,596	4,495,150

Total operating expenses	34,252,183	31,638,915

Income from operations	3,925,363	3,603,665
Interest expense	(260,124)	(261,280)
Other income (expense)	(2,540)	12,934

Income before income taxes and minority interest	3,662,699	3,355,319
Income tax expense	(1,424,789)	(84,000)
Minority interest in net loss of subsidiaries	—	17,658

Net income	$2,237,910	$3,288,977

Net income per basic share	$.45	$.67

Net income per diluted share	$.16	$.24

Weighted average common shares outstanding	4,963,956	4,924,648
Dilutive effect of common stock equivalents	10,533,097	10,086,580

Weighted average common shares outstanding – assuming dilution	15,497,053	15,011,228

INTERSECTIONS INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,438,549	$14,411,276
Accounts receivable, net	5,686,781	7,914,771
Prepaid expenses and other current assets	2,545,224	1,591,575
Deferred subscription solicitation costs	9,768,263	9,767,563

Total current assets	34,438,817	33,685,185
PROPERTY AND EQUIPMENT—Net	9,836,148	7,138,908
DEFERRED TAX ASSET	7,060,778	8,394,567
RESTRICTED CASH	140,108	140,108
OTHER ASSETS	734,571	541,617

TOTAL ASSETS	$52,210,422	$49,900,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,931,679	$2,387,754
Accrued expenses and other current liabilities	5,623,189	6,643,816
Accrued payroll and employee benefits	1,237,303	1,939,148
Accrued interest	2,257,367	2,016,367
Commissions payable	1,923,056	2,070,617
Deferred revenue	4,209,396	4,246,004
Current obligations under capital leases	1,112,987	806,983
Deferred tax liability	3,230,757	3,230,757

Total current liabilities	22,525,734	23,341,446

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	1,846,853	972,142
OTHER LONG-TERM LIABILITIES	109,945	101,684
SENIOR SECURED CONVERTIBLE NOTE	20,000,000	20,000,000
MINORITY INTEREST	—	49
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $0.01 par value per share— 20,000 shares authorized and 20,000 shares issued and outstanding; liquidation preference $1,000 per share	200	200
Series B Preferred stock, $0.01 par value per share— 9,500 shares authorized and 9,500 shares issued and outstanding; liquidation preference $1,000 per share	95	95
Series C Preferred stock, $0.01 par value per share— 20,000 shares authorized and 20,000 shares issued and outstanding; liquidation preference $1,000 per share	200	200
Series D Preferred stock, $0.01 par value per share— 6,768 shares authorized, none issued or outstanding; liquidation preference of $5,910 per share
Common stock, $0.01 par value per share—24,268,365 shares authorized; 4,963,956 shares issued and outstanding	49,640	49,640
Deferred compensation	(44,259)	(49,177)
Additional paid-in capital	20,888,835	20,888,835
Accumulated deficit	(13,166,821)	(15,404,729)

Total stockholders’ equity	7,727,890	5,485,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,210,422	$49,900,385

INTERSECTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,237,910	$3,288,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	879,763	510,775
Compensation expense related to warrants and options	4,918	—
Deferred income tax	1,333,789	—
Amortization of deferred subscription solicitation costs	5,436,236	6,573,518
Minority interest	—	(17,659)
Changes in assets and liabilities:
Restricted cash	—	(31,921)
Accounts receivable	2,227,990	(272,240)
Prepaid expenses	(953,649)	(255,179)
Deferred subscription solicitation costs	(5,436,936)	(5,184,948)
Other assets	(198,804)	(255,323)
Accounts payable	543,925	154,933
Accrued expenses and other current liabilities	(1,020,676)	395,233
Accrued payroll and employee benefits	(701,845)	(574,265)
Commissions payable	(147,561)	1,304,729
Deferred revenue	(36,608)	(156,304)
Accrued interest	241,000	241,000
Other long-term liabilities	8,262	(2,386)

Net cash provided by operating activities	4,417,714	5,718,940

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,094,646)	(886,837)

NET CASH USED IN FINANCING ACTIVITIES:
Capital lease payments	(295,795)	(279,965)

INCREASE IN CASH AND CASH EQUIVALENTS	2,027,273	4,552,138
CASH AND CASH EQUIVALENTS—Beginning of period	14,411,276	9,458,918

CASH AND CASH EQUIVALENTS—End of period	$16,438,549	$14,011,056

INTERSECTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

     Intersections Inc. (the “Company”), incorporated in the State of Delaware, is a financial information services company that provides identity theft protection and credit management services to consumers and primarily sells monthly subscriptions which provide for a consumer credit monitoring service. The Company and its financial institution clients market subscription programs to consumers throughout the United States and Canada using direct marketing techniques, mainly through inbound and outbound telemarketing and direct mail conducted primarily through endorsed co-marketing relationships with credit card issuers, as well as media advertising.

     The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 primary shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions payable by the Company, was $47.4 million. Proceeds to the Company will be used for general corporate purposes. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock.

2. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. Certain information and footnote disclosures included in complete financial statements have been either condensed or omitted. For further information, refer to the Company’s Registration Statement on Form S-1 (File No. 333-111194) as filed with, and declared effective by, the Securities and Exchange Commission on April 29, 2004. Financial results for the period may not be reflective of results anticipated for the entire year.

     Effective May 5, 2004, the Company effected a 554.9338-for-one stock split of its common stock. All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     A significant proportion of our revenue is generated from monthly subscriptions from the customers of our financial institution clients. Initial and renewal subscription fees are generally billed to the subscriber’s credit card on a monthly or annual basis. A percentage of our revenue is paid to the Company’s financial institution clients as a commission or fee.

     The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of March 31, 2004 and December 31, 2003, the accompanying consolidated balance sheets include deferred revenue of $4,002,635 and $4,012,121, respectively, from such programs. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. The Company recognizes revenue earned upon expiration of the full refund period. As of March 31, 2004 and December 31, 2003, deferred revenue includes $206,761 and $233,883, respectively, for such deferred subscription fees. An allowance for refunds is established based on the Company’s historical experience.

     The Company also provides membership services to customers of certain financial institution clients that pay the Company to provide such services directly to their customers. Revenue from these arrangements is recognized when earned which is at the time that the Company provides the services to the financial institution client, generally on a monthly basis.

     The Company also generates revenue from one-time credit reports which is recognized when the credit report is delivered to the customer.

     The amount of revenue recorded by the Company is determined in accordance with the FASB’s Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by the company (amount billed less commissions or fees paid). The Company generally records revenue on a gross basis in the amount that is billed to the subscriber when its arrangements with financial institution clients provide for the Company to serve as the primary obligor in the transaction, the Company has latitude in establishing price, the Company bears the risk of physical loss of inventory, and the Company bears credit risk for the amount billed to the subscriber. The Company generally records revenue in the amount billed to its financial institution clients, and not the amount billed to the customer, when the Company’s financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

Deferred Subscription Solicitation Costs

     The Company expenses advertising costs as incurred except for direct-response marketing costs. Direct-response marketing costs include telemarketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized, but not more than one year.

     The recoverability of the amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising. Probable remaining future benefit is estimated based upon historical customer patterns, and represents net revenues less costs to earn those revenues.

     Deferred subscription solicitation costs as of March 31, 2004 and 2003 were $9,768,263 and $10,295,066, respectively. Amortization of deferred subscription solicitation costs for the period ended March 31, 2004 and 2003 were $5,436,236 and $6,573,518, respectively. Subscription solicitation costs expensed as incurred in the period ended March 31, 2004 and 2003 were $116,123 and $40,315, respectively.

Stock-Based Compensation

     The Company has elected to continue to follow the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock-based employee compensation plan. Accordingly, the Company measured compensation expense using the intrinsic value method which yielded no compensation cost for the three months ended March 31, 2004 and 2003 (unaudited), as all options were granted at or above the estimated fair market value of the underlying common stock on the date of grant.

     Had compensation expense been determined consistent with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS 123, the Company’s net income would have been as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net income:
As reported	$2,237,910	$3,288,977
Deduct: Total stock-based employee compensation expense determined under the fair value method	—	—

Pro forma	$2,237,910	$3,288,977

Net income per basic share:
As reported	$.45	$.67
Pro forma	$.45	$.67
Net income per diluted share:
As reported	$.16	$.24
Pro forma	$.16	$.24

3. Earnings Per Share

     Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the quarters ended March 31, 2004 and 2003, options to purchase 368,338 and 1,216,276 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

     In April 2004, the Company completed an IPO of its common stock that resulted in the conversion of the senior secured convertible note and all outstanding preferred stock into 8,988,894 shares of common stock. The following table depicts income per share on an actual basis for the three months ended March 31, 2004 and 2003, and on a pro forma basis for March 31, 2004 giving effect to the conversion as if the conversion occurred on January 1, 2004.

	Three Months Ended
	March 31,
		Pro Forma
	2004	2004	2003
	(unaudited)	(unaudited)	(unaudited)
Net income available to common shareholders – basic	$2,237,910	$2,237,910	$3,288,977
Add: Interest on convertible debt	241,000	241,000	241,000

Net income available to common shareholders – diluted	$2,478,910	$2,478,910	$3,529,977

Weighted average common shares outstanding – basic	4,963,956	13,952,850	4,924,648
Weighted shares related to senior secured convertible note	3,755,792		3,755,792
Weighted shares related to preferred stock	5,233,102		5,233,102
In-the-money options exercisable under stock option Compensation plans	1,544,203	1,544,203	1,097,686

Weighted average common shares outstanding – diluted	15,497,053	15,497,053	15,011,228

Income per common share:
Basic	$.45	$.16	$.67

Diluted	$.16	$.16	$.24

4. Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position, results of operations or cash flow.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the fair value of the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for guarantees existing as of December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial position, results of operations or cash flow.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to allow for alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock issued to team members. This statement also amends FASB Statement No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based compensation. We are currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, or variable interest entities in which a company obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial position, results of operations or cash flow.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that an issuer classify financial instruments that are within the scope of SFAS No. 150 as a liability. Under prior guidance, these same instruments would be classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 or otherwise for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We provide identity theft protection and credit management services on a subscription basis to our subscribers. Our services are principally marketed to customers of our clients and branded and tailored to meet our clients’ specifications. Our clients are principally credit and charge card issuing financial institutions. Our subscribers purchase our services either directly from us or through arrangements with our clients.

     Our services include daily, monthly or quarterly monitoring of our subscribers’ credit files at one or all three of the major credit reporting agencies, Equifax, Experian and TransUnion. We deliver our services online or by mail to our subscribers in a user-friendly format. We also offer credit score analysis tools, credit education, a consumer fraud resource center and identity theft cost coverage.

     The following table details other selected subscriber and financial data.

Other Data:

	Three Months Ended
	March 31,
	2004	2003
Depreciation and amortization	$879,763	$510,775

Subscribers at the beginning of the period	2,274,605	1,562,537
New subscribers — Indirect marketing arrangements	400,013	412,860
New subscribers – Direct marketing arrangements	200,170	231,505
Cancelled subscribers within first 90 days of subscription	149,703	187,194
Cancelled subscribers after first 90 days of subscription	288,080	216,835

Subscribers at end of period	2,437,005	1,802,873

Total revenue	$38,177,546	$35,242,580
Revenue from transactional sales	(863,197)	(5,895,256)
Revenue from lost/stolen credit card registry	(24,496)	(22,479)

Subscription revenue	$37,289,853	$29,324,845

Marketing and commissions	$18,587,450	$18,621,231
Commissions paid on transactional sales	(368,753)	(3,336,173)
Commissions paid on lost/stolen credit card registry	(2,388)	(2,957)

Marketing and commissions associated with subscription revenue	$18,216,309	$15,282,101

Recent Developments

     The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 primary shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions payable by the Company, was $47.4 million. Proceeds to the Company will be used for general corporate purposes. The completion of this stock offering resulted in the conversion of the senior secured convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock.

Critical Accounting Policies

     In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

     We receive revenue from recurring revenue from existing subscriptions, the sale of new subscriptions and one-time transaction sales. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis directly by our client or through our credit card processor. The prices to subscribers of various configurations of our services range from $4.99 to $12.99 per month. A percentage of our revenue is received by our clients as a commission.

     The point in time we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize revenue earned upon expiration of the full refund period. An allowance for monthly subscription refunds is established based on our actual cancellation experience. We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In addition, we generate revenue from the sale of one-time credit reports, which is recognized when the credit report is delivered to the customer.

     The amount of revenue recorded by us is determined in accordance with FASB’s Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by the company (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the risk of physical loss of inventory and credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

Deferred Subscription Solicitation Costs

     Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing and direct mail expenses such as printing and postage, and commissions paid to clients. Telemarketing and direct mail expenses are direct response advertising costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.

     We amortize deferred subscription solicitation costs on a cost pool basis over the period during which the future benefits are expected to be received. The period of time in which we amortize these costs reflects historical subscriber patterns, but has historically not exceeded 12 months.

     In accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of their subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

Software Development Costs

We develop software for internal use and capitalize software development costs incurred during the application development stage in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated useful life, which is generally three years.

Income Taxes

     We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences and attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. While the projection of future taxable income is always dependent on certain estimates and assumptions, we anticipate generating taxable income sufficient to realize the net deferred tax asset during the year ending December 31, 2004.

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

     Revenue. Revenue increased 8.3% to $38.2 million for the quarter ended March 31, 2004 from $35.2 million for the quarter ended March 31, 2003. The increase is primarily due to an increase in subscribers generated from existing clients and new clients. The number of subscribers increased to 2.4 million for the quarter ended March 31, 2004 from 1.8 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, revenue from subscribers and one-time transactional sales accounted for 97.7% and 2.3% of total revenue, respectively, compared to 83.2% and 16.8% of total revenue, respectively, for the quarter ended March 31, 2003. Subscription revenue, which excludes revenue from transactional sales, increased 27.2% for the quarter ended March 31, 2004 from the quarter ended March 31, 2003. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	Quarter Ended
	March 31,
	2003	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers at March 31	43.0%	55.2%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	64.1%	66.6%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	23.7%	37.5%

     Under a master agreement with Equifax Consumer Services, a subsidiary of Equifax, we were providing to customers of Equifax through electronic delivery a one-time, non-subscription report with data from Equifax, Experian and TransUnion, which Equifax Consumer Services then marketed online. The one-time report service was terminated by Equifax Consumer Services effective October 16, 2003 when Equifax Consumer Services began to provide this service directly to consumers. As a result, revenue generated from these sales decreased from $4.7 million for the quarter ended March 31, 2003 to $0 for the quarter ended March 31, 2004. The one-time report service is not the same as our credit monitoring service, which monitors the credit files of subscribers at one or all three major credit reporting agencies on an ongoing subscription basis.

     Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses remained flat at $18.6 million for both the quarter ended March 31, 2004 and the quarter ended March 31, 2003. Marketing expenses related to subscriber acquisition costs decreased 16.5% to $4.8 million for the quarter ended March 31, 2004 from $5.7 million for the quarter ended March 31, 2003. The decrease is primarily due to an increase in subscribers obtained through indirect marketing arrangements where the client bears the acquisition cost. Commission expenses increased 7.1%, to $13.8 million for the quarter ended March 31, 2004 from $12.9 million for the quarter ended March 31, 2003. Commission expenses related to transactional sales decreased $3.0 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 as the result of the termination of the one-time report service by Equifax Consumer Services on October 16, 2003. The decrease in commissions related to transactional sales was offset by an increase of $3.9 million in commissions paid to clients. As a percentage of revenue, marketing and commission expenses decreased to 48.7% for the quarter ended March 31, 2004 from 52.8% for the quarter ended March 31, 2003.

     Subscription Servicing Expense. Subscription servicing expense consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. Subscription servicing expense increased 9.0% to $9.3 million for quarter ended March 31, 2004 from $8.5 million for the quarter ended March 31, 2003. Costs associated with operating our customer service and information processing centers increased $1.1 million primarily due to an increase in our subscriber base and the costs associated with the expansion of our customer service and information processing centers to include second locations. Data costs decreased by $300,000 primarily as a result of the decrease in transactional sales after the termination of the one-time report service provided to Equifax Consumer Services. As a percentage of revenue, subscription servicing expenses remained stable at 24.3% for the quarter ended March 31, 2004 compared to 24.2% for the quarter ended March 31, 2003.

     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions, as well as depreciation and amortization. General and administrative expenses increased 41.9% to $6.4 million for quarter ended March 31, 2004 from $4.5 million for the quarter ended March 31, 2003. Approximately $1 million, or 53%, of the increase is attributable to personnel expenses as a result of increased headcount. Approximately $630,000, or 28%, of the increase is attributable to depreciation and amortization and facilities expense related to expanding our infrastructure to meet our growing needs. As a percentage of revenue, general and administrative expenses increased to 16.7% for the quarter ended March 31, 2004 from 12.8% for the quarter ended March 31, 2003. The increase represents an investment in our infrastructure and personnel necessary to support the expansion of our business and growing subscriber and client base.

     Operating Income. Operating income increased 8.4% to $3.9 million for the quarter ended March 31, 2004 from $3.6 million for the quarter ended March 31, 2003. As a percentage of revenue, operating income remained stable at 10.3% for the quarter ended March 31, 2004 compared to 10.2% for the quarter ended March 31, 2003.

     Provision for Income Taxes. Through the second quarter of 2003, we had recorded a valuation allowance against our net deferred tax assets, which included net operating loss carryforwards. As a result, through the second quarter of 2003, we generally recorded minimal provisions for income taxes as the utilization of our net operating loss carryforwards resulted in changes in our valuation allowance. During the quarter ended September 30, 2003, it was determined that a valuation allowance was no longer necessary, and from that point forward, our provision for income taxes will reflect our effective tax rate. For the three months ended March 31, 2004 our effective tax rate was 38.9%.

Liquidity and Capital Resources

     Our liquidity is impacted by our ability to generate cash from operations and working capital management. Working capital increased to $11.9 million as of March 31, 2004 compared to $6.0 million as of March 31, 2003. The increase in working capital is primarily the result of a $2.4 million increase in our cash operating balance and a $2.6 million increase in accounts receivable. We continue to fund our operations from cash generated from operations, and we expect continued positive cash flow and proceeds from our initial public stock offering completed in April 2004 will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. At the time of the closing of our initial public stock offering, the $20.0 million senior secured note automatically converted into shares of common stock.

     Net cash provided by operations was $4.4 million for the quarter ended March 31, 2004 compared to $5.7 million for the quarter ended March 31, 2003. The $1.3 million decrease in net cash provided by operations was due primarily to the impact of changes in assets and liabilities. The changes in assets and liabilities for the quarter ended March 31, 2004 compared to the prior year quarter ended March 31, 2003 were driven primarily by a reduction in deferred solicitation costs as a result of an increase in indirect marketing arrangements where the client bears the cost, a decrease in accounts receivable due to the timing of payments received and timing of the payment and occurrence of current liabilities.

     Net cash used in investing activities was $2.1 million for the quarter ended March 31, 2004 compared to $900,000 for the quarter ended March 31, 2003. The increase in net cash used in investing activities is primarily the result of capital expenditures related to the expansion of our second information processing center and IT infrastructure.

     Net cash used in financing activities was $300,000 for the quarter ended March 31, 2004 compared to net cash used in financing activities of $280,000 for the quarter ended March 31, 2003.

     As of March 31, 2004, our cash and cash equivalents balance was $16.4 million compared to $14.0 million as of March 31, 2003. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities. Our accounts receivable balance as of March 31, 2004 was $5.7 million compared to $3.1 million as of March 31, 2003. The increase in accounts receivable is primarily due to an increase in arrangements where the client bears the marketing cost in which we bill the clients for services provided to their customers. Our accounts receivable balance consists of both credit card transactions that have been approved but not yet deposited to our account and several large balances with some of the top financial institutions.

Forward Looking Statements

     Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Registration Statement on Form S-1 (File No. 333-111194) filed with and declared effective by the Securities and Exchange Commission and the following important factors: demand for our services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 4. Controls and Procedures

     As required by SEC rules 13a-15(b) and 15d-15(b), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are sufficient. There were no significant changes to our internal controls or in other factors that occurred during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth D. Schwarz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth D. Schwarz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004

INTERSECTIONS INC.

By:	/s/ Kenneth D. Schwarz

Kenneth D. Schwarz
Chief Financial Officer
(principal financial and accounting officer)