Form 10-Q
period 2004-06-30
INTERSECTIONS INC
filed 2004-08-12
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50580

INTERSECTIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1956515

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14901 Bogle Dr., Chantilly, Virginia	20151

(Address of principal executive offices)	(Zip code)

703-488-6100

(Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

     Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

17,013,337 shares of common stock, $0.01 par value, outstanding as of July 31, 2004.

Form 10-Q
June 30, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements
	Consolidated Statements of Income
	- For the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	3
	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (unaudited)	4
	Consolidated Statements of Cash Flows
	- For the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	19
	PART II. OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 6.	Exhibits and Reports on Form 8-K	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands, Except Share and per Share Data)
Revenue	$40,211	$37,485	$78,389	$72,727
Operating expenses:
Marketing and commissions	19,140	19,297	37,728	37,918
Subscription servicing	9,814	8,753	19,100	17,276
General and administrative	6,515	4,969	12,894	9,464

Total operating expenses	35,469	33,019	69,722	64,658

Income from operations	4,742	4,466	8,667	8,069
Interest expense	(22)	(248)	(282)	(509)
Other income (expense)	(33)	(13)	(36)	—

Income before income taxes and minority interest	4,687	4,205	8,349	7,560
Income tax expense	(1,823)	(84)	(3,248)	(168)
Minority interest in net loss of subsidiaries	—	17	—	35

Net income	$2,864	$4,138	$5,101	$7,427

Net income per basic share	$.23	$.83	$.59	$1.50

Net income per diluted share	$.17	$.29	$.33	$.53

Weighted average common shares outstanding	12,379,624	4,963,953	8,692,275	4,944,519
Dilutive effect of common stock equivalents	5,364,887	10,004,117	7,926,480	10,043,166

Weighted average common shares outstanding - assuming dilution	17,744,511	14,968,070	16,618,755	14,987,685

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,193,810	$14,411,276
Accounts receivable, net	8,141,863	7,914,771
Prepaid expenses and other current assets	2,482,566	1,591,575
Deferred subscription solicitation costs	8,953,738	9,767,563

Total current assets	84,771,977	33,685,185
PROPERTY AND EQUIPMENT—Net	10,353,366	7,138,908
DEFERRED TAX ASSET	5,309,692	8,394,567
RESTRICTED CASH	—	140,108
OTHER ASSETS	827,525	541,617

TOTAL ASSETS	$101,262,560	$49,900,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,081,968	$2,387,754
Accrued expenses and other current liabilities	5,613,824	6,643,816
Accrued payroll and employee benefits	1,790,596	1,939,148
Accrued interest	—	2,016,367
Commissions payable	1,838,305	2,070,617
Deferred revenue	4,047,097	4,246,004
Current obligations under capital leases	1,086,718	806,983
Deferred tax liability	3,230,757	3,230,757

Total current liabilities	21,689,265	23,341,446

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	1,587,364	972,142
OTHER LONG-TERM LIABILITIES	110,383	101,684
SENIOR SECURED CONVERTIBLE NOTE	—	20,000,000
MINORITY INTEREST		49
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $0.01 par value per share—
No shares authorized, issued or outstanding as of June 30, 2004; 20,000 shares authorized and 20,000 shares issued and outstanding as of December 31, 2003; liquidation preference $1,000 per share
Series B Preferred stock, $0.01 par value per share—
No shares authorized, issued or outstanding as of June 30, 2004; 9,500 shares authorized and 9,500 shares issued and outstanding as of December 31, 2003; liquidation preference $1,000 per share
Series C Preferred stock, $0.01 par value per share—
No shares authorized, issued or outstanding as of June 30, 2004; 20,000 shares authorized and 20,000 shares issued and outstanding as of December 31, 2003; liquidation preference $1,000 per share
Series D Preferred stock, $0.01 par value per share—
No shares authorized, issued or outstanding as of June 30, 2004; 6,768 shares authorized, none issued or outstanding as of December 31, 2003; liquidation preference of $5,910 per share
Common stock, $0.01 par value per share—50,000,000
shares authorized, 17,013,337 shares issued and outstanding as of June 30, 2004; 24,268,365 shares authorized, 4,963,956 shares issued and outstanding as of December 31, 2003 as adjusted for stock split (see Note 2 to Condensed Consolidated Financial Statements — Basis of Presentation)	170,133	49,640
Deferred compensation	(39,342)	(49,177)
Additional paid-in capital	88,048,067	20,888,835
Accumulated deficit	(10,303,310)	(15,404,729)

Total stockholders’ equity	77,875,548	5,485,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,262,560	$49,900,385

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,101,421	$7,426,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,794,857	1,075,243
Non-cash interest expense	321,333
Compensation expense related to warrants and options	9,835
Deferred income tax	3,084,875
Amortization of deferred subscription solicitation costs	10,896,894	12,219,360
Minority interest		(35,316)
Changes in assets and liabilities:
Restricted cash	140,108	(31,921)
Accounts receivable	(227,091)	(2,226,911)
Prepaid expenses	(890,991)	(660,570)
Deferred subscription solicitation costs	(10,083,059)	(9,927,321)
Other assets	(354,127)	(572,713)
Accounts payable	1,694,213	(298,074)
Accrued expenses and other current liabilities	(1,030,057)	65,162
Accrued payroll and employee benefits	(148,547)	(338,414)
Commissions payable	(232,312)	952,639
Deferred revenue	(198,908)	(1,031,323)
Accrued interest		482,000
Other long-term liabilities	8,702	11,505

Net cash provided by operating activities	9,887,146	7,110,126

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,525,010)	(1,502,774)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from initial public offering	44,974,717	—
Cash proceeds from options exercised	27,233	19,218
Capital lease payments	(581,552)	(568,716)

Net cash provided by (used in) financing activities	44,420,398	(549,498)

INCREASE IN CASH AND CASH EQUIVALENTS	50,782,534	5,057,854
CASH AND CASH EQUIVALENTS—Beginning of period	14,411,276	9,458,918

CASH AND CASH EQUIVALENTS—End of period	$65,193,810	$14,516,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$65,513	$77,874
Cash paid for taxes	549,175	393,095
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	1,476,510	744,487
Conversion of preferred stock to common stock upon our initial public offering	52,331	—
Conversion of convertible debt and related accrued interest to common stock upon our initial public offering	22,337,700	—
Write-off debt issuance costs from convertible debt upon our initial public offering	60,419	—

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

     The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and expenses payable by the Company, was $45.0 million. Proceeds to the Company will be used for general corporate purposes. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. Certain information and footnote disclosures included in complete financial statements have been either condensed or omitted. For further information, refer to the Company’s Registration Statement on Form S-1 (File No. 333-111194) as filed with, and declared effective by, the Securities and Exchange Commission on April 29, 2004. Financial results for the period may not be reflective of results anticipated for the entire year.

     Effective May 5, 2004 the Company effected a 554.9338-for-one stock split of its common stock. All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

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

Revenue Recognition

     A significant proportion of revenue is generated from monthly subscriptions from the customers of our financial institution clients. Initial and renewal subscription fees are generally billed to the subscriber’s credit card on a monthly or annual basis. A percentage of our revenue is paid to the Company’s financial institution clients as a commission or fee.

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of June 30, 2004 and December 31, 2003, the accompanying consolidated balance sheets include deferred revenue of $3,838,288 and $4,012,121, respectively, from such programs. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. The Company recognizes a pro rata share of revenue earned upon expiration of the full refund period. As of June 30, 2004 and December 31, 2003, deferred revenue includes $208,809 and $233,883, respectively, for such deferred subscription fees. An allowance for refunds is established based on the Company’s historical experience.

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

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Deferred subscription solicitation costs as of June 30, 2004 and December 31, 2003 were $8,953,738 and $9,767,563, respectively. Amortization of deferred subscription solicitation costs for the three months ended June 30, 2004 and 2003 were $5,460,656 and $5,645,842, respectively. Subscription solicitation costs expensed as incurred in the three months ended June 30, 2004 and 2003 were $158,273 and $236,431, respectively. Amortization of deferred subscription solicitation costs for the six months ended June 30, 2004 and 2003 were $10,896,894 and $12,219,360, respectively. Subscription solicitation costs expensed as incurred in the six months ended June 30, 2004 and 2003 were $274,396 and $276,746, respectively.

Stock-Based Compensation

     The Company has elected to continue to follow the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock-based employee compensation plan. Accordingly, the Company measured compensation expense using the intrinsic value method which yielded no compensation cost for the three and six months ended June 30, 2004 and 2003 (unaudited), as all options were granted at or above the estimated fair market value of the underlying common stock on the date of grant.

     Had compensation expense been determined consistent with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS 123, the Company’s net income would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income:
As reported	$2,863,512	$4,137,803	$5,101,421	$7,426,780
Deduct: Total stock-based employee compensation expense determined under the fair value method	(299,709)	—	(299,709)	—

Pro forma	$2,563,803	$4,137,803	$4,801,712	$7,426,780

Net income per basic share:
As reported	$.23	$.83	$.59	$1.50
Pro forma	$.21	$.83	$.55	$1.50
Net income per diluted share:
As reported	$.17	$.29	$.33	$.53
Pro forma	$.14	$.29	$.31	$.53

     For SFAS No. 123 purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
June 30, 2004
Expected dividend yield	0%
Expected volatility	50%
Risk free interest rate	3.26%
Expected life of options	4 years

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share

     Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the three and six months ended June 30, 2004 and 2003, options to purchase 368,338 and 1,216,276 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income available to common shareholders used in basic earnings per share	$2,863,512	$4,137,803	$5,101,421	$7,426,780
Add back: Accrued interest on convertible securities	80,333	241,000	321,333	482,000
Net income available to common shareholders used in diluted earnings per share	$2,943,845	$4,378,803	$5,422,754	$7,908,780

Weighted average common shares outstanding	12,379,624	4,963,953	8,692,275	4,944,519
Dilutive effect of common stock equivalents	5,364,887	10,004,117	7,926,480	10,043,166

Weighted average common shares outstanding – assuming dilution	17,744,511	14,968,070	16,618,755	14,987,685

Net income per share:
Basic	$.23	$.83	$.59	$1.50
Diluted	$.17	$.29	$.33	$.53

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have an effect on the Company’s consolidated financial position or results of operations.

5. Stock Option Plan

     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “Plan”) to be effective immediately prior to the consummation of the initial public offering. The Plan provides for the authorization to issue 2,775,000 shares of common stock. Effective May 5, 2004, 1,000,000 shares of common stock were issued under the Plan at the initial public offering price.

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

     We evaluate the quality of our results using key financial measures. The following table details these metrics and consists principally of selected subscriber and financial data. We believe these metrics illustrate, in tabular format, certain aspects of our management discussion and analysis.         .

Other Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Subscriber Data)
Depreciation and amortization	$915	$564	$1,795	$1,076

Subscribers at the beginning of the period	2,437,005	1,802,873	2,274,605	1,562,537
New subscribers — Indirect	354,310	315,575	754,323	728,435
New subscribers — Direct	194,096	160,722	394,266	392,227
Cancelled subscribers within first 90 days of subscription	145,133	188,119	294,836	375,313
Cancelled subscribers after first 90 days of subscription	258,347	205,108	546,427	421,943

Subscribers at end of period	2,581,931	1,885,943	2,581,931	1,885,943

Total revenue	$40,211	$37,485	$78,389	$72,727
Revenue from transactional sales	(620)	(5,865)	(1,484)	(11,760)
Revenue from lost/stolen credit card registry	(22)	(23)	(46)	(46)

Subscription revenue	$39,569	$31,597	$76,859	$60,921

Marketing and commissions	$19,140	$19,297	$37,728	$37,918
Commissions paid on transactional sales	(264)	(3,298)	(633)	(6,634)
Commissions paid on lost/stolen credit card registry	(2)	(4)	(5)	(7)

Marketing and commissions associated with subscription revenue	$18,874	$15,995	$37,090	$31,277

Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

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

Revenue Recognition

     We receive revenue from recurring revenue from existing subscriptions, the sale of new subscriptions and transactional sales. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis directly by our client or through our credit card processor. The prices to subscribers of various configurations of our services range from $4.99 to $12.99 per month. A percentage of our revenue is received by our clients as a commission.

     The point in time we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize a pro rata portion of revenue earned upon expiration of the full refund period. An allowance for monthly subscription refunds is established based on our actual cancellation experience. We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In addition, we generate revenue from the sale of one-time credit reports, which is recognized when the credit report is delivered to the customer.

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

Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

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

Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

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

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

     Revenue. Revenue increased 7.3% to $40.2 million for the quarter ended June 30, 2004 from $37.5 million for the quarter ended June 30, 2003. The increase is primarily due to an increase in subscribers generated from existing clients and new clients. The number of subscribers increased to approximately 2.6 million for the quarter ended June 30, 2004 from approximately 1.9 million for the quarter ended June 30, 2003. For the quarter ended June 30, 2004, revenue from subscribers and transactional sales accounted for 98.4% and 1.6% of total revenue, respectively, compared to 84.3% and 15.7% of total revenue, respectively, for the quarter ended June 30, 2003. Transactional sales are defined as sales of one-time, non-subscription reports. Subscription revenue, which excludes revenue from transactional sales, increased 25.2% for the quarter ended June 30, 2004 from the quarter ended June 30, 2003. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	Quarter Ended
	June 30,
	2004	2003
Percentage of subscribers from indirect marketing arrangements to total subscribers at June 30	56.6%	46.5%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	64.6%	66.3%
Percentage of revenue from indirect marketing arrangements to total Subscription revenue	39.9%	30.3%

     Under a master agreement with Equifax Consumer services, a subsidiary of Equifax, we were providing to customers of Equifax through electronic delivery a one-time, non-subscription report with data from Equifax, Experian and TransUnion, which Equifax Consumer Services then marketed online. The one-time report service was terminated by Equifax Consumer Services effective October 16, 2003 when Equifax Consumer Services began to provide this service directly to consumers. The one-time report service is not the same as our credit monitoring service, which monitors the credit files of subscribers at one or all three major credit reporting agencies on an ongoing subscription basis. As a result, revenue generated from these sales decreased from $4.7 million for the quarter ended June 30, 2003 to $0 for the quarter ended June 30, 2004.

Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

     Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses decreased .8% to $19.1 million for the quarter ended June 30, 2004 from $19.3 million for the quarter ended June 30, 2003. Marketing expenses related to subscriber acquisition costs decreased 2.3% to $4.9 million for the quarter ended June 30, 2004 from $5.0 million for the quarter ended June 30, 2003. Commission expenses decreased slightly to $14.2 million for the quarter ended June 30, 2004 from $14.3 million for the quarter ended June 30, 2003. Commission expenses related to transactional sales decreased $3.0 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 as the result of the termination of the one-time report service by Equifax Consumer Services on October 16, 2003. The decrease in commissions related to transactional sales was offset by an increase of $2.9 million in commissions paid to clients as a result of higher revenue in the second quarter of 2004 compared to the second quarter of 2003. As a percentage of revenue, marketing and commission expenses decreased to 47.6% for the quarter ended June 30, 2004 from 51.5% for the quarter ended June 30, 2003. The decrease is primarily attributable to the increase in indirect marketing arrangements where the client bears the marketing expense. As of June 30, 2004, 56.6% of our subscribers were acquired through indirect marketing arrangements compared to 46.5% as of June 30, 2003.

     Subscription Servicing Expense. Subscription servicing expense consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and transactional sales. Subscription servicing expense increased 12.1% to $9.8 million for quarter ended June 30, 2004 from $8.8 million for the quarter ended June 30, 2003. Costs associated with operating our customer service and information processing centers increased $900,000 primarily due to the continuing impact of the expansion of our customer service and information processing centers to handle the growth in our subscriber base. Data costs increased by $100,000 primarily as a result of the increase in our subscriber base offset by the decrease in transactional sales after the termination of the one-time report service provided to Equifax Consumer Services. As a percentage of revenue, subscription servicing expenses increased to 24.4% for the quarter ended June 30, 2004 compared to 23.4% for the quarter ended June 30, 2003 due to the increasing contribution of revenue generated from indirect subscribers, which are at a lower revenue per subscriber, and the continued impact of the expansion of our customer service and information processing centers.

     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions, as well as depreciation and amortization. General and administrative expenses increased 31.1% to $6.5 million for quarter ended June 30, 2004 from $5.0 million for the quarter ended June 30, 2003. Approximately $700,000, or 45%, of the increase is attributable to personnel expenses as a result of increased headcount. Approximately $600,000, or 36%, of the increase is attributable to depreciation and amortization and facilities expense related to expanding our infrastructure to meet our growing needs. As a percentage of revenue, general and administrative expenses increased to 16.2% for the quarter ended June 30, 2004 from 13.3% for the quarter ended June 30, 2003. The increase is attributed primarily to the changes in the subscriber mix to a higher percentage of indirect subscribers, which are at lower revenue per subscriber. Approximately 40% of our subscription revenue in the second quarter of 2004 was derived from indirect subscribers, compared to 30% in the second quarter of 2003.

     Operating Income. Operating income increased 6.2% to $4.7 million for the quarter ended June 30, 2004 from $4.5 million for the quarter ended June 30, 2003. As a percentage of revenue, operating income remained stable at 11.8% for the quarter ended June 30, 2004 compared to 11.9% for the quarter ended June 30, 2003.

     Provision for Income Taxes. Through the second quarter of 2003, we had recorded a valuation allowance against our net deferred tax assets, which included net operating loss carryforwards. As a result, through the second quarter of 2003, we generally recorded minimal provisions for income taxes as the utilization of our net operating loss carryforwards resulted in changes in our valuation allowance. During the quarter ended September 30, 2003, it was determined that a valuation allowance was no longer necessary, and from that point forward, our provision for income taxes will reflect our effective tax rate. For the three months ended June 30, 2004 the Company recorded a tax provision of $1.8 million based on an effective tax rate of 38.9% compared to $84,000 for the three months ended June 30, 2003.

Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

     Revenue. Revenue increased 7.8% to $78.4 million for the six months ended June 30, 2004 from $72.7 million for the six months ended June 30, 2003. The increase is primarily due to an increase in subscribers generated from existing clients and new clients. The number of subscribers increased to 2.6 million for the six months ended June 30, 2004 from 1.9 million for the six months ended June 30, 2003. Subscription revenue, which excludes revenue from transactional sales, increased 26.2% for the six months ended June 30, 2004 from the six months ended June 30, 2003. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	Six Months
	Ended June 30,
	2003	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers at June 30	56.6%	46.5%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	65.7%	65.0%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	38.7%	27.1%

     Marketing and Commission Expenses. Marketing and commission expenses decreased .5% to $37.7 million for the six months ended June 30, 2004 from $37.9 million for the six months ended June 30, 2003. Marketing expenses related to subscriber acquisition costs decreased 9.9% to $9.7 million for the six months ended June 30, 2004 from $10.8 million for the six months ended June 30, 2003. Commission expenses increased 3.2% to $28.0 million for the six months ended June 30, 2004 from $27.1 million for the six months ended June 30, 2003. As a percentage of revenue, marketing and commission expenses decreased to 48.1% for the six months ended June 30, 2004 from 52.1% for the six months ended June 30, 2003. The decrease is primarily attributable to the increase in indirect marketing arrangements where the client bears the marketing expense and the decrease in commissions associated with the reduction in transactional sales from Equifax.

     Subscription Servicing Expense. Subscription servicing expense increased 10.6% to $19.1 million for the six months ended June 30, 2004 from $17.3 million for the six months ended June 30, 2003. As a percentage of revenue, subscription servicing expenses increased to 24.4% for the six months ended June 30, 2004 compared to 23.8% for the six months ended June 30, 2003. The increase is attributable to the increasing contribution of revenue generated from indirect subscribers, which are at a lower revenue per subscriber, and the continued impact of the expansion of our customer service and information processing centers.

     General and Administrative Expenses. General and administrative expenses increased 36.2% to $12.9 million for six months ended June 30, 2004 from $9.5 million for the six months ended June 30, 2003. As a percentage of revenue, general and administrative expenses increased to 16.4% for the six months ended June 30, 2004 from 13.0% for the six months ended June 30, 2003. The increase represents an investment in our infrastructure and personnel necessary to support our growing subscriber base and the changes in the subscriber mix to a higher percentage of indirect subscribers, which are at lower revenue per subscriber. Approximately 39% of our subscription revenue during the first six months of 2004 was derived from indirect subscribers, compared to 27% during the first six months of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

     Operating Income. Operating income increased 7.4% to $8.7 million for the six months ended June 30, 2004 from $8.1 million for the six months ended June 30, 2003. As a percentage of revenue, operating income was 11.1% for both six-month periods ended June 30, 2004 and June 30, 2003.

     Provision for Income Taxes. Through the second quarter of 2003, we had recorded a valuation allowance against our net deferred tax assets, which included net operating loss carryforwards. During the quarter ended September 30, 2003, it was determined that a valuation allowance was no longer necessary, and from that point forward, our provision for income taxes reflect our effective tax rate. During the six months ended June 30, 2004, the Company recorded a tax provision of $3.2 million based on an effective tax rate of 38.9% compared to $168,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

     The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 primary shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and expenses payable by the Company, was $45.0 million. Proceeds to the Company will be used for general corporate purposes. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock.

     Net cash provided by operations was $9.9 million for the six months ended June 30, 2004 compared to $7.1 million for the six months ended June 30, 2003. The $2.8 million increase in net cash provided by operations was due to the increase in income before taxes and the net change in accounts receivable compared to the first six months of 2003.

     Net cash used in investing activities was $3.5 million for the six months ended June 30, 2004 compared to $1.5 million for the six months ended June 30, 2003. The increase in net cash used in investing activities is primarily the result of capital expenditures related to the expansion of our second information processing center and IT infrastructure.

     Net cash provided by financing activities was $44.4 million for the six months ended June 30, 2004 compared to net cash used in financing activities of $549,000 for the six months ended June 30, 2003. The increase in cash provided by financing activities is primarily the result of the net proceeds (after deducting underwriting commissions and discounts and expenses) from the sale of our common stock in the initial public offering.

     As of June 30, 2004, our cash and cash equivalents balance was $65.2 million. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term, interest bearing U.S. Treasury securities. Our accounts receivable balance, which consists of both credit card transactions that have been approved but not yet deposited to our account and several large balances with some of the top financial institutions, as of June 30, 2004 was $8.1 million compared to $7.9 million as of December 31, 2003. Working capital at June 30, 2004 was $63.1 million compared to $10.5 million at December 31, 2003.

     Our short-term capital needs consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and software licenses. In addition, we continue to invest in product development and expanding into the small business, Canadian and Hispanic markets. Our long-term capital needs consist primarily of capital expenditures to sustain our growth and contractual obligations with respect to facility leases, capital equipment leases and software licenses. We

Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

believe our cash and cash equivalents combined with expected positive cash flow will be sufficient to fund both our short-term and long-term obligations.

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

Item 4. Controls and Procedures

     As required by SEC rules 13a-15(b) and 15d-15(b), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of its management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are sufficient. There were no significant changes to the Company’s internal controls or in other factors that occurred during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

     Disclosure controls and procedures are the Company’s controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We registered a total of 7,187,500 shares of our common stock (including 937,500 shares of common stock subject to the underwriters’ over-allotment option) pursuant to a Registration Statement on Form S-1 (File No. 333-111194), which the Securities and Exchange Commission declared effective on April 29, 2004. On May 5, 2004, we closed the sale of 6,250,000 shares of our common stock, at a price of $17.00 per share in a firm commitment underwritten initial public offering. Of the 6,250,000 shares of common stock sold in the primary offering, 3,000,000 of the shares were sold by us (for an aggregate offering price of $51,000,000 before underwriters’ discounts and commissions and expenses), with the remaining 3,250,000 shares sold by CD Holdings, Inc., an affiliate of Equifax Inc. We did not receive any of the proceeds ($55,250,000 before underwriters’ discounts and commissions and expenses) from any of the shares sold by CD Holdings, Inc.

     In connection with this offering, certain of our stockholders including CD Holdings (the “Selling Stockholders”) granted an option to the underwriters to purchase up to an additional 937,500 shares of common stock for up to 30 days after the offering to cover over-allotments, if any. The underwriters exercised the over-allotment option in full and that transaction closed on May 5, 2004 as well. We did not receive any of the proceeds ($15,937,500 before underwriters’ discounts and commissions and expenses) from any shares of our common stock sold by the Selling Stockholders.

     The aggregate price of the 7,187,500 shares of our common stock registered, and which were subsequently sold, in our initial public offering was $122,187,500.

     The sole bookrunning manager in the offering was Deutsche Bank Securities Inc. Lazard Frères & Co. LLC, Stephens Inc. and SunTrust Capital Markets, Inc. were the co-managers of the offering.

     We incurred expenses for the company’s account in connection with the offering as follows:

Underwriting Discounts and Commissions:	$3,570,000
Finders Fees:	0
Expenses Paid to or for Underwriters:	0
Other Expenses:	2,455,000

Total Expenses:	$6,025,000

     None of the expenses of the offering consisted of direct or indirect payments to (1) any of our directors, officers, general partners or associates, (2) persons owning 10 percent or more of any class of our equity securities, or (3) any of our affiliates.

     The net proceeds to us after deducting total expenses described above was approximately $45.0 million. Until we use the net proceeds, we invest them in short-term, interest-bearing, U.S. Treasury securities.

Item 4. Submission of Matters to a Vote of Security Holders

     Effective May 5, 2004, by written consent in lieu of a meeting of our stockholders, the following matters were voted upon and approved by the requisite vote of the stockholders: (1) our restated certificate of incorporation, (2) an amendment to our 1999 Stock Option Plan, and (3) our 2004 Stock Option Plan.

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

Date: August 12, 2004

INTERSECTIONS INC.
By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz
Chief Financial Officer (principal financial and accounting officer)