Form 10-Q/A
period 2004-06-30
INTERSECTIONS INC
filed 2004-09-08
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Form 10-Q/A
Amendment No. 1
June 30, 2004

Table of Contents

Page

Explanatory Note	3
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART II. OTHER INFORMATION

Item 6. (a) Exhibits	11

Explanatory Note

     This amended 10-Q is being filed to correct a presentation error in our 10-Q filed August 12, 2004 for the quarter ending June 30, 2004. The error occurred in the presentation of the years (which were over the opposite columns) in the table located on page 16 of the original 10-Q under Management’s Discussion and Analysis of Financial Condition and Results of Operations. The original table filed is as follows:

	Six Months
	Ended June 30,
	2003	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers at June 30	56.6%	46.5%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	65.7%	65.0%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	38.7%	27.1%

     The table was revised in our amended 10-Q to reflect the years in the proper column as follows:

	Six Months
	Ended June 30,
	2004	2003
Percentage of subscribers from indirect marketing arrangements to total subscribers at June 30	56.6%	46.5%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	65.7%	65.0%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	38.7%	27.1%

Part I. Financial Information

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

Part II. Other Information

Item 6. (a) Exhibits

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

Date: September 8, 2004

INTERSECTIONS INC.
By:	/s/ Kenneth D. Schwarz
Kenneth D. Schwarz
Chief Financial Officer (principal financial and accounting officer)