Form 10-Q
period 2004-09-30
INTERSECTIONS INC
filed 2004-11-15
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50580

INTERSECTIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1956515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14901 Bogle Dr., Chantilly, Virginia	20151
(Address of principal executive offices)	(Zip code)

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

17,013,337 shares of common stock, $0.01 par value, outstanding as of October 31, 2004.

Form 10-Q
September 30, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	Page
	Consolidated Statements of Income
	- For the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	3
	Consolidated Balance Sheets as of September 30, 2004 and December 31,
	2003 (unaudited)	4
	Consolidated Statements of Cash Flows
	- For the Nine Months Ended September 30, 2004 and 2003 (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21

Item 6.	Exhibits and Reports on Form 8-K	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands, Except Share and per Share Data)
Revenue	$38,594	$38,033	$116,982	$110,760
Operating expenses:
Marketing and commissions	16,663	19,662	54,390	57,581
Subscription servicing	9,710	9,608	28,811	26,883
General and administrative	6,820	5,472	19,713	14,936

Total operating expenses	33,193	34,742	102,914	99,400

Income from operations	5,401	3,291	14,068	11,360
Interest income (expense)	143	(249)	(140)	(758)
Other income (expense)	15	(1)	(20)	(1)

Income before income taxes and minority interest	5,559	3,041	13,908	10,601
Income tax benefit (expense)	(2,100)	6,456	(5,348)	6,288
Minority interest in net loss of subsidiaries	—	—	—	35

Net income	$3,459	$9,497	$8,560	$16,924

Net income per basic share	$.20	$1.91	$.74	$3.42

Net income per diluted share	$.19	$.65	$.52	$1.18

Weighted average common shares outstanding	17,013,337	4,963,953	11,496,443	4,951,092
Dilutive effect of common stock equivalents	1,555,664	10,001,127	5,737,052	10,026,119

Weighted average common shares outstanding – assuming dilution	18,569,001	14,965,080	17,233,495	14,977,211

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,219,336	$14,411,276
Short term investments	22,380,115	—
Accounts receivable, net	10,510,123	7,914,771
Prepaid expenses and other current assets	2,929,733	1,591,575
Deferred subscription solicitation costs	8,594,432	9,767,563

Total current assets	86,633,739	33,685,185
PROPERTY AND EQUIPMENT—Net	11,962,925	7,138,908
DEFERRED TAX ASSET	3,346,520	8,394,567
RESTRICTED CASH	—	140,108
OTHER ASSETS	684,468	541,617

TOTAL ASSETS	$102,627,652	$49,900,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,392,338	$2,387,754
Accrued expenses and other current liabilities	5,195,995	6,643,816
Accrued payroll and employee benefits	1,406,266	1,939,148
Accrued interest	—	2,016,367
Commissions payable	1,841,967	2,070,617
Deferred revenue	3,731,063	4,246,004
Current obligations under capital leases	1,061,140	806,983
Deferred tax liability	3,230,757	3,230,757

Total current liabilities	19,859,526	23,341,446

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	1,339,738	972,142
OTHER LONG-TERM LIABILITIES	113,779	101,684
SENIOR SECURED CONVERTIBLE NOTE	—	20,000,000
MINORITY INTEREST	—	49
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $0.01 par value per share—No shares authorized, issued or outstanding as of September 30, 2004; 20,000 shares authorized and 20,000 shares issued and outstanding as of December 31, 2003; liquidation preference $1,000 per share	—	200
Series B Preferred stock, $0.01 par value per share—No shares authorized, issued or outstanding as of September 30, 2004; 9,500 shares authorized and 9,500 shares issued and outstanding as of December 31, 2003; liquidation preference $1,000 per share	—	95
Series C Preferred stock, $0.01 par value per share—No shares authorized, issued or outstanding as of September 30, 2004; 20,000 shares authorized and 20,000 shares issued and outstanding as of December 31, 2003; liquidation preference $1,000 per share	—	200
Series D Preferred stock, $0.01 par value per share—No shares authorized, issued or outstanding as of September 30, 2004; 6,768 shares authorized, none issued or outstanding as of December 31, 2003; liquidation preference of $5,910 per share	—	—
Common stock, $0.01 par value per share—50,000,000 shares authorized, 17,013,337 shares issued and outstanding as of September 30, 2004; 24,268,365 shares authorized, 4,963,956 shares issued and outstanding as of December 31, 2003.	170,133	49,640
Deferred compensation	(34,424)	(49,177)
Additional paid-in capital	88,023,400	20,888,835
Accumulated deficit	(6,844,500)	(15,404,729)

Total stockholders’ equity	81,314,609	5,485,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,627,652	$49,900,385

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,560,231	$16,924,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,694,718	1,524,807
Non-cash interest expense	321,333
Compensation expense related to warrants and options	14,753	24,588
Deferred income tax	5,048,047	(6,564,332)
Amortization of deferred subscription solicitation costs	16,295,606	17,582,701
Minority interest	(49)	(35,316)
Changes in assets and liabilities:
Restricted cash	140,108	(31,921)
Accounts receivable	(2,595,352)	(2,239,697)
Prepaid expenses and other current assets	(1,338,158)	(557,089)
Deferred subscription solicitation costs	(15,122,475)	(15,583,345)
Other assets	(211,066)	(1,204,690)
Accounts payable	1,004,584	(1,578,466)
Accrued expenses and other current liabilities	(1,447,821)	1,884,942
Accrued payroll and employee benefits	(532,882)	(371,503)
Commissions payable	(228,650)	(68,262)
Deferred revenue	(514,941)	(1,321,415)
Accrued interest	—	722,999
Other long-term liabilities	12,095	36,269

Net cash provided by operating activities	12,100,081	9,144,741

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of short term investments	(22,380,115)	—
Acquisition of property and equipment	(6,034,430)	(2,578,979)

Net cash used in investing activities	(28,414,545)	(2,578,979)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from initial public offering	44,950,048	—
Cash proceeds from options exercised	27,233	19,219
Capital lease payments	(854,757)	(747,952)

Net cash provided by (used in) financing activities	44,122,524	(728,733)

INCREASE IN CASH AND CASH EQUIVALENTS	27,808,060	5,837,029
CASH AND CASH EQUIVALENTS—Beginning of period	14,411,276	9,458,918

CASH AND CASH EQUIVALENTS—End of period	$42,219,336	$15,295,947

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$98,588	$109,109
Cash paid for taxes	805,358	609,869
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	1,476,510	912,709
Conversion of preferred stock to common stock upon our initial public offering	52,331	—
Conversion of convertible debt and related accrued interest to common stock upon our initial public offering	22,337,700	—
Write-off debt issuance costs from convertible debt upon our initial public offering	60,419	—

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

     The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and expenses payable by the Company, were $45.0 million. Proceeds to the Company will be used for general corporate purposes. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock.

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

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of September 30, 2004 and December 31, 2003, the accompanying consolidated balance sheets include deferred revenue of $3,558,894 and $4,012,121, respectively, from such programs. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. The Company recognizes a pro rata share of revenue earned upon expiration of the full refund period. As of September 30, 2004 and December 31, 2003, deferred revenue includes $172,169 and $233,883, respectively, for such deferred subscription fees. An allowance for refunds is established based on the Company’s historical experience.

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

Deferred Subscription Solicitation Costs

     The Company expenses advertising costs as incurred except for direct-response marketing costs. Direct-response marketing costs include telemarketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized. The period in time in which we amortize these costs reflects historical subscriber patterns, but has historically not exceeded 12 months.

     The recoverability of the amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising. The probable remaining future benefit is estimated based upon historical customer patterns, and represents net revenues less costs to earn those revenues.

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Deferred subscription solicitation costs as of September 30, 2004 and December 31, 2003 were $8,594,432 and $9,767,563, respectively. Amortization of deferred subscription solicitation costs for the three months ended September 30, 2004 and 2003 were $5,398,714 and $5,363,341, respectively. Subscription solicitation costs expensed as incurred in the three months ended September 30, 2004 and 2003 were $207,107 and $421,370, respectively. Amortization of deferred subscription solicitation costs for the nine months ended September 30, 2004 and 2003 were $16,295,606 and $17,582,701, respectively. Subscription solicitation costs expensed as incurred in the nine months ended September 30, 2004 and 2003 were $481,503 and $698,116, respectively.

Stock-Based Compensation

     The Company has elected to continue to follow the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock-based employee compensation plan. Accordingly, the Company measured compensation expense using the intrinsic value method which yielded no compensation cost for the three and nine months ended September 30, 2004 and 2003 (unaudited), as all options were granted at or above the estimated fair market value of the underlying common stock on the date of grant.

     Had compensation expense been determined consistent with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS 123, the Company’s net income would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income:
As reported	$3,458,809	$9,497,691	$8,560,231	$16,924,471
Deduct: Total stock-based employee compensation expense determined under the fair value method	(470,476)	—	(779,579)	—

Pro forma	$2,988,333	$9,497,691	$7,780,652	$16,924,471

Net income per basic share:
As reported	$.20	$1.91	$.74	$3.42
Pro forma	$.18	$1.91	$.68	$3.42
Net income per diluted share:
As reported	$.19	$.65	$.52	$1.18
Pro forma	$.16	$.63	$.45	$1.13

     For SFAS No. 123 purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
September 30, 2004
Expected dividend yield	0%
Expected volatility	50%
Risk free interest rate	3.47%
Expected life of options	4 years

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share

     Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the three and nine months ended September 30, 2004, options to purchase 1,425,483 and 368,338 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2003, options to purchase 1,216,276 shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income available to common shareholders used in basic earnings per share	$3,458,809	$9,497,691	$8,560,231	$16,924,471
Add back: Accrued interest on convertible securities	—	241,000	321,333	723,000
Net income available to common shareholders used in diluted earnings per share	$3,458,809	$9,738,691	$8,881,564	$17,647,471

Weighted average common shares outstanding	17,013,337	4,963,953	11,496,443	4,951,092
Dilutive effect of common stock equivalents	1,555,664	10,001,127	5,737,052	10,026,119

Weighted average common shares outstanding – assuming dilution	18,569,001	14,965,080	17,233,495	14,977,211

Net income per share:
Basic	$.20	$1.91	$.74	$3.42
Diluted	$.19	$.65	$.52	$1.18

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have an effect on the Company’s consolidated financial position or results of operations.

5. Stock Option Plan

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “Plan”) to be effective immediately prior to the consummation of the initial public offering. The Plan provides for the authorization to issue 2,775,000 shares of common stock. Effective May 5, 2004, 1,031,345 shares of common stock were issued under the Plan at the initial public offering price.

6. Subsequent Events

     On October 14, 2004, the Company entered into a Stock Purchase Agreement with American Background Information Services, Inc., a Virginia corporation (“American Background”), and AMSEC Enterprises, L.C., a Virginia limited liability company (“AMSEC”), pursuant to which the Company has agreed to acquire from AMSEC, and AMSEC has agreed to sell, all of the outstanding stock of American Background for $18.5 million in cash. In addition, Intersections has agreed to pay approximately $1.4 million to retire the outstanding bank debt of American Background. The parties have agreed that $1.9 million of the purchase price will be held in escrow until the 18 month anniversary of the closing of the acquisition as security for any claims of Intersections under the definitive agreement. The acquisition closed on November 12, 2004.

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

Other Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands, Except Subscriber Data)
Depreciation and amortization	$900	$450	$2,695	$1,525

Subscribers at the beginning of the period	2,581,931	1,885,943	2,274,605	1,562,537
New subscribers – Indirect	309,996	380,114	1,064,319	1,108,549
New subscribers – Direct	201,915	203,430	596,181	595,657
Cancelled subscribers within first 90 days of subscription	145,775	133,717	440,611	509,030
Cancelled subscribers after first 90 days of subscription	393,050	222,669	939,477	644,612

Subscribers at end of period	2,555,017	2,113,101	2,555,017	2,113,101

Total revenue	$38,594	$38,033	$116,982	$110,760
Other revenue	(266)	(5,384)	(1,796)	(17,189)

Subscription revenue	$38,328	$32,649	$115,186	$93,571

Marketing and commissions	$16,663	$19,662	$54,390	$57,581
Commissions paid on other revenue	(101)	(3,132)	(738)	(9,773)

Marketing and commissions associated with subscription revenue	$16,562	$16,530	$53,652	$47,808

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

Deferred Subscription Solicitation Costs

     Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing and direct mail expenses such as printing and postage, and commissions paid to clients. Telemarketing and direct mail expenses are direct response advertising costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs (“SOP 93-7”). The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.

     We amortize deferred subscription solicitation costs on a cost pool basis over the period during which the future benefits are expected to be received. The period of time in which we amortize these costs reflects historical subscriber patterns, but has historically not exceeded 12 months.

     In accordance with SAB No. 101, Revenue Recognition in Financial Statements, commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of their subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

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

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

     Revenue. Revenue increased 1.5% to $38.6 million for the quarter ended September 30, 2004 from $38.0 million for the quarter ended September 30, 2003. The increase is primarily due to an increase in revenue resulting from an increase in subscribers generated from existing clients and new clients which was offset as a result of a new agreement entered into with an existing client. Prior to the new agreement, we recognized revenue based on the gross revenue received from subscribers. Based on the change in the relationship under the new agreement, revenue will be recognized based on the net amount paid to Intersections by the client and not the amount billed to their customers. Although the new arrangement resulted in a reduction in revenue, it was offset by a reduction in commission expense such that the impact to our income from operations was neutral.

     The number of subscribers increased to approximately 2.6 million for the quarter ended September 30, 2004 from approximately 2.1 million for the quarter ended September 30, 2003. The subscriber numbers for the quarter ended September 30, 2004 do not include approximately 105,000 customer enrollments that were submitted to us in October 2004 as a result of a processing delay at one of our clients. These new enrollments will be included in new subscribers in the fourth quarter of 2004. Also during the third quarter, a decision was reached to cancel approximately 106,000 subscribers who had not provided sufficient information to allow them to receive the full benefits of our service. This action was consistent with our philosophy of providing value to our subscribers. We do not foresee further cancellations in any material respects of this nature.

     For the quarter ended September 30, 2004, revenue from subscribers and transactional sales accounted for 99.3% and .7% of total revenue, respectively, compared to 85.8% and 14.2% of total revenue, respectively, for the quarter ended September 30, 2003. Transactional sales are defined as sales of one-time, non-subscription reports. The decrease in transactional sales, as a percentage of revenue, is the result of the termination of the one-time service with Equifax Consumer Services on October 16, 2003. Under a master agreement with Equifax Consumer Services, a subsidiary of Equifax, we were providing to customers of Equifax through electronic delivery a one-time, non-subscription report with data from Equifax, Experian and TransUnion, which Equifax Consumer Services then marketed online. The one-time report service was terminated by Equifax Consumer Services effective October 16, 2003 when Equifax Consumer Services began to provide this service directly to consumers. The one-time report service is not the same as our credit monitoring service, which monitors the credit files of subscribers at one or all three major credit reporting agencies on an ongoing subscription basis. As a result, revenue generated from these sales decreased from $5.0 million for the quarter ended September 30, 2003 to $0 for the quarter ended September 30, 2004.

     Subscription revenue, which excludes revenue from transactional sales, increased 17.4% for the quarter ended September 30, 2004 from the quarter ended September 30, 2003. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	Quarter Ended
	September 30,
	2004	2003
Percentage of subscribers from indirect marketing arrangements to total subscribers at September 30	56.2%	49.5%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	60.6%	65.1%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	36.5%	31.0%

     Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses decreased 15.3% to $16.7 million for the quarter ended September 30, 2004 from $19.7 million for the quarter ended September 30, 2003. Marketing expenses related to subscriber acquisition costs decreased 1.3% to $4.9 million for the quarter ended September 30, 2004 from $5.0 million for the quarter ended September 30, 2003. Commission expenses decreased 20.0% to $11.8 million for the quarter ended September 30, 2004 from $14.7 million for the quarter ended September 30, 2003. Commission expenses related to transactional sales decreased $2.9 million for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 as the result of the termination of the one-time report service by Equifax Consumer Services on October 16, 2003. As a percentage of revenue, marketing and commission expenses decreased to 43.2% for the quarter ended September 30, 2004 from 51.7% for the quarter ended September 30, 2003. The decrease is primarily attributable to several factors. First, a higher percentage of subscribers were acquired from indirect marketing arrangements where the client bears the marketing expense. As of September 30, 2004, 56.2% of our subscribers were acquired through indirect marketing arrangements compared to 49.5% as of September 30, 2003. Secondly, the change in contractual arrangement with an existing client, resulting in reduced recorded revenues also resulted in a corresponding reduction in commission expense. Finally, a reduction in transactional sales from Equifax Consumer Services discussed above resulted in a corresponding decrease in commissions.

     Subscription Servicing Expense. Subscription servicing expense consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and transactional sales. Subscription servicing expense increased 1.1% to $9.7 million for quarter ended September 30, 2004 from $9.6 million for the quarter ended September 30, 2003. Costs associated with operating our customer service and information processing centers increased approximately $700,000 primarily due to the continuing impact of the expansion of our customer service and information processing centers to handle the growth in our subscriber base. Data costs decreased by approximately $600,000 primarily as a result of the decrease in transactional sales after the termination of the one-time report service provided to Equifax Consumer Services. As a percentage of revenue, subscription servicing expenses decreased slightly to 25.2% for the quarter ended September 30, 2004 compared to 25.3% for the quarter ended September 30, 2003. The percentage for the quarter ended September 30, 2004 was higher than the three previous quarters due to the changes in subscriber mix to a higher percentage of indirect subscribers, which are at a lower revenue per subscriber as well as the reduced revenue as a result of the change in contractual arrangement with an existing client.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions, as well as depreciation and amortization. General and administrative expenses increased 24.6% to $6.8 million for quarter ended September 30, 2004 from $5.5 million for the quarter ended September 30, 2003. The increase in general and administrative expenses was due primarily to increases in depreciation and amortization, facilities expense and personnel expenses related to expanding our infrastructure to meet our growing needs. Approximately

$500,000, or 37%, of the increase is attributable to depreciation and amortization and facilities expense and approximately $250,000, or 19%, of the increase is attributable to personnel expenses as a result of increased headcount. As a percentage of revenue, general and administrative expenses increased to 17.7% for the quarter ended September 30, 2004 from 14.4% for the quarter ended September 30, 2003. The percentage for the quarter ended September 30, 2004 was higher due to the changes in the subscriber mix to a higher percentage of indirect subscribers, which are at a lower revenue per subscriber as well as the reduced revenue as a result of the change in contractual arrangement with an existing client. Approximately 37% of our subscription revenue in the third quarter of 2004 was derived from indirect subscribers, compared to 31% in the third quarter of 2003.

     Income from Operations. Income from operations increased 64.1% to $5.4 million for the quarter ended September 30, 2004 from $3.3 million for the quarter ended September 30, 2003. As a percentage of revenue, income from operations increased to 14.0% for the quarter ended September 30, 2004 compared to 8.7% for the quarter ended September 30, 2003.

     Provision for Income Taxes. During the three months ended September 30, 2004 the Company recorded a tax provision of $2.1 million. During the third quarter of 2003, it was determined that a valuation allowance against our net operating loss carryforwards was no longer necessary and therefore an income tax benefit of $6.5 million was recorded.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

     Revenue. Revenue increased 5.6% to $117.0 million for the nine months ended September 30, 2004 from $110.8 million for the nine months ended September 30, 2003. The increase is primarily due to an increase in subscribers generated from existing clients and new clients. The number of subscribers increased to 2.6 million for the nine months ended September 30, 2004 from 2.1 million for the nine months ended September 30, 2003. Subscription revenue, which excludes revenue from transactional sales, increased 23.1% for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	Nine Months
	Ended September 30,
	2004	2003
Percentage of subscribers from indirect marketing arrangements to total subscribers at September 30	56.2%	49.5%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	64.1%	65.0%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	38.0%	28.5%

     Marketing and Commission Expenses. Marketing and commission expenses decreased 5.5% to $54.4 million for the nine months ended September 30, 2004 from $57.6 million for the nine months ended September 30, 2003. Marketing expenses related to subscriber acquisition costs decreased 7.2% to $14.6 million for the nine months ended September 30, 2004 from $15.8 million for the nine months ended September 30, 2003. Commission expenses increased 4.9% to $39.8 million for the nine months ended September 30, 2004 from $41.8 million for the nine months ended September 30, 2003. As a percentage of revenue, marketing and commission expenses decreased to 46.5% for the nine months ended September 30, 2004 from 52.0% for the nine months ended September 30, 2003. The decrease is primarily attributable to the increase in indirect marketing arrangements where the client bears the marketing expense, the decrease in commissions associated with the reduction in transactional sales from Equifax and the change in contractual arrangement with an existing client which resulted in a reduction in revenue.

     Subscription Servicing Expense. Subscription servicing expense increased 7.2% to $28.8 million for the nine months ended September 30, 2004 from $26.9 million for the nine months ended September 30, 2003. As a percentage of revenue, subscription servicing expenses increased to 24.6% for the nine months ended September 30, 2004 compared to 24.3% for the nine months ended September 30, 2003. The increase is attributable to the increasing contribution of revenue generated from indirect subscribers, which are at a lower revenue per subscriber, and the change in contractual arrangement with an existing client which resulted in a reduction in revenue.

     General and Administrative Expenses. General and administrative expenses increased 32.0% to $19.7 million for the nine months ended September 30, 2004 from $14.9 million for the nine months ended September 30, 2003. As a percentage of revenue, general and administrative expenses increased to 16.9% for the nine months ended September 30, 2004 from 13.5% for the nine months ended September 30, 2003. The increase represents an investment in our infrastructure and personnel necessary to support our growing subscriber base and is also a result of the changes in the subscriber mix to a higher percentage of indirect subscribers, which are at lower revenue per subscriber, and the change in contractual arrangement with an existing client which resulted in a reduction in revenue. Approximately 38% of our subscription revenue during the first nine months of 2004 was derived from indirect subscribers, compared to 28.5% during the first nine months of 2003.

     Income from Operations. Income from operations increased 23.8% to $14.1 million for the nine months ended September 30, 2004 from $11.4 million for the nine months ended September 30, 2003. As a percentage of revenue, income from operations was 12.0% for the nine months ended September 30, 2004 compared to 10.3% for the nine months ended September 30, 2003.

     Provision for Income Taxes. During the nine months ended September 30, 2004, the Company recorded a tax provision of $5.3 million based on an effective tax rate of 38.5%. During the nine months ended September 30, 2003, a net income tax benefit of $6.3 million was recorded as it was determined that a valuation allowance against our net deferred tax assets, which included net operating loss carryforwards was no longer necessary. From that point forward, our provision for income taxes reflect our effective tax rate.

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

     Net cash provided by operations was $12.1 million for the nine months ended September 30, 2004 compared to $9.1 million for the nine months ended September 30, 2003. The $3.0 million increase in net cash provided by operations was due to the increase in pre-tax income.

     Net cash used in investing activities was $28.4 million for the nine months ended September 30, 2004 compared to $2.6 million for the nine months ended September 30, 2003. During the third quarter of 2004, approximately $22.4 million in cash generated from the IPO was invested in short term, interest bearing U.S. Treasury securities with a maturity of greater than 90 days but no more than 180 days. The remaining $6.0 million in net cash used in investing activities consists primarily of capitalized software development costs and capital expenditures related to the expansion of our second information processing center and IT infrastructure.

     Net cash provided by financing activities was $44.1 million for the nine months ended September 30, 2004 compared to net cash used in financing activities of $729,000 for the nine months ended September 30, 2003. The increase in cash provided by financing activities is the result of the net proceeds (after deducting underwriting commissions and discounts and expenses) from the sale of our common stock in the initial public offering.

     As of September 30, 2004, our cash and cash equivalents balance was $42.2 million. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term, interest bearing U.S. Treasury securities with a maturity of 90 days or less. Our investments balance as of September 30, 2004 was $22.4 million and consists of short-term, interest bearing, U.S. Treasury securities with a maturity of greater than 90 days but no more than 180 days. Our accounts receivable balance, which consists of both credit card transactions that have been approved but not yet deposited to our account and several large balances with some of the top financial institutions, as of September 30, 2004 was $10.5 million compared to $7.9 million as of December 31, 2003. Working capital at September 30, 2004 was $66.8 million compared to $10.3 million at December 31, 2003.

     On October 14, 2004, we entered into a definitive agreement to purchase all of the outstanding stock of American Background Information Services, Inc., a Winchester, Va.–based provider of pre-employment background checks and personnel risk management services for $18.5 million in cash. In addition, we agreed to pay approximately $1.4 million to retire American Background’s outstanding bank debt. The acquisition closed on November 12, 2004.

     Our short-term capital needs consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and software licenses. In addition, we continue to invest in product development, IT infrastructure and expanding into the small business, Canadian and Hispanic markets. We believe our capital expenditures for 2004 will be approximately $10 million. Our long-term capital needs consist primarily of capital expenditures to sustain our growth and contractual obligations with respect to facility leases, capital equipment leases and software licenses. As of September 30, 2004, we have approximately $9.4 million in future capital and operating lease payments and $2.6 million in future purchase obligations. We believe our cash and cash equivalents combined with expected positive cash flow will be sufficient to fund both our short-term and long-term obligations.

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

Item 4. Controls and Procedures

     As required by SEC rules 13a-15(b) and 15d-15(b), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of its management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are sufficient. There were no significant changes to the Company’s internal controls or in other factors that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

On May 5, 2004, we closed the sale of 7,187,500 shares of our common stock, at a price of $17.00 per share in a firm commitment underwritten initial public offering, of which 3,000,000 of the shares were sold by us and the remaining 4,187,500 shares were sold by selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-111194), which the Securities and Exchange Commission declared effective on April 29, 2004.

Of the $51.0 million in gross proceeds raised by us in the offering:

     1. approximately $3.57 million was paid to the underwriters in connection with underwriting discounts and commissions;

     2. approximately $2.5 million was paid or accrued by us in connection with offering fees and expenses; and

     3. the balance has been retained by us for general corporate purposes and is invested in short-term, interest-bearing, U.S. Treasury securities.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Marketing and Services Agreement dated September 1, 2004, by and between Intersections Inc., on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand.

31.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth D. Schwarz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth D. Schwarz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 8, 2004 pursuant to Items 1.01 and 1.02 announcing the entry into a marketing and services agreement with Capital One, together with the related effective termination of certain provisions of the master agreement between Intersections and Equifax.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004

INTERSECTIONS INC.

By:

Kenneth D. Schwarz Chief Financial Officer (principal financial and accounting officer)