Form 10-K
period 2004-12-31
INTERSECTIONS INC
filed 2005-03-30
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 005-50580

INTERSECTIONS INC.

(Exact name of registrant as specified in the charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	54-1956515 (I.R.S. Employer Identification Number)

14901 Bogle Drive, Chantilly, Virginia (Address of principal executive office)	20151 (Zip Code)

(703) 488-6100
(Registrant’s telephone number including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $245 million based on the last sales price quoted as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

     Indicate the number of shares outstanding of the registrant’s common stock outstanding as of March 1, 2005: 17,345,329

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders.

INTERSECTIONS INC.

i

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from our expectations contained in our forward-looking statements. These factors include, but are not limited to, changes in:

•	our ability to maintain our relationships with the three credit reporting agencies and other data and analytics providers, and our various clients;

•	our ability to obtain new clients;

•	our ability to compete successfully with our competitors;

•	our ability to introduce new services with broad consumer appeal;

•	our ability to protect and maintain our computer and telephone infrastructure;

•	our ability to maintain the security of our data;

•	changes in federal and state laws and regulations;

•	our use of our cash and investments;

•	our cash needs;

•	implementation of our corporate strategy; and

•	our financial performance.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the caption “Risk Factors.” You should read these factors and other cautionary statements as being applicable to all related forward-looking statements wherever they appear. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

We provide identity theft protection and credit management services primarily on a subscription basis to our subscribers. Our services principally are marketed to customers of our clients and branded and tailored to meet our clients’ specifications. Our clients are principally credit and charge card issuing financial institutions. Our subscribers purchase our services either directly from us or through arrangements with our clients.

Our services include daily, monthly or quarterly monitoring of our subscribers’ credit files at one or all three of the major credit reporting agencies, Equifax, Experian and TransUnion. We deliver our services through the Internet, telecommunications and mail to our subscribers in a user-friendly format. We also offer credit score analysis tools, credit education, an identity theft recovery unit, and identity theft cost coverage.

Our services enable our subscribers to:

•	Guard against identity theft and its detrimental effects by periodically monitoring their credit files at one or all three major credit reporting agencies for changes that may indicate identity theft. Based on such information, subscribers may take actions to prevent or mitigate identity theft and speak to our identity theft customer service specialists. Through a master policy issued by a third-party insurer, some of our subscribers receive coverage for the out-of-pocket costs of correcting a stolen identity.

•	Review their credit profiles in an easy to understand format, analyze their credit records and credit scores and keep informed of changes to their credit records on a daily, monthly or quarterly basis. Using our services, subscribers may verify the accuracy of and monitor changes to their credit records at the credit reporting agencies. Our services also help subscribers learn how their credit scores change with varying events and how to correct errors on their credit reports.

We provide our services to subscribers principally under the private label brands of our clients, including many of the nation’s largest financial institutions. We customize our services, branding and pricing to our clients’ specifications. We believe that our services enable our clients to increase customer loyalty, generate a recurring stream of commission and fee income and enhance other client offerings.

On May 5, 2004, we completed an initial public offering of 7,187,500 shares of common stock at an initial public offering price of $17.00 per share. We sold 3,000,000 shares and certain selling stockholders sold an additional 4,187,500 shares. The net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and expenses, were approximately $44.9 million. Upon completion of the initial public offering, a senior secured convertible note held by a subsidiary of Equifax and all outstanding preferred stock were converted into 8,988,894 shares of common stock, after giving effect to the 554.9338-for-one split of our common stock, which occurred immediately prior to the closing of the initial public offering.

Our website address is www.intersections.com. We make available on this website under “Investors,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed via Edgar by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. We also make available on our website our Corporate Governance Guidelines and Principles, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. This information is also available by written request to Investor Relations at our executive office address listed below. The information on our website, or on the site of our third-party service provider, is not incorporated by reference into this report. Our website address is included here only as an inactive technical reference.

We were incorporated in Delaware in 1999. We conduct certain of our operations through wholly-owned subsidiaries, including CreditComm Services LLC, a Delaware limited liability company, which was originally formed in May 1996. Our principal executive offices are located at 14901 Bogle Drive, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100.

Our Services

We provide a flexible and diversified suite of identity theft protection and credit management services that are branded and tailored to meet the specifications of our clients. These services are marketed and delivered to customers of our clients on a subscription basis. Our services may be provided in different configurations containing one or more of the following features:

Service Features	Description
Credit profile	An easy-to-read initial presentation of the subscriber’s credit files at one or all three of the major credit reporting agencies.

Daily credit monitoring and notification	Daily monitoring and notification of significant potential identity theft indicators in the subscriber’s credit files at one or all three major credit reporting agencies.

Periodic updates	Update of changes to the subscriber’s credit files at one or all three major credit reporting agencies.

Credit score and analysis tools	A periodic credit score comparable to scores used by many consumer lenders based on the data from one or all three major credit reporting agencies, tracking of that score against previously reported scores, and an online credit score simulation tool that allows the subscriber to test different credit management scenarios.

Credit education	Printed or online information, together with live access to our trained credit education specialists, to assist subscribers in understanding their credit profiles, credit scores and changes to their reported credit information.

Identity theft recovery unit	Access to our specialists for assistance in the event of identity theft or fraud. In addition, the identity theft recovery unit is available to any financial institution on a fee basis for use by their customers, whether or not the customers are subscribers.

Identity theft cost coverage	Coverage through our insurer for certain costs incurred by the subscriber to correct an identity theft incident.

Fraud alert reporting service	In the event of a lost or stolen card incident, automatic enrollment in the credit monitoring service, notification of the subscriber’s designated card issuers and assistance in obtaining an optional cash advance from the subscriber’s card issuer.

Our services are offered principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card monthly. The prices to subscribers of various configurations of our services range generally from $4.99 to $12.99 per month. Our monthly subscription model offers higher customer solicitation response rates and higher annualized prices than our annual subscription model.

A substantial number of our subscribers cancel their subscriptions each year. Because there is a cost to acquire a new subscriber by direct marketing, subscribers obtained through direct marketing contribute more to our operating results after they have been retained for at least one year. To improve retention, we have undertaken a number of measures. For example, we emphasize subscriber retention in our customer service and service delivery processes. In particular, we focus on frequent, high-quality and responsive subscriber contact to enhance subscriber loyalty. We have trained a number of customer service representatives to retain subscribers who express uncertainty about the benefits of our services or otherwise suggest they want to cancel their subscriptions.

Since our founding in 1996, we have continued to add new service features and be an innovator in the credit management and identity theft marketplace. We believe we were among the first to provide ongoing consumer services that include three credit bureau profiles, three credit bureau monthly monitoring, three credit bureau daily monitoring, identity theft cost coverage, credit score simulation, text and telephone notifications, and small business credit management services that combine business and personal credit information.

We continue to enhance our current services and offer creative marketing and service delivery solutions to achieve our clients’ objectives. Our new service development strategy follows two equally important paths:

•	First, we have on-going initiatives to expand our current services to include new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content.

•	Second, we have a strategy to modify or adapt our services to reach into new markets and build on our current infrastructure and distribution channels to acquire new subscribers. For example, we launched our first non-U.S. marketing initiative in Canada in April 2003, our French language service in Canada in September 2004, and our Hispanic market initiative in August 2004. In addition, we expect an increase in distribution of our services as enhancements to our clients’ own offerings, and we plan to introduce an expanded version of our small business service marketed to our clients’ small business customers on a private label basis.

On November 12, 2004, we completed the acquisition of American Background Information Services, Inc., a Virginia corporation. American Background provides businesses a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. American Background has been in business since 1996, and provides services to a variety of businesses and industries such as manufacturing, healthcare, telecommunications and retail. American Background’s clients range from small private businesses to Fortune 500 companies. American Background is our wholly-owned subsidiary.

Our Clients

In 1997, we began teaming with leading credit and charge card issuers to provide our services to customers. These charge and credit card issuer clients currently account for the majority of our existing subscriber base. We believe our success in attracting and retaining these clients is attributable to the following:

•	Established reputation as a trusted provider: We believe we were the first company to offer a comprehensive reporting service to monitor all three major credit reporting agencies, and we strive to continue to offer an innovative and comprehensive range of services on and offline. We believe that we offer a high degree of security and confidentiality to our clients and their customers.

•	Client-branded services and customer loyalty: We have focused our efforts on developing client-branded services, which we believe enable our clients to differentiate themselves in their competitive landscape, reinforce their brands and enhance their customer loyalty. For charge and credit card issuers, managing cardholder “churn” has been particularly challenging over the past few years, and we believe our services, which are intended to enhance card issuers’ customer loyalty, help address this challenge. Our program materials, customer service representatives and marketing efforts are all focused on customization conforming to the clients’ requirements and, as a result, enhancing their brands and customer retention rates.

•	Flexible turnkey solutions: We strive to employ a flexible approach to each client arrangement, tailoring the service configurations and economic arrangements to meet the specific needs of each client.

•	Recurring revenue model: Our clients receive commissions or fees in connection with each customer who subscribes to our services, providing our clients with a recurring revenue stream.

•	Combination of online and offline customer communication and service delivery options: We provide online features and offer custom solutions to support our clients’ web-based marketing strategies. Combined with our extensive offline marketing and customer service capabilities, we believe we are capable of delivering comprehensive marketing options for our clients.

With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts and mortgage accounts, selling at the point of personal contact in branches as well as through our historical marketing channels. We are also seeking to augment our client base by expanding relationships with select insurance companies, mortgage companies, utility companies, web and technology companies and other service providers with significant market presence and brand loyalty.

Our Client Arrangements

We or our clients market our services to our clients’ customers. This “client-endorsed” marketing approach capitalizes on the client’s brand equity with its customers. This marketing approach is employed through direct, indirect and shared marketing arrangements. These arrangements are distinguished from one another by the allocation between our clients and us of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•	Direct marketing arrangement: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments.

•	Indirect marketing arrangement: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available. In addition, we generally experience improved retention under these indirect marketing arrangements when subscribers enroll through clients’ inbound marketing channels.

•	Shared marketing arrangement: Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split in proportion to the investment made by our client and us.

The classification of a client relationship as direct, indirect or shared is based on whether we or the client pay the marketing expenses. Our accounting policies for revenue recognition, however, are not based on the classification of a client arrangement as direct, indirect or shared. We look to the specific client arrangement to determine the appropriate revenue recognition policy, as discussed in detail in note 2 to our consolidated financial statements. Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers under the same economic arrangements (but not necessarily on the same terms) as had existed with our clients before termination. Under some of our contracts, primarily those for indirect marketing arrangements, the client may upon termination require us to cease providing services to their customers under existing subscriptions. Clients under some contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us.

In all cases, a client may not deliver or use another provider to deliver similar services to subscribers without first obtaining the authorizations of the subscribers, in accordance with the requirements of the federal Fair Credit Reporting Act, to obtain their credit files from the consumer reporting agencies. To obtain our services, the subscriber provides its authorization directly to us. We believe that in all or almost all cases the authorization is not transferable.

Revenue from subscribers obtained through our largest clients in 2003 and 2004, as a percentage of our total revenue, was: American Express — 23% and 22%, Capital One (through our relationship with Equifax) — 20% and 24%, Citibank — 15% and 11%, Discover — 18% and 17%, and Equifax — 10% and 0%, respectively.

Our relationship with American Express Travel Related Services, or American Express, is a shared marketing arrangement under an agreement that expires on December 31, 2005, and may be renewed annually by American Express through December 31, 2008, or by mutual agreement after that date. If that agreement terminates for reasons other than breach by us or certain limited conditions, we have the right to provide our services to existing American Express subscribers for at least two years.

We had a direct marketing arrangement with Citibank (South Dakota), N.A., or Citibank, under an agreement that expired on December 31, 2002. This arrangement was replaced by a direct marketing arrangement under an agreement that remains in effect until terminated by either party upon 90 days’ prior notice. If that agreement terminates, we may provide our services to existing Citibank subscribers for at least three years. In December 2003, we also entered into an indirect marketing arrangement with Citibank under an agreement which may be terminated by either party on 90 days’ prior notice. As a result of the new indirect marketing arrangement, while total subscribers from Citibank has increased, total revenue has decreased and our revenue per subscriber from Citibank has decreased.

We historically marketed with Discover under a direct marketing arrangement. In March 2002, we initiated an indirect marketing arrangement with Discover and began to reduce the number of new subscribers obtained under the direct arrangement as we increased marketing under the indirect arrangement. As a result of the new arrangement, while total subscribers from Discover has increased, total revenue has decreased and our revenue per subscriber from Discover has decreased. The indirect marketing agreement with Discover may be terminated by either party upon six months’ prior notice.

In November 2001, we entered into a master services agreement with Equifax under which we provide various services. The master agreement continues until November 26, 2006 and automatically renews for successive two-year terms unless either party terminates the agreement upon 12 months’ prior notice. Even if the master agreement is not terminated, however, either party may terminate the receipt of particular services from the other party on 60 days’ prior notice.

Prior to January 1, 2005, we provided our identity theft protection and credit management services under the master agreement with Equifax to customers of Capital One Bank, or Capital One, which marketed those services to consumers under an agreement between Capital One and Equifax. On September 1, 2004, we entered into a marketing and services agreement with Capital One under which, effective January 1, 2005, our services are marketed by Capital One to its customers. The services marketed to Capital One customers under this new agreement will be substantially all of the services previously marketed through the master agreement between us and Equifax, in addition to other services. Through our agreement with Equifax, however, we continue to provide our services to the customers of Capital One who enrolled for the services prior to January 1, 2005.

Under the master agreement with Equifax, we were providing to customers of Equifax a one-time, non-subscription report with data from Equifax, Experian and TransUnion for delivery online. Equifax Consumer Services terminated our provision of that service effective October 16, 2003, when it began to provide those services directly to consumers. The revenue for this report was one-time transactional revenue. As a result, in 2004 we did not have revenue from sales of that report, which was $15.2 million, or 10% of our revenue, in 2003. The contribution to our operating income from these sales was significantly lower as a percentage of revenue than that of our subscription business. We continue to provide Equifax customers with credit monitoring services delivered offline. The revenue for such services constituted less than 1% of our revenue in both 2003 and 2004.

Operations

Our operations platform, which consists principally of customer service, information processing and technology, is designed to provide our subscribers with a suite of services. Our services are tailored to meet our clients’ requirements for branding and presentation, service levels, accuracy and security.

Customer Service

We have designed our customer service to achieve customer satisfaction by responding quickly to subscriber requests with value-added responses and solutions. In addition, we work to gain customer satisfaction through our policy of selective recruiting, hiring, training, retaining and management of in-house customer service representatives who are focused exclusively on identity theft protection and credit management services. Prior to working with subscribers, service representatives are required to complete a training program that focuses on the fundamentals of the credit industry, regulation, credit reporting and our products and services, followed by a closely monitored on-the-job training program with assigned mentors and call simulations. Service representatives then continue to be monitored and receive feedback based on the standards of our quality assurance program. In addition to call quality, we are bound by client-driven metrics specified by our service level agreements.

We maintain in-house customer care centers in Chantilly, Virginia, and in Rio Rancho, New Mexico, where our facility opened in December, 2003. We have the capability to house 390 representatives and required support personnel. We have expansion plans that may be deployed to increase capacity. Additionally, we utilize the services of an outsourced strategic vendor with capacity for additional customer service representatives trained to handle billing inquiries, subscription questions and account retention.

Information Processing

Our in-house information processing capabilities are designed to provide prompt, high quality and cost-effective delivery of subscribers’ personal data on a private label basis. Proprietary software creates consumer friendly presentation, tracks delivery at the page level and stores the consolidated credit data for member servicing. For the purpose of ensuring accuracy and security of subscribers’ personal data, credit reports are electronically inspected upon receipt and again before final delivery. Operational auditing of fulfillment events is also conducted regularly.

To augment the capabilities of our original fulfillment center in Chantilly, Virginia, we opened a second processing center in Manassas, Virginia, in November 2003. This second center provides additional capacity to handle projected growth, provide contingency backup and efficiently respond to volume spikes.

We also make our services available to most subscribers via the Internet. Upon enrollment, each subscriber is provided a personal identification number that enables immediate activation and access to the service online. We deliver these services through client-branded web sites and our own branded web sites.

Information Technology

We continue to make significant investments in technology to enable continued growth in our subscriber base. This also allows us to provide flexible solutions for our subscribers and clients with a secure and reliable platform to build on. Our customer resource management platform, which is the basis for our service delivery, integrates certain industry and application specific software. Since inception, we have contracted a portion of our credit data processing to Digital Matrix Systems, Inc. A portion of our web development is contracted to nVault Inc.

We employ a range of information technology solutions, physical controls, procedures and processes to safeguard the security of data, and regularly evaluate those solutions against the latest available technology and security literature. We use respected third parties to review and test our security, we continue to be audited by our clients, and we have obtained a TruSecure Corporation Web Certification.

We have undertaken several projects for the purpose of ensuring that the infrastructure expands with client and subscriber needs. We have a redundant backup location in the Dallas, Texas area for the back office operations, and a second online data center in the Virginia area to supplement our hosted data center in Canada. At the application level, the applications are fully multi-threaded and multi-tiered. Our back office and online environments are designed with high volume processing in mind and are constructed to optimize performance.

We are working with a major technology consultant to re-architect our most critical software platforms on a proven .Net architecture with the purpose of increasing the flexibility and scalability of our existing and new product offerings.

Data and Analytics Providers

Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days notice, respectively. The Equifax contract continues until November 26, 2006 and automatically renews for successive two-year terms unless either party terminates the agreement upon 12-months’ prior notice. Each of these credit reporting agencies is a competitor of ours in providing credit information directly to consumers.

We have entered into contracts with several additional providers of data and analytics for use in our planned identity theft protection services, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. We expect those third party data and analytics sources to be of increasing significance to our business in the future to the extent we are successful in marketing our new services.

Our recently acquired subsidiary, American Background, relies on multiple sources of data. Those data sources include commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations.

Competition

The consumer credit information services industry is competitive. There are a number of divisions or subsidiaries of large, well-capitalized firms with strong brand names that operate in the industry. We compete with these firms to provide our clients’ customers with identity theft protection and credit monitoring services. We compete for these clients on the basis of our reputation in the market, ability to offer client-branded solutions, flexible service configurations, high quality standards and price.

We believe that our principal competitors include: Equifax; Experian and its subsidiary, Consumerinfo.com; TransUnion and its subsidiary, Truelink; MyFICO.com, a division of Fair Isaac Corporation; The First American Corporation, and its subsidiary CREDCO; and PrivacyGuard, a division of Trilegiant Corporation (an affiliate of Cendant Corporation). We believe that these competitors primarily market their services directly to the consumer through the Web, except for Trilegiant and CREDCO, which we believe primarily market offline and compete with us for financial institution clients. We believe that certain of our competitors, including Equifax, Experian and TransUnion, are and will continue to make efforts to compete with us in marketing offline and providing branded solutions for financial institution clients.

Government Regulation

Our business is subject to a variety of laws and regulations, some of which are summarized below. Should we fail to comply with these laws or regulations, we could be subject to a variety of criminal and civil enforcement actions, lawsuits and sanctions, any of which could have a material adverse effect on our company. Changes in these laws or regulations, or new laws or regulations, could affect our business.

Credit Reporting Laws

Our services involve the use of consumer credit reports governed by the federal Fair Credit Reporting Act. The Fair Credit Reporting Act establishes a set of requirements that “consumer reporting agencies” must follow in conducting their business. A “consumer reporting agency” generally means any person who for monetary fees regularly engages in assembling consumer credit information for the purpose of furnishing consumer reports to third parties. Each of the major credit reporting agencies is a “consumer reporting agency” under the Fair Credit Reporting Act. While we are not a “consumer reporting agency” within the meaning of the Fair Credit Reporting Act, certain provisions of the Fair Credit Reporting Act apply to users of consumer reports and others, such as ourselves. In addition, we are required by our contracts with Equifax, Experian and TransUnion, to comply with certain requirements of the Fair Credit Reporting Act. Some states have adopted laws and regulations governing the use of consumer credit information. Many of those laws are similar in effect to the Fair Credit Reporting Act, although some state laws have different provisions.

Laws in several states, including Colorado, Georgia, Illinois, Maine, Maryland, Massachusetts, New Jersey and Vermont, require consumer reporting agencies to provide each consumer one credit report per year (or two credit reports, in the case of Georgia) upon request without charge. On December 4, 2003, the President signed into law certain amendments of the Fair Credit Reporting Act. Among other things, these amendments provide consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency, and require each major consumer credit reporting agency to provide the consumer a credit score along with his or her credit report for a reasonable fee as determined by the Federal Trade Commission. We are not required to comply with these requirements because we are not a consumer reporting agency. These laws do apply to the three major credit reporting agencies from which we purchase data for our services. The rights of consumers to obtain free annual credit reports from consumer reporting agencies, and credit scores for a fee could cause consumers to perceive that the value of our services is reduced or replaced by those free credit reports, which could have a material adverse effect on our business.

The major credit reporting agencies that are obligated to provide free credit reports are required to establish a centralized source through which consumers may request their free credit reports. The Federal Trade Commission has promulgated rules which allow the credit reporting agencies to advertise their paid products on the centralized source. The Federal Trade Commission’s rules restrict the manner of such advertising, and also prohibit the credit reporting agencies from using for marketing purposes the consumer information gathered through the centralized source. Nevertheless, advertising by the credit reporting agencies through the centralized source may compete with the marketing of our services.

Privacy and Data Protection

Generally, the Gramm-Leach-Bliley Act governs information about consumers received or obtained by “financial institutions.” The Gramm-Leach-Bliley Act, together with implementing regulations adopted by the Federal Trade Commission and other federal agencies, require, among other things, that financial institutions issue privacy policies to consumer customers and comply with various restrictions on use and disclosure of “nonpublic personal information.” The Gramm-Leach-Bliley Act and implementing regulations also restrict the use and disclosure of nonpublic personal information by non-financial institutions that receive such information from financial institutions. Some of our business, including use of nonpublic personal information we receive in connection with our services, is subject to the Gramm-Leach-Bliley Act and implementing regulations.

In addition, some states have or may adopt laws applicable to the privacy of consumer information and data security for such information, including laws that require notification of consumers in the event of unauthorized access to private information.

Various states, as well as the federal government, may adopt such laws and other laws and regulations that may impede or increase the costs of the use of private consumer information in our business.

Marketing Laws and Regulations

The Federal Trade Commission and virtually all state attorneys general have authority to prevent marketing activities that constitute unfair or deceptive acts or practices. Certain forms of marketing are subject to more specific laws and regulations. Telemarketing of our services is subject to federal and state telemarketing regulation. Federal statutes and regulations adopted by the Federal Trade Commission and Federal Communications Commission impose various restrictions on the conduct of telemarketing. The Federal Trade Commission also has enacted the national Do Not Call Registry, which enables consumers to elect to prohibit telemarketers from calling them. We may not be able to reach potential subscribers because they are placed on the national Do Not Call Registry. Many states have adopted, and others are considering adopting, statutes or regulations that specifically affect telemarketing activities. Although we do not control the telemarketing firms that we engage to market our programs, in some cases we are responsible for compliance with these federal and state laws and regulations.

Federal and state legislatures are considering or have enacted various laws governing email communications. While most of these laws concern unauthorized emails known as “spam,” and thus do not apply to our activities, they may affect our use of email to market to or communicate with subscribers or potential subscribers.

Canadian Laws

Various Canadian federal and provincial laws govern our services in Canada, including provincial credit reporting laws similar in scope to the Fair Credit Reporting Act in the United States and privacy laws. Many of these laws vary by province.

Intellectual Property

We consider certain of our processes, systems, methodologies, databases, tangible and intangible materials and software and trademarks to be proprietary. We rely on a combination of trade secret, patent, copyright, trademark and other laws, license agreements and nondisclosure, noncompetition and other contractual provisions and technical measures to protect our proprietary and intellectual property rights. Various tools available for use on our website utilize software under license from several third parties. We do not believe that these software licenses are material to our business, and believe that they may be replaced on similar terms with software licensed from other third parties or developed by us or on our behalf, including by vendors currently under contract with us. When we market our services in client-branded programs, we rely on licenses from our clients to use their trademarks.

Employees

As of December 31, 2004, we had 581 full-time employees and 15 part-time employees, including our subsidiary American Background. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

Risk Factors

We believe the following risk factors, as well as the other information contained in this Annual Report on Form 10-K, are material to an understanding of our company. Any of the following risks as well as other risks and uncertainties discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.

Risks Related to Our Business

We must replace the subscribers we lose in the ordinary course of business and if we fail to do so our revenue and subscriber base will decline.

A substantial number of our subscribers cancel their subscriptions each year. Cancellations may occur due to numerous factors, including:

•	changing subscriber preferences;

•	competitive price pressures;

•	general economic conditions;

•	subscriber dissatisfaction;

•	cancellation of subscribers due to credit card declines; and

•	credit or charge card holder turnover.

The number of cancellations within the first 90 days as a percentage of new subscribers was 33.8% in 2002, 29.0% in 2003, and 24.3% in 2004. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, as a percentage of the number of subscribers at the beginning of the year plus the net of new subscribers and cancellations within the first 90 days, was 26.6% in 2002, 28.6% in 2003, and 29.7% in 2004. The increase in the percentage of cancellations after 90 days from 2002 to 2003 is related to the launch of a new indirect marketing arrangement in the third quarter of 2002. Under the new arrangement, subscribers tended to remain in the program for a longer period than most of our subscribers. As a result, we experienced a decrease in the percentage of cancellations within 90 days and a slightly higher increase in the percentage of cancellations after 90 days. The increase in the percentage of cancellations after 90 days from 2003 to 2004 is related to the decision in the third quarter of 2004 to cancel approximately 106,000 subscribers who had not provided sufficient information to allow them to receive the full benefits of the service. As a result, the percentage of cancellations under this indirect marketing arrangement was lower than our overall cancellation percentage during the first 90 days but was slightly higher than our overall cancellation percentage after 90 days. Despite this increase, the total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscribers was 43.4% in 2002, 40.9% in 2003, and 38.5% in 2004. Conversely, our retention rates, calculated by taking the sum of the beginning of the year subscribers plus new subscribers less cancellations during the year and dividing that amount by the beginning of the year subscribers plus new subscribers, increased from 56.6% in 2002 to 59.1% in 2003 to 61.5% in 2004.

Failure to obtain new subscribers, producing subscription revenue, net of marketing and commissions associated with subscription revenue, equivalent to the subscription revenue, net of marketing and commissions associated with subscription revenue, from the canceling subscribers, would result in a reduction in our subscription revenue, net of marketing and commissions associated with subscription revenue, and potentially reduce the number of our subscribers. Because of the large number of subscribers we need to replace each year, there can be no assurance that we can successfully replace them.

We historically have depended upon a few clients to derive a significant portion of our revenue, and the loss of any of these clients could have a material adverse effect on our growth strategy and prospects.

Revenue from subscribers obtained through our largest clients in 2003 and 2004, as a percentage of our total revenue, was: American Express — 23% and 22%, Capital One (through our relationship with Equifax) — 20% and 24%, Citibank — 15% and 11%, Discover — 18% and 17%, and Equifax — 10% and 0%, respectively. Substantially all of the revenue from Equifax (not including the revenue from Capital One) was comprised of revenue from a one-time, non-subscription report we provided to customers of Equifax, for which Equifax terminated our services effective October 16, 2003. There can be no assurance that one or more of these key clients or other clients will not terminate their relationship with us. The termination or non-renewal of a key client relationship could have a material adverse effect on our future revenue from existing services of which such client’s customers are subscribers and on our ability to further market new or existing services through such client.

If one or more of our agreements with clients were to be terminated or expire, or one or more of our clients were to reduce the marketing of our services, we would lose access to prospective subscribers and could lose sources of revenue.

Many of our key client relationships are governed by agreements that may be terminated without cause by our clients upon notice of as few as 60 days without penalty. Under many of these agreements, our clients may cease or reduce their marketing of our services. If one or more of our agreements with clients were to be terminated or expire, or one or more of our clients were to reduce the marketing of our services, we would lose access to prospective subscribers.

Our typical contracts provide that after termination of the contract we may continue to provide our services to existing subscribers under the same economic arrangements that existed before termination. Under certain of our agreements, however, the clients may require us to cease providing services under existing subscriptions after time periods ranging from 90 days to three years after termination of the contract. Clients under certain contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us. If one or more of these clients were to terminate our agreements with them, and require us to cease providing our services to subscribers, then we would lose significant sources of revenue.

We are substantially dependent upon our consumer identity theft protection and credit management services for a significant portion of our revenue, and market demand for these services could decrease.

Substantially all of our revenue historically has been derived from consumer identity theft protection and credit management services. We expect to remain dependent on revenue from these services for the foreseeable future. Any significant downturn in the demand for these services would materially decrease our revenue.

If we lose our ability to purchase data from any of the three major credit reporting agencies, each of which is a competitor of ours, demand for our services could decrease.

We rely on the three major credit reporting agencies, Equifax, Experian and TransUnion, to provide us with essential data for our consumer identity theft protection and credit management services. The Equifax agreement continues until November 26, 2006 and automatically renews for successive two-year terms unless either party terminates the agreement upon twelve-months’ prior notice. Our agreements with Experian and TransUnion may be terminated by them on 30 days and 60 days notice, respectively. Each of the three major credit reporting agencies owns its consumer credit data and is a competitor of ours in providing credit information directly to consumers, and may decide that it is in their competitive interests to stop supplying data to us. Any interruption, deterioration or termination of our relationship with one or more of the three credit reporting agencies would be disruptive to our business and could cause us to lose subscribers.

If we experience system failures or interruptions in our telecommunications or information technology infrastructure, our revenue could decrease and our reputation could be harmed.

Our operations depend upon our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures and other events beyond our control. We receive credit data electronically, and this delivery method is susceptible to damage, delay or inaccuracy. A significant portion of our business involves telephonic customer service as well as mailings, both of which depend upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in a significant system outage or data loss, which could interrupt our operations. Our infrastructure may also be vulnerable to computer viruses, hackers or other disruptions entering our systems from the credit reporting agencies, our clients and subscribers or other authorized or unauthorized sources. Our business could be materially adversely affected if there is any damage to our telecommunications and information technology systems, failure of communication links or other loss that causes interruption in, or damage to, our operations.

We and our clients outsource telemarketing to third parties who may take actions that lead to negative publicity and consumer dissatisfaction.

We and our clients solicit some of our subscribers through outbound telemarketing that we outsource to third-party contractors. In outbound telemarketing, the third-party contractors make the initial contact with potential subscribers. We attempt to control the level and quality of the services provided by these third parties through a combination of contractual provisions, monitoring, on-site visits and records audits. In arrangements where we bear the marketing cost, which represented 33% of new subscribers acquired in 2004, approximately 79% of new subscribers were obtained through outbound telemarketing by our vendors. In arrangements where the clients bear the marketing cost, which represented 67% of new subscribers acquired in 2004, approximately 22% of new subscribers were obtained through outbound telemarketing by outsourced vendors. Any quality problems could result in negative publicity and customer dissatisfaction, which could cause us to lose clients and subscribers and decrease our revenue.

We may lose subscribers and significant revenue if our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon developing and successfully introducing new services that generate client and consumer interest, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. We have made or may make significant investments in these new services, including development costs and prepayment of royalties and fees to third party providers. Our failure to introduce these services or to develop new services, or the introduction or announcement of new services by competitors, could render our existing services noncompetitive or obsolete. Although we have a limited history of developing and introducing services outside the areas of identity theft protection and consumer credit management, we are currently developing or introducing new services in the area of small business credit information and fraud detection. There can be no assurance that we will be successful in developing or introducing these or any other new services. Our failure to develop, introduce or expand our services could harm our business and prospects.

We may not be able to develop and maintain relationships with third party data and analytics providers on which we will be substantially dependent for our planned new services, and failures by those third parties could harm our business and prospects.

Our planned new consumer services are substantially dependent on third party data and analytics providers. Our failure to develop and maintain these third party relationships could harm our ability to provide those services. Failure of those third party providers to perform under our agreements with them, or to provide effective and competent services, could cause us to have liability to others or otherwise harm our business and prospects.

We expect that our revenue, expenses and operating results may be subject to significant fluctuations, which could contribute to wide fluctuations in period-to-period performance and could have a material adverse effect on the price of our stock.

These fluctuations may be attributable to a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;

•	our ability to introduce new services on a timely basis;

•	the introduction of competing services by our competitors;

•	market acceptance of our services;

•	the demand for consumer subscription services generally;

•	the ability of third parties to market and support our services;

•	the timing of our clients’ marketing of our services; and

•	general economic conditions.

Any one or a combination of these factors could contribute to wide fluctuations in period-to-period performance and have an adverse effect on our stock price.

We cannot give assurances of our future profitability.

We incurred significant operating losses from our inception in 1996 through 2001. As of December 31, 2004, we had an accumulated deficit of approximately $4.5 million. We historically incurred and will continue to incur significant marketing costs and commissions to grow our business, which affected our profitability in prior periods and will continue to affect our profitability in future periods. Although our revenue, net of marketing and commissions, has grown in recent periods, our growth rates may not be sustainable or indicative of future operating results. Although we became profitable in the second quarter of 2002, we cannot assure you that we will remain profitable.

We may be unable to meet our future capital requirements to grow our business, which could adversely impact our financial condition and growth strategy.

We may need to raise additional funds in the future in order to operate and expand our business. There can be no assurance that additional funds will be available on terms favorable to us, or at all. Our inability to obtain additional financing could have a material adverse effect on our financial condition.

We may raise additional funds in the future, which could cause dilution to our existing stockholders or adversely affect their voting or other rights.

We may seek additional funding in the future through public or private financings and the terms of these financings may adversely affect the holdings or the rights of our stockholders. If we raise funds by selling more stock, our existing stockholders will be diluted, and we may grant future investors rights superior to those of the common stock. If additional funds are raised by issuing debt, we may be subject to covenants limiting our operations. As a result, our stock price may decline.

If we are not able to hire and retain qualified personnel, our ability to grow and maintain our business could be adversely affected.

Our success depends on the continued services of our key senior management and our marketing, customer service and technology personnel. If one or more of these individuals were unable or unwilling to continue in their present positions, our business could be materially adversely affected. In addition, we do not maintain key person life insurance on our senior management other than Michael R. Stanfield, our chairman and chief executive officer. We also believe that our future success will depend, in part, on our ability to attract, retain and motivate skilled managerial, marketing and other personnel. We may not be able to attract, assimilate or retain highly qualified employees in the future, which could result in increased labor costs and operating expenses and diminished customer service, any of which would have a material adverse effect on our results of operations and ability to grow and maintain our business.

Risks Related to Our Industry

Our failure to protect private data could damage our reputation and cause us to expend capital and resources to protect against future security breaches or other unauthorized access.

Our services are based upon the collection, distribution and protection of sensitive private data. Unauthorized users might access that data or human error might cause the wrongful dissemination of that data. If we experience a security breach or other unauthorized access to information, the integrity of our services may be affected. We have incurred and may incur in the future significant costs to protect against the threat of a security breach or other unauthorized access to information or to alleviate problems caused by a breach or other unauthorized access. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain clients and subscribers and could subject us to legal claims from clients or subscribers. We cannot make assurances that we would prevail in such litigation. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

We are subject to government regulation and increasing public scrutiny, which could impede our ability to market and provide our services and have a material adverse effect on our business.

Our consumer identity theft protection and credit management services involve the use of consumer credit reports governed by the federal Fair Credit Reporting Act and similar state laws and regulations governing the use of consumer credit information. Our services involve the use of nonpublic personal information that may be subject to the federal Gramm-Leach-Bliley Act and state laws and regulations governing consumer privacy. Telemarketing of our services is subject to federal and state telemarketing regulation. These laws and regulations are subject to revision. We cannot predict the impact of legislative or regulatory changes on our business.

For example, the Federal Trade Commission has enacted the national Do Not Call Registry, which enables consumers to elect to prohibit telemarketers from calling them. We may not be able to reach potential subscribers because they are placed on the national Do Not Call Registry.

In addition, some states have or may adopt laws applicable to the privacy of consumer information and data security for such information, including laws that require notification of consumers in the event of unauthorized access to private information. Various states, as well as the federal government, may adopt such laws or other laws and regulations that may impede or increase the costs of the use of private consumer information in our business.

Further, the business of American Background depends on information about individuals from private and public sources. Increased statutory and regulatory restrictions on access to or use of such information could impede, or increase the costs of, American Background’s business. Such restrictions also could impede the ability of third party data and analytics providers to provide us data for use in our new consumer services.

We commenced marketing our services in Canada in 2003. Various Canadian federal and provincial laws govern our services, including provincial credit reporting laws similar in scope to the Fair Credit Reporting Act in the United States and privacy laws. These laws vary by province and are subject to changes that may affect our business. Laws and regulations regarding access to or use of credit information, or other information about individuals, could impede or increase the costs of our efforts to provide our services in Canada.

We also may market and provide our services in other countries. The laws in other countries and jurisdictions, including the United Kingdom and European Economic Area, may impose restrictions that could impede or increase the costs of our efforts to market and provide our services in those countries and jurisdictions.

Although we do not believe that we are engaging in, and do not plan to engage in, activities prohibited by laws or regulations governing our activities, any allegation or finding that we are violating such laws or regulations could harm our business. Furthermore, the media often publicizes perceived non-compliance with consumer protection regulations and violations of fair dealing with consumers. If we received this kind of publicity or became associated with other entities receiving negative publicity, our reputation, client and subscriber relationships, and consumer acceptance and subscriber loyalty could be materially adversely affected.

Laws requiring the free issuance of credit reports by credit reporting agencies could impede our ability to obtain new subscribers or maintain existing subscribers and could have a material adverse effect on our revenue.

On December 4, 2003, the President signed into law certain amendments to the federal Fair Credit Reporting Act. Among other things, these amendments provide consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency and require each major consumer credit reporting agency to provide the consumer a credit score along with his or her credit report for a reasonable fee as determined by the Federal Trade Commission. In addition, laws in several states, including Colorado, Georgia, Illinois, Maine, Maryland, Massachusetts, New Jersey and Vermont, require credit reporting agencies to provide each consumer one credit report (or two credit reports, in the case of Georgia) per year upon request without charge. We are not required to comply with these requirements because we are not a “consumer reporting agency” or “credit reporting agency.” A “consumer reporting agency” or “credit reporting agency” generally means any person who for monetary fees regularly engages in assembling consumer credit information for the purpose of furnishing consumer reports to third parties. Our services do not provide consumer credit information to third parties. These laws do apply to the three major credit reporting agencies from which we purchase data for our services. The rights of consumers to obtain free annual credit reports from these credit reporting agencies and credit scores for a fee could cause consumers to believe that the value of our services is reduced or replaced by those free credit reports, which would adversely impact the marketability of our services and could have a material adverse effect on our revenue, results of operations and business.

The Federal Trade Commission has promulgated rules which allow the credit reporting agencies that are required to provide free credit reports to advertise their paid products on the centralized source through which consumers request their free credit reports. The Federal Trade Commission’s rules restrict the manner of such advertising, and also prohibit the credit reporting agencies from using for marketing purposes the information gathered through the centralized source. Nevertheless, advertising by the credit reporting agencies through the centralized source may compete with the marketing of our services.

A significant downturn in the charge or credit card industry or a trend in that industry to reduce or eliminate marketing programs could harm our business.

We depend upon clients in the charge and credit card industry. Services marketed through our charge and credit card issuer clients have accounted for substantially all of our revenue. Therefore, a significant downturn in the charge and credit card industry could harm our business. The reduction or elimination of marketing programs within our charge and credit card issuer clients could materially adversely affect our ability to acquire new subscribers and to expand the range of services offered to current subscribers.

Competition could reduce our market share or decrease our revenue.

Several of our competitors offer services that are similar to, or that directly compete with, our services. Competition for new subscribers is also intense. Even after developing a client relationship, we compete within the client organization with other services for appropriately targeted customers because client organizations typically have only limited capacity to market third-party services like ours. Many of our competitors have greater financial and other resources than we do. We compete directly with the credit reporting agencies that control the credit file data that we use to provide our services. We believe that the major credit reporting agencies currently market and deliver their services primarily online and generally do not provide client branded services that meet our clients’ specifications and needs. We have no assurance, however, that the major credit reporting agencies will not expand their marketing channels or strategies or develop capabilities competitive with ours, which, if successful, could have a material adverse effect on our business, results of operations and financial condition. There also can be no assurance that our current or future competitors will not provide services comparable or superior to those provided by us, or at lower prices, adapt more quickly to evolving industry trends or changing market requirements, increase their emphasis on services similar to ours, enter the market in which we operate or introduce competing services. Any of these factors could reduce our market share or decrease our revenue.

If we are unable to enforce or defend our ownership and use of our intellectual property, our competitive position and operating results could be harmed.

The success of our business depends in part on the intellectual property involved in our processes, systems, methodologies, materials and software. We rely on a combination of trade secret, patent, copyright, trademark and other laws, license agreements and nondisclosure, noncompetition and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our intellectual property. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be harmed if we are not able to protect our intellectual property. The same would be true if a court found that our services infringe another party’s intellectual property rights. Any intellectual property lawsuits in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and detract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our processes, systems, methodologies, materials and software and could reduce our profitability.

We may not be able to consummate future acquisitions or joint ventures or successfully integrate these into our business.

We recently completed the acquisition of American Background. In addition, we continually consider and evaluate businesses, joint ventures, technologies, products, services or assets that complement our business. A principal component of our strategy going forward is to selectively acquire complementary assets in order to increase cash flow and earnings. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to support our growth, and many other factors beyond our control. We may not be successful in implementing our acquisition strategy and, even if implemented, such strategy may not improve our operating results. In addition, the financing of future acquisitions may require us to incur indebtedness, which could limit our financial flexibility.

In connection with acquisitions, we may experience unforeseen operating difficulties as we integrate the acquired assets into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition by us involves risks, including:

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of the acquired businesses with those of our existing operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations; and

•	mitigating contingent or assumed liabilities.

Risks Related to the Common Stock

Our stock price fluctuates and an active public market for our common stock may not continue, which may cause our stock price to decline in value and could impair liquidity.

The market price of our common stock may fluctuate significantly in response to period-to-period fluctuations in our revenue, expenses and operating results and other factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of listed companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our shares.

A large number of shares of our common stock may be sold in the market, which could cause the market price of our common stock to decline.

Our sale, or the sale or resale by our stockholders, of shares of our common stock, or the perception that such sales may occur, could cause the market price of the common stock to decline. We have 17,345,329 shares of common stock outstanding as of March 1, 2005. Of these shares, approximately 8,000,000 shares are freely transferable without restriction except for any shares held by our “affiliates” as defined in Rule 144 of the Securities Act. The remaining shares of common stock are “restricted securities” and eligible for public sale when registered or when they qualify for an exemption from registration under the Securities Act. The holders of substantially all of these “restricted securities” as well as 360,013 shares issuable upon the exercise of warrants have the right under specified circumstances to require us to register their shares for resale to the public or to participate in a registration of shares by us.

Insiders have substantial control over us and could delay or prevent a change in corporate control, which may harm the market price of our common stock.

Our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 51% of our outstanding common stock. These stockholders may have interests that conflict with other stockholders and, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Provisions in our certificate of incorporation and bylaws and under Delaware law could prevent or delay transactions that stockholders may favor.

We are incorporated in Delaware. Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable, including a provision which authorizes our board of directors to issue preferred stock with such voting rights, dividend rates, liquidation, redemption, conversion and other rights as our board of directors may fix without further stockholder action. If a change in control or change in management is delayed or prevented, the market price of our common stock could decline.

Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. This provision may prevent changes in our management or corporate structure. Also, under applicable Delaware law, our board of directors is permitted to and may adopt additional anti-takeover measures in the future.

ITEM 2. PROPERTIES

We lease our headquarters and other facilities in Chantilly, Virginia. The combined facilities are approximately 69,197 square feet and our leases expire in 2007 and 2009. In addition, we lease a customer service facility in Rio Rancho, New Mexico, which is approximately 28,000 square feet, and we lease an information processing facility in Manassas, Virginia, which is approximately 8,185 square feet. The lease on our Rio Rancho, New Mexico facility is due to expire in 2013, and the lease on our Manassas, Virginia facility is due to expire in 2008. We believe that our facilities will support our future business requirements or that we will be able to lease additional space, if needed, on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the Company’s financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Michael R. Stanfield	54	Chairman, Chief Executive Officer and Director
Kenneth D. Schwarz	52	President, Consumer and Small Business Solutions
Charles P. Garner	56	Executive Vice President—Strategic Initiatives, and Chief Marketing Officer
Debra R. Hoopes	44	Chief Financial Officer
Neal B. Dittersdorf	45	Chief Legal Officer
George K. Tsantes	45	Executive Vice President and Chief Technology Officer

Michael R. Stanfield co-founded CreditComm, the predecessor to Intersections, in May 1996 and has been Chairman, Chief Executive Officer and a Director since that time. Mr. Stanfield joined Loeb Partners Corporation, an affiliate of Loeb Holding Corporation, in November 1993 and served as a Managing Director at the time of his resignation in August 1999. Mr. Stanfield has been involved in management information services and direct marketing through investments and management since 1982, and has served as a director of CCC Information Services Inc. and BWIA West Indies Airways. Prior to beginning his operational career, Mr. Stanfield was an investment banker with Loeb, Rhoades & Co. and Wertheim & Co. He holds a B.B.A. in Business Administration from Emory University and an M.B.A. from Columbia University.

Kenneth D. Schwarz served as our Chief Financial Officer from May 1999 until February 2005. He was appointed President, Consumer and Small Business Solutions in January 2005. From November 2002 to October 2003, Mr. Schwarz served as our Chief Operating Officer. Prior to joining Intersections, from August 1996 to May 1999, Mr. Schwarz served as Senior Vice President, Finance of WinStar Communications. Mr. Schwarz previously held positions with Cable & Wireless, Unitel Communications and MCI Communications, and is a C.P.A. who worked with Touche Ross from 1976 to 1981. He holds a B.S. and an M.B.A. from Indiana University.

Charles P. Garner has served as our Executive Vice President — Strategic Initiatives since February 2004, and was appointed Chief Marketing Officer as of July 2004. Prior to that, Mr. Garner had served on our board of directors since January 2003. He was a Senior Vice President of Nextel Communications, Inc. from January 2002 until December 2003, focusing on the consumer business segments. Prior to joining Nextel, from May 2000 until December 2001, Mr. Garner served as Chief Executive Officer of The Motley Fool, Inc. From June 1970 until April 2000, Mr. Garner served in various positions at Coca-Cola Company, most recently as President, Southeast and West Asia Division. He holds a B.S. from Tulane University and an M.B.A. from the University of South Carolina.

Debra R. Hoopes served as our Senior Vice President of Corporate Development and Investor Relations from June 2004 until February 2005, when she was appointed Chief Financial Officer. Ms. Hoopes previously served as Chief Financial Officer for Compel Holdings from April 2003 to June 2004 and as Chief Financial Officer of CityNet Telecommunications from April 2000 to September 2002. Ms. Hoopes previously held positions with Winstar Communications, Cable & Wireless and MCI Communications. She is a C.P.A. and holds a B.S. from Virginia Tech and an M.B.A. from George Washington University.

Neal B. Dittersdorf served as our Senior Vice President and General Counsel from February 2003 until June 2004, when he was appointed Chief Legal Officer. From January 2002 to January 2003, Mr. Dittersdorf was of counsel at the law firm of Venable, Baetjer, Howard & Civiletti LLP. He was employed by Credit Management Solutions, Inc. from July 1997 to June 2001, where he served as Deputy General Counsel and then General Counsel. He previously founded information and technology law practices at two national law firms, and was a Trial Attorney with the U.S. Department of Justice, Civil Division. He holds a B.A. from Brandeis University and a J.D. from the New York University School of Law.

George (Chip) K. Tsantes was hired as Intersections’ Chief Technology Officer in January of 2005. Prior to joining Intersections, Mr. Tsantes was a Partner in Accenture’s Capital Markets Group, part of the global firm’s Financial Services practice and a member of its FSI Technology leadership. He was an employee or Partner with Accenture from August 1986 to January 2005. He holds a B.A from Virginia Wesleyan College and an M.B.A. from Old Dominion University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Intersections Inc.’s common stock began trading on the Nasdaq National Market on April 30, 2004 under the symbol “INTX”. Before that date, no public market for its common stock existed. As of March 1, 2005, Intersections Inc.’s common stock was held by approximately 18 stockholders of record and an estimated 1,237 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share of our common stock as reported on the Nasdaq Composite Tape.

	Sales Price
	per Share
	High	Low
Quarter ended:
June 30, 2004	$27.45	$20.51
September 30, 2004	$24.11	$11.45
December 31, 2004	$19.74	$11.60

We never have paid or declared any cash dividends on our common stock and have no plans to do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.

Use of Proceeds. The Company’s Registration Statement on Form S-1 (File No. 333-111194) for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 shares of its common stock, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004 at an initial price of $17.00 per share. The net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and expenses, were approximately $44.9 million. The completion of this stock offering resulted in the conversion of a senior secured convertible note and all outstanding preferred stock into 8,988,894 shares of common stock, after giving effect to the 554.9338-for-one stock split of our common stock, which occurred immediately prior to the closing.

Of the $51.0 million in gross proceeds raised by us in the offering:

1. approximately $3.57 million was paid to the underwriters in connection with underwriting discounts and commissions;

2. approximately $2.5 million was paid or accrued by us in connection with offering fees and expenses;

3. approximately $20.2 million was paid or accrued by us in connection with our acquisition in November 2004 of American Background Information Services, Inc., including approximately $1.4 million to retire American Background’s outstanding bank debt; and

4. the balance has been retained by us for general corporate purposes and is invested in short-term, interest-bearing, U.S. Treasury securities.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

This section presents our historical financial data. The selected consolidated financial data is qualified by reference to and should be read carefully in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. The selected consolidated financial data in this section is not intended to replace the financial statements.

The selected consolidated statement of operations data for the years ended December 31, 2002, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003 and 2004 set forth below are derived from our audited financial statements, which are included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the selected consolidated balance sheet data as of December 31, 2000, 2001 and 2002 set forth below are derived from our audited financial statements which are not included in this report.

	Year Ended December 31,
	2000	2001	2002	2003		2004
Statement of Operations Data:
Revenue	$40,974	$56,505	$98,005	$147,306		$152,916
Operating expenses:
Marketing and commissions	32,915	36,658	53,281	75,531		66,047
Cost of revenue	17,020	18,445	23,568	35,668		40,093
General and administrative (1)	9,955	14,541	13,002	18,313		23,330
Depreciation and amortization	1,492	1,894	1,912	2,233		3,991

Total operating expenses	61,382	71,538	91,763	131,745		133,461
Operating income (loss)	(20,408)	(15,033)	6,242	15,561		19,455
Interest income (expense)	47	(1,204)	(1,068)	(1,008)		56
Other income (expense)	11	(17)	90	12		31
Gain from extinguishment of debt	—	205	—	—		—

Income (loss) before income taxes and minority interest	(20,350)	(16,049)	5,264	14,565		19,542
Income tax benefit (expense)	122	692	—	4,811	(2)	(8,597	)(4)
Minority interest in net loss of subsidiary	97	218	83	35		—

Net income (loss)	$(20,131)	$(15,139)	$5,347	$19,411		$10,945

Net income (loss) per share:
Basic	$(4.17)	$(3.08)	$1.09	3.92		$.85
Diluted	(4.17)	(3.08)	0.43	1.36		.64
Weighted average shares outstanding:
Basic	4,828,548	4,921,292	4,921,292	4,954,344		12,929,211
Diluted	4,828,548	4,921,292	14,665,848	14,964,857		17,516,825

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$1,553	$14,308	$9,459	$14,411	$12,027
Deferred subscription solicitation costs	7,632	13,002	11,684	9,768	9,185
Working capital (deficit)	(7,042)	(1,533)	3,603	10,344	55,984
Total assets	14,149	32,201	28,006	49,900	109,111
Long-term obligations	1,015	865	698	972	1,764
Senior secured convertible note	—	20,000	20,000	20,000	—
Total stockholders’ equity (deficit)	(4,430)	(19,321)	(13,975)	5,485	87,127

	Year Ended December 31,
	2000	2001	2002	2003	2004
Statement of Cash Flow Data:
Cash flow from:
Operating activities	$(14,435)	$(7,518)	$(1,353)	$11,162	$21,948
Investing activities	(1,076)	(355)	(1,097)	(5,265)	(68,461)
Financing activities	17,061	20,627	(2,400)	(944)	44,128

	Year Ended December 31,
	2000	2001	2002	2003	2004
Other Data:
Subscribers at beginning of period	565,813	731,505	894,064	1,562,537	2,274,605
New subscribers — indirect	21,272	33,853	764,079	1,491,282	1,609,469
New subscribers – direct (3)	818,498	936,473	1,100,953	793,365	805,217
Cancelled subscribers within first 90 days of subscription	258,925	382,835	630,335	662,058	586,680
Cancelled subscribers after first 90 days of subscription	415,153	424,932	566,224	910,521	1,217,388
Subscribers at end of period	731,505	894,064	1,562,537	2,274,605	2,885,223

Total revenue	$40,974	$56,505	$98,005	$147,306	$152,916
Revenue from transactional sales	(141)	(96)	(6,897)	(18,450)	(3,093)
Revenue from lost/stolen credit card registry	(475)	(234)	(147)	(93)	(85)
Subscription revenue	$40,358	$56,175	$90,961	$128,763	$149,738

Marketing and commissions	$32,915	$36,658	$53,281	$75,531	$66,047
Commissions paid on transactional sales	—	—	(4,185)	(10,475)	(759)
Commissions paid on lost/stolen credit card registry	(46)	(25)	(14)	(12)	(9)
Marketing and commissions associated with subscription revenue	$32,869	$36,633	$49,082	$65,044	$65,279

(1)	General and administrative costs in 2001 include a $2.8 million fee we incurred to effectively terminate a contract for credit data processing (see Note 8 to the consolidated financial statements).

(2)	For periods prior to 2003, we did not record a tax benefit from net operating losses but instead recorded an off-setting valuation allowance. The valuation allowance was required because it was more likely than not that some or all of the net deferred tax assets would not be realized. Based on recent positive and anticipated projected income it was determined during the third quarter of 2003 that the valuation allowance was no longer necessary and we recognized a $6.5 million tax benefit.

(3)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

(4)	Income tax expense in 2004 reflects a write-off based on the reduction of approximately $912,000 in deferred tax assets related to the conversion, at the time of the Company’s initial public offering, of a senior secured convertible note obligation. The write-off was made in connection with FASB Statement No. 109, Accounting for Income Taxes, which requires an analysis of deferred tax items at year-end, and in accordance with Emerging Issues Task Force 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders Under FASB Statement No. 109. As a result of the reduction, the company’s federal tax rate for 2004 will be approximately 44%, as opposed to 39.3% without the reduction.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with “Selected Consolidated Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K . This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors”, “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

We commenced operations in 1996 and initially focused our efforts on building our infrastructure, including the establishment of management systems and procedures, customer service and relationships with vendors to provide data processing and information delivery services. Initial subscriber acquisition efforts were focused on unendorsed marketing, which entailed soliciting new subscribers without the benefit of a client marketing relationship. In March 1997, we entered into a client marketing agreement with American Express and began to focus our marketing strategy on endorsed partnerships with the major financial institutions and financial services companies. We have grown from approximately 57,000 subscribers as of December 31, 1997 to approximately 2.89 million subscribers as of December 31, 2004.

Initially, we acquired subscribers principally through direct marketing arrangements (primarily through direct mail and telemarketing) where we incurred the marketing cost or, in some cases, shared marketing arrangements in which we shared the marketing cost with the client. Although this channel was effective in growing our subscriber base, it required a significant up-front cash investment for each new subscriber. Beginning in late 1999, we expanded our subscriber acquisition channels to include indirect marketing arrangements, in which our clients bear the marketing costs. Since 2001, we have experienced a significant increase in subscribers acquired through indirect marketing relationships. Subscribers from indirect marketing arrangements have grown to represent approximately 60.1% of total subscribers as of December 31, 2004 compared to 52.4% as of December 31, 2003 and 35.3% as of December 31, 2002.

As shown in the following table, the number of subscribers from our indirect marketing arrangements and our direct and shared marketing arrangements have increased over the past three fiscal years.

	As of December 31,

	2002	2003	2004

Indirect marketing arrangements	551,281	1,192,648	1,734,963

Direct marketing arrangements	1,011,256	1,081,957	1,150,260

Total subscribers	1,562,537	2,274,605	2,885,223

While our direct and shared marketing arrangements tend to provide us higher operating margins in periods after the marketing costs have been amortized, under our indirect arrangements we receive higher operating margins in the first year, have the opportunity to acquire a greater number of subscribers and generally experience improved retention due to marketing primarily through inbound channels.

The classification of a client relationship as direct, indirect or shared is based on whether we or the client pay the marketing expenses. Our accounting policies for revenue recognition, however, are not based on the classification of a client arrangement as direct, indirect or shared. We look to the specific client arrangement to determine the appropriate revenue recognition policy, as discussed in detail in note 2 to our consolidated financial statements.

The number of cancellations within the first 90 days as a percentage of new subscribers was 33.8% in 2002, 29.0% in 2003 and 24.3% in 2004. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 26.6% in 2002, 28.6% in 2003 and 29.7% in 2004. The increase in the percentage of cancellations after 90 days from 2003 to 2004 is related to the cancellation in the third quarter of approximately 106,000 subscribers who had not provided sufficient information to allow them to receive the full benefits of our service. Despite this increase, the total number of cancellations during the year as a percentage of the beginning of the year subscribers was 43.4% in 2002, 40.9% in 2003, and 38.5% in 2004. Conversely, our retention rates, calculated by taking the sum of the beginning of the year subscribers plus new subscribers less cancellations during the year and dividing that amount by the beginning of the year subscribers plus new subscribers, increased from 56.6% in 2002 to 59.1% in 2003 and to 61.5% in 2004. We believe that the increased retention rates in 2003 and 2004 compared to 2002 is due to the increase in indirect marketing arrangements and their primary marketing via inbound marketing channels, improved retention strategies, enhancement of our customer service centers, improvements in our service features and increased consumer awareness of the usefulness of the services we provide.

We became profitable during the second quarter of 2002. Our profitability was due to several factors, including an increasing base of subscribers from existing clients, an increase in subscribers obtained through indirect marketing arrangements, improved economies of scale, and to a lesser extent, an increase in one-time transactional sales. In addition, we expect to be profitable in the future as our base of subscribers continues to grow, revenue generated from indirect marketing arrangements increases and we continue to add new clients.

Since 2000, we have focused on monthly-billed services and de-emphasized annual subscriptions due to increased market acceptance by the consumer and client, and generally higher annualized prices and overall profitability. By focusing on monthly-billed services, we experienced an increase in acquisitions, a higher retention rate and a reduction of the percentage of credit card transactions that are declined.

Any subscriber can cancel his or her subscription at any time, in which case we will cease billing the subscriber. For an annual subscription, upon cancellation, the subscriber generally would receive a pro-rata refund of the annual fee for the unused portion of the service. Under those arrangements where a commission is paid to the client, if we refund a subscription fee, we are entitled to a refund of the related commission paid to the client.

Revenue from subscribers obtained through our largest clients in 2003 and 2004 as a percentage of total revenue, and the principal contract arrangements with those clients, were as follows:

Percentage of Revenue for the

Years Ended December 31,

Client	Relationship	2003	2004	Expiration or Termination
American Express	Shared Marketing	23%	22%	Terminates on December 31, 2005, and on December 31 each year thereafter, unless renewed by American Express for one-year renewal terms at American Express’ option, or, commencing December 31, 2008, by mutual agreement.
Capital One (through Equifax agreement)	Indirect Marketing	20%	24%	Marketing under Capital One-Equifax agreement, through agreement between Equifax and Intersections, terminated effective December 31, 2004. The services continue to be provided by us for subscribers enrolled prior to January 1, 2005. The new Capital One-Intersections agreement, effective September 1, 2004, may be terminated by either party upon 120 days’ prior notice.
Citibank	Direct Marketing	15%	10%	May be terminated by either party upon 90 days’ prior notice.
Citibank	Indirect Marketing	N/A (Marketing commenced in January 2004)	1%	May be terminated by either party upon 90 days’ prior notice.
Discover	Direct Marketing	14%	10%	Renews for one year renewal terms on May 1 of each year unless terminated upon notice 60 days prior to renewal.
Discover	Indirect Marketing	4%	7%	May be terminated by either party upon 6 months’ prior notice.
Equifax	Transactional	10%	0%	Agreement for providing one-time, non-subscription report service terminated on October 16, 2003.

On November 12, 2004, we completed the acquisition of American Background Information Services, Inc. pursuant to a stock purchase agreement. We acquired all of the outstanding stock of American Background for $18.5 million in cash. In addition, we paid approximately $1.4 million to retire the outstanding bank debt of American Background. We have agreed with the selling shareholders that $1.9 million of the purchase price will be held in escrow until May 2006 as security for any claims we may have under the stock purchase agreement. American Background is in the business of providing a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our results of operations. For additional information, see Note 2 to Consolidated Financial Statements — Summary of Significant Accounting Policies.

Revenue Recognition

We receive revenue from recurring revenue from existing subscriptions, the sale of new subscriptions and one-time transaction sales. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis directly by our client or through our credit card processor. The prices to subscribers of various configurations of our services range from $4.99 to $12.99 per month. A percentage of our revenue is received by some of our clients as a commission.

The point in time at which we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize a pro rata portion of revenue earned upon expiration of the full refund period. An allowance for monthly subscription refunds is established based on our actual cancellation experience. We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In addition, we generate revenue from the sale of one-time credit reports and background screens, which is recognized when the report is completed.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences and attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Negative evidence, such as losses in recent years, would suggest that a valuation allowance is needed. Positive evidence, such as our taxable income for the year ended December 31, 2003 of $14.6 million and our projections for the years ending December 31, 2004 and 2005, indicated that we would be able to utilize our net operating loss. In projecting future taxable income, we used detailed budgets and forecasts prepared by us in managing our business. Our forecasts indicate that, based on our existing contracts with our clients, our customer base and existing sales prices and cost structures, we will produce more than enough taxable income to realize the deferred tax asset. While the projection of future taxable income is always dependent on certain estimates and assumptions, the realization of the deferred tax asset is not highly sensitive to deviations from actual results, as we anticipate generating taxable income sufficient to realize the net deferred tax asset during the year ending December 31, 2004. Furthermore, as the net operating losses do not begin to expire until 2019, we have concluded that it is more likely than not that the deferred tax asset will be realized. As a result, we determined that the valuation allowance was no longer necessary as of September 30, 2003.

Goodwill and Other Intangibles

We review the carrying value of our goodwill and other intangible assets and assess the remaining estimated useful lives of our intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We review the carrying value of our goodwill and intangible assets for impairment by comparing such amounts to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. The Company will perform the impairment test as of October 31st of each year. When determining fair value, we utilize various assumptions. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, we would then be required to record a corresponding charge which would negatively impact earnings. The goodwill and intangible balances at December 31, 2004 pertain to the acquisition of American Background on November 12, 2004 and represent a preliminary allocation of the purchase price and are subject to final determination.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are also required to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

We have commenced our analysis of the impact of SFAS No. 123R, but have not yet decided: (1) whether we elect to early adopt, (2) if we elect to early adopt, what date we would do so, (3) whether we will use the modified-prospective or modified-retrospective method, and (4) whether we will elect to use straight line or an accelerated method. Accordingly, we have not determined the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain items on our statement of operations as a percentage of revenue:

	Year Ended December 31,

	2002	2003	2004

Revenue	100.0%	100.0%	100.0%

Operating expenses:

Marketing and commissions	54.4	51.3	43.2

Cost of revenue	24.0	24.2	26.2

General and administrative	13.2	12.4	15.3

Depreciation and amortization	2.0	1.5	2.6

Total operating expenses	93.6	89.4	87.3

	Year Ended December 31,

	2002	2003	2004

Operating income	6.4	10.6	12.7

Interest income (expense)	(1.1)	(0.7)	0.1

Other income	0.1	—	—

Income before taxes and minority interest	5.4	9.9	12.8

Income tax benefit (expense)	—	3.3	(5.6)

Minority interest in net loss of subsidiary	0.1	—	—

Net income	5.5%	13.2%	7.2%

     Years Ended December 31, 2004 and 2003

Revenue. Total revenue increased by 3.8% to $152.9 million in 2004 from $147.3 million in 2003. Revenue was reduced in 2004 by approximately 6% due to our new marketing and services agreement with Capital One that became effective on September 1, 2004. Prior to the new agreement, revenue was recognized on a gross basis in the amount billed to the subscriber because we served as the primary obligor in the transaction, had latitude in establishing price and bore the physical loss of inventory and credit risk for the amount billed to the subscriber. Under the new agreement, the client serves as the primary obligor, has latitude in establishing price and bears the credit risk for the amount billed to the subscriber. As a result, pursuant to the new agreement, we record revenue based on the amount billed to the client not the amount billed to the subscriber. These revised terms and the corresponding change in revenue recognition for this new agreement will impact our expenses as a percentage of revenue. Marketing and commission expenses will decrease as a percentage of revenue while cost of revenue, general and administrative expenses and depreciation and amortization expense will increase as a percentage of revenue.

Despite this change, revenue continued to increase due to an increase in subscribers. Our subscription base increased to 2.89 million subscribers as of December 31, 2004 from 2.27 million subscribers as of December 31, 2003, an increase of 26.8%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	December 31,
	2003	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers as of December 31,	52.4%	60.1%
Percentage of revenue from indirect marketing arrangements to total subscription revenue for the year ended	30.1%	35.9%

Under a master agreement with Equifax Consumer Services, a subsidiary of Equifax, we were providing to customers of Equifax through electronic delivery a one-time, non-subscription report with data from Equifax, Experian and TransUnion, which Equifax Consumer Services then marketed online. This one-time report service was terminated by Equifax Consumer Services effective October 16, 2003 when Equifax Consumer Services began to provide this service directly to consumers. The one-time report service is not the same as our credit monitoring service, which monitors the credit files of subscribers at one or all three major credit reporting agencies on an ongoing subscription basis. As a result, revenue generated from these sales decreased from $15.2 million in 2003 to no revenue in 2004.

Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses decreased $9.5 million, or 12.6%, to $66.0 million in 2004 from $75.5 million in 2003. Commission expenses accounted for $8.5 million, or 89.5% of the decrease primarily as a result of the termination of the one-time report service with Equifax in 2003. Marketing expenses accounted for $1.0 million, or 10.5%, of the decrease, which is due to the net effect of two of our clients shifting from a direct marketing arrangement to an indirect marketing arrangement and an increase in marketing associated with two clients under direct arrangements. As a percentage of revenue, marketing and commission expenses decreased to 43.2% in 2004 from 51.3% in 2003. The decrease is primarily the result of an increase in revenue and the revised terms in the new marketing and services agreement described above.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background investigations and billing costs for subscribers and one-time transactional sales. Cost of revenue increased $4.4 million, or 12.4%, to $40.1 million in 2004 from $35.7 million in 2003. Approximately $3.6 million, or 81.6%, of the increase is due to increased customer service and information processing center operating costs with the remainder of the increase due to increased data costs. The increase in these costs is associated with the growth in our subscriber base. As a percentage of revenue, cost of revenue increased to 26.2% in 2004 from 24.2% in 2003. The increase is primarily the result of the revised terms in the new marketing and services agreement described above and an increase in subscribers from arrangements where the client bears the marketing cost.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance and program and account management functions. General and administrative expenses increased 27.4% to $23.3 million in 2004 from $18.3 million in 2003. Approximately $1.7 million, or 34.5%, of the increase is attributable to personnel expenses as a result of increased headcount in 2004. Approximately $740,000, or 14.8%, of the increase is related to facilities expense associated with the expansion of our offices. Consulting expense accounted for approximately $650,000, or 13.0%, of the increase. The remaining $1.9 million, or 37.7%, is related to increases in various overhead expenses as a result of our growth and recent acquisition of American Background. As a percentage of revenue, general and administrative expenses increased to 15.3% in 2004 from 12.4% in 2003. The increase is primarily the result of the revised terms in the amendment to the marketing and services agreement described above as well as increased costs associated with being a public company including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 78.7% to $4.0 million in 2004 from $2.2 million in 2003 primarily as a result of approximately $10 million in capital expenditures during 2004 as we continue to expand our infrastructure to meet our growth. As a percentage of revenue, depreciation and amortization expenses increased to 2.6% in 2004 from 1.5% in 2003.

Operating Income. Operating income increased by 25.0% to $19.5 million in 2004 from $15.6 million in 2003. As a percentage of revenue, operating income in 2004 was 12.7% compared to 10.6% in 2003. The increase is primarily due to an increase in revenue, improved economies of scale and a significant reduction in lower-margin transactional sales.

Interest Income and Expense. Interest income and expense consists of interest earned on cash equivalents and investments offset by accrued interest on the $20.0 million senior secured convertible note and interest expense on equipment leases. Net interest income increased $1.1 million, or 108.8%, to $100,000 in 2004 from interest expense of $1 million in 2003. The increase is attributable to both an increase in interest income as a result of investment of the cash proceeds from the public offering and the extinguishment of the senior secure convertible note upon closing of the public offering.

Provision for Income Taxes. Our effective tax rate in 2004 was 44.0%. Our effective tax rate includes approximately $912,000 of income tax provision related to the reduction of certain deferred tax assets. These deferred tax assets relate to accrued interest on our convertible note payable, which converted to common stock (see Note 6 to the consolidated financial statements). We have recorded this reduction in deferred tax assets in accordance with Emerging Issues Task Force 94-10 Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders Under FASB Statement No. 109. Our effective tax rate in 2004 of 44.0% is higher than the statutory rate of approximately 35% due to state income taxes, net of federal benefit, of approximately $870,000 and the $912,000 reduction of certain deferred taxes offset by approximately $25,000 in other tax benefits. Through the second quarter of 2003, we had recorded a valuation allowance against our net deferred tax assets, which included net operating loss carryforwards. During the third quarter of 2003, we recognized an income tax benefit of $6.5 million after evidence suggested we would be able to utilize our net operating loss. As a result, we determined the valuation allowance against our deferred tax asset was no longer necessary. Our net operating loss carryforward at December 31, 2004 was approximately $8.1 million.

     Years Ended December 31, 2003 and 2002

Revenue. Total revenue increased by 50.3% to $147.3 million in 2003 from $98.0 million in 2002 due to an increase in subscribers and one-time transactional sales including three-bureau credit reports provided to customers of Equifax described below. Our subscription base increased to 2.27 million subscribers as of December 31, 2003 from 1.56 million subscribers as of December 31, 2002. The number of one-time transactional sales also increased to approximately 609,000 in 2003 from approximately 224,000 in 2002. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients, As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	December 31,
	2002	2003
Percentage of subscribers from indirect marketing arrangements to total subscribers as of December 31,	35.3%	52.4%
Percentage of revenue from indirect marketing arrangements to total subscription revenue for the year ended	7.7%	30.1%

Under a master agreement with Equifax Consumer Services, a subsidiary of Equifax, we were providing to customers of Equifax through electronic delivery a one-time, non-subscription report with data from Equifax, Experian and TransUnion, which Equifax Consumer Services then marketed online. This one-time report service was terminated by Equifax Consumer Services effective October 16, 2003 when Equifax Consumer Services began to provide this service directly to consumers. The one-time report service is not the same as our credit monitoring service, which monitors the credit files of subscribers at one or all three major credit reporting agencies on an ongoing subscription basis. As a result, revenue generated from these sales decreased from $5.0 million for the quarter ended September 30, 2003 to $787,000 for the quarter ended December 31, 2003. Our revenue from that one-time three-bureau credit report which began in June 2002 was $6.9 million in 2002 and $15.2 million in 2003. However, the contribution to our operating income by these sales was significantly lower as a percentage of revenue than that of our subscription business.

Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses increased by 41.8% to $75.5 million in 2003 from $53.3 million in 2002. Commission expenses increased by $28.1 million in 2003 of which $21.8 million, or 77.6%, of the increase is related to commissions paid to new and existing clients and the remaining $6.3 million, or 22.4%, is related to commissions paid to our clients for transactional sales. The marketing expenses related to subscriber acquisition costs decreased $5.9 million in 2003 primarily due to one of our clients shifting from a direct arrangement to an indirect arrangement. As a percentage of revenue, marketing and commission expenses decreased to 51.3% in 2003 from 54.4% in 2002. Approximately 45% of the decrease is attributable to an increase in revenue in 2003 from arrangements where the client bears the marketing costs.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 51.3% to $35.7 million in 2003 from $23.6 million in 2002. Approximately 53%, or $6.4 million, of the increase is due to increased customer service and information processing center operating costs and approximately 37%, or $4.5 million, of the increase is due to increased data costs associated with the growth in our subscriber base. As a percentage of revenue, cost of revenue increased slightly to 24.2% in 2003 from 24.0% in 2002. Higher information processing costs incurred per dollar of revenue received on transactional sales and the expansion of our customer service and information processing centers to include second locations were the primary reasons for the increase. In 2003, we enhanced our capabilities by expanding our Identity Theft Recovery Unit, Customer Correspondence Team and Web Support Team. We also opened a second customer service center in Rio Rancho, New Mexico and a second information processing center in Manassas, Virginia.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 40.8% to $18.3 million in 2003 from $13.0 million in 2002. Approximately $4.3 million, or 81.3%, of the increase is attributable to personnel expenses as a result of increased headcount in 2003. As a percentage of revenue, general and administrative expenses decreased to 12.4% in 2003 from 13.3% in 2002. The decrease is largely attributable to improved economies of scale realized by spreading overhead over a larger base of subscribers during the period.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation and amortization increased 16.8% to $2.2 million in 2003 from $1.9 million in 2002 due to increased capital expenditures to support our infrastructure and expansion of our information processing and customer service centers to second locations. As a percentage of revenue, depreciation and amortization expenses decreased to 1.5% in 2003 from 2.0% in 2002. The decrease is attributable to the increase in our revenue during 2003.

Operating Income. Operating income increased by 149.3% to $15.6 million in 2003 from $6.2 million in 2002. As a percentage of revenue, operating income in 2003 was 10.6% compared to 6.4% in 2002. The increase is primarily due to growth in subscribers, an increase in revenue and improved economies of scale, offset in part by growth in lower-margin transactional sales.

Interest Income and Expense. Interest expense consists of accrued interest on the $20.0 million senior secured convertible note of $964,000 and interest expense on equipment leases. Interest expense decreased 5.6% to $1 million in 2003 from $1.1 million in 2002. The decrease is a result of several capital equipment leases whose terms expired during 2003.

Provision for Income Taxes. Through the second quarter of 2003, we had recorded a valuation allowance against our net deferred tax assets, which included net operating loss carryforwards. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Negative evidence, such as our losses in recent years, suggested that a valuation allowance was needed. Positive evidence, such as recent positive taxable income generated during the year ended December 31, 2003 and our projections for the years ending December 31, 2004 and 2005 indicate that we will be able to utilize our net operating loss. In projecting future taxable income, we used the detailed budgets and forecasts prepared by us in managing our business. Our forecasts indicate that, based on our existing contracts with our clients, our customer base and existing sales prices and cost structures, we will produce more than enough taxable income to realize the deferred tax asset. As a result, we determined that the valuation allowance was no longer necessary as of September 30, 2003.

Liquidity and Capital Resources

The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 primary shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and expenses payable by the Company, was $44.9 million. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock. Approximately $20.2 million of the proceeds was utilized by us in connection with the acquisition in November 2004 of American Background Services Inc., including approximately $1.4 million to retire American Background’s outstanding bank debt. The balance has been retained by us for general corporate purposes.

At December 31, 2004, cash and cash equivalents were $12.0 million compared to $14.4 million at December 31, 2003. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with a maturity of less than 90 days. Our investment balance at December 31, 2004 was $40.2 million compared to a zero balance at December 31, 2003. Our investments consist of short-term U.S. Treasury securities with a maturity greater than 90 days but no greater than six months.

Our liquidity is impacted by our ability to generate cash from operations and working capital management. Working capital increased during the year from $10.3 million at December 31, 2003 to $56.0 million at December 31, 2004, as a result of net cash proceeds from the initial public offering and cash generated from operations. Our accounts receivable balance has increased during the year as a result of an increase in revenue generated from indirect marketing arrangements in which we bill the clients for services provided to their customers and accounts receivable associated with background screening clients. Our accounts receivable balance consists primarily of both credit card transactions that have been approved but not yet deposited to our account and several large balances with some of the top financial institutions. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Statement of Cash Flow Activity

Net cash provided by operations was $21.9 million in 2004 compared to net cash provided by operations of $11.2 million in 2003. Cash flows from operating activities during 2004 were primarily generated from net income and the utilization of our deferred tax assets. During 2003, cash flow from operations was primarily generated from net income less the recognition of a net deferred asset and an increase in accounts receivable. Net cash used in operations during 2002 was primarily due to the payment of a $2.8 million fee in connection with restructuring of our contract for credit data processing costs and the payment of $2.6 million in deferred invoices related to vendor financing.

Net cash used in investing activities was $68.5 million in 2004 compared to net cash used in investing activities of $5.3 million in 2003. Investing activities in 2004 consisted primarily of three factors. First, net proceeds from our public offering were invested in short-term U.S. Treasury securities with maturities of no greater than six months. As of December 31, 2004, approximately $40.2 million was invested in U.S. Treasury securities with maturities between 90 days and six months and were reclassified from cash and cash equivalents to investments. Secondly, the acquisition of American Background accounted for approximately $18.6 million, which represents the cash purchase price of $20.2 million less the repayment of debt assumed in the acquisition and cash received. Finally, approximately $9.7 million was related to capital expenditures, less capital leases, associated with expanding our infrastructure and information processing capabilities to meet our growth. Net cash used in investing activities during 2003 and 2002 were related to capital expenditures.

Net cash provided by financing activities was $44.1 million in 2004 compared to net cash used in financing activities of $944,000 in 2003. Cash provided by financing activities in 2004 is primarily related to the net proceeds generated from the public offering and to a lesser extent, cash received from the exercise of stock options. Net cash used in financing activities during 2003 was primarily due to capital lease payments. Net cash used in financing activities during 2002 was due to the payment on a note payable and capital lease payments.

Our short-term capital needs consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and software licenses. We expect cash flow generated by operations and existing cash balances will provide sufficient resources to meet our short-term obligations. Long-term capital requirements will consist of capital expenditures required to sustain our growth and contractual obligations with respect to facility leases, capital equipment leases, software licenses and service agreements. We anticipate that continued cash generated from operations as well as existing cash balances will provide sufficient resources to meet our long-term obligations.

We expect to incur significant marketing and commission expenses in the future as we continue our marketing efforts with existing clients and potential new clients. We expect to generate net income and positive cash flow for at least the next 12 months. We expect our general and administrative expenses will increase in the future as we expand our personnel and infrastructure to meet our growth and as we incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. Based on current plans, we believe that our existing cash and cash equivalents and investments combined with expected positive cash flow and the proceeds from this offering will be sufficient to fund our operations for at least the next 12 months.

The following table sets forth information regarding our contractual obligations:

Contractual Obligations	Year Ending December 31,
at December 31, 2004	Total	2005	2006	2007	2008	2009	Thereafter
Capital leases (1)	$3,135,386	$1,281,190	$845,499	$555,502	$308,509	$144,686	$—
Operating leases	6,548,945	1,228,146	1,208,484	1,193,946	1,053,217	536,156	1,328,996
Software license & other arrangements (2)	2,229,000	1,389,000	780,000	60,000	—	—	—

	$11,913,331	$3,898,336	$2,833,983	$1,809,448	$1,361,726	$680,842	$1,328,996

(1)	Includes interest income

(2)	We do not have any other purchase obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

We do not have material exposure to interest rate risk.

Foreign Currency

We have international sales in Canada and, therefore, are subject to foreign currency rate exposure. We collect fees from subscriptions in Canadian currency and pay a portion of the related expenses in Canadian currency, which mitigates our exposure to currency exchange rate risk. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. We have determined that the impact of the depreciation of the U.S. dollar had an insignificant effect on our financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the U.S. dollar will continue to have an insignificant effect on our financial position, results of operations and cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk; however, this does not preclude our adoption of specific hedging strategies in the future. We will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. The foreign exchange transaction gains and losses are included in our results of operations, and were not material for all periods presented.

Fair Value

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of short term U.S. Treasury securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to executive officers of the Company is disclosed in Part I under the caption “Executive Officers of the Registrant.” The information required by Item 10 as to the directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A. We are not aware of any family relationships between any director or executive officer. Each executive officer is generally elected to hold office until the next Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 regarding security ownership of certain beneficial owners and executive officers and directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 regarding all of the Company’s existing compensation plans pursuant to which shares of equity securities are authorized for issuance:

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon		compensation plans
	exercise of	Weighted-average exercise	(excluding securities
	outstanding options,	price of outstanding options,	reflected in column
Plan Category	warrants and rights (a)	warrants and rights (b)	(a)) (c)

Equity compensation plans approved by securityholders	3,535,807	$ 12.04	732,305
Equity compensation plans not approved by securityholders	—	—	—
Total	3,535,807	$ 12.04	732,305

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The consolidated financial statements and financial statement schedules of Intersections Inc. required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on page F-1.

     3. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with Intersections Inc. Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”))

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2, filed with the Form S-1)

4.1	Investors’ Rights Agreement, dated as of November 27, 2001, among the Registrant and the Investors named therein. (Incorporated by reference to Exhibit 4.1, filed with the Form S-1)

4.2	Warrant Issuance and Delivery Agreement, dated as of February 29, 2000, between the Registrant and American Express Travel Related Services Company, Inc. (Incorporated by reference to Exhibit 4.2, filed with the Form S-1)

10.1.1	Marketing and Services Agreement dated September 1, 2004, by and between Intersections Inc., on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1, filed with Intersection Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.1.2*	Amendment dated as of December 31, 2004, of Marketing and Services Agreement dated September 1, 2004, by and between Intersections Inc., on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand.

10.2†	Consumer Credit Information Service Agreement, dated as of March 12, 1997, by and between CreditComm Services LLC and American Express Travel Related Services Company, Inc., as amended. (Incorporated by reference to Exhibit 10.2, filed with the Form S-1)

10.3†	Agreement, dated as of April 29, 2001, between the Registrant and Discover Financial Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form S-1)

10.4†	Agreement for Services Administration, dated as of March 11, 2002, between the Registrant and Discover Bank (Incorporated by reference to Exhibit 10.4, filed with the Form S-1)

10.5†	Program Provider Agreement, dated as of August 1, 2002, among the Registrant, Citibank (South Dakota), N.A., Citibank USA N.A. and Citicorp Credit Services, Inc. (Incorporated by reference to Exhibit 10.5, filed with the Form S-1)

10.6†	Agreement — Consumer Disclosure Services, dated as of April 7, 1997, by and between CreditComm Services LLC, Equifax Credit Information Services, Inc. and Digital Matrix Systems, as amended by the First Addendum dated March 30, 2001 and the Second Addendum dated November 27, 2001.

Exhibit Number	Description
(Incorporated by reference to Exhibit 10.6, filed with the Form S-1)

10.7	Agreement for Credit Monitoring Batch Processing Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Services, Inc. (Incorporated by reference to Exhibit 10.7, filed with the Form S-1)

10.8	Master Agreement for Marketing, Operational and Cooperative Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Consumer Services, Inc., as amended, together with Addendum Number Two, dated May 31, 2002. (Incorporated by reference to Exhibit 10.8, filed with the Form S-1)

10.9†	CapitalOne Project Agreement pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated May 31, 2002. (Incorporated by reference to Exhibit 10.9, filed with the Form S-1)

10.10†	CapitalOne Project Agreement Two pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated December 23, 2002. (Incorporated by reference to Exhibit 10.10, filed with the Form S-1)

10.11†	CapitalOne Project Agreement Three pursuant to Addendum Number Three to Master Agreement for Marketing, Operational and Cooperative Services, dated November 22, 2002. (Incorporated by reference to Exhibit 10.11, filed with the Form S-1)

10.12†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10.13†	Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)

10.14†	Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10.15	Software License Agreement dated, as of April 1, 1999, by and between Digital Matrix Systems, Inc. and the Registrant, as amended. (Incorporated by reference to Exhibit 10.15, filed with the Form S-1)

10.16	Data Processing Agreement, dated December 14, 2001, by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.16, filed with the Form S-1)

10.17	Employment Agreement between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1, filed with the Form S-1)

10.18	Employment Agreement between the Registrant and Kenneth D. Schwarz. (Incorporated by reference to Exhibit 10.17, filed with the Form S-1)

10.19	Employment Agreement between the Registrant and Charles Patrick Garner. (Incorporated by reference to Exhibit 10.18, filed with the Form S-1)

10.20	Employment Agreement between the Registrant and Neal Dittersdorf. (Incorporated by reference to Exhibit 10.19, filed with the Form S-1)

10.21*	Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and Intersections Inc.

10.22*	Employment Agreement, dated as of January 13, 2005, by and between Intersections Inc. and George K. Tsantes.

10.23	Stock Purchase Agreement dated October 14, 2004, by and among Intersections Inc., American Background Information Services, Inc., and AMSEC Enterprises, L.C. (Incorporated by reference to Exhibit 2.1, filed with Form 8-K dated January 25, 2005).

Exhibit Number	Description
14.1*	Code of Ethics of Intersections Inc.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Debra R. Hoopes, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Debra R. Hoopes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

INTERSECTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
Intersections Inc.
Chantilly, Virginia

     We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intersections Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 30, 2005

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004

	December 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,411,276	$12,026,557
Short-term investments	—	40,171,037
Accounts receivable, net	7,914,771	9,969,709
Prepaid expenses and other current assets	1,591,575	2,795,822
Deferred subscription solicitation costs	9,767,563	9,185,196
Deferred tax asset	—	489,959

Total current assets	33,685,185	74,638,280
PROPERTY AND EQUIPMENT — net	7,138,908	15,821,136
DEFERRED TAX ASSET	8,394,567	—
RESTRICTED CASH	140,108	—
GOODWILL	—	16,314,451
INTANGIBLE ASSETS	—	1,954,020
OTHER ASSETS	541,617	382,632

TOTAL ASSETS	$49,900,385	$109,110,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,387,754	$3,593,255
Accrued expenses and other current liabilities	6,643,816	6,050,436
Accrued payroll and employee benefits	1,939,148	2,205,751
Accrued interest	2,016,367	—
Commissions payable	2,070,617	1,932,493
Deferred revenue	4,246,004	3,691,110
Current obligations under capital leases	806,983	1,180,823
Deferred tax liability	3,230,757	—

Total current liabilities	23,341,446	18,653,868

OBLIGATIONS UNDER CAPITAL LEASES — less current portion	972,142	1,763,857
OTHER LONG-TERM LIABILITIES	101,684	116,318
DEFERRED TAX LIABILITY	—	1,449,147
SENIOR SECURED CONVERTIBLE NOTE	20,000,000	—
MINORITY INTEREST	49	—
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $0.01 par value per share — 20,000 shares authorized and 20,000 shares issued and outstanding (2003); none (2004); liquidation preference $1,000 per share	200	—
Series B Preferred stock, $0.01 par value per share — 9,500 shares authorized and 9,500 shares issued and outstanding (2003); none (2004); liquidation preference $1,000 per share	95	—
Series C Preferred stock, $0.01 par value per share — 20,000 shares authorized and 20,000 shares issued and outstanding (2003); none (2004); liquidation preference $1,000 per share	200	—
Series D Preferred stock, $0.01 par value per share — 6,768 shares authorized, none issued or outstanding; liquidation preference of $5,910 per share	—	—
Common stock, $0.01 par value per share — 24,268,365 shares (2003) and 50,000,000 shares (2004) authorized; 4,963,955 shares (2003) and 17,324,520 shares (2004) issued and outstanding	49,640	173,245
Deferred compensation	(49,177)	(29,506)
Additional paid-in capital	20,888,835	91,442,904
Accumulated deficit	(15,404,729)	(4,459,314)

Total stockholders’ equity	5,485,064	87,127,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,900,385	$109,110,519

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004
REVENUE	$98,005,328	$147,306,395	$152,916,298
OPERATING EXPENSES:
Marketing and commissions	53,280,783	75,531,179	66,046,571
Cost of revenue	23,567,826	35,668,650	40,093,529
General and administrative	13,002,534	18,312,427	23,330,440
Depreciation and amortization	1,911,989	2,233,491	3,990,945

Total operating expenses	91,763,132	131,745,747	133,461,485

INCOME FROM OPERATIONS	6,242,196	15,560,648	19,454,813

OTHER INCOME (EXPENSE):
Interest income	81,188	108,360	531,527
Interest expense	(1,149,035)	(1,116,095)	(475,266)
Other	89,389	11,901	30,901

Total other income (expense)	(978,458)	(995,834)	87,162

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	5,263,738	14,564,814	19,541,975
INCOME TAX BENEFIT (EXPENSE)	—	4,811,046	(8,596,609)
MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	82,883	35,316	49

NET INCOME	$5,346,621	$19,411,176	$10,945,415

NET INCOME PER BASIC SHARE	$1.09	$3.92	$0.85

NET INCOME PER DILUTED SHARE	$0.43	$1.36	$0.64

Weighted average common shares outstanding	4,921,292	4,954,344	12,929,211
Dilutive effect of common stock equivalents	9,744,556	10,010,513	4,587,614

Weighted average common shares outstanding — assuming dilution	14,665,848	14,964,857	17,516,825

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2002, 2003 and 2004

	Series A	Series A	Series B	Series B	Series C	Series C
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common		Additional
	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Stock	Deferred	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	Total
BALANCE, JANUARY 1, 2002	20,000	$200	9,500	$95	20,000	$200	4,921,292	$49,213	$—	$20,791,360	$(40,162,526)	$(19,321,458)
Issuance of options	—	—	—	—	—	—	—	—	(78,683)	78,683	—	—
Net income	—	—	—	—	—	—	—	—	—	—	5,346,621	5,346,621

BALANCE, DECEMBER 31, 2002	20,000	200	9,500	95	20,000	200	4,921,292	$49,213	(78,683)	20,870,043	(34,815,905)	(13,974,837)
Issuance of common stock	—	—	—	—	—	—	42,663	427	—	18,792	—	19,219
Amortization of deferred compensation	—	—	—	—	—	—	—	—	29,506	—	—	29,506
Net income	—	—	—	—	—	—	—	—	—	—	19,411,176	19,411,176

BALANCE, DECEMBER 31, 2003	20,000	200	9,500	95	20,000	200	4,963,955	$49,640	$(49,177)	$20,888,835	$(15,404,729)	$5,485,064
Conversion of preferred stock	(20,000)	(200)	(9,500)	(95)	(20,000)	(200)	5,233,103	52,331	—	(51,836)	—	—
Conversion of senior secured convertible note	—	—	—	—	—	—	3,755,792	37,558	—	22,239,723	—	22,277,281
Initial public offering, net of transaction costs	—	—	—	—	—	—	3,000,000	30,000	—	44,917,300	—	44,947,300
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	371,670	3,716	—	1,793,963	—	1,797,679
Amortization of deferred compensation	—	—	—	—	—	—	—	—	19,671	—	—	19,671
Tax benefit of stock options exercised	—	—	—	—	—	—	—	—	—	1,654,919	—	1,654,919
Net income	—	—	—	—	—	—	—	—	—	—	10,945,415	10,945,415

BALANCE, DECEMBER 31, 2004	—	$—	—	$—	—	$—	17,324,520	$173,245	$(29,506)	$91,442,904	$(4,459,314)	$87,127,329

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,346,621	$19,411,176	$10,945,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,911,989	2,233,491	3,990,945
Non-cash interest expense	—	—	321,333
Compensation expense related to warrants and options	—	29,506	19,671
Tax benefit of stock options exercised	—	—	1,654,919
Deferred income tax	—	(5,163,810)	6,529,705
Amortization of deferred subscription solicitation costs	29,933,136	22,793,825	21,671,307
Minority interest	(82,883)	(35,316)	(49)
Changes in assets and liabilities, net of business acquired:
Restricted cash	(55,532)	(32,095)	140,108
Accounts receivable	(1,818,270)	(5,059,939)	(561,400)
Prepaid expenses and other current assets	(208,341)	(768,879)	(1,088,637)
Deferred subscription solicitation costs	(28,614,500)	(20,877,752)	(21,088,940)
Other assets	106,324	(292,977)	91,810
Accounts payable	(4,355,242)	(2,103,299)	816,089
Accrued expenses and other current liabilities	(1,937,475)	2,337,067	(704,657)
Accrued payroll and employee benefits	885,532	149,039	(111,039)
Commissions payable	1,953,450	(1,071,980)	(138,124)
Deferred revenue	(5,126,268)	(1,421,918)	(554,894)
Accrued interest	724,082	964,000	—
Other long-term liabilities	(15,253)	71,695	14,634

Net cash provided by (used in) operating activities	(1,352,630)	11,161,834	21,948,196

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,096,540)	(5,265,151)	(9,714,889)
Purchase of American Background Services Inc., net of cash received	—	—	(18,574,965)
Purchase of short-term investments	—	—	(40,171,037)

Net cash used in investing activities	(1,096,540)	(5,265,151)	(68,460,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering	—	—	44,947,300
Cash proceeds from options exercised	—	19,219	1,797,679
Payments on notes payable	(1,400,000)	—	—
Repayment of debt assumed in business acquisition	—	—	(1,451,244)
Capital lease payments	(999,768)	(963,544)	(1,165,808)

Net cash provided by (used in) financing activities	(2,399,768)	(944,325)	44,127,927

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,848,938)	4,952,358	(2,384,719)

CASH AND CASH EQUIVALENTS — Beginning of period	14,307,856	9,458,918	14,411,276

CASH AND CASH EQUIVALENTS — End of period	$9,458,918	$14,411,276	$12,026,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$424,954	$147,515	$134,440

Cash paid for taxes	$281,951	$670,217	$952,182

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$812,073	$1,278,033	$2,262,818

Conversion of preferred stock to common stock upon our initial public offering	$—	$—	$52,331

Conversion of convertible debt and related accrued interest to common stock upon our initial public offering	$—	$—	$22,277,281

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2003 and 2004

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

     The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and expenses payable by the Company, were $44.9 million. Proceeds to the Company have been or will be used for general corporate purposes. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock (Note 6).

     On November 12, 2004, the Company completed the acquisition of American Background Information Services, Inc., a Virginia corporation (“American Background”). American Background provides businesses a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.

2. Summary of Significant Accounting Policies

     Basis of Presentation and Consolidation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Revenue Recognition — A significant proportion of revenue is generated from monthly subscriptions from the customers of financial institution clients. Initial and renewal subscription fees are generally billed to the subscriber’s credit card on a monthly or annual basis. A percentage of the revenue is paid to some of the Company’s financial institution clients as a commission or fee.

     The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of December 31, 2003 and 2004, the accompanying consolidated balance sheets include deferred revenue of $4,012,121 and $3,538,786, respectively, from such programs. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. The Company recognizes a pro rata share of revenue earned upon expiration of the full refund period. As of December 31, 2003 and 2004, deferred revenue includes $233,883 and $152,324, respectively, for such deferred subscription fees. An allowance for refunds on monthly subscriptions is established based on the Company’s historical experience.

     The Company also provides membership services to customers of certain financial institution clients that pay the Company to provide such services directly to their customers. Revenue from these arrangements is recognized when earned which is at the time that the Company provides the services to the financial institution client, generally on a monthly basis.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company also generates revenue from one-time credit reports and background screens which are recognized when the report is completed.

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

     Deferred Subscription Solicitation Costs — The Company expenses advertising costs as incurred except for direct-response marketing costs. Direct-response marketing costs include telemarketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized, but not more than one year.

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

     Commission Expense — The Company is party to certain co-marketing agreements with credit card issuers and generally pays a commission based on a percentage of billings. In accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of their subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized, which historically has not exceeded 12 months. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

     Cash and Cash Equivalents — The Company considers all highly liquid investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts.

     Short-Term Investments — Our investments consist of short-term U.S. Treasury securities with a maturity greater than 90 days but no greater than six months. These investments are categorized as held to maturity and are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. Discounts are accreted into earnings over the life of the investment. Interest income is recognized when earned.

     Accounts Receivable — Accounts receivable represents trade receivables as well as in-process credit card billings.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property and Equipment — Property and equipment, including property and equipment under finance leases, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range primarily from 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective remaining lease term or the useful life of the improvements.

     Software Development Costs — The Company develops software for its internal use and capitalizes these software development costs incurred during the application development stage in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) and EITF 00-2, Accounting for Web Site Development Costs. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three years.

     Intangible Assets—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations transacted after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In November 2004, the Company acquired all of the outstanding stock of American Background (see Note 5). The excess of the cost over the fair value of net tangible assets acquired was assigned to identifiable intangible assets and goodwill utilizing the purchase method of accounting. The final determination of the purchase price allocation will be based on the fair values of the assets and liabilities assumed including acquired intangible assets. This determination will be made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets.

     Further, SFAS No. 142, requires the Company to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. The Company will perform the impairment test as of October 31st of each year and will follow the two-step process prescribed in SFAS No. 142 to test its goodwill for impairment under the transitional goodwill impairment test. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.

     Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

     Fair Value of Financial Instruments — The carrying value of the Company’s financial instruments, which include cash, short-term investments, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to their short maturities.

     Income Taxes — The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.

     Net Income (Loss) Per Common Share — Basic and diluted income (loss) per share are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes convertible debt and preferred stock (2002 and 2003), options and warrants.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation — The Company has elected to continue to follow the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock-based employee compensation plan. Accordingly, the Company measured compensation expense using the intrinsic value method which yielded no compensation cost for the years ended December 31, 2002, 2003 and 2004, as all options were granted at or above the estimated fair market value of the underlying common stock on the date of grant.

     Had compensation expense been determined consistent with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS 123, utilizing the assumptions detailed below, the Company’s net income would have been as follows:

	2002	2003	2004
Net income:
As reported	$5,346,621	$19,411,176	$10,945,415
Deduct: total stock-based employee compensation expense determined under the fair value method	(26,943)	—	(1,116,462)

Pro forma	$5,319,678	$19,411,176	$9,828,953

Net income per basic share:
As reported	$1.09	$3.92	$0.85
Pro forma	$1.08	$3.92	$0.76
Net income per diluted share:
As reported	$0.43	$1.36	$0.64
Pro forma	$0.43	$1.36	$0.58

     For SFAS No. 123 purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2003	2004
Expected dividend yield	0%	0%	0%
Expected volatility	0%	0%	50%
Risk free interest rate	3.54%	2.40%	3.27%
Expected life of options	4 years	4 years	4 years

     Segment Reporting — The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. Prior to the acquisition of American Background on November 12, 2004, the Company operated as a single segment. As a result of the acquisition of American Background, the Company will operate as two operating segments, however, as the operations from the dates of acquisition through December 31, 2004 are insignificant, no statement of operations disclosure information for 2004 is deemed necessary. Furthermore, final valuation of the assets of American Background has not been determined (Note 5).

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees", and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are also required to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

     We have commenced our analysis of the impact of SFAS No. 123R, but have not yet decided: (1) whether we elect to early adopt, (2) if we elect to early adopt, what date we would do so, (3) whether we will use the modified-prospective or modified-retrospective method, and (4) whether we will elect to use straight line or an accelerated method. Accordingly, we have not determined the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations.

     Reclassifications - Certain financial statement items from prior years have been reclassified for consistency with the 2004 presentation.

     Stock Split and Amendment of Certificate of Incorporation - On April 28, 2004, the Company filed its Restated Certificate of Incorporation with the state of Delaware, which, among other things, increased the number of authorized shares of common stock to 50,000,000 shares. The Company’s Board of Directors approved a stock split of the common stock of 554.9338 to 1, which was effective upon the consummation of the initial public offering. The accompanying financial statements include the effects of the stock split and the resulting increase in the number of authorized shares of common stock. All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

3.	Deferred Subscription Solicitation Costs

     Deferred subscription solicitation costs included in the accompanying balance sheet as of December 31, 2003 and 2004, were $9,767,563 and $9,185,196, respectively. Amortization of deferred subscription solicitation costs was $29,933,136, $22,793,825 and $21,671,307 for each of the three years in the period ended December 31, 2004. Subscription solicitation costs expensed as incurred were $180,449, $839,441 and $476,974 for each of the three years in the period ended December 31, 2004.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

     Property and equipment consist of the following:

	December 31,	December 31,
	2003	2004
Leasehold improvements	$2,398,628	$2,838,710
Machinery and equipment	7,857,477	11,161,267
Software	3,253,737	6,532,043
Software development-in-progress	658,231	4,148,577
Furniture and fixtures	874,312	1,327,352
Trademarks	—	6,643

	15,042,385	26,014,592
Less: accumulated depreciation and amortization	(7,903,477)	(10,193,456)

Property and equipment — net	$7,138,908	$15,821,136

     Leased property held under capital leases and included in property and equipment consists of the following:

	Asset Balances at
	December 31,	December 31,
	2003	2004
Leased property	$2,815,532	$4,831,994
Less: accumulated depreciation	(1,522,738)	(2,292,034)

	$1,292,974	$2,539,960

      Depreciation of fixed assets and amortization of software for the years ended December 31, 2002, 2003 and 2004 were $1,911,989, $2,233,491 and $3,938,094, respectively.

5.	Business Acquisition

     On November 12, 2004, the Company completed the acquisition of American Background, a Virginia corporation, pursuant to the terms and conditions of the Stock Purchase Agreement dated October 14, 2004 (the “Purchase Agreement”) by and among the Company, American Background and AMSEC Enterprises, L.C., a Virginia limited liability company (“AMSEC”). American Background provides businesses a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. American Background operates as a wholly-owned subsidiary. American Background will expand Intersections’ identity management solutions for consumers, small business and enterprise customers into new and related markets using data sources similar to those used by Intersections current and future products. Pursuant to the Purchase Agreement, the Company acquired from AMSEC, and AMSEC sold, all of the outstanding stock of American Background for $18.5 million in cash, net of cash acquired. In addition, the Company paid approximately $1.4 million to retire the outstanding bank debt of American Background. The parties have agreed that $1.9 million of the purchase price will be held in escrow until May 2006 as security for any claims of the Company under the Purchase Agreement. The accompanying condensed consolidated statement of operations for the year ended December 31, 2004 includes revenue and expenses from American Background beginning November 12, 2004.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The final determination of the purchase price allocation will be based on the fair values of the assets and liabilities assumed including acquired intangible assets. This determination will be made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The estimated purchase price of the acquisition is $19.9 million, net of $300,000 in acquisition costs, as follows (in thousands):

Cash	$18,500
Acquisition costs	300

Subtotal	18,800
Assumption of debt	1,400

Total purchase price	$20,200

     The preliminary allocation of purchase price, including estimated acquisition costs is as follows (in thousands):

Current assets	$1,791
Property and equipment	642
Other assets	408
Goodwill	16,314
Intangible assets	2,000
Current liabilities	(835)
Capital leases	(1,520)

Total consideration	$18,800

     In accordance with SFAS No. 141, the Company recorded goodwill in the amount of $16.3 million for the excess of the purchase price, including estimated acquisition costs, over the net assets acquired. Intangibles assets were recorded at an estimated value of approximately $2 million, and consist primarily of customer contracts and non-contractual customer relationships. The purchase price allocation is subject to final determination by the Company. Intangible assets will be amortized over a period of 5 years. Amortization expense for fiscal year 2004 on the estimated identifiable intangible assets of $2 million was approximately $46,000. Amortization expense is expected to be approximately $400,000 per year over the next five years.

Pro Forma Information

     The unaudited pro forma information below sets forth summary results of operations as if the acquisition of American Background (acquired November 12, 2004) had taken place at the beginning of 2003, after giving effect to certain adjustments directly attributable to the transaction. The pro forma information for the years 2003 and 2004 has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions occurred at the beginning of 2003 or of results which may occur in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2004
Revenue	$155,370	$162,439
Net income	$19,306	$11,588
Earnings per share:
Basic	$3.90	$.90
Diluted	$1.35	$.68

6.	Long-Term Debt

     Senior Secured Convertible Note - In November 2001, the Company executed a $20 million senior secured convertible note (the “Convertible Debt”) with CD Holdings, Inc., an affiliate of Equifax Inc. The Convertible Debt provided for interest at a simple rate of 4.82% per annum that accrues on the outstanding principal balance. The Convertible Debt was secured by substantially all of the Company’s assets. The obligation to pay accrued interest on the Convertible Debt is extinguished upon conversion.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Upon the Company’s initial public offering, effective April 29, 2004, the Convertible Debt converted into 3,755,792 shares of common stock. As a result of the conversion, the accrued interest, at the date of the initial public offering, was extinguished.

7.	Income Taxes

     The components of income tax provision for each of the three years in the period ended December 31, 2004 are as follows:

	2002	2003	2004
Current:
Federal	$—	$(352,764)	$(313,269)
State	—	—	(98,713)
Deferred:
Federal	—	4,403,371	(7,362,159)
State	—	760,439	(822,468)

Total income tax benefit/(expense)	$—	$4,811,046	$(8,596,609)

     Deferred tax assets and liabilities as of December 31, 2003 and 2004, consist of the following:

	2003	2004
Deferred tax assets:
Reserves and accrued expenses	$1,039,339	$266,969
Tax credits	352,764	607,551
NOL carryforwards	7,805,780	3,197,665

	9,197,883	4,072,185

Deferred tax liabilities:
Prepaid expenses	(3,907,026)	(3,582,226)
Property, plant, and equipment	313,095	(1,276,315)
Intangible assets	(181,593)	(172,832)
Federal effect of deferred state taxes	(258,549)	—

	(4,034,073)	(5,031,373)

Net deferred tax asset/(liability)	$5,163,810	$(959,188)

     Through the second quarter of 2003, the Company had recorded a valuation allowance against the net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Negative evidence, such as the losses in recent years, suggests that a valuation allowance is needed. Positive evidence, such as taxable income for the year ended December 31, 2003 and the Company’s projections for the years ended December 31, 2004 and 2005 indicated that the Company would be able to utilize its net operating loss. Accordingly, in the third quarter of 2003, the Company determined that the valuation allowance was no longer necessary.

     Included in deferred tax assets in 2004 is approximately $407,000 in deferred tax assets as a result of the acquisition of American Background.

     The Company has approximately $8.1 million of net operating loss carryforwards for federal and state purposes available for use in future years, which will begin to expire in 2019. The Company has approximately $607,000 of alternative minimum tax carryforwards to offset regular federal income tax liability in future years. These credits do not expire.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The reconciliation of income tax from the statutory rate is as follows:

	December 31,
	2002	2003	2004
Tax provision at statutory rate	$(1,817,851)	$(4,952,037)	$(6,839,691)
State income tax, net of federal benefit	—	501,890	(870,240)
Decrease in valuation allowance	1,849,043	9,278,169	—
Other	(31,192)	(16,976)	(886,678)

Net tax benefit/(provision)	$—	$4,811,046	$(8,596,609)

     Included within the other caption for the 2004 income tax rate reconciliation is approximately $912,000 of income tax provision related to the reduction of certain deferred tax assets. These deferred tax assets relate to accrued interest on our convertible note payable, which converted to common stock (Note 6). We have recorded this reduction in deferred tax assets in accordance with Emerging Issues Task Force (EITF) 94-10, “Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109.”

8.	Related Party Transactions

     Credit Data Agreements - The Company is party to certain agreements with affiliates of Equifax Inc. Equifax Inc. is the ultimate parent of CD Holdings, Inc., who was the holder of the Convertible Debt (Note 6) (Equifax Inc. and its affiliates being collectively referred to herein as the Holder). These agreements provide for the Holder to supply the Company with credit data for resale to consumers. In connection with these agreements, the Company paid the Holder approximately $3,823,000, $7,083,000 and $2,134,000 during the years ended December 31, 2002, 2003 and 2004, respectively.

     Additionally, under a separate agreement, the Company provides certain services to the Holder. Pursuant to this agreement, the Company provided a three-bureau credit report that the Holder marketed under its own trademark. The Company recorded revenue from providing the three-bureau credit report of approximately $6,859,000 and $15,173,000 for the years ended December 31, 2002 and 2003, respectively, which is included in the accompanying statement of operations. The Company discontinued providing the three-bureau credit report to the Holder effective October 16, 2003. As a result, no revenue was recorded for the year ended December 31, 2004. The Company also provided certain identity theft protection services as a subcontractor to the Holder. Revenue from those services was approximately $2,789,000, $29,357,000 and $14,668,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

     In conjunction with the Company’s initial public offering on April 29, 2004, the Holder sold all of its interest in the Company and was no longer a related party as of that date.

     Digital Matrix Systems, Inc. - The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as a board member of the Company. In 1999, the Company entered into a 20-year agreement with DMS whereby DMS provides certain application services to the Company.

     In November 2001, an addendum to the contract with DMS was executed, effectively terminating the original agreement. The original contract provided for the Company to receive services including the merging of three-bureau credit reports, a license to MMS system software, services surrounding credit monitoring on a monthly basis and the elimination of redundancies in credit reports. The services to be provided under the new agreement do not contemplate the use of MMS system software, the merging of three-bureau credit reports, or credit monitoring on a monthly basis. In connection with this contract termination, the Company incurred a penalty of $2,800,000. Separately, in November 2001, the Company entered into a contract with DMS that provides for other services that assist the Company in monitoring credit on a daily and quarterly basis for $20,000 per month. In connection with these agreements, the Company paid monthly installments totaling $960,000, $960,000 and $840,000 for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts are included within cost of revenue in the accompanying consolidated statements of operations. In December 2004, the Company entered into a contract with DMS that provides for certain on-line credit analysis services.

     The following are the future payments required under this revised contract as of December 31, 2004:

Twelve Months Ending
December 31,	Amount
2005	$600,000
2006	600,000

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

     Leases - The Company has entered into long-term operating lease agreements for office space and capital leases for certain equipment. The minimum fixed commitments related to all noncancelable leases are as follows:

Twelve Months Ending	Operating	Capital
December 31,	Leases	Leases
2005	$1,228,146	$1,281,190
2006	1,208,484	845,499
2007	1,193,946	555,502
2008	1,053,217	308,509
2009	536,156	144,686
thereafter	1,328,996	—

Total minimum lease payments	$6,548,945	3,135,386

Less: amount representing interest		(190,706)
Less: current portion		(1,180,823)

Present value of net minimum lease payments, with interest rates ranging from 1.56% to 14.17%		$1,763,857

     Rental expenses included in general and administrative expenses were $350,070, $623,617 and $1,233,075, for the years ended 2002, 2003 and 2004, respectively.

     During the years ended December 31, 2002, 2003 and 2004, the Company entered into certain capital leases for equipment aggregating $812,073, $1,278,033 and $2,262,818, respectively.

     Other - The Company is party to a software license agreement committing the Company to payments of approximately $320,000 for the year ended December 31, 2005.

10.	Stockholders’ Equity

     Preferred Stock - On August 9, 1999, the Company entered into a Series A Preferred Stock Purchase Agreement and a Series B Preferred Stock Purchase Agreement. The Company authorized 20,000 shares of Series A preferred stock and 10,000 shares of Series B preferred stock. The Series A and Series B preferred stock, with par values of $0.01 per share, have redemption values of $1,000 per share at the option of the Company. In August 1999, the Company issued and sold 20,000 shares of Series A preferred stock and 7,500 shares of Series B preferred stock in exchange for subscription interests in CreditComm. In October 1999, the Company issued and sold 2,000 Series B preferred stock for $2,000,000. In January 2000 and March 2000, the Company entered into Series C Preferred Stock Purchase Agreements and issued 15,000 shares and 5,000 shares of Series C preferred stock, respectively, for a total purchase price of $20,000,000. The Series C preferred stock, with a par value of $0.01 per share, has a redemption value of $1,000 per share at the option of the Company. In conjunction with a note purchase agreement executed with CD Holdings Inc. in 2001, the Company authorized 6,768 shares of Series D preferred stock with a $.01 par value and lowered the number of authorized shares of Series B preferred stock to 9,500.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Series A preferred stock was convertible at any time at the holder’s option into 1,585,523 shares of common stock and automatically converted into common stock upon consummation of the initial public offering using the same conversion ratio. The Series B preferred stock was convertible at any time at the holder’s option into 1,054,374 shares of common stock and automatically converted into common stock upon consummation of the initial public offering using the same conversion ratio. The Series C preferred stock was convertible into 2,593,205 shares of common stock and automatically converted into common stock upon consummation of the initial public offering using the same conversion ratio. The Series D preferred stock was converted into 3,755,792 shares of common stock on an approximately one-to-five and one-half ratio upon the initial public offering. As discussed in Note 1, the Company completed the initial public offering in 2004 and all preferred stock was therefore converted into 8,988,894 shares of common stock upon the date of the offering.

11.	Stock Option Plan

     On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4,162,004 shares pursuant to an amendment to the plan executed in November 2001. The purpose of the 1999 Plan is to provide directors, officers, key employees, and consultants and other service providers with additional incentives by increasing their ownership interests. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.

     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of December 31, 2004, 1,133,845 shares of common stock were issued under the 2004 Plan. The purpose of the 2004 Plan is to provide directors, officers, key employees, and consultants and other service providers with additional incentives by increasing their ownership interests. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options.

     The compensation committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards. The Company does not intend to issue further options under the 1999 Plan.

     The Company generally grants stock options with exercise prices at least equal to the then fair market value of the Company’s common stock. Any stock option with an exercise price less than the fair value of the stock is recorded as compensation expense over the vesting period of the option. Options granted to non-employees are recognized as compensation at the fair value of the option.

     The 1999 Plan will remain in effect until August 24, 2009 and the 2004 Plan will remain in effect until May 5, 2014, unless terminated by the Board of Directors.

     The following table summarizes the Company’s stock option activity:

	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,319,489	$10.05	2,708,009	$9.65	2,755,385	$9.44
Granted	521,638	8.11	277,467	8.11	1,133,845	17.02
Canceled	(133,118)	11.07	(187,428)	13.74	(35,048)	10.98
Exercised	—	—	(42,663)	.45	(351,671)	5.11

Outstanding, end of year	2,708,009	$9.65	2,755,385	$9.44	3,502,511	$12.08

Exercisable at end of the year at exercise prices between $0.45 and $25.23	1,655,368	$8.64	1,943,933	$9.34	2,431,331	$11.60

Weighted average fair value of options granted during the year		$—		$—		$7.20

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes information about employee stock options outstanding at December 31, 2004:

			Weighted Average
		Options	Remaining
	Options	Vested and	Contractual Life
Exercise Price	Outstanding	Exercisable	(years)
$ 0.45	564,623	564,623	4.67
$ 7.75	338,684	288,739	5.93
$ 8.11	657,992	238,995	7.69
$12.61	450,630	450,630	4.67
$13.40	7,500	—	9.83
$17.00	1,049,745	524,864	9.33
$17.82	65,000	—	9.83
$25.23	368,337	363,480	4.97

	3,502,511	2,431,331

     Non-Employee Options and Warrants - In December 2002, the Company granted options to purchase 33,296 shares of the Company’s common stock with an exercise price of $8.11 per share, which the Company deemed to be in excess of the fair market value of the Company’s stock at the date of grant, to external consultants. The Company will recognize compensation expense for the fair value of these options of approximately $78,000 over the four year vesting period commencing in 2003. For the years ended December 31, 2003 and 2004, the Company has recorded $29,506 and $19,671, respectively, of compensation expense associated with these options.

     During the year ended December 31, 2001, the Company granted a warrant to purchase 63,817 shares of the Company’s common stock with an exercise price of $0.90 per share to an individual. As this warrant vested immediately, the Company recorded compensation expense equal to the estimated fair value of the option of approximately $248,000. The warrant expires November 16, 2011.

     During the year ended December 31, 2000, the Company granted to financial institutions an option and a warrant to purchase 210,874 and 149,139 shares of common stock, respectively, with exercise prices of $12.61 per share, which the Company believed to be in excess of the fair value at the date of grant. The option vests over a four year period and the warrant vested immediately and expires on February 28, 2005. The Company recorded no expense associated with the option or warrant as their fair value was deemed insignificant.

     The fair value of the non-employee options and warrants has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

2002
Expected dividend yield	0%
Expected volatility	70%
Risk free interest rate	3.54%
Expected life of options	4 years

12.	Net Income Per Common Share

     Basic income per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the years ended December 31, 2002, 2003 and 2004, options to purchase 2,430,214, 1,238,334 and 433,339 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of basic income per common share to diluted income per common share is as follows:

	2002	2003	2004
Net income available to common shareholders used in basic earnings per share	$5,346,621	$19,411,176	$10,945,415
Add back: Accrued interest on convertible securities	964,000	964,000	321,333

Net income available to common shareholders used in diluted earnings per share	$6,310,621	$20,375,176	$11,266,748

Weighted average common shares outstanding	4,921,292	4,954,344	12,929,211
Weighted shares related to senior secured convertible note	3,755,792	3,755,792	—
Weighted shares related to preferred stock	5,233,102	5,233,102	—
Dilutive effect of common stock equivalents	755,662	1,021,619	4,587,614

Weighted average common shares outstanding – Assuming dilution	14,665,848	14,964,857	17,516,825

Income per common share:
Basic	$1.09	$3.92	$0.85

Diluted	$0.43	$1.36	$0.64

13.	Employee Benefit Plan

     In February 1998, the Company adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. The 401(k) Plan provides for the Company matching $0.50 per dollar on the first 5% of the employee’s contribution. Eligible employees vest in employer contributions 20% per year and are fully vested in five years. Expenses under the 401(k) Plan for the years ended December 31, 2002, 2003 and 2004 were $123,063, $163,535 and $230,741 respectively.

14.	Major Clients

     As discussed in Notes 1 and 2, the Company markets its credit monitoring service to consumers through its relationships with its financial institution clients. Revenue from subscribers obtained through the Company’s largest financial institution clients, as a

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     percentage of total revenue, is as follows:

	2002	2003	2004
American Express	28.7%	23.0%	21.8%
Capital One	2.9%	19.9%	24.1%

Citibank	14.3%	14.8%	10.7%
Discover	34.6%	18.4%	16.9%
Equifax	7.0%	10.3%	0.0%

     The Company believes that once a subscriber is obtained through the Company’s arrangements with its financial institution clients, the decision to continue the service is made by the subscriber; however, a decision to limit the Company’s access to its customers by one of the financial institution clients could have an adverse effect on the Company’s financial condition and results of operations.

15.	Subsequent Events

     In February and March, 2005, respectively, the Company entered into agreements with two providers under which the Company receives data and other information for use in the new consumer services that the Company plans to introduce. Under these arrangements the Company pays royalties based on usage of the data or analytics, and makes certain minimum royalty payments in exchange for defined limited exclusivity rights. The Company has paid $6 million collectively in the first quarter of 2005, which over certain time periods will be applied against royalties incurred and the minimum royalty payments. In 2006 the Company is obligated to pay an additional $2.1 million of minimum royalties. Any further minimum royalty payments are either paid in the Company’s sole discretion or are subject to termination under certain contingent conditions.

16.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2002:
Revenue	$18,857,765	$22,909,314	$27,146,109	$29,092,140
Income from operations	222,557	1,954,837	2,741,606	1,323,196
Income (loss) before income taxes and minority interest	(42,653)	1,676,242	2,472,280	1,157,869
Net income (loss)	(12,741)	1,693,900	2,489,935	1,175,527
Year ended December 31, 2003:
Revenue	$35,242,580	$37,484,627	$38,033,080	$36,546,108
Income from operations	3,603,665	4,465,165	3,291,030	4,200,788
Income before income taxes and minority interest	3,355,319	4,204,145	3,041,207	3,964,143
Net income	3,288,977	4,137,803	9,497,691	2,486,705
Year ended December 31, 2004:
Revenue	$38,177,546	$40,211,412	$38,593,589	$35,933,751
Income from operations	3,925,363	4,741,804	5,400,888	5,386,758
Income before income taxes and minority interest	3,662,699	4,686,598	5,558,986	5,633,692
Net income	2,237,910	2,863,512	3,458,809	2,385,184

INTERSECTIONS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	From	End of
Description	Period	Expenses	Allowance	Period
Year Ended December 31, 20034(1)	$3,550	$103,392	$43,345	$63,597
Allowance for doubtful accounts

Year Ended December 31, 2003
Allowance for doubtful accounts	$47,183	$—	$43,633	$3,550

Year Ended December 31, 2002
Allowance for doubtful accounts	$17,863	$31,320	$2,000	$47,183

(1)	Note that the 2004 activity reflected above includes additions of $103,392 related to the purchase of American Background in November 2004 and $39,795 of deductions relating to American Background activity from the date of purchase through December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

	By:	/s/ Michael R. Stanfield

	Name:	Michael R. Stanfield
	Title:	Chief Executive Officer
Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield	Chairman, Chief Executive Officer and Director
Michael R. Stanfield	(Principal Executive Officer)	March 30, 2005

/s/ Debra R. Hoopes	Chief Financial Officer (Principal Financial and
Debra R. Hoopes	Accounting Officer)	March 30, 2005

/s/ Thomas G. Amato	Director	March 30, 2005
Thomas G. Amato

/s/ Thomas L. Kempner	Director	March 30, 2005
Thomas L. Kempner

/s/ David A. McGough	Director	March 30, 2005
David A. McGough

/s/ Norman N. Mintz	Director	March 30, 2005
Norman N. Mintz

	Director	March ___, 2005
David M. Phillips

/s/ Steven F. Piaker	Director	March 30, 2005
Steven F. Piaker

/s/ William J. Wilson	Director	March 30, 2005
William J. Wilson