Form 10-Q
period 2005-03-31
INTERSECTIONS INC
filed 2005-05-16
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as Specified in
Commission	its Charter, Principal Office Address and	State of	I.R.S. Employer
File Number	Telephone Number	Incorporation	Identification No.
000-50580	Intersections Inc.	Delaware	54-1956515
14901 Bogle Drive Chantilly, Virginia 20151 (703) 488-6100

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

17,041,647 shares of common stock, $0.01 par value, outstanding as of April 30, 2005.

Form 10-Q
March 31, 2005

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004 (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22

Item 6. Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$38,586,574	$38,177,546
Operating expenses:
Marketing and commissions	11,697,340	18,587,450
Cost of revenue	13,129,883	9,286,137
General and administrative	7,991,676	5,498,833
Depreciation and amortization	1,458,338	879,763
Impairment of software development costs	1,515,162	—

Total operating expenses	35,792,399	34,252,183

Income from operations	2,794,175	3,925,363
Interest income (expense)	216,460	(260,124)
Other income (expense)	(5,516)	(2,540)

Income before income taxes	3,005,119	3,662,699
Income tax expense	(1,213,056)	(1,424,789)

Net income	$1,792,063	$2,237,910

Net income per basic share	$.10	$.45

Net income per diluted share	$.10	$.16

Weighted average common shares outstanding	17,389,516	4,963,956
Dilutive effect of common stock equivalents	1,118,906	10,533,097

Weighted average common shares outstanding – assuming dilution	18,508,422	15,497,053

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,607,325	$12,026,557
Short-term investments	39,566,424	40,171,037
Accounts receivable, net	11,326,068	9,969,709
Prepaid expenses and other current assets	2,790,533	2,795,822
Deferred subscription solicitation costs	9,536,317	9,185,196
Deferred tax asset	377,042	489,959

Total current assets	71,203,709	74,638,280
PROPERTY AND EQUIPMENT—Net	16,421,668	15,821,136
GOODWILL	16,314,451	16,314,451
INTANGIBLE ASSETS	1,864,020	1,954,020
OTHER ASSETS	6,151,527	382,632

TOTAL ASSETS	$111,955,375	$109,110,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,716,271	$3,593,255
Accrued expenses and other current liabilities	6,437,764	6,050,436
Accrued payroll and employee benefits	1,377,425	2,205,751
Commissions payable	2,054,250	1,932,493
Deferred revenue	3,672,859	3,691,110
Current obligations under capital leases	1,271,028	1,180,823
Income tax payable	832,145	—

Total current liabilities	18,361,742	18,653,868

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	2,127,458	1,763,857
OTHER LONG-TERM LIABILITIES	117,132	116,318
DEFERRED TAX LIABILITY	1,449,147	1,449,147
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value per share—50,000,000 shares authorized; 17,506,647 shares as of March 31, 2005 and 17,324,520 shares as of December 31, 2004 issued and outstanding	175,066	173,245
Deferred compensation	(24,588)	(29,506)
Additional paid-in capital	92,416,672	91,442,907
Accumulated deficit	(2,667,254)	(4,459,317)

Total stockholders’ equity	89,899,896	87,127,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,955,375	$109,110,519

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,792,063	$2,237,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,458,338	879,763
Compensation expense related to warrants and options	4,918	4,918
Deferred income tax	112,917	1,333,789
Impairment of software development costs	1,515,162	—
Amortization of deferred subscription solicitation costs	5,389,922	5,436,236

Changes in assets and liabilities:

Accounts receivable	(1,356,359)	2,227,990
Prepaid expenses and other current assets	5,289	(953,649)
Deferred subscription solicitation costs	(5,741,043)	(5,436,936)
Other assets	(5,768,895)	(198,804)
Accounts payable	(876,984)	543,925
Accrued expenses and other current liabilities	387,328	(1,020,676)
Accrued payroll and employee benefits	(828,326)	(701,845)
Commissions payable	121,757	(147,561)
Deferred revenue	(18,251)	(36,608)
Accrued interest	—	241,000
Income tax payable	832,145	—
Other long-term liabilities	814	8,262

Net cash provided by (used in) operating activities	(2,969,205)	4,417,714

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of short-term investments	604,613
Acquisition of property and equipment	(2,676,018)	(2,094,646)

Net cash used in investing activities	(2,071,405)	(2,094,646)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Options exercised	975,586
Capital lease payments	(354,208)	(295,795)

Net cash provided by (used in) financing activities	621,378	(295,795)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,419,232)	2,027,273

CASH AND CASH EQUIVALENTS—Beginning of period	12,026,557	14,411,276

CASH AND CASH EQUIVALENTS—End of period	$7,607,325	$16,438,549

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$31,042	$33,231
Cash paid for taxes	569,659	471,616
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	808,014	1,476,510

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

Intersections Inc. (the “Company”), incorporated in the State of Delaware, is a financial information services company that provides identity theft protection and credit management services to consumers and primarily sells monthly subscriptions which provide for a consumer credit monitoring service. The Company and its financial institution clients market subscription programs to consumers throughout the United States using direct marketing techniques, mainly through inbound and outbound telemarketing and direct mail conducted primarily through endorsed co-marketing relationships with credit card issuers, as well as media advertising.

The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 primary shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions payable by the Company, was $47.4 million. Proceeds to the Company are being and have been used for general corporate purposes. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock.

On November 12, 2004, the Company completed the acquisition of American Background Information Services, Inc. (“ABI”), a Virginia corporation. ABI provides businesses a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.

2. Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. Certain information and footnote disclosures included in complete financial statements have been either condensed or omitted. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 30, 2005. Financial results for the period may not be reflective of results anticipated for the entire year.

On May 5, 2004, the Company effected a 554.9338-for-one stock split of its common stock. All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

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

Revenue Recognition

We receive revenue from existing recurring subscriptions, the sale of new subscriptions and one-time transaction sales including personnel screening. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis directly by our client or through our credit card processor. A percentage of our revenue is received by some of our clients as a commission.

The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of March 31, 2005 and December 31, 2004, the accompanying consolidated balance sheets include deferred revenue of $3,524,523 and $3,538,786, respectively, from such programs. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. The Company recognizes a pro rata share of revenue earned upon expiration of the full refund period. As of March 31, 2005 and December 31, 2004, deferred revenue includes $148,336 and $152,324, respectively, for such deferred subscription fees. An allowance for refunds on monthly subscriptions is established based on the Company’s historical experience.

The Company also provides membership services to customers of certain financial institution clients that pay the Company to provide such services directly to their customers. Revenue from these arrangements is recognized when earned which is at the time that the Company provides the services to the financial institution client, generally on a monthly basis.

The amount of revenue recorded by the Company is determined in accordance with the FASB’s Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by the company (amount billed less commissions or fees paid). The Company generally records revenue on a gross basis in the amount that is billed to the subscriber when its arrangements with financial institution clients provide for the Company to serve as the primary obligor in the transaction, the Company has latitude in establishing price, the Company bears the risk of physical loss of inventory, and the Company bears credit risk for the amount billed to the subscriber. The Company generally records revenue in the amount billed to its financial institution clients, and not the amount billed to the customer, when the Company’s financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

The Company also generates revenue from one-time transactions including credit reports and background screens which are recognized when the report is provided to the customer electronically, which is at the time of completion.

Deferred Subscription Solicitation Costs

The Company generally defers subscription solicitation costs, which primarily consist of direct-response marketing costs. Direct-response marketing costs include telemarketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs”, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized, but not more than one year.

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

Deferred subscription solicitation costs as of March 31, 2005 and December 31, 2004 were $9,536,317 and $9,185,196, respectively. Amortization of deferred subscription solicitation costs for the period ended March 31, 2005 and 2004 were $5,389,922 and $5,436,236, respectively. Subscription solicitation costs expensed as incurred in the period ended March 31, 2005 and 2004 were $54,402 and $116,123, respectively.

Stock-Based Compensation

The Company has elected to continue to follow the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for its stock-based employee compensation plan. Accordingly, the Company measured compensation expense using the intrinsic value method which yielded no compensation cost for the three months ended March 31, 2005 and 2004, as all options were granted at or above the estimated fair market value of the underlying common stock on the date of grant.

Had compensation expense been determined consistent with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS 123”, the Company’s net income would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net income:
As reported	$1,792,063	$2,237,910
Deduct: Total stock-based employee compensation expense determined under the fair value method	(541,217)	—

Pro forma	$1,250,846	$2,237,910

Net income per basic share:
As reported	$.10	$.45
Pro forma	$.07	$.45
Net income per diluted share:
As reported	$.10	$.16
Pro forma	$.07	$.16

For SFAS No. 123 purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2005
Expected dividend yield	0%
Expected volatility	50-52%
Risk free interest rate	3.07- 3.47%
Expected life of options	4 years

3. Earnings Per Share

Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic income per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the quarters ended March 31, 2005 and 2004, options to purchase 1,543,083 and 368,338 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

In April 2004, the Company completed an initial public offering of its common stock that resulted in the conversion of the senior secured convertible note and all outstanding preferred stock into 8,988,894 shares of common stock. The following table depicts income per share on an actual basis for the three months ended March 31, 2005 and 2004, and on a pro forma basis for March 31, 2004 giving effect to the conversion as if the conversion occurred on January 1, 2004.

	Three Months Ended
	March 31,
			Pro Forma
	2005	2004	2004
	(unaudited)	(unaudited)	(unaudited)
Net income available to common shareholders – basic	$1,792,063	$2,237,910	$2,237,910
Add: Interest on convertible debt	—	241,000	241,000

Net income available to common shareholders – diluted	$1,792,063	$2,478,910	$2,478,910

Weighted average common shares outstanding – basic	17,389,516	4,963,956	13,952,850
Weighted shares related to senior secured convertible note		3,755,792
Weighted shares related to preferred stock		5,233,102
In-the-money options exercisable under stock option compensation plans	1,118,906	1,544,203	1,544,203

Weighted average common shares outstanding – diluted	18,508,422	15,497,053	15,497,053

Income per common share:
Basic	$.10	$.45	$.16

Diluted	$.10	$.16	$.16

4. Segment Reporting

The Company operates in two primary business segments: Identity Theft and Credit Management Services and Personnel Screening. These segments are organized based on the differences in the products and services. The accounting policies of the segments are the same as those described in the Critical Accounting Policies (see Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Products and services provided by the Identity Theft and Credit Management Services segment include daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies, Equifax, Experian and TransUnion, credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, an identity theft recovery unit, security breach services and identity theft cost coverage.

The Personnel Screening segment includes products and services related to pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.

The following table sets forth segment information for the three months ended March 31, 2005 and 2004. Prior to the acquisition of ABI on November 12, 2004, the Company provided only services related to the Identity Theft and Credit Management Services segment.

		Depreciation	Income
		and	before
	Revenue	amortization	income taxes	Assets
Three months ended March 31, 2005
Identity Theft and Credit Management Services	$35,652,606	$1,290,545	$3,018,857	$110,989,062
Personnel Screening	2,933,968	167,793	(13,738)	21,174,288
Eliminations	—	—	—	(20,207,975)

Consolidated	$38,586,574	$1,458,338	$3,005,119	$111,955,375

Three months ended March 31, 2004
Identity Theft and Credit Management Services	$38,177,546	$879,763	$3,662,699	$52,210,422
Personnel Screening	—	—	—	—

Consolidated	$38,177,546	$879,763	$3,662,699	$52,210,422

5. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement was further amended on April 14, 2005 to extend the date for compliance to the beginning of our next fiscal year. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

We are required to apply SFAS No. 123R, as amended, to all awards granted, modified or settled as of the beginning of our next fiscal year. We are also required to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

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

6. Subsequent Event

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. Subsequent to April 25, 2005, we repurchased 739,822 shares of our common stock at an aggregate investment of approximately $6.6 million, or $8.84 per share on a weighted average basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide identity theft protection and credit management services on a subscription basis to our subscribers. Our services are principally marketed to customers of our clients and branded and tailored to meet our clients’ specifications. Our clients are principally credit and charge card issuing financial institutions. Our subscribers purchase our services either through arrangements with our clients or directly from us. We also provide pre-employment background screening including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses.

Our identity theft protection and credit management services include daily, monthly or quarterly monitoring of our subscribers’ credit files at one or all three of the major credit reporting agencies, Equifax, Experian and TransUnion. We deliver our services online or by mail to our subscribers in a user-friendly format. We also offer credit score analysis tools, credit education, an identity theft resource unit, security breach services and identity theft cost coverage.

We also provide personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. These services are provided to a variety of businesses ranging from small businesses to Fortune 500 companies in a variety of industries such as manufacturing, healthcare, telecommunications and retail.

The following table details other selected subscriber and financial data.

Other Data:

	Three Months Ended
	March 31,
	2005	2004
Subscribers at the beginning of the period	2,885,223	2,274,605
New subscribers - Indirect	419,289	400,013
New subscribers – Direct	194,481	200,170
Cancelled subscribers within first 90 days of subscription	198,703	149,703
Cancelled subscribers after first 90 days of subscription	320,408	288,080

Subscribers at end of period (2)	2,979,882	2,437,005

Cancellations within 90 days (1)	32.4%	24.9%
Cancellations after 90 days (trailing 12 months)	29.5%	28.7%

Total revenue	$38,586,574	$38,177,546
Revenue from transactional sales, personnel screening and other	(3,360,167)	(887,693)

Subscription revenue	$35,226,407	$37,289,853

Marketing and commissions	$11,697,340	$18,587,450
Commissions paid on transactional sales and other revenue	(53,983)	(371,141)

Marketing and commissions associated with subscription revenue	$11,643,357	$18,216,309

(1) The percentage of cancellations within 90 days is calculated by dividing the cancelled subscribers within the first 90 days of subscription by the total new subscribers. The number of cancellations within the first 90 days of subscription was higher during the quarter ended March 31, 2005 compared to the previous quarter and the same quarter one year ago due to the number of cancellations resulting from a high number of additions during the quarter ended December 31, 2004. As previously disclosed, the number of additions during the quarter ended December 31, 2004 included 105,000 customer enrollments from the quarter ended September 30, 2004 which were not received and recognized by us until October 2004 as the result of a processing delay at one of our clients. Consequently, the percentage of cancellations within the first 90 days of subscription was 32.4% for the quarter ended March 31, 2005 compared to 19.4% for the quarter ended December 31, 2004. If we combine the percentage of cancellations within the first 90 days of subscription for the quarters ended March 31, 2005 and December 31, 2004, which is calculated by adding the cancellations within the first 90 days for both quarters divided by the new subscribers for both quarters, however, the resulting percentage would be 25.2% for both quarters combined as compared to 24.9% for the quarter ended March 31, 2004.

(2) We exclude from subscribers those customers of our clients who are receiving, on a subscription basis, a small subset of our service which is purchased by the client on behalf of the customer and offered to a large customer base.

Recent Developments

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. Subsequent to April 25, 2005, we repurchased 739,822 shares of our common stock at an aggregate investment or approximately $6.6 million, or $8.84 per share on a weighted average basis.

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

Revenue Recognition

We receive revenue from existing recurring subscriptions, the sale of new subscriptions and one-time transaction sales including personnel screening. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis directly by our client or through our credit card processor. The prices to subscribers of various configurations of our services range from $4.99 to $12.99 per month. A percentage of our revenue is received by some of our clients as a commission.

The point in time at which we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize a pro rata portion of revenue earned upon expiration of the full refund period. An allowance for monthly subscription refunds is established based on our actual cancellation experience. We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In addition, we also generate revenue from one-time transactions including credit reports and background screens which are recognized when the report is provided to the customer electronically, which is at the time of completion.

The amount of revenue recorded by us is determined in accordance with FASB’s Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by the company (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the risk of physical loss of inventory and credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

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

We amortize deferred subscription solicitation costs on a cost pool basis over the period during which the future benefits are expected to be received. The period of time in which we amortize these costs reflects historical subscriber patterns, but has historically not exceeded 12 months. We amortize these costs on an accelerated basis, in conjunction with our historical attrition patterns.

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

Software Development Costs

We develop software for internal use and capitalize software development costs incurred during the application development stage in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF 00-2, “Accounting for Web Site Development Costs”. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated useful life, which is generally three years.

In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we agreed with a client to change certain processes that required new software resulting in an additional impairment loss of approximately $150,000.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences and attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. While the projection of future taxable income is always dependent on certain estimates and assumptions, we anticipate generating taxable income sufficient to realize the net deferred tax asset during the year ending December 31, 2005.

Goodwill and Other Intangibles

We review the carrying value of our goodwill and other intangible assets and assess the remaining estimated useful lives of our intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We review the carrying value of our goodwill and intangible assets for impairment by comparing such amounts to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. The Company will perform the impairment test as of October 31st of each year. When determining fair value, we utilize various assumptions. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, we would then be required to record a corresponding charge which would negatively impact earnings. The goodwill and intangible balances at March 31, 2005 pertain to the acquisition of ABI on November 12, 2004 and represent a preliminary allocation of the purchase price and are subject to final determination.

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Revenue. Revenue increased 1.1% to $38.6 million for the quarter ended March 31, 2005 from $38.2 million for the quarter ended March 31, 2004. Revenue was reduced for the quarter ended March 31, 2005 by approximately 19% due to our new marketing and services agreement with Capital One Services, Inc. (“Capital One”) that became effective on September 1, 2004, of which a portion of the terms became effective January 1, 2005. Prior to the new agreement, revenue was recognized on a gross basis in the amount billed to the subscriber because we served as the primary obligor in the transaction, had latitude in establishing price and bore the physical loss of inventory and credit risk for the amount billed to the subscriber. Under the new agreement, the client serves as the primary obligor, has latitude in establishing price and bears the credit risk for the amount billed to the subscriber. As a result, pursuant to the new agreement, we record revenue based on the amount billed to the client not the amount billed to the subscriber. These revised terms and the corresponding change in revenue recognition for this new agreement will impact our expenses as a percentage of revenue. Marketing and commission expenses will decrease as a percentage of revenue while cost of revenue, general and administrative expenses and depreciation and amortization expense will increase as a percentage of revenue.

The decrease in revenue attributable to Capital One was partially offset as our subscription base increased to 2.98 million subscribers for the quarter ended March 31, 2005 from 2.44 million for the quarter ended March 31, 2004, an increase of 22.3%, in addition, we recognized $2.9 million in revenue associated with ABI. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	Quarter Ended
	March 31,
	2005	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers at March 31	61.3%	55.2%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	68.3%	66.6%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	30.7%	37.5%

Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses decreased 37.1% to $11.7 million for the quarter ended March 31, 2005 from $18.6 million for the quarter ended March 31, 2004. Marketing expenses related to subscriber acquisition costs remained flat at $4.8 million for both the quarter ended March 31, 2005 and the quarter ended March 31, 2004. Commission expenses decreased 49.9%, to $6.9 million for the quarter ended March 31, 2005 from $13.8 million for the quarter ended March 31, 2004. The decrease in commission expense is primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above. As a percentage of revenue, marketing and commission expenses decreased to 30.3% for the quarter ended March 31, 2005 from 48.7% for the quarter ended March 31, 2004. In addition to the revised terms in the amendment to the marketing and services agreement with Capital One, the decrease in marketing and commission as a percentage of revenue is also due to our changing mix of increasing indirect subscribers and associated revenue where we do not pay any marketing and commission costs.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background investigations and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 41.4% to $13.1 million for quarter ended March 31, 2005 from $9.3 million for the quarter ended March 31, 2004. Costs associated with providing background investigations accounted for approximately $ 1.4 million, or 36.9%, of the increase. We did not begin providing background investigations until the fourth quarter of 2004 as a result of the acquisition of ABI. Data costs accounted for approximately $1.7 million, or 43.2%, of the increase and costs associated with operating our customer service and information processing centers accounted for approximately $650,000, or 17.0%, of the increase primarily due to an increase in our subscriber base. As a percentage of revenue, cost of revenue was 34.0% for the quarter ended March 31, 2005 compared to 24.3% for the quarter ended March 31, 2004. The increase is primarily a result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above and the increasing percentage of indirect marketing arrangements.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 45.3% to $8.0 million for quarter ended March 31, 2005 from $5.5 million for the quarter ended March 31, 2004. Approximately $1.4 million, or 54.5%, of the increase is related to general and administrative expenses of ABI. Approximately $700,000, or 28.1%, of the increase is attributable to payroll and consulting costs. The remaining approximately $400,000, or 17.4%, is related to various overhead expenses as a result of our growth and being a public company. As a percentage of revenue, general and administrative expenses increased to 20.7% for the quarter ended March 31, 2005 from 14.4% for the quarter ended March 31, 2004. The increase is primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above, the increasing percentage of indirect marketing arrangements and the increased costs associated with being a public company including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. As of March 31, 2005, we have incurred approximately $300,000 in expenses related to meeting compliance requirements of the Sarbanes-Oxley Act of 2002, including Section 404, and expect to incur additional expenses for the remainder of the year in the range of $250,000 to $400,000.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 65.8% to approximately $1.5 million for the quarter ended March 31, 2005 from $880,000 for the quarter ended March 31, 2004 primarily as a result of over $10 million in capital expenditures since the first quarter of 2004 as we continue to expand our infrastructure to meet our growth and as a result of the acquisition of ABI. As a percentage of revenue, depreciation and amortization expenses increased to 3.8% for the quarter ended March 31, 2005 from $2.3% for the quarter ended March 31, 2004.

Impairment of Software Development Costs. During the quarter ended March 31, 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we agreed with a client to change certain processes that required new software resulting in an additional impairment loss of approximately $150,000.

Operating Income. Operating income decreased 28.8% to $2.8 million for the quarter ended March 31, 2005 from $3.9 million for the quarter ended March 31, 2004. Excluding the impairment of software development costs of approximately $1.5 million, operating income would have increased approximately $380,000, or 9.8%, from the quarter ended March 31, 2004. As a percentage of revenue, operating income was 7.2% for the quarter ended March 31, 2005 compared to 10.3% for the quarter ended March 31, 2004. Excluding the impairment of software development costs of approximately $1.5 million, operating income, as a percentage of revenue, would have been 11.2% for the quarter ended March 31, 2005. Operating income during the quarter ended March 31, 2005 was negatively impacted as a result of the revised terms in the amendment to the marketing and services agreement with Capital One, of which a portion of the terms became effective January 1, 2005. In addition, the increase in indirect marketing arrangements and the changes in client and product mix within these arrangements also negatively impacted operating income.

Provision for Income Taxes. Our effective tax rate for the quarter ended March 31, 2005 was 40.4%. This is higher than our effective tax rate for the quarter ended March 31, 2004 of 38.9% due primarily to the amortization of intangible assets of $90,000 associated with the acquisition of ABI, which are not tax deductible. Excluding the amortization of intangible assets, our effective tax rate would have been 39.2%.

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

At March 31, 2005, our cash and cash equivalents balance was $7.6 million compared to $12.0 million as of December 31, 2004. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with a maturity of less than 90 days. Our investment balance at March 31, 2005 was $39.6 million compared to $40.2 million at March 31, 2005. Our investments consist of short-term U.S. Treasury securities with a maturity greater than 90 days but no greater than six months.

Our accounts receivable balance as of March 31, 2005 was $11.3 million, including approximately $1.6 million related to ABI, compared to $10.0 million as of December 31, 2004. Our accounts receivable balance consists of both credit card transactions that have been approved but not yet deposited to our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our liquidity is impacted by our ability to generate cash from operations and working capital management. Working capital decreased to $52.8 million as of March 31, 2005 compared to $56.0 million as of December 31, 2004. The decrease in working capital is primarily the result of a $5.5 million payment during the quarter ended March 31, 2005 associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development and changes in assets and liabilities.

Net cash used in operations was $3.0 million for the quarter ended March 31, 2005 compared to net cash provided by operations of $4.4 million for the quarter ended March 31, 2004. The $7.4 million decrease in net cash provided by operations was impacted by the payment of $5.5 million associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development and changes in assets and liabilities.

Net cash used in investing activities, which is primarily related to the acquisition of property and equipment, was $2.1 million for both the quarter ended March 31, 2005 and the quarter ended March 31, 2004.

Net cash provided by financing activities was $620,000 for the quarter ended March 31, 2004 compared to net cash used in financing activities of $300,000 for the quarter ended March 31, 2003. The increase in net cash provided by financing activities is related to cash generated from the exercise of stock options.

Our short-term capital needs consist primarily of day-to-day operating expenses, capital expenditures of approximately $10 million and contractual obligations with respect to facility leases, capital equipment leases and software licenses. We expect future cash flow to be generated by operations and our existing cash balances will provide sufficient resources to meet our short-term obligations. Long-term capital requirements will consist of capital expenditures required to sustain our growth and contractual obligations with respect to facility leases, capital equipment leases, software licenses and service agreements. We anticipate that continued cash generated from operations as well as existing cash balances will provide sufficient resources to meet our long-term obligations.

We expect to incur significant marketing and commission expenses in the future as we continue our marketing efforts with existing clients and potential new clients. We expect to generate net income and positive cash flow for at least the next 12 months. We expect our general and administrative expenses will increase in the future as we expand our personnel and infrastructure to meet our growth and as we incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. Based on current plans, we believe that our existing cash and cash equivalents and investments combined with expected positive cash flow will be sufficient to fund our operations for at least the next 12 months.

Forward Looking Statements

Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 30, 2005, and the following important factors: demand for our services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.

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

     2. approximately $2.5 million was paid or accrued by us in connection with offering fees and expenses; and

     3. approximately $20.2 million was paid or accrued by us in connection with our acquisition in November 2004 of American Background Services, Inc., including approximately $1.4 million to retire American background’s outstanding bank debt; and

     4. the balance has been retained by us for general corporate purposes and is invested in short-term, interest-bearing, U.S. Treasury securities.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Debra R. Hoopes, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Debra R. Hoopes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005

INTERSECTIONS INC.
By:	/s/ Debra R. Hoopes
Debra R. Hoopes
Chief Financial Officer (principal financial and accounting officer)