Form 10-Q
period 2005-06-30
INTERSECTIONS INC
filed 2005-08-12
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission	Exact Name of Registrant as Specified in	State of	I.R.S. Employer
File Number	its Charter, Principal Office Address and	Incorporation	Identification No.
Telephone Number

000-50580	Intersections Inc.	Delaware	54-1956515
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
17,555,520 shares of common stock, $0.01 par value, outstanding as of August 3, 2005.

Form 10-Q
June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$40,754	$40,211	$79,340	$78,389
Operating expenses:
Marketing and commissions	11,517	19,140	23,213	37,728
Cost of revenue	14,147	9,814	27,277	19,100
General and administrative	8,673	5,600	16,665	11,099
Depreciation and amortization	1,512	915	2,971	1,795
Impairment of software development	—	—	1,515	—

Total operating expenses	35,849	35,469	71,641	69,722

Income from operations	4,905	4,742	7,699	8,667
Interest income (expense)	253	(22)	470	(282)

Other (expense) income, net	(3)	(33)	(9)	(36)

Income before income taxes	5,155	4,687	8,160	8,349

Income tax expense	(1,980)	(1,823)	(3,193)	(3,248)

Net income	$3,175	$2,864	$4,967	$5,101

Net income per basic share	$0.19	$0.23	$0.29	$0.59

Net income per diluted share	$0.18	$0.17	$0.27	$0.33

Weighted average common shares outstanding	17,037	12,380	17,211	8,692
Dilutive effect of common stock equivalents	772	5,365	932	7,927

Weighted average common shares outstanding — assuming dilution	17,809	17,745	18,143	16,619

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,643	$12,027
Short-term investments	29,657	40,171
Accounts receivable, net	11,799	9,970
Prepaid expenses and other current assets	2,760	2,795
Deferred subscription solicitation costs	9,238	9,185
Deferred tax asset	589	490

Total current assets	68,686	74,638

PROPERTY AND EQUIPMENT—Net	18,598	15,821
GOODWILL	16,756	16,314
INTANGIBLE ASSETS	1,495	1,954
OTHER ASSETS	6,094	384

TOTAL ASSETS	$111,629	$109,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,828	$3,593
Accrued expenses and other current liabilities	5,202	6,051
Accrued payroll and employee benefits	2,227	2,206
Commissions payable	1,746	1,932
Deferred revenue	3,526	3,691
Current obligations under capital leases	1,209	1,181
Income tax payable	2,606	—

Total current liabilities	21,344	18,654

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	1,817	1,764
OTHER LONG-TERM LIABILITIES	268	117
DEFERRED TAX LIABILITY	1,637	1,449

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value per share—50,000 shares authorized; 17,547 shares as of June 30, 2005, and 17,325 as of December 31, 2004 issued and outstanding	176	173
Deferred compensation	(20)	(30)
Additional paid-in capital	92,468	91,443

Treasury stock	(6,569)	—
Retained earnings (deficit)	508	(4,459)

Total stockholders’ equity	86,563	87,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,629	$109,111

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,967	$5,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,971	1,795
Compensation expense related to warrants and options	10	10
Increase in allowance for doubtful accounts	19	—
Non-cash interest expense	—	321
Deferred income tax	2,683	3,085
Amortization of deferred subscription solicitation costs	10,814	10,897
Impairment of software development costs	1,515	—

Changes in assets and liabilities:
Accounts receivable	(1,848)	(227)
Prepaid expenses and other current assets	101	(891)
Deferred subscription solicitation costs	(10,866)	(10,083)
Other assets	(5,712)	(354)
Accounts payable	1,235	1,694
Accrued expenses and other current liabilities	(1,093)	(1,030)
Accrued payroll and employee benefits	21	(149)
Commissions payable	(187)	(232)
Deferred revenue	(165)	(199)
Other long-term liabilities	15	9

Net cash provided by operating activities	4,480	9,747

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,117)	(3,525)
Restricted cash	—	140
Investments	10,513	—

Net cash provided by (used in) investing activities	4,396	(3,385)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Issuance of new common stock through IPO	—	44,975
Options exercised	1,035	27
Repurchase of Treasury Stock	(6,569)	—
Capital lease payments	(726)	(582)

Net cash (used in) provided by financing activities	(6,260)	44,420

INCREASE IN CASH AND CASH EQUIVALENTS	2,616	50,782

CASH AND CASH EQUIVALENTS—Beginning of period	12,027	14,411

CASH AND CASH EQUIVALENTS—End of period	$14,643	$65,193

See Notes to Condensed Consolidated Financial Statements

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
	(in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$57	$66

Cash paid for taxes	$827	$549

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$808	$1,477

Equipment financed	$382	$—

Conversion of preferred stock to common upon our initial public offering	$—	$52

Conversion of convertible debt and related accrued interest to common stock upon our initial public offering	$—	$22,338

Write-off debt issuance costs from convertible debt upon initial public offering	$—	$60

See Notes to Condensed Consolidated Financial Statements.

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
The Company’s Registration Statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 primary shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions payable by the Company and other offering expenses, was $44.9 million. Proceeds to the Company are being and have been used for general corporate purposes. The completion of this stock offering resulted in the conversion of a senior secured convertible note and all outstanding preferred stock into 8,988,894 shares of common stock.
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
2. Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. Certain information and footnote disclosures included in complete financial statements have been either condensed or omitted. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 30, 2005. Financial results for the period may not be reflective of results anticipated for the entire year.
On May 5, 2004, we effected a 554.9338-for-one stock split of our common stock in connection with our initial public offering. All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.
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
Revenue Recognition
We receive revenue from existing recurring subscriptions, the sale of new subscriptions and one-time transaction sales. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis directly by our client or through our credit card processor. A percentage of our revenue is received by some of our clients as a commission.

The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of June 30, 2005 and December 31, 2004, the accompanying consolidated balance sheets include deferred revenue of $3,378 thousand and $3,539 thousand, respectively, from such programs. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize a pro rata share of revenue earned upon expiration of the full refund period. As of June 30, 2005 and December 31, 2004, deferred revenue includes $148 thousand and $152 thousand, respectively, for such deferred subscription fees. An allowance for refunds on monthly subscriptions is established based on our historical experience.
We also provide membership services to customers of certain financial institution clients that pay the Company to provide such services directly to their customers. Revenue from these arrangements is recognized when earned which is at the time that we provide the services to the financial institution client, generally on a monthly basis.
The amount of revenue recorded is determined in accordance with the FASB’s Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by the company (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that is billed to the subscriber when its arrangements with financial institution clients provide that we serve as the primary obligor in the transaction, we have latitude in establishing price, we bear the risk of physical loss of inventory, and we bear credit risk for the amount billed to the subscriber. We generally record revenue in the amount billed to our financial institution clients, and not the amount billed to the customer, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.
We also generate revenue from one-time credit reports and background screens which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
Deferred Subscription Solicitation Costs
We expense advertising costs as incurred except for direct-response marketing costs. Direct-response marketing costs include telemarketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized, but not for more than one year.
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
Deferred subscription solicitation costs as of June 30, 2005 and December 31, 2004 were $9,238 thousand and $9,185 thousand, respectively. Amortization of deferred subscription solicitation costs for the three month periods ended June 30, 2005 and 2004 were $5,423 thousand and $5,461 thousand, respectively. Subscription solicitation costs expensed as incurred in the three months ended June 30, 2005 and 2004 were $61 thousand and $158 thousand, respectively. Amortization of deferred subscription solicitation costs for the six month periods ended June 30, 2005 and 2004 were $10,814 thousand and $10,897 thousand, respectively. Subscription solicitation costs expensed as incurred in the six months ended June 30, 2005 and 2004 were $115 thousand and $274 thousand, respectively.

Stock-Based Compensation
We have elected to continue to follow the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock-based employee compensation plan. Accordingly, we measured compensation expense using the intrinsic value method which yielded no compensation cost for the three months ended June 30, 2005 and 2004, as all options were granted at or above the estimated fair market value of the underlying common stock on the date of grant.
Had compensation expense been determined consistent with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS 123, our net income would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income:
As reported	$3,175	$2,864	$4,967	$5,101
Deduct: Total stock-based employee compensation expense determined under the fair value method	(1,547)	(600)	(2,089)	(600)

Pro forma net income	$1,628	$2,264	$2,878	$4,501

Net income per basic share:
As reported	$0.19	$0.23	$0.29	$0.59

Pro forma	$0.10	$0.18	$0.17	$0.52

Net income per diluted share:
As reported	$0.18	$0.17	$0.27	$0.33

Pro forma	$0.09	$0.13	$0.16	$0.29

For SFAS No. 123 purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
June 30, 2005

Expected dividend yield	0%
Expected volatility	50-52%
Risk free interest rate	3.07- 3.83%
Expected life of options	4 years
Reclassifications
We have reclassified some prior period amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation.

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
We have commenced our analysis of the impact of SFAS No. 123R, but have not yet determined the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations.
In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, or (SFAS 154), a replacement of ABP Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB No. 20.
3. Earnings Per Share
Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the three and six months ended June 30, 2005, options to purchase 2,983,516 and 2,322,011 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. For the three and six months ended June 30, 2004, options to purchase 368,338 shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

In April 2004, the Company completed an IPO of its common stock that resulted in the conversion of the senior secured convertible note and all outstanding preferred stock into 8,988,894 shares of common stock.
The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statement of operations for the three and six months ended June 30, 2005 and June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands except		(in thousands except
	per share amounts)		per share amounts)

Net income available to common shareholders — basic	$3,175	$2,864	$4,967	$5,101
Add: Interest on convertible debt	—	80	—	321

Net income available to common shareholders—diluted	$3,175	$2,944	$4,967	$5,422

Weighted average common shares outstanding—basic	17,037	12,380	17,211	8,692
Weighted shares related to senior secured convertible note		1,445		2,458
Weighted shares related to preferred stock		2,013		3,425
In-the-money options exercisable under stock option compensation plans	772	1,907	932	2,044

Weighted average common shares outstanding—diluted	17,809	17,745	18,143	16,619

Income per common share:

Basic	$0.19	$0.23	$0.29	$0.59

Diluted	$0.18	$0.17	$0.27	$0.33
4. Balance Sheet Details
Other assets. The components of our other assets are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)

Prepaid royalty payments	$5,733	$—
Other	361	384

	$6,094	$384

5. Segment Reporting
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
Products and services provided by the Identity Theft and Credit Management Services segment include daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies (Equifax, Experian and TransUnion), credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, an identity theft recovery unit, security breach services and identity theft cost coverage.

The Personnel Screening segment includes products and services related to pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
The following table sets forth segment information for the three and six months ended June 30, 2005 and 2004. Prior to acquisition of ABI on November 12, 2004, the Company provided only services related to the Identity Theft and Credit Management Services segment.

	Identity Theft and
	Credit Management
	Services	Personnel Screening	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2005

Revenue	$72,723	$6,617	—	$79,340

Depreciation and amortization	2,660	311	—	2,971

Income before income taxes	$7,931	$229	—	$8,160

Six Months Ended June 30, 2004

Revenue	$78,389	—	—	$78,389

Depreciation and amortization	1,795	—	—	1,795

Income before income taxes	$8,349	—	—	$8,349

Three Months Ended June 30, 2005

Revenue	$37,071	$3,683	—	$40,754

Depreciation and amortization	1,369	143	—	1,512

Income before income taxes	$4,913	$242	—	$5,155

Three Months Ended June 30, 2004

Revenue	$40,211	—	—	$40,211

Depreciation and amortization	915	—	—	915

Income before income taxes	$4,687	—	—	$4,687

As of June 30, 2005

Property, plant and equipment, net	$17,868	$730	—	$18,598

Identifiable assets	$109,879	$21,955	$(20,205)	$111,629

As of December 31, 2004

Property, plant and equipment, net	$15,192	$629	—	$15,821

Identifiable assets	$108,259	$21,085	$(20,233)	$109,111

6. Share Repurchase
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. During the three months ended June 30, 2005, we repurchased 740,000 shares of our common stock at an aggregate investment of approximately $6.6 million.
7. Goodwill and Intangibles
During the second quarter of 2005 we completed the purchase price allocation of assets acquired in the ABI transaction. Pursuant to the final valuation, we have reclassified $291 thousand in customer related intangible assets previously allocated to identifiable intangible assets to goodwill. In addition we reclassified $151 thousand from property plant and equipment to goodwill. The impact related to the adjustment in amortization expenses for these intangibles was not significant.
The adjustments to the preliminary purchase price allocation are as follows:

	Preliminary		Final Purchase
	Purchase Price	Adjustment	Price Allocation
	(in thousands)

Property and equipment	$642	(151)	$491
Goodwill	16,314	442	16,756
Intangible assets	2,000	(291)	1,709

Total	$18,956	—	$18,956

The components of goodwill and other intangibles are as follows (in thousands):

	June 30,	December 31,
	2005	2004

Goodwill	$16,756	$16,314
Other intangibles	1,709	2,000

	18,465	18,314

Less: Accumulated amortization	(214)	(46)

	$18,251	$18,268

As of June 30, 2005, we had intangibles that consisted of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Customer related	$1,709	$(214)	$1,495	$2,000	$(46)	$1,954

	$1,709	$(214)	$1,495	$2,000	$(46)	$1,954

Intangible assets will be amortized over a period of 5 years. For the three and six months ended June 30, 2005, we had an aggregate amortization expense of $85 thousand and $171 thousand. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining six months ending December 31, 2005	$171
For the years ending:
December 31, 2006	342
December 31, 2007	342
December 31, 2008	342
December 31, 2009	295
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

The following table details other selected subscriber and financial data.
Other Data (Dollars in Thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Subscribers at beginning of period	2,979,882	2,437,005	2,885,223	2,274,605
New subscribers — indirect	562,423	354,310	981,712	754,323
New subscribers — direct	164,894	194,096	359,375	394,266
Cancelled subscribers within first 90 days	219,382	145,133	418,085	294,836
Cancelled subscribers after first 90 days	308,649	258,347	629,057	546,427

Subscribers at end of period (1)	3,179,168	2,581,931	3,179,168	2,581,931

Cancellations within 90 days (2)	30.2%	26.5%	31.2%	25.7%
Cancellations after 90 days (trailing 12 months)	29.0%	28.6%	29.0%	28.6%

Total revenue	$40,754	$40,211	$79,340	$78,389

Revenue from transactional sales, personnel screening and other	(4,194)	(642)	(7,554)	(1,530)

Subscription revenue	$36,560	$39,569	$71,786	$76,859

Marketing and commissions	$11,517	$19,140	$23,213	$37,728
Commissions paid on transactional sales and other revenue	(33)	(266)	(87)	(638)

Marketing and commissions associated with subscription revenue	$11,484	$18,874	$23,126	$37,090

(1)	We exclude from subscribers those customers of our clients who are receiving, on a subscription basis, only a small and narrow subset of our service which is purchased on behalf of the client and offered to a large customer base and other customers with terms less than 12 months.

(2)	The number of cancellations within the first 90 days of subscription, as a percentage of new subscribers, was higher during the six months ended June 30, 2005 compared to the previous six months. We believe this to be a result of a high number of additions during the quarter ended December 31, 2004. As previously disclosed, the high number of additions during the quarter ended December 31, 2004 included 105,000 customer enrollments from prior quarters which were not received by us until October 2004 as the result of a processing delay at one of our clients.
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

The point in time at which we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize a pro rata portion of revenue earned upon expiration of the full refund period. An allowance for monthly subscription refunds is established based on our actual cancellation experience. We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In addition, we also generate revenue from one-time credit reports and background screens which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
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
We also generate revenue from one-time credit reports and background screens which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
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
In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150,000.
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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, or (SFAS 154), a replacement of ABP Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB No. 20.
Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

	Identity Theft
	and
	Credit Management
	Services	Personnel Screening	Consolidated
	(In Thousands)

Three Months Ended June 30, 2005
Revenue	$37,071	$3,683	$40,754
Operating expenses:
Marketing and commissions	11,517	—	11,517
Cost of revenue	12,400	1,747	14,147
General and administrative	7,120	1,553	8,673
Impairment of software development costs	—	—	—
Depreciation and amortization	1,369	143	1,512

Total operating expenses	32,406	3,443	35,849

Operating income	4,665	240	4,905
Investment income (expense)	255	(2)	253
Other income (expense)	(7)	4	(3)

Income before taxes	$4,913	$242	$5,155

Three Months Ended June 30, 2004
Revenue	$40,211	—	$40,211
Operating expenses:
Marketing and commissions	19,140	—	19,140
Cost of revenue	9,814	—	9,814
General and administrative	5,600	—	5,600
Impairment of software development costs	—	—	—
Depreciation and amortization	915	—	915

Total operating expenses	35,469	—	35,469

Operating income	4,742	—	4,742
Investment income (expense)	—	—	—
Other income (expense)	(55)	—	(55)

Income before taxes	$4,687	—	$4,687

Revenue. The increase in revenue of 1.4% to $40.8 million for the three months ended June 30, 2005 from $40.2 million for the three months ended June 30, 2004 is primarily attributed to $3.7 million of revenue from ABI which we acquired in November 2004 and an increase in our subscription base to 3.18 million subscribers for the three months ended June 30, 2005 from 2.58 million for the three months ended June 30, 2004, an increase of 23.1%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients. This increase is partially offset by a reduction in revenue as the result of our new marketing and services agreement with Capital One that became effective on September 1, 2004, of which a portion of the terms became effective January 1, 2005. Prior to the new agreement, revenue was recognized on a gross basis in the amount billed to the subscriber because we served as the primary obligor in the transaction, had latitude in establishing price and bore the physical loss of inventory and credit risk for the amount billed to the subscriber. Under the new agreement, the client serves as the primary obligor, has latitude in establishing price and bears the credit risk for the amount billed to the subscriber. As a result, pursuant to the new agreement, we record revenue based on the amount billed to the client not the amount billed to the subscriber. The appropriate revenue recognition for the revised terms to the existing agreement and this new marketing and services agreement has impacted our expenses as a percentage of revenue. Marketing and commission expenses have decreased as a percentage of revenue while cost of revenue, general and administrative expenses and depreciation and amortization expense have increased as a percentage of revenue.

As shown in the table below, an increasing percentage of our subscribers is generated from indirect marketing arrangements.

	Quarter Ended
	June 30,
	2005	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers at June 30	64.0%	56.6%

Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	77.3%	64.6%

Percentage of revenue from indirect marketing arrangements to total subscription revenue	32.9%	40.5%
Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses decreased 39.8% to $11.5 million for the three months ended June 30, 2005 from $19.1 million for the three months ended June 30, 2004. Marketing expenses related to subscriber acquisition costs decreased to $4.8 million for the three months ended June 30, 2005 from $4.9 million for the three months ended June 30, 2004. Commission expenses decreased 52.6%, to $6.7 million for the three months ended June 30, 2005 from $14.2 million for the three months ended June 30, 2004. This decrease was primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above.
As a percentage of revenue, marketing and commission expenses decreased to 28.3% for the three months ended June 30, 2005 from 47.6% for the three months ended June 30, 2004
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 44.2% to $14.1 million for three months ended June 30, 2005 from $9.8 million for the three months ended June 30, 2004. Costs associated with providing background screening accounted for approximately $1.7 million, or 40.3%, of the increase. We did not begin providing background screening until the fourth quarter of 2004 as a result of the acquisition of ABI. Also contributing to the increase were increases in data costs, and costs associated with operating our customer service and information processing centers as a result of an increase in our subscriber base.
As a percentage of revenue, cost of revenue was 34.7% for the three month ended June 30, 2005 compared to 24.4% for the three months ended June 30, 2004. The increase is primarily a result of the revised terms in the amendment to the marketing and services agreement with Capital One and the increasing percentage of indirect marketing arrangements described in the Revenue section above.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 54.9% to $8.7 million for three months ended June 30, 2005 from $5.6 million for the three months ended June 30, 2004. Approximately $1.6 million, or 50.5%, of the increase is related to general and administrative expenses of ABI. Also contributing to the increase were increases in payroll, and consulting costs, as well as various overhead expenses as a result of our growth and being a public company.
As a percentage of revenue, general and administrative expenses increased to 21.3% for the three months ended June 30, 2005 from 13.9% for the three months ended June 30, 2004. The increase is primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above, the increasing percentage of indirect marketing arrangements and the increased costs associated with being a public company including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 65.2% to approximately $1.5 million for the quarter ended June 30, 2005 from $0.9 million for the quarter ended June 30, 2004 primarily as a result of an increase in property plant and equipment base as we continue to expand our infrastructure to meet our growth and as a result of the acquisition of ABI. As a percentage of revenue, depreciation and amortization expenses increased to 3.7% for the quarter ended June 30, 2005 from 2.3% for the quarter ended June 30, 2004.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

	Identity Theft
	and
	Credit Management
	Services	Personnel Screening	Consolidated

Six Months Ended June 30, 2005
Revenue	$72,723	$6,617	$79,340
Operating expenses:
Marketing and commissions	23,213	—	23,213
Cost of revenue	24,111	3,166	27,277
General and administrative	13,753	2,912	16,665
Impairment of software development costs	1,515	—	1,515
Depreciation and amortization	2,660	311	2,971

Total operating expenses	65,252	6,389	71,641

Operating income	7,471	228	7,699
Investment income (expense)	473	(3)	470
Other income (expense)	(13)	4	(9)

Income before taxes	$7,931	$229	$8,160

Six Months Ended June 30, 2004
Revenue	$78,389	—	$78,389
Operating expenses:
Marketing and commissions	37,728	—	37,728
Cost of revenue	19,100	—	19,100
General and administrative	11,099	—	11,099
Impairment of software development costs	—	—	—
Depreciation and amortization	1,795	—	1,795

Total operating expenses	69,722	—	69,722

Operating income	8,667	—	8,667
Investment income (expense)	—	—	—
Other income (expense)	(318)	—	(318)

Income before taxes	$8,349	—	$8,349

Revenue. Revenue increased 1.2% to $79.3 million for the six months ended June 30, 2005 from $78.4 million for the six months ended June 30, 2004. The increase in revenue is primarily attributed to $6.6 million revenue from ABI which we acquired in November 2004 and an increase in our subscription base to 3.18 million subscribers for the six months ended June 30, 2005 from 2.58 million for the six months ended June 30, 2004, an increase of 23.1%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients. As shown in the table below, an increasing percentage of our subscribers are generated from indirect marketing arrangements. This increase is partially by a reduction on revenue as the result of our new marketing and services agreement with Capital One that became effective on September 1, 2004, of which a portion of the terms became effective January 1, 2005. Prior to the new agreement, revenue was recognized on a gross basis in the amount billed to the subscriber because we served as the primary obligor in the transaction, had latitude in establishing price and bore the physical loss of inventory and credit risk for the amount billed to the subscriber. Under the new agreement, the client serves as the primary obligor, has latitude in establishing price and bears the credit risk for the amount billed to the subscriber. As a result, pursuant to the new agreement, we record revenue based on the amount billed to the client not the amount billed to the subscriber. The appropriate revenue recognition for the revised terms to the existing agreement and this new marketing and services agreement has impacted our expenses as a percentage of revenue. Marketing and commission expenses have decreased as a percentage of revenue while cost of revenue, general and administrative expenses and depreciation and amortization expense have increased as a percentage of revenue.

As shown in the table below, an increasing percentage of our subscribers is generated from indirect marketing arrangements.

	Six Months
	Ended June 30,
	2005	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers at June 30	62.7%	56.6%

Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	73.2%	65.7%

Percentage of revenue from indirect marketing arrangements to total subscription revenue	31.8%	38.7%
Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses decreased 38.5% to $23.2 million for the six months ended June 30, 2005 from $37.7 million for the six months ended June 30, 2004. Marketing expenses related to subscriber acquisition costs reduced to $9.5 million for the six months ended June 30, 2005 from $9.7 million for the six months ended June 30, 2004. Commission expenses decreased 51.3%, to $13.7 million for the six months ended June 30, 2005 from $28.0 million for the six months ended June 30, 2004. This decrease was primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above.
As a percentage of revenue, marketing and commission expenses decreased to 29.3% for the six months ended June 30, 2005 from 48.1% for the six months ended June 30, 2004.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 42.8% to $27.3 million for six months ended June 30, 2005 from $19.1 million for the six months ended June 30, 2004. Costs associated with providing background screening accounted for approximately $3.2 million, or 38.7%, of the increase. We did not begin providing background screening until the fourth quarter of 2004 as a result of the acquisition of ABI. Also contributing to the increase were increases in data costs and costs associated with operating our customer service and information processing centers primarily due to an increase in our subscriber base.
As a percentage of revenue, cost of revenue was 34.4% for the six months ended June 30, 2005 compared to 24.4% for the six months ended June 30, 2004. The increase is primarily a result of the revised terms in the amendment to the marketing and services agreement with Capital One and the increasing percentage of indirect marketing arrangements described in the Revenue section above.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 50.1% to $16.7 million for six months ended June 30, 2005 from $11.1 million for the six months ended June 30, 2004. Approximately $2.9 million, or 52.3%, of the increase is related to general and administrative expenses of ABI. Also contributing to the increase were increases in payroll and consulting costs as well as various overhead expenses as a result of our growth and being a public company.
As a percentage of revenue, general and administrative expenses increased to 21.0% for the six months ended June 30, 2005 from 14.2% for the six months ended June 30, 2004. The increase is primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above, the increasing percentage of indirect marketing arrangements and the increased costs associated with being a public company including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.
Through of June 30, 2005, we have incurred approximately $385 thousand in expenses related to meeting compliance requirements of the Sarbanes-Oxley Act of 2002, including Section 404, and expect to incur additional expenses for the remainder of the year in the range of $350 to $450 thousand.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 65.5% to approximately $3.0 million for the six months ended June 30, 2005 from $1.8 million for the six months ended June 30, 2004 primarily as a result of an increase in property plant and equipment base as we continue to expand our infrastructure to meet our growth and as a result of the acquisition of ABI.
As a percentage of revenue, depreciation and amortization expenses increased to 3.7% for the six months ended June 30, 2005 from 2.3% for the six months ended June 30, 2004.
Impairment of Software Development Costs. During the six months ended June 30, 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand.
Operating Income. Operating income decreased 11.2% to $7.7 million for the six months ended June 30, 2005 from $8.7 million for the six months ended June 30, 2004. The decrease in operating income is driven by the $1.5 million software impairment charge recorded during the six months ended June 30, 2005.
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
At June 30, 2005, our cash and cash equivalents balance was $14.6 million compared to $12.0 million as of December 31, 2004. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with a maturity of less than 90 days. Our investment balance at June 30, 2005 was $29.7 million compared to $40.2 million at December 31, 2004. Our investments consist of short-term U.S. Treasury securities with a maturity greater than 90 days but no greater than six months.
Our accounts receivable balance as of June 30, 2005 was $11.8 million, including approximately $2.0 million related to ABI, compared to $10.0 million, including approximately $1.5 million related to ABI, as of December 31, 2004. Our accounts receivable balance consists of both credit card transactions that have been approved but not yet deposited to our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Our liquidity is impacted by our ability to generate cash from operations and working capital management. Working capital decreased to $47.3 million as of June 30, 2005 compared to $56.0 million as of December 31, 2004. The decrease in working capital is primarily the result of a $5.5 million payment during the six months ended June 30, 2005 associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development and $6.6 million paid to repurchase approximately 740,000 shares under our stock repurchase program as well as an increase in our investment in property, plant and equipment.
Net cash provided by operations was $4.5 million for the six months ended June 30, 2005 compared to net cash provided by operations of $9.7 million for the six months ended June 30, 2004. The $5.3 million decrease in net cash provided by operations was primarily the result of the payment of $5.5 million associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development and changes in assets and liabilities.

Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2005 compared to net cash used by investing activities of $3.4 million for the six months ended June 30, 2004. Cash provided by investing activities during the six months ending June 30, 2005 was primarily the result of proceeds received from the sale of investments of $10.5 million partially offset by the acquisition of property and equipment of $6.1 million.
Net cash used in financing activities was $6.3 million for the six months ended June 30, 2005 compared to net cash provided by financing activities of $44.4 million for the six months ended June 30, 2004. The decrease in cash provided by financing activities is due to the net proceeds (after deducting underwriting commissions and discounts and expenses) from the sale of our common stock in the initial public offering of $44.9 million in the six months ended June 30, 2004 in addition to the $6.6 million paid to repurchase approximately 740,000 shares under our stock repurchase program during the three months ending June 30, 2005.
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
We expect to incur significant marketing and commission expenses in the future as we continue our marketing efforts with existing clients and potential new clients and our direct marketing to consumers not conducted through clients. We expect to generate net income and positive cash flow for at least the next 12 months. We expect our general and administrative expenses will increase in the future as we expand our personnel and infrastructure to meet our growth and as we incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. Based on current plans, we believe that our existing cash and cash equivalents and investments combined with expected positive cash flow will be sufficient to fund our operations for at least the next 12 months.
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
Changes in control over financial reporting. In the second quarter of 2005, we had a number of personnel changes in our internal accounting department. We recently hired a new Vice President, Finance and Accounting and other new internal accounting personnel and are actively seeking to retain additional personnel. We believe we have improved the capabilities of our internal accounting personnel. Except for the changes disclosed in this paragraph, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(b) On May 5, 2004, we closed the sale of 7,187,500 shares of our common stock, at a price of $17.00 per share in a firm commitment underwritten initial public offering, of which 3,000,000 of the shares were sold by us and the remaining 4,187,500 shares were sold by selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-111194), which the Securities and Exchange Commission declared effective on April 29, 2004.
Of the $51.0 million in gross proceeds raised by us in the offering:
     1. approximately $3.6 million was paid to the underwriters in connection with underwriting discounts and commissions;
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
     (c) The following table presents the total number of shares purchased during the second quarter of 2005, the average price paid per shares, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares available for purchase as of June 30, 2005.

				Approximate Dollar Value
			Total Number of Shares	of Shares that May Yet Be
	Total Number of	Average Price Paid	Purchased as Part of Publicly	Purchased Under the
Fiscal Period	Shares Purchased	per Share	Announced Plans Programs (1)	Plans or Programs

April 1, 2005 through April 30, 2005	500,000	$8.97	500,000	$15,535,000

May 1, 2005 through May 31, 2005	239,822	$8.69	239,822	$13,460,915

June 1, 2005 through June 30, 2005	—

Total Fiscal 2005 Second Quarter	739,822	$8.88	739,822	$13,460,915

     (1) On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of the Stockholders was held on May 25, 2005
The individuals named below were elected as directors, each to serve for until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified. Shares voted were as follows:

Thomas G. Amato Shares For	15,346,411
Shares Withheld	132,914

Thomas L. Kempner Shares For	12,351,526
Shares Withheld	3,133,799

David A. McGough Shares For	15,020,425
Shares Withheld	464,900

Norman N. Mintz Shares For	15,307,506
Shares Withheld	177,819

David M. Phillips Shares For	12,455,570
Shares Withheld	3,029,755

Steven F. Piaker Shares For	15,345,936
Shares Withheld	139,389

Michael R. Stanfield Shares For	15,245,170
Shares Withheld	240,155

William J. Wilson Shares For	12,455,570
Shares Withheld	3,029,755
There were no abstentions or broker non-votes.
At such meeting the votes cast with respect to Proposal 2, approval of Deloitte and Touche LLP as our independent registered public accounting firm, were as follows:

For	Against	Abstain	Broker Non-votes
15,404,831	80,194	300	0

Item 6. Exhibits
31.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Debra R. Hoopes, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Debra R. Hoopes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2005

INTERSECTIONS INC.
By:	/s/ Debra R. Hoopes
Debra R. Hoopes
Chief Financial Officer (principal financial and accounting officer)