Form 10-Q
period 2005-09-30
INTERSECTIONS INC
filed 2005-11-10
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as
Specified in its Charter,
Commission	Principal Office Address and	State of	I.R.S. Employer
File Number	Telephone Number	Incorporation	Identification No.

000-50580	Intersections Inc.	Delaware	54-1956515
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
Yes ☐       No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐       No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
As of November 1, 2005, there were 17,581,101 shares of common stock, $0.01 par value, issued and 16,841,279 outstanding, with 739,822 shares of treasury stock.

Form 10-Q
September 30, 2005
Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	25

Item 6. Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$42,612	$38,594	$121,952	$116,982
Operating expenses:
Marketing	5,059	4,915	14,621	14,629
Commissions	6,557	11,748	20,208	39,761
Cost of revenue	14,900	9,710	42,177	28,811
General and administrative	8,974	5,920	25,639	17,018
Depreciation and amortization	1,660	900	4,631	2,695
Impairment of software development	—	—	1,515	—

Total operating expenses	37,150	33,193	108,791	102,914

Income from operations	5,462	5,401	13,161	14,068
Interest income (expense)	316	143	786	(140)

Other income (expense), net	15	15	6	(20)

Income before income taxes	5,793	5,559	13,953	13,908

Income tax expense	(2,286)	(2,100)	(5,479)	(5,348)

Net income	$3,507	$3,459	$8,474	$8,560

Net income per basic share	$0.21	$0.20	$0.50	$0.74

Net income per diluted share	$0.20	$0.19	$0.47	$0.52

Weighted average common shares outstanding	16,819	17,013	17,078	11,496
Dilutive effect of common stock equivalents	708	1,556	838	5,737

Weighted average common shares outstanding — assuming dilution	17,527	18,569	17,916	17,233

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,498	$12,027
Short-term investments	33,618	40,171
Accounts receivable, net	13,862	9,970
Prepaid expenses and other current assets	3,313	2,795
Deferred subscription solicitation costs	9,388	9,185
Deferred tax asset	589	490

Total current assets	73,268	74,638

PROPERTY AND EQUIPMENT—Net	19,422	15,821
GOODWILL	16,737	16,314
INTANGIBLE ASSETS	1,410	1,954
OTHER ASSETS	6,044	384

TOTAL ASSETS	$116,881	$109,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,050	$3,593
Accrued expenses and other current liabilities	7,629	6,051
Accrued payroll and employee benefits	2,192	2,206
Commissions payable	1,967	1,932
Deferred revenue	3,554	3,691
Current obligations under capital leases	1,092	1,181
Income tax payable	3,767	—

Total current liabilities	23,251	18,654

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	1,660	1,764
OTHER LONG-TERM LIABILITIES	161	117
DEFERRED TAX LIABILITY	1,637	1,449

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value per share-50,000 shares authorized; 17,569 shares as of September 30, 2005 and 17,325 as of December 31, 2004 issued	176	173
Deferred compensation	(15)	(30)
Additional paid-in capital	92,565	91,443
Treasury stock, 740 shares at cost in 2005	(6,569)	—
Retained earnings (deficit)	4,015	(4,459)

Total stockholders’ equity	90,172	87,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,881	$109,111

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,474	$8,560
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,631	2,695
Loss on disposal of fixed asset	15	—
Compensation expense related to warrants and options	15	15
Increase in allowance for doubtful accounts	33	—
Non-cash interest expense	—	321
Deferred income tax	77	5,048
Amortization of deferred subscription solicitation costs	16,404	16,296
Impairment of software development costs	1,515	—

Changes in assets and liabilities:
Accounts receivable	(3,925)	(2,595)
Prepaid expenses and other current assets	(451)	(1,338)
Deferred subscription solicitation costs	(16,607)	(15,122)
Other assets	(5,660)	(211)
Accounts payable	(574)	1,004
Accrued expenses and other current liabilities	1,146	(1,448)
Accrued payroll and employee benefits	(14)	(533)
Commissions payable	35	(229)
Deferred revenue	(137)	(515)
Income tax payable	3,767	—
Other long-term liabilities	(94)	12

Net cash provided by operating activities	8,650	11,960

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,286)	(6,034)
Restricted cash	—	140
Investments	6,553	(22,380)

Net cash used in investing activities	(1,733)	(28,274)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Issuance of new common stock through IPO	—	44,950
Options exercised	1,124	27
Repurchase of treasury stock	(6,569)	—
Capital lease payments	(1,001)	(855)

Net cash (used in) provided by financing activities	(6,446)	44,122

INCREASE IN CASH AND CASH EQUIVALENTS	471	27,808

CASH AND CASH EQUIVALENTS—Beginning of period	12,027	14,411

CASH AND CASH EQUIVALENTS—End of period	$12,498	$42,219

See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$89	$99

Cash paid for taxes	$2,050	$805

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$808	$1,477

Equipment financed	$382	$—

Equipment accrued but not paid	$219	$—

Conversion of preferred stock to common stock upon our initial public offering	$—	$52

Conversion of convertible debt and related accrued interest to common stock upon our initial public offering	$—	$22,338

Write-off debt issuance costs from convertible debt upon initial public offering	$—	$60

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Intersections Inc. (the “Company”), incorporated in the State of Delaware, is a financial information services company that provides identity theft protection and credit management services to consumers and primarily sells monthly subscriptions which provide for a consumer credit monitoring service. The Company and its financial institution clients market subscription programs to consumers throughout the United States using direct marketing techniques, mainly through inbound and outbound telemarketing, web-based marketing and direct mail conducted primarily through endorsed co-marketing relationships with credit card issuers.
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
2. Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. Certain information and footnote disclosures included in complete financial statements have been either condensed or omitted. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 30, 2005. Financial results for the period may not be reflective of results anticipated for the entire year.
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
The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of September 30, 2005 and December 31, 2004, the accompanying consolidated balance sheets include deferred revenue of $3,554 thousand and $3,691 thousand, respectively, from such programs. Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize a pro rata share of revenue earned upon expiration of the full refund period. As of September 30, 2005 and December 31, 2004, deferred revenue includes $137 thousand and $152 thousand, respectively, for such deferred subscription fees. An allowance for refunds on monthly subscriptions is established based on our historical experience.
We also provide membership services to customers of certain financial institution clients that pay the Company to provide such services directly to their customers. Revenue from these arrangements is recognized when earned which is generally at the time that we provide the services to the financial institution client, generally on a monthly basis.

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
Deferred Subscription Solicitation Costs
We expense advertising costs as incurred except for direct-response marketing costs. Direct-response marketing costs include telemarketing, web-based marketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized, but not for more than one year.
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
Deferred subscription solicitation costs as of September 30, 2005 and December 31, 2004 were $9,388 thousand and $9,185 thousand, respectively. Amortization of deferred subscription solicitation costs for the three month periods ended September 30, 2005 and 2004 were $5,591 thousand and $5,399 thousand, respectively. Subscription solicitation costs expensed as incurred in the three months ended September 30, 2005 and 2004 were $86 thousand and $207 thousand, respectively. Amortization of deferred subscription solicitation costs for the nine month periods ended September 30, 2005 and 2004 were $16,404 thousand and $16,296 thousand, respectively. Subscription solicitation costs expensed as incurred in the nine months ended September 30, 2005 and 2004 were $201 thousand and $482 thousand, respectively.
Stock-Based Compensation
We have elected to continue to follow the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for its stock-based employee compensation plan. Accordingly, we measured compensation expense using the intrinsic value method which yielded no compensation cost for the three months ended September 30, 2005 and 2004, as all options were granted at or above the estimated fair market value of the underlying common stock on the date of grant.
Had compensation expense been determined consistent with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS 123, our net income would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$3,507	$3,459	$8,474	$8,560
Deduct: Total stock-based employee compensation expense determined under the fair value method	(263)	(920)	(2,352)	(1,519)

Pro forma net income	$3,244	$2,539	$6,122	$7,041

Net income per basic share:
As reported	$0.21	$0.20	$0.50	$0.74

Pro forma	$0.19	$0.15	$0.36	$0.61

Net income per diluted share:
As reported	$0.20	$0.19	$0.47	$0.52

Pro forma	$0.19	$0.14	$0.34	$0.43

For SFAS No. 123 purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
September 30, 2005
Expected dividend yield	0%
Expected volatility	50-52%
Risk free interest rate	3.07-3.83%
Expected life of options	4 years
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
In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB No. 20.

3. Earnings Per Share
Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the three and nine months ended September 30, 2005, options to purchase 2,938,164 and 2,938,164 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2004, options to purchase 1,425,483 and 368,338 shares of common stock respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
In April 2004, the Company completed an IPO of its common stock that resulted in the conversion of the senior secured convertible note and all outstanding preferred stock into 8,988,894 shares of common stock.
The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statement of operations for the three and nine months ended September 30, 2005 and September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands, except per share data)
	2005	2004	2005	2004
Net income available to common shareholders — basic	$3,507	$3,459	$8,474	$8,560
Add: Interest on convertible debt	—	—	—	321

Net income available to common shareholders-diluted	$3,507	$3,459	$8,474	$8,881

Weighted average common shares outstanding-basic	16,819	17,013	17,078	11,496
In-the-money options exercisable under stock compensation plans	708	1,556	838	5,737

Weighted average common shares outstanding-diluted	17,527	18,569	17,916	17,233

Income per common share:

Basic	$0.21	$0.20	$0.50	$0.74

Diluted	$0.20	$0.19	$0.47	$0.52
4. Balance Sheet Details
Other assets. The components of our other assets are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Prepaid royalty payments	$5,683	$—
Other	361	384

	$6,044	$384

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
The following table sets forth segment information for the three and nine months ended September 30, 2005 and 2004. Prior to acquisition of ABI on November 12, 2004, the Company provided only services related to the Identity Theft and Credit Management Services segment.

	Identity Theft
	and Credit
	Management Services	Personnel Screening	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2005

Revenue	$111,548	$10,404	—	$121,952

Depreciation and amortization	4,141	490	—	4,631

Income before income taxes	13,255	698	—	13,953

Nine Months Ended September 30, 2004

Revenue	116,982	—	—	116,982

Depreciation and amortization	2,695	—	—	2,695

Income before income taxes	13,908	—	—	13,908

Three Months Ended September 30, 2005

Revenue	38,824	3,788	—	42,612

Depreciation and amortization	1,481	179	—	1,660

Income before income taxes	5,323	470	—	5,793

Three Months Ended September 30, 2004

Revenue	38,594	—	—	38,594

Depreciation and amortization	900	—	—	900

Income before income taxes	5,559	—	—	5,559

As of September 30, 2005

Property, plant and equipment, net	18,652	770	—	19,422

Identifiable assets	114,586	22,500	(20,205)	116,881

As of December 31, 2004

Property, plant and equipment, net	15,192	629	—	15,821

Identifiable assets	108,259	21,085	(20,233)	109,111

6. Share Repurchase
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. During the nine months ended September 30, 2005, we repurchased 739,822 shares of our common stock at an aggregate investment of approximately $6.6 million.
7. Goodwill and Intangibles
During the second quarter of 2005 we completed the purchase price allocation of assets acquired in the ABI transaction. Pursuant to the final valuation, we have reclassified $291 thousand of intangible assets previously allocated to identifiable intangible assets to goodwill. In addition we reclassified $132 thousand from property plant and equipment to goodwill. The impact related to the adjustment in amortization expenses for these intangibles was not significant.
The adjustments to the preliminary purchase price allocation are as follows (in thousands):

	Preliminary		Final Purchase
	Purchase Price	Adjustment	Price Allocation
Property and equipment	$642	(132)	$510
Goodwill	16,314	423	16,737
Intangible assets	2,000	(291)	1,709

Total	$18,956	—	$18,956

The components of goodwill and other intangibles are as follows (in thousands):

	September 30, 2005	December 31, 2004
Goodwill	$16,737	$16,314
Other intangibles	1,709	2,000

	18,446	18,314

Less: Accumulated amortization	(299)	(46)

	$18,147	$18,268

As of September 30, 2005, we had intangibles that consisted of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Customer related	$1,709	$(299)	$1,410	$2,000	$(46)	$1,954

Intangible assets will be amortized over a period of 5 years. For the three and nine months ended September 30, 2005, we had an aggregate amortization expense of $85 thousand and $256 thousand. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining three months ending December 31, 2005	$85

For the years ending:
December 31, 2006	342
December 31, 2007	342
December 31, 2008	342
December 31, 2009	299
8. Tax Related Contingencies
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred, not withstanding any positions we may have taken on our income tax returns. Tax contingency reserves are adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law.
9. Subsequent Event
Equipment Facility
Subsequent to the end of the third quarter of 2005, we closed on a $5 million Equipment Lease Agreement with a financial institution. The facility can be drawn down upon the purchase of qualifying assets. The term and interest rate for this facility will be set at the time we draw down on this facility; the terms will typically be for 3 to 5 years. We currently do not have any amounts outstanding under this facility.
American Express Agreement
Under its terms, our marketing and services agreement with American Express expires on December 31, 2005, unless it is renewed by American Express. American Express has informed us that it does not intend to renew the agreement. As we have stated in our SEC filings, the contract provides that we will continue to service the products’ existing subscribers for a period of two years after the contract expires. American Express, however, has indicated that it intends for those subscribers to be enrolled in a different product not provided by us. We are in discussions with American Express to reach a mutually agreeable resolution on the handling of these subscribers and the associated revenue after expiration of the contract. There can be no guarantee that the parties will reach such agreement, and the resolution of the discussions may result in a materially adverse impact on our revenue and net income.

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
The following table details other selected subscriber and financial data.
Other Data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Subscribers at beginning of period	3,179,181	2,581,931	2,885,223	2,274,605
New subscribers — indirect	578,476	309,996	1,560,201	1,064,319
New subscribers — direct	191,749	201,915	551,124	596,181
Cancelled subscribers within first 90 days	218,934	145,775	637,019	440,611
Cancelled subscribers after first 90 days	317,160	393,050	946,217	939,477

Subscribers at end of period (1)	3,413,312	2,555,017	3,413,312	2,555,017

Cancellations within 90 days (2)	28.4%	28.5%	30.2%	26.5%
Cancellations after 90 days (trailing 12 months)	26.4%	32.1%	26.4%	32.1%

Total revenue	$42,612	$38,594	$121,952	$116,982

Revenue from transactional sales, personnel screening and other	(4,751)	(266)	(12,306)	(1,796)

Subscription revenue	$37,861	$38,328	$109,646	$115,186

Marketing and commissions	$11,616	$16,663	$34,829	$54,390
Commissions paid on transactional sales and other revenue	(27)	(101)	(114)	(738)

Marketing and commissions associated with subscription revenue	$11,589	$16,562	$34,715	$53,652

(1)	We exclude from subscribers those customers of our clients who are receiving, on a subscription basis, only a small and narrow subset of our service which is purchased on behalf of the client and offered to a large customer base and other customers with terms less than 12 months.

(2) The number of cancellations within the first 90 days of subscription, as a percentage of new subscribers, was higher during the nine months ended September 30, 2005 compared to the previous nine months. We believe this to be a result of a high number of additions during the quarter ended December 31, 2004. As previously disclosed, the high number of additions during the quarter ended December 31, 2004 included 105,000 customer enrollments from prior quarters which were not received by us until October 2004 as the result of a processing delay at one of our clients.
Recent Developments
Under its terms, our marketing and services agreement with American Express expires on December 31, 2005, unless it is renewed by American Express. American Express has informed us that it does not intend to renew the agreement. As we have stated in our SEC filings, the contract provides that we will continue to service the products’ existing subscribers for a period of two years after the contract expires. American Express, however, has indicated that it intends for those subscribers to be enrolled in a different product not provided by us. We are in discussions with American Express to reach a mutually agreeable resolution on the handling of these subscribers and the associated revenue after expiration of the contract. There can be no guarantee that the parties will reach such agreement, and the resolution of the discussions may result in a materially adverse impact on our revenue and net income.
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
Revenue Recognition
We receive recurring revenue from existing subscriptions, the sale of new subscriptions and one-time transaction sales. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis directly by our client or through our credit card processor. The prices to subscribers of various configurations of our services range from $4.99 to $12.99 per month. A percentage of our revenue is received by some of our clients as a commission.
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
Deferred Subscription Solicitation Costs
Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. Telemarketing and direct mail expenses are direct response advertising costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
We amortize deferred subscription solicitation costs on a cost pool basis over the period during which the future benefits are expected to be received. The period of time in which we amortize these costs reflects historical subscriber patterns, but has historically not exceeded 12 months.
Commissions
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

Goodwill and Other Intangibles
We review the carrying value of our goodwill and other intangible assets and assess the remaining estimated useful lives of our intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We review the carrying value of our goodwill and intangible assets for impairment by comparing such amounts to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. We will perform the impairment test as of October 31st of each year. When determining fair value, we utilize various assumptions. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, we would then be required to record a corresponding charge which would negatively impact earnings.
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
In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, or (SFAS 154), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB No. 20.

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

	Identity Theft
	and
	Credit Management
	Services	Personnel Screening	Consolidated

	(in thousands)

Three Months Ended September 30, 2005
Revenue	$38,824	$3,788	$42,612
Operating expenses:
Marketing and commissions	11,616	—	11,616
Cost of revenue	13,152	1,748	14,900
General and administrative	7,585	1,389	8,974
Impairment of software development costs	—	—	—
Depreciation and amortization	1,481	179	1,660

Total operating expenses	33,834	3,315	37,150

Operating income	4,990	472	5,462
Investment income (expense)	318	(2)	316
Other income (expense)	15	—	15

Income before taxes	$5,323	$470	$5,793

Three Months Ended September 30, 2004
Revenue	$38,594	—	$38,594
Operating expenses:
Marketing and commissions	16,663	—	16,663
Cost of revenue	9,710	—	9,710
General and administrative	5,920	—	5,920
Impairment of software development costs	—	—	—
Depreciation and amortization	900	—	900

Total operating expenses	33,193	—	33,193

Operating income	5,401	—	5,401
Investment income (expense)	143	—	143
Other income (expense)	15	—	15

Income before taxes	$5,559	—	$5,559

Revenue. The increase in revenue of 10.4% to $42.6 million for the three months ended September 30, 2005 from $38.6 million for the three months ended September 30, 2004 is primarily attributed to $3.8 million of revenue from ABI which we acquired in November 2004 and an increase in our subscription base to 3.4 million subscribers for the three months ended September 30, 2005 from 2.6 million for the three months ended September 30, 2004, an increase of 33.6%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients. This increase is partially offset by a reduction in revenue as the result of our new marketing and services agreement with Capital One that became effective on September 1, 2004, of which a portion of the terms became effective January 1, 2005. Prior to the new agreement, revenue was recognized on a gross basis in the amount billed to the subscriber because we served as the primary obligor in the transaction, had latitude in establishing price and bore the physical loss of inventory and credit risk for the amount billed to the subscriber. Under the new agreement, the client serves as the primary obligor, has latitude in establishing price and bears the credit risk for the amount billed to the subscriber. As a result, pursuant to the new agreement, we record revenue based on the amount billed to the client not the amount billed to the subscriber. The appropriate revenue recognition for the revised terms to the existing agreement and this new marketing and services agreement has impacted our expenses as a percentage of revenue. Marketing and commission expenses have decreased as a percentage of revenue while cost of revenue, general and administrative expenses and depreciation and amortization expense have increased as a percentage of revenue.

As shown in the table below, an increasing percentage of our subscribers is generated from indirect marketing arrangements.

	Quarter Ended
	September 30,
	2005	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers	65.4%	56.2%

Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	75.1%	60.6%

Percentage of revenue from indirect marketing arrangements to total subscription revenue	34.6%	36.5%
Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses decreased 30.3% to $11.6 million for the three months ended September 30, 2005 from $16.7 million for the three months ended September 30, 2004. Marketing expenses related to subscriber acquisition costs increased to $5.0 million for the three months ended September 30, 2005 from $4.9 million for the three months ended September 30, 2004. Commission expenses decreased 44.2%, to $6.6 million for the three months ended September 30, 2005 from $11.8 million for the three months ended September 30, 2004. The decrease in commission expenses was primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above.
As a percentage of revenue, marketing and commission expenses decreased to 27.3% for the three months ended September 30, 2005 from 43.2% for the three months ended September 30, 2004 primarily as the result of our revised terms with Capital One and increased percent of subscribers obtained through indirect marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 53.4% to $14.9 million for three months ended September 30, 2005 from $9.7 million for the three months ended September 30, 2004. The increase is attributed to costs associated with operating our customer service and information processing centers and data costs as a result of an increase in our subscriber base. In addition, costs associated with providing background screening accounted for approximately $1.7 million of the increase. We did not begin providing background screening until the fourth quarter of 2004 as a result of the acquisition of ABI.
As a percentage of revenue, cost of revenue was 35.0% for the three months ended September 30, 2005 compared to 25.2% for the three months ended September 30, 2004. The increase is primarily a result of the revised terms in the amendment to the marketing and services agreement with Capital One, the increasing percentage of indirect marketing arrangements and ABI’s higher percentage of cost of revenue as described in the Revenue section above.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 51.6% to $9.0 million for three months ended September 30, 2005 from $5.9 million for the three months ended September 30, 2004. Approximately $1.4 million, or 45.5%, of the increase is related to general and administrative expenses of ABI. Also contributing to the increase were increases in payroll, and outside services, as well as various overhead expenses as a result of our growth and being a public company.
As a percentage of revenue, general and administrative expenses increased to 21.1% for the three months ended September 30, 2005 from 15.3% for the three months ended September 30, 2004. The increase is primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above, the increasing percentage of indirect marketing arrangements and the increased costs associated with increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 84.5% to approximately $1.7 million for the quarter ended September 30, 2005 from $0.9 million for the quarter ended September 30, 2004 primarily as a result of an increase in property plant and equipment base as we continue to expand our infrastructure to meet our growth and as a result of the acquisition of ABI. As a percentage of revenue, depreciation and amortization expenses increased to 3.9% for the quarter ended September 30, 2005 from 2.3% for the quarter ended September 30, 2004.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

	Identity Theft
	and
	Credit
	Management
	Services	Personnel Screening	Consolidated
Nine Months Ended September 30, 2005
Revenue	$111,548	$10,404	$121,952
Operating expenses:
Marketing and commissions	34,829	—	34,829
Cost of revenue	37,263	4,914	42,177
General and administrative	21,338	4,301	25,639
Impairment of software development costs	1,515	—	1,515
Depreciation and amortization	4,141	490	4,631

Total operating expenses	99,086	9,705	108,791

Operating income	12,462	699	13,161
Investment income (expense)	792	(6)	786
Other income (expense)	2	4	6

Income before taxes	$13,256	$697	13,953

Nine Months Ended September 30, 2004
Revenue	$116,982	—	$116,982
Operating expenses:
Marketing and commissions	54,390	—	54,390
Cost of revenue	28,811	—	28,811
General and administrative	17,018	—	17,018
Impairment of software development costs	2,695	—	2,695
Depreciation and amortization	—	—	—

Total operating expenses	102,914	—	102,914

Operating income	14,068	—	14,068
Investment income (expense)	(140)	—	(140)
Other income (expense)	(20)	—	(20)

Income before taxes	$13,908	—	$13,908

Revenue. Revenue increased 4.2% to $122.0 million for the nine months ended September 30, 2005 from $117.0 million for the nine months ended September 30, 2004. The increase in revenue is primarily attributed to $10.4 million revenue from ABI which we acquired in November 2004 and an increase in our subscription base to 3.4 million subscribers for the nine months ended September 30, 2005 from 2.6 million for the nine months ended September 30, 2004, an increase of 33.6%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients. An increasing percentage of our subscribers are generated from indirect marketing arrangements. As shown in the table below, this increase is partially offset by a reduction in revenue and as a result of our new marketing and services agreement with Capital One that became effective on September 1, 2004, of which a portion of the terms became effective January 1, 2005. Prior to the new agreement, revenue was recognized on a gross basis in the amount billed to the subscriber because we served as the primary obligor in the transaction, had latitude in establishing price and bore the physical loss of inventory and credit risk for the amount billed to the subscriber. Under the new agreement, the client serves as the primary obligor, has latitude in establishing price and bears the credit risk for the amount billed to the subscriber. As a result, pursuant to the new agreement, we record revenue based on the amount billed to the client not the amount billed to the subscriber. The appropriate revenue recognition for the revised terms to the existing agreement and this new marketing and services agreement has impacted our expenses as a percentage of revenue. Marketing and commission expenses have decreased as a percentage of revenue while cost of revenue, general and administrative expenses and depreciation and amortization expense have increased as a percentage of revenue.

As shown in the table below, an increasing percentage of our subscribers is generated from indirect marketing arrangements.

	Nine Months Ended
	September 30,
	2005	2004
Percentage of subscribers from indirect marketing arrangements to total subscribers	65.4%	56.2%

Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	73.9%	64.1%

Percentage of revenue from indirect marketing arrangements to total subscription revenue	32.8%	38.2%
Marketing and Commission Expenses. Marketing and commission expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage, as well as commissions paid to clients. Marketing and commission expenses decreased 36.0% to $34.8 million for the nine months ended September 30, 2005 from $54.4 million for the nine months ended September 30, 2004. Marketing expenses related to subscriber acquisition costs remained constant at $14.6 million for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004. Commission expenses decreased 49.2%, to $20.2 million for the nine months ended September 30, 2005 from $39.8 million for the nine months ended September 30, 2004. The decrease was primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above.
As a percentage of revenue, marketing and commission expenses decreased to 28.6% for the nine months ended September 30, 2005 from 46.5% for the nine months ended September 30, 2004.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 46.4% to $42.2 million for nine months ended September 30, 2005 from $28.8 million for the nine months ended September 30, 2004. The increase is attributed to costs associated with operating our customer service and information processing centers and data costs as a result of an increase in our subscriber base. In addition, costs associated with providing background screening accounted for approximately $4.9 million of the increase. We did not begin providing background screening until the fourth quarter of 2004 as a result of the acquisition of ABI. The increase is primarily a result of the revised terms in the amendment to the marketing and services agreement with Capital One, the increasing percentage of indirect marketing arrangements and ABI’s higher percentage of cost of revenue as described in the Revenue section above.
As a percentage of revenue, cost of revenue was 34.6% for the nine months ended September 30, 2005 compared to 24.6% for the nine months ended September 30, 2004. The increase is primarily a result of ABI’s higher percentage of cost of revenue and the revised terms in the amendment to the marketing and services agreement with Capital One and the increasing percentage of indirect marketing arrangements described in the Revenue section above.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 50.7% to $25.6 million for the nine months ended September 30, 2005 from $17.0 million for the nine months ended September 30, 2004. Approximately $4.3 million, or 49.9%, of the increase is related to general and administrative expenses of ABI. Also contributing to the increase were increases in payroll and outside services costs as well as various overhead expenses as a result of our growth and being a public company.
As a percentage of revenue, general and administrative expenses increased to 21.0% for the nine months ended September 30, 2005 from 14.5% for the nine months ended September 30, 2004. The increase is primarily the result of the revised terms in the amendment to the marketing and services agreement with Capital One described in the Revenue section above, the increasing percentage of indirect marketing arrangements and the increased costs associated with being a public company including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.
Through September 30, 2005, we have incurred approximately $633 thousand in expenses related to meeting compliance requirements of the Sarbanes-Oxley Act of 2002, including Section 404, and expect to incur additional expenses of approximately $100 thousand to $200 thousand for the remainder of the year.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 71.8% to approximately $4.6 million for the nine months ended September 30, 2005 from $2.7 million for the nine months ended September 30, 2004 primarily as a result of an increase in property, plant and equipment base as we continue to expand our infrastructure to meet our growth and as a result of the acquisition of ABI.
As a percentage of revenue, depreciation and amortization expenses increased to 3.8% for the nine months ended September 30, 2005 from 2.3% for the nine months ended September 30, 2004.
Impairment of Software Development Costs. During the nine months ended September 30, 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand.
Operating Income. Operating income decreased 6.4% to $13.2 million for the nine months ended September 30, 2005 from $14.1 million for the nine months ended September 30, 2004. The decrease in operating income is driven by the $1.5 million software impairment charge recorded during the nine months ended September 30, 2005.
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
At September 30, 2005, our cash and cash equivalents balance was $12.5 million compared to $12.0 million as of December 31, 2004. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with a maturity of less than 90 days. Our investment balance at September 30, 2005 was $33.6 million compared to $40.2 million at December 31, 2004. Our investments consist of short-term U.S. Treasury securities with a maturity greater than 90 days but not greater than six months.
Our accounts receivable balance as of September 30, 2005 was $13.9 million, including approximately $2.1 million related to ABI, compared to $10.0 million, including approximately $1.5 million related to ABI, as of December 31, 2004. Our accounts receivable balance consists of both credit card transactions that have been approved but not yet deposited to our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $50.0 million as of September 30, 2005 compared to $56.0 million as of December 31, 2004. The decrease in working capital is primarily the result of $6.6 million paid to repurchase approximately 740,000 shares under our stock repurchase program and a $5.5 million payment during the nine months ended September 30, 2005 associated with prepaid royalty payments in connection with certain exclusive rights under two new agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development as an increase in our investment in property, plant and equipment. This decrease was partially offset by cash generated from operations.

Net cash provided by operations was $8.7 million for the nine months ended September 30, 2005 compared to net cash provided by operations of $12.0 million for the nine months ended September 30, 2004. The $3.3 million decrease in net cash provided by operations was primarily the result of the payment of $5.5 million associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development and changes in assets and liabilities.
Net cash used by investing activities was $1.7 million for the nine months ended September 30, 2005 compared to net cash used by investing activities of $28.4 million for the nine months ended September 30, 2004. Cash used by investing activities during the nine months ending September 30, 2005 was primarily the result of the acquisition of property and equipment of $8.3 million offset by proceeds received from the sale of investments of $6.6 million.
Net cash used in financing activities was $6.4 million for the nine months ended September 30, 2005 compared to net cash provided by financing activities of $44.1 million for the nine months ended September 30, 2004. The decrease in cash provided by financing activities is due to the net proceeds (after deducting underwriting commissions and discounts and expenses) from the sale of our common stock in the initial public offering of $44.9 million in the nine months ended September 30, 2004 in addition to the $6.6 million paid to repurchase 739,822 shares under our stock repurchase program during the nine months ended September 30, 2005.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. During the third quarter of 2005, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(a) On May 5, 2004, we closed the sale of 7,187,500 shares of our common stock, at a price of $17.00 per share in a firm commitment underwritten initial public offering, of which 3,000,000 of the shares were sold by us and the remaining 4,187,500 shares were sold by selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-111194), which the Securities and Exchange Commission declared effective on April 29, 2004.
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
     4. approximately $6.6 million was paid to repurchase approximately 740,000 shares under our stock repurchase program;
     5. approximately $6.0 million was paid associated with prepaid royalty payments in connection with certain exclusive rights under two new agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development; and
     6. the balance has been retained by us for general corporate purposes and is invested in short-term, interest-bearing, U.S. Treasury securities.
Item 6. Exhibits

10.1	Data Services Agreement for Credit Bureau Simulator between Intersections Inc. and Digital Matrix Systems, Inc., effective as of September 1, 2004.

31.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Debra R. Hoopes, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Debra R. Hoopes, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2005

INTERSECTIONS INC.
By:	/s/ Debra R. Hoopes
Debra R. Hoopes
Chief Financial Officer (principal financial and accounting officer)