Form 10-K
period 2005-12-31
INTERSECTIONS INC
filed 2006-03-15
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 005-50580
INTERSECTIONS INC.
(Exact name of registrant as specified in the charter)

DELAWARE	54-1956515
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification Number)

14901 Bogle Drive, Chantilly, Virginia	20151
(Address of principal executive office)	(Zip Code)
(703) 488-6100
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

None	None
     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
     Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     List by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2005, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $101 million based on the last sales price quoted on the Nasdaq NMS.
Indicate the number of shares outstanding of the registrant’s common stock outstanding as of February 27, 2006: 17,671,334 shares of common stock, $0.01 par value, issued and 16,706,512 outstanding, with 964,822 shares of treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders.

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
Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from our expectations contained in our forward-looking statements. These factors include, but are not limited to:
•	our ability to replace subscribers we lose in the ordinary course of business;

•	our ability to maintain our relationships with the three credit reporting agencies and other data and analytics providers;

•	our ability to maintain our relationships with our key clients and obtain new clients;

•	our ability to compete successfully with our competitors;

•	our ability to introduce new services with broad appeal;

•	our ability to protect and maintain our computer and telephone infrastructure;

•	our ability to maintain the security of our data;

•	changes in federal and state laws and regulations;

•	our use of our cash and investments;

•	our cash needs;

•	implementation of our corporate strategy; and

•	our financial performance.
There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the caption “Risk Factors.” You should read these factors and other cautionary statements as being applicable to all related forward-looking statements wherever they appear. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. See “Item 1A, Risk Factors” for further discussion.

PART I
ITEM 1. BUSINESS
Overview
We provide identity theft protection and credit management services primarily on a subscription basis to our subscribers. Our services principally are marketed to customers of our financial institution clients, or clients, and branded and tailored to meet our clients’ specifications. Our clients are principally credit and charge card issuing financial institutions. Our subscribers purchase our services either through arrangements with our clients or directly from us.
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
Our services enable our subscribers to:
•	Guard against identity theft and its detrimental effects by periodically monitoring their credit files at one or all three major credit reporting agencies for changes that may indicate identity theft. Based on such information, subscribers may take actions to prevent or mitigate identity theft and speak to our identity theft customer service specialists. Through a master policy issued by a third-party insurer, some of our subscribers receive coverage for the out-of-pocket costs of correcting a stolen identity.
•	Review their credit profiles in an easy to understand format, analyze their credit records and credit scores and keep informed of changes to their credit records on a daily, monthly or quarterly basis. Using our services, subscribers may verify the accuracy of and monitor changes to their credit records at the credit reporting agencies, and learn how their credit scores change with varying events.
In addition, we have recently launched our new fraud protection services for consumers, which include a variety of tools to detect identity theft and fraud, and we also have launched a new version of our small business service, which provides combined business and personal credit information to small business owners.
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
In addition to marketing through clients, we also market our services directly to consumers and small business owners. We expect to significantly expand these marketing efforts in 2006.
Our wholly-owned subsidiary, American Background Information Services, Inc., or American Background or ABI, provides businesses with a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. American Background has been in business since 1996, and provides services to a variety of businesses and industries, such as manufacturing, healthcare, telecommunications and retail businesses. American Background’s clients range from small private businesses to Fortune 500 companies.
Our web site address is www.intersections.com. We make available on this web site under “Investors,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed via Edgar by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. We also make available on our web site our Corporate Governance Guidelines and Principles, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. This information is also available by written request to Investor Relations at our executive office address listed below. The information on our web site, or on the site of our third-party service provider, is not incorporated by reference into this report. Our web site address is included here only as an inactive technical reference.

We were incorporated in Delaware in 1999. We conduct certain of our operations through wholly-owned subsidiaries, including CreditComm Services LLC, a Delaware limited liability company, which was originally formed in May 1996. Our principal executive offices are located at 14901 Bogle Drive, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100.
Our Services
We provide a flexible and diversified suite of identity theft protection and credit management services that are branded and tailored to meet the specifications of our clients. These services are marketed and delivered to customers of our clients on a subscription basis and are also offered by us directly to consumers. These services include credit report monitoring, credit education, identity theft and fraud detection, identity fraud recovery and lost account recovery.
We also provide data security breach services to organizations dealing with large scale compromises of sensitive personal information. Intersections helps companies notify the affected individuals and provide identity theft or credit monitoring services at no charge to the affected individuals.
Our services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card monthly. The prices to subscribers of various configurations of our services range generally from $4.99 to $12.99 per month. Our monthly subscription model offers higher customer solicitation response rates and higher annualized prices than our annual subscription model.
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
Since our founding in 1996, we have continued to add new service features and be an innovator in the credit management and identity theft marketplace. We believe we were among the first to provide ongoing consumer services in English and Spanish that include three credit bureau profiles, three credit bureau monthly monitoring, three credit bureau daily monitoring, identity theft cost coverage, credit score simulation, text and telephone notifications, and small business credit management services that combine business and personal credit information. We also believe that our new identity theft and fraud protection services are the first of their kind.
Our Clients
In 1997, we began teaming with leading credit and charge card issuers to provide our services to customers. These charge and credit card issuer clients currently account for the majority of our existing subscriber base. We believe our success in attracting and maintaining relationships with these clients is attributable to the following:
•	Established reputation as a trusted provider: We believe we were the first company to offer a comprehensive reporting service to monitor all three major credit reporting agencies, and we strive to continue to offer an innovative and comprehensive range of services on and offline. We believe that we offer a high degree of security and confidentiality to our clients and their customers.

•	Client-branded services and customer loyalty: We have focused our efforts on developing client-branded services, which we believe enable our clients to differentiate themselves in their competitive landscapes, reinforce their brands and enhance their customer loyalty. For charge and credit card issuers, managing cardholder “churn” has been particularly challenging over the past few years, and we believe our services, which are intended to enhance card issuers’ customer loyalty, help address this challenge. Our program materials, customer service representatives and marketing efforts are all focused on customization conforming to the clients’ requirements and, as a result, enhancing their brands and customer retention rates.

•	Flexible turnkey solutions: We strive to employ a flexible approach to each client arrangement, tailoring the service configurations and economic arrangements to meet the specific needs of each client.

•	Recurring revenue model: Our clients receive commissions or fees in connection with each customer who subscribes to our services, providing our clients with a recurring revenue stream.
•	Combination of online and offline customer communication and service delivery options: We provide online features and offer custom solutions to support our clients’ web-based marketing strategies. Combined with our extensive offline marketing and customer service capabilities, we believe we are capable of delivering comprehensive marketing options for our clients.
With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts and mortgage accounts, selling at the point of personal contact in branches as well as through our historical marketing channels. We are also seeking to augment our client base by expanding relationships with select insurance companies, mortgage companies, associations, travel companies, retail companies, web and technology companies and other service providers with significant market presence and brand loyalty.
Our Client Arrangements
We or our clients market our services to our clients’ customers. This “client-endorsed” marketing approach capitalizes on the client’s brand equity with its customers. This marketing approach is employed through direct, indirect and shared marketing arrangements. These arrangements are distinguished from one another by the allocation between us and our clients of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:
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

Revenue from subscribers obtained through our largest clients in 2004 and 2005, as a percentage of our total revenue, was: American Express —22% and 22%; Discover —17% and 16%; Capital One (directly and through our relationship with Equifax) —24% and 12%; Citibank —11% and 12%; and MBNA — 6% and 11% .
Our relationship with American Express Travel Related Services, or American Express, was a shared marketing arrangement under an agreement that expired on December 31, 2005. On December 21, 2005, we signed a Services Transition Agreement with American Express. Pursuant to the Services Transition Agreement, we will provide our current consumer services through May 31, 2006, to subscribers who pay for the service through their Amex credit cards. We are compensated for those services through April 30, 2006, based on the commission structure in effect under the existing agreement with American Express, and from May 1, 2006, to May 31, 2006, based on a service fee per subscriber. We will not service those subscribers after May 31, 2006. The Services Transition Agreement also provides that we maintain the perpetual and unrestricted right to provide our services to all subscribers who are currently paying for the consumer services through payment vehicles other than American Express credit cards, and to all subscribers who are receiving our combined personal and business credit information services regardless of how those subscribers are billed. We will not pay any commission on those subscribers after January 1, 2006. We will have the right to offer our other products and services to those subscribers, and the Services Transition Agreement prohibits either party from knowingly soliciting subscribers retained by the other party under the agreement. As a result of the Services Transition Agreement, after May 31, 2006, we will cease servicing approximately 95% of our subscribers obtained through American Express, which accounts for approximately 95% of the revenue generated through the American Express relationship. As of December 31, 2005, the total subscribers obtained through the Amex relationship represented fewer than ten percent of our total subscribers. Amex also reimbursed us in the amount of one million dollars ($1,000,000) for certain marketing expenses incurred in 2005 and any further transition services expenses to be incurred through May 2006, and has agreed to introduce us as a service provider to other units of American Express.
We have a direct marketing arrangement with Citibank (South Dakota), N.A., or Citibank, that remains in effect until terminated by either party upon 90 days’ prior notice. We are not currently marketing under that agreement. We also have an indirect marketing arrangement with Citibank under an agreement which may be terminated by either party on 90 days’ prior notice.
We have a direct marketing arrangement with Discover, under which we are not currently marketing. We also have an indirect marketing arrangement with Discover. The indirect marketing agreement with Discover may be terminated by either party upon six months’ prior notice.
In November 2001, we entered into a master services agreement with Equifax under which we provided various services. We recently amended the master agreement to continue the term to November 26, 2008, with automatic renewal for an additional 2 year renewal term unless either party terminates the agreement upon notice of non-renewal 10 months or more prior to expiration of the original term. Even if the master agreement is not terminated, however, either party may terminate the receipt of particular services from the other party on 60 days’ prior notice. With the exception of services to Capital One customers acquired prior to January 1, 2005, we are not providing any services under that agreement.
Prior to January 1, 2005, we provided our identity theft protection and credit management services under the master agreement with Equifax to customers of Capital One Bank, or Capital One, which marketed those services to consumers under an agreement between Capital One and Equifax. On September 1, 2004, we entered into a marketing and services agreement with Capital One under which, effective January 1, 2005, our services are marketed by Capital One to its customers. The services marketed to Capital One customers under this new agreement are substantially all of the services previously marketed through the master agreement between us and Equifax, in addition to other services. Through our agreement with Equifax, however, we continue to provide our services to the customers of Capital One who enrolled for the services prior to January 1, 2005.
Operations
Our operations platform, which consists principally of customer service, information processing and technology, is designed to provide our subscribers with a suite of services. Our services are tailored to meet our clients’ requirements for branding and presentation, service levels, accuracy and security.

Customer Service
We have designed our customer service to achieve customer satisfaction by responding quickly to subscriber requests with value-added responses and solutions. In addition, we work to gain customer satisfaction through our policy of selective recruiting, hiring, training, retaining and management of in-house customer service representatives who are focused exclusively on identity theft protection and credit management services. Prior to working with subscribers, service representatives are required to complete a training program that focuses on the fundamentals of the credit industry, regulation, credit reporting and our products and services. This classroom training is then followed by a closely monitored on-the-job training program with assigned mentors and call simulations. Service representatives then continue to be monitored and receive feedback based on the standards of our quality assurance program. In addition to call quality, we are bound by client-driven metrics specified by our service level agreements.
We maintain in-house customer care centers in Chantilly, Virginia, and in Rio Rancho, New Mexico, where our facility opened in December 2003. We have the capability to house 390 representatives and required support personnel. We currently employee 275 representatives and support personnel. We have expansion plans that may be deployed to increase capacity. Additionally, we utilize the services of an outsourced strategic vendor with capacity for additional customer service representatives trained to handle billing inquiries, subscription questions and account retention.
Information Processing
Our in-house information processing capabilities are designed to provide prompt, high quality and cost-effective delivery of subscribers’ personal data on a private label basis. Proprietary software creates consumer friendly presentation, tracks delivery at the page level and stores the consolidated credit data for member servicing. For the purpose of ensuring accuracy and security of subscribers’ personal data, credit reports are electronically inspected upon receipt and again before final delivery. Operational auditing of fulfillment events is also conducted regularly. We have a fulfillment center in Chantilly, Virginia, and a second processing center in Manassas, Virginia, which opened in November 2003. We believe that the second center provides additional capacity to handle projected growth, provide contingency backup and efficiently respond to volume spikes.
We also make our services available to most subscribers via the Internet. Upon enrollment, each subscriber is provided a personal identification number that enables immediate activation and access to the service online. We deliver these services through client-branded web sites and our own branded web sites.
Information Technology
We continue to make significant investments in technology to enable continued growth in our subscriber base. This also allows us to provide flexible solutions for our subscribers and clients with a secure and reliable platform. Our customer resource management platform, which is the basis for our service delivery, integrates certain industry and application specific software. Since inception, we have contracted a portion of our credit data processing to Digital Matrix Systems, Inc. A portion of our web development is contracted to nVault, Inc.
We employ a range of information technology solutions, physical controls, procedures and processes to safeguard the security of data, and regularly evaluate those solutions against the latest available technology and security literature. We use respected third parties to review and test our security, we continue to be audited by our clients, and we have obtained a TruSecure Web Certification from Cybertrust.
We have undertaken several projects for the purpose of ensuring that the infrastructure expands with client and subscriber needs. We have a dedicated disaster recovery computing capability in Rio Rancho, New Mexico for the back office operations, and a second online data center in the Virginia area to supplement our hosted data center in Canada. Our back office and online environments are designed with high volume processing in mind and are constructed to optimize performance, reliability, and scalability. We are working with a major technology consultant to re-architect our most critical software platforms on proven .Net architecture with the purpose of increasing the flexibility and scalability of our existing and new product offerings.
Data and Analytics Providers
Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days notice, respectively. We recently amended our agreements with Equifax to extend the term of each of the agreements until November 26, 2008, with automatic renewal for an additional 2 year renewal term unless either party gives notice of non-renewal 10 months or more prior to expiration of the original term. Each of these credit reporting agencies is a competitor of ours in providing credit information directly to consumers.

We have entered into contracts with several additional providers of data and analytics for use in our recently launched identity theft and fraud protection services, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. We expect those third party data and analytics sources, including Seisint, ID Analytics and Cyveillance, to be of increasing significance to our business in the future to the extent we are successful in marketing our new services.
Our pre-employment background screening subsidiary, American Background, relies on multiple sources of data. Those data sources include commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations.
Competition
The consumer credit information and identity theft and fraud protection services industry is competitive. There are a number of divisions or subsidiaries of large, well-capitalized firms with strong brand names that operate in the industry. We compete with these firms to provide our clients’ customers with identity theft protection and credit monitoring services. We compete for these clients on the basis of our reputation in the market, ability to offer client-branded solutions, flexible service configurations, high quality standards and price.
We believe that our principal competitors include: Equifax; Experian and its subsidiary, Consumerinfo.com; TransUnion and its subsidiary, Truelink; MyFICO.com, a division of Fair Isaac Corporation; First Advantage, through its affiliate CREDCO; and Affinion, LLC, through its recent acquisition of Trilegiant Corporation. We believe that these competitors primarily market their services directly to the consumer through the Web, except for Trilegiant and CREDCO, which we believe primarily market offline and compete with us for financial institution clients. We believe that certain of our competitors, including Equifax, Experian and TransUnion, are and will continue to make efforts to compete with us in marketing offline and providing branded solutions for financial institution clients.
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
Credit Reporting Laws
Our services involve the use of consumer credit reports governed by the federal Fair Credit Reporting Act and similar state laws governing the use of consumer credit information. The Fair Credit Reporting Act establishes a set of requirements that “consumer reporting agencies” must follow in conducting their business. A “consumer reporting agency” generally means any person who for monetary fees regularly engages in assembling consumer credit information for the purpose of furnishing consumer reports to third parties. Each of the major credit reporting agencies is a “consumer reporting agency” under the Fair Credit Reporting Act. While we are not a “consumer reporting agency” within the meaning of the Fair Credit Reporting Act, certain provisions of the Fair Credit Reporting Act apply to users of consumer reports and others, such as ourselves. In addition, we are required by our contracts with Equifax, Experian and TransUnion, to comply with certain requirements of the Fair Credit Reporting Act. Some states have adopted laws and regulations governing the use of consumer credit information. Many of those laws are similar in effect to the Fair Credit Reporting Act, although some state laws have different provisions.
The Fair Credit Reporting Act provides consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency, and require each major consumer credit reporting agency to provide the consumer a credit score along with his or her credit report for a reasonable fee as determined by the Federal Trade Commission. Laws in several states, including Colorado, Georgia, Illinois, Maine, Maryland, Massachusetts, New Jersey and Vermont, require consumer reporting agencies to provide each consumer one credit report per year (or two credit reports, in the case of Georgia) upon request without charge. We are not required to comply with these requirements because we are not a consumer reporting agency. These laws do apply to the three major credit reporting agencies from which we purchase data for our services. The rights of consumers to obtain free annual credit reports from consumer reporting agencies, and credit scores for a fee, could cause consumers to perceive that the value of our services is reduced or replaced by those free credit reports, which could have a material adverse effect on our business.

The major credit reporting agencies that are obligated to provide free credit reports are required to maintain a centralized source through which consumers may request their free credit reports. The Federal Trade Commission has promulgated rules which allow the credit reporting agencies to advertise their paid products on the centralized source. The Federal Trade Commission’s rules restrict the manner of such advertising, and also prohibit the credit reporting agencies from using for marketing purposes the consumer information gathered through the centralized source. Nevertheless, advertising by the credit reporting agencies through the centralized source may compete with the marketing of our services.
Privacy and Data Protection
Generally, the Gramm-Leach-Bliley Act governs information about consumers received or obtained by “financial institutions.” The Gramm-Leach-Bliley Act, together with implementing regulations adopted by the Federal Trade Commission and other federal agencies, require, among other things, that financial institutions issue privacy policies to consumer customers and comply with various restrictions on use and disclosure of “nonpublic personal information.” The Gramm-Leach-Bliley Act and implementing regulations also restrict the use, disclosure and safeguarding of nonpublic personal information by non-financial institutions that receive such information from financial institutions. Some of our business, including use of nonpublic personal information we receive in connection with our services, is subject to the Gramm-Leach-Bliley Act and implementing regulations.
In addition, some states have or may adopt laws applicable to the privacy of consumer information and data security for such information, including laws that require notification of consumers in the event of unauthorized access to private information. Numerous states have adopted and may continue to adopt laws concerning the protection and usage of personal information, such as Social Security Numbers, that may negatively impact our business and operations primarily by imposing usage limitations. Various states, as well as the federal government, may adopt such laws and other laws and regulations that may impede or increase the costs of the use of private consumer information in our business. Such restrictions also could impede the ability of third party data and analytics providers to provide us data for use in our new consumer services.
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
United Kingdom, European Economic Area and Other Countries
We also may market and provide our services in other parts of the world, including the United Kingdom, European Economic Area and other countries. The laws in other countries and jurisdictions, including privacy laws in the United Kingdom and European Economic Area, may impose restrictions that could impede or increase the costs of our efforts to market and provide our services in those countries and jurisdictions.

Laws and Regulation Affecting American Background
The business of American Background depends on information about individuals from private and public sources. These services are governed by the federal Fair Credit Reporting Act, various state consumer reporting laws, the federal Drivers’ Privacy Protection Act, and other federal and state privacy laws. Increased statutory and regulatory restrictions on access to or use of such information could impede, or increase the costs of, American Background’s business.
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
Employees
As of December 31, 2005, we had 602 full-time employees and 28 part-time employees, including our subsidiary American Background. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.
Item 1A. Risk Factors
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
The number of cancellations within the first 90 days as a percentage of new subscribers was 29.0% in 2003, 24.3% in 2004, and 29.3% in 2005. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, as a percentage of the number of subscribers at the beginning of the year plus the net of new subscribers and cancellations within the first 90 days, was 28.6% in 2003, 29.7% in 2004, and 25.6% in 2005.

If we fail to replace subscribers we lose in the ordinary course of business, our revenue may decline, causing a material adverse impact on the results of our operations. Because of the large number of subscribers we need to replace each year, there can be no assurance that we can successfully replace them.
We historically have depended upon a few clients to derive a significant portion of our revenue, and the loss of any of these clients could have a material adverse effect on our growth strategy and prospects.
Revenue from subscribers obtained through our largest clients in 2004 and 2005, as a percentage of our total revenue, was: American Express —22% and 22%, Capital One (directly and through our relationship with Equifax) —24% and 12%, Discover —17% and 16%; Citibank —11% and 12%, and MBNA — 6% and 11%, respectively. Our existing agreement with American Express expired on December 31, 2005, and we entered into a Services Transition Agreement with American Express. As a result of the Services Transition Agreement, after May 31, 2006, we will cease servicing approximately 95% of our subscribers obtained through American Express, which accounts for approximately 95% of the revenue generated through the American Express relationship. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services. Any failure to do so could have a material adverse affect on our revenue, results of operations and financial condition. There can be no assurance that one or more of these other key clients or other clients will not terminate their relationship with us. The termination or non-renewal of a key client relationship could have a material adverse effect on our future revenue from existing services of which such client’s customers are subscribers and on our ability to further market new or existing services through such client.
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
Our typical direct marketing arrangement contracts provide that after termination or expiration of the contract we may continue to provide our services to existing subscribers under the same economic arrangements that existed before termination or expiration. Under certain of our agreements, however, including some of our indirect marketing arrangement contracts, the clients may require us to cease providing services under existing subscriptions after time periods ranging from 90 days to three years after termination or expiration of the contract. Our shared marketing agreement with American Express expired on December 31, 2005, and we maintain the right under the Services Transition Agreement to continue to provide our current consumer services to substantially all of the existing Amex subscribers until May 31, 2006; thereafter, we will cease servicing approximately 95% of our subscribers obtained through the American Express relationship. Clients under certain contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us. If one or more of these clients were to terminate our agreements with them or such agreement were to expire, and require us to cease providing our services to subscribers, then we would lose significant sources of revenue.
We are substantially dependent upon our consumer identity theft protection and credit management services for a significant portion of our revenue, and market demand for these services could decrease.
Approximately 92% of our revenue in 2005 was derived from consumer identity theft protection and credit management services, with the balance coming from our subsidiary American Background Information Services. We expect to remain dependent on revenue from these services for the foreseeable future. Any significant downturn in the demand for these services would materially decrease our revenue.
If we lose our ability to purchase data from any of the three major credit reporting agencies, each of which is a competitor of ours, demand for our services could decrease.
We rely on the three major credit reporting agencies, Equifax, Experian and TransUnion, to provide us with essential data for our consumer identity theft protection and credit management services. We recently amended our agreements with Equifax to extend the term of each of the agreements until November 26, 2008, with automatic renewal for an additional 2 year renewal term unless either party gives notice of non-renewal 10 months or more prior to expiration of the original term. Our agreements with Experian and TransUnion may be terminated by them on 30 days and 60 days notice, respectively.

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
We and our clients solicit some of our subscribers through outbound telemarketing that we outsource to third-party contractors. In outbound telemarketing, the third-party contractors make the initial contact with potential subscribers. We attempt to control the level and quality of the services provided by these third parties through a combination of contractual provisions, monitoring, on-site visits and records audits. In arrangements where we bear the marketing cost, which represented 24% of new subscribers acquired in 2005, approximately 78% of new subscribers were obtained through outbound telemarketing by our vendors. In arrangements where the clients bear the marketing cost, which represented 76% of new subscribers acquired in 2005, approximately 16% of new subscribers were obtained through outbound telemarketing by outsourced vendors. Any quality problems could result in negative publicity and customer dissatisfaction, which could cause us to lose clients and subscribers and decrease our revenue.
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
We may not be able to develop and maintain relationships with third party data and analytics providers on which we will be substantially dependent for our fraud protection and small business services, and failures by those third parties could harm our business and prospects.
Our fraud protection and small business services are substantially dependent on third party data and analytics providers. Our failure to develop and maintain these third party relationships could harm our ability to provide those services. Failure of those third party providers to perform under our agreements with them, or to provide effective and competent services, could cause us to have liability to others or otherwise harm our business and prospects.

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

If we are found liable in the consumer class action litigation that has been brought against us or in any other litigation to which we may be subject in the future, we may be required to pay damages and/or change our business practices, any of which could have a material adverse effect on our revenue and profitability.
Because we operate in a highly regulated industry and must comply with various federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our businesses and our clients’ businesses. These legal actions might include lawsuits styled as class actions and alleging violations of various federal and state consumer and privacy protection laws. On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and the Pennsylvania Credit Services Act (“PA CSA”). Plaintiff contends that we and Capital One are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks an unspecified amount of damages, including all fees paid by the class members for the services, attorneys’ fees and costs. Defendants have filed a motion to dismiss plaintiff’s action. We deny any liability or wrongdoing, deny that a class action is appropriate, and will vigorously defend against all claims. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this or any future legal proceedings, an adverse judgment in this or one or more other legal proceedings may have a material adverse financial effect on us.
If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected.
We have not established reserves for any of the legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any that may be required to provide reserves for these matters in the future. We may determine in the future that a reserve or a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition and result in a significant reduction in the value of our shares of common stock.
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
Our business and activities, or the information we use in our business and activities, are subject to a variety of regulation by federal, state and local authorities in the U.S. and Canada, including the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act and similar laws in Canada. We incur significant costs to operate our business and monitor our compliance with these laws. In addition, if we expand our business to other parts of the world, we might become subject to the laws and regulations of those countries. Any of these laws and regulations are subject to revision, and we cannot predict the impact of legislative or regulatory changes on our business. Any changes to the existing applicable laws and regulations or any determination that other laws and regulations are applicable to us could increase our costs or impede our ability to provide our services to our customers, which might have a material adverse effect on our business and results of operations.
Laws requiring the free issuance of credit reports by credit reporting agencies could impede our ability to obtain new subscribers or maintain existing subscribers and could have a material adverse effect on our revenue.
The Fair Credit Reporting Act provides consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency, and requires each major consumer credit reporting agency to provide the consumer a credit score along with his or her credit report for a reasonable fee as determined by the Federal Trade Commission. Laws in several states, including Colorado, Georgia, Illinois, Maine, Maryland, Massachusetts, New Jersey and Vermont, require consumer reporting agencies to provide each consumer one credit report per year (or two credit reports, in the case of Georgia) upon request without charge. We are not required to comply with these requirements because we are not a consumer reporting agency. These laws do apply to the three major credit reporting agencies from which we purchase data for our services. The rights of consumers to obtain free annual credit reports from consumer reporting agencies, and credit scores for a fee, could cause consumers to perceive that the value of our services is reduced or replaced by those free credit reports, which could have a material adverse effect on our business.
The major credit reporting agencies that are obligated to provide free credit reports are required to maintain a centralized source through which consumers may request their free credit reports. The Federal Trade Commission has promulgated rules which allow the credit reporting agencies to advertise their paid products on the centralized source. The Federal Trade Commission’s rules restrict the manner of such advertising, and also prohibit the credit reporting agencies from using for marketing purposes the consumer information gathered through the centralized source. Nevertheless, advertising by the credit reporting agencies through the centralized source may compete with the marketing of our services.
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
The success of our business depends in part on the intellectual property involved in our processes, systems, methodologies, materials and software. We rely on a combination of trade secret, patent, copyright, trademark and other laws, license agreements and nondisclosure, noncompetition and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our intellectual property. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Our business could be harmed if we are not able to protect our intellectual property. The same would be true if a court found that our services infringe another party’s intellectual property rights. Any intellectual property lawsuits, in which we are involved, either as a plaintiff or as a defendant, could cost us a significant amount of time and money and detract management’s attention from operating our business. In addition, if we do not prevail on any intellectual property claims, this could result in a change to our processes, systems, methodologies, materials and software and could reduce our profitability.
Risks Related to the Common Stock
Our stock price fluctuates and may continue to fluctuate.
In the past our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results and other factors which are beyond our control, and our stock price may continue to fluctuate significantly in the future. The stock market in general has recently experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of listed companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our shares. In addition, in certain periods where our historical operating results have been below the expectations of analysts and investors, the price of our common stock has decreased following earnings announcements. It is possible that in some future periods this might happen again and the price of our stock may decrease and fluctuate significantly in a short period of time.
A large number of shares of our common stock may be sold in the market, which could cause the market price of our common stock to decline.
Our sale, or the sale or resale by our stockholders, of shares of our common stock, or the perception that such sales may occur, could cause the market price of the common stock to decline. We have 16,706,512 shares of common stock outstanding as of February 27, 2006. Of these shares, approximately 8,000,000 shares are freely transferable without restriction except for any shares held by our “affiliates” as defined in Rule 144 of the Securities Act. The remaining shares of common stock are “restricted securities” and eligible for public sale when registered or when they qualify for an exemption from registration under the Securities Act. The holders of substantially all of these “restricted securities” have the right under specified circumstances to require us to register their shares for resale to the public or to participate in a registration of shares by us.

Insiders have substantial control over us and could delay or prevent a change in corporate control, which may harm the market price of our common stock.
Our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 53% of our outstanding common stock. These stockholders may have interests that conflict with other stockholders and, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our headquarters and other facilities in Chantilly, Virginia. The combined facilities are approximately 69,197 square feet and our leases expire in 2007 and 2009. In addition, we lease a customer service facility in Rio Rancho, New Mexico, which is approximately 28,000 square feet, and we lease an information processing facility in Manassas, Virginia, which is approximately 8,185 square feet. The lease on our Rio Rancho, New Mexico facility is due to expire in 2013, and the lease on our Manassas, Virginia facility is due to expire in 2008. We also lease our headquarters for ABI in Winchester, Virginia which is approximately 21,000 square feet. The lease on our Winchester, Virginia facility is due to expire in 2010. We believe that our facilities will support our future business requirements or that we will be able to lease additional space, if needed, on reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the CROA and the PA CSA. Plaintiff contends that we and Capital One are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs. Defendants have filed a motion to dismiss plaintiff’s action. We deny any liability or wrongdoing, deny that a class action is appropriate, and will vigorously defend against all claims.
Except as described above, the Company is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the Company’s financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Position
Michael R. Stanfield	55	Chairman, Chief Executive Officer and Director
Kenneth D. Schwarz	53	President, Consumer and Small Business Solutions
Charles P. Garner	57	Executive Vice President—Strategic Initiatives, and Chief Marketing Officer
John M. Casey	57	Executive Vice President and Chief Financial Officer
Neal B. Dittersdorf	46	Chief Legal Officer
George (Chip) K. Tsantes	46	Executive Vice President and Chief Technology Officer
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
Kenneth D. Schwarz has served as our President, Consumer and Small Business Solutions since January 2005. He served as our Chief Financial Officer from May 1999 until February 2005. From November 2002 to October 2003, Mr. Schwarz served as our Chief Operating Officer. Prior to joining Intersections, from August 1996 to May 1999, Mr. Schwarz served as Senior Vice President, Finance of WinStar Communications. Mr. Schwarz previously held positions with Cable & Wireless, Unitel Communications and MCI Communications, and is a CPA who worked with Touche Ross from 1976 to 1981. He holds a B.S. and an M.B.A. from Indiana University.
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
John M. Casey has served as Executive Vice President and Chief Financial Officer since January 2006. Previously, Mr. Casey had been the Chief Financial Officer of Neurorecovery, Inc. until December 2005, after serving as a financial consultant from February 2002 through March 2005, and as Executive Vice President and Chief Financial Officer of NAC International, Inc. from August 2000 through January 2002. Mr. Casey graduated from the University of Michigan with both an MBA in Corporate Finance and a Bachelor of Science degree in Industrial Engineering. He also earned a Master of Science degree in Taxation from DePaul University. Mr. Casey was employed on the audit and consulting staffs of Deloitte and Touche and he is a CPA.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Common Stock. Intersections Inc.’s common stock began trading on the Nasdaq National Market on April 30, 2004 under the symbol “INTX”. Before that date, no public market for its common stock existed. As of February 15, 2006, Intersections Inc.’s common stock was held by approximately 16 stockholders of record and an estimated 1,571 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share of our common stock as reported on the Nasdaq Composite Tape.

	Sales Price
	per Share
	High	Low
2004 Quarter ended:
June 30, 2004	$27.45	$20.51
September 30, 2004	$24.11	$11.45
December 31, 2004	$19.74	$11.60

	Sales Price
	per Share
	High	Low
2005 Quarter ended:
March 31, 2005	$17.08	$12.31
June 30, 2005	$14.90	$8.28
September 30, 2005	$13.51	$9.85
December 31, 2005	$13.92	$8.26
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
(b)Use of Proceeds. On May 5, 2004, we closed the sale of 7,187,500 shares of our common stock, at a price of $17.00 per share in a firm commitment underwritten initial public offering, of which 3,000,000 of the shares were sold by us and the remaining 4,187,500 shares were sold by selling stockholders. The offering was effected pursuant to a Registration Statement of Form S-1 (File No. 333-111194), which the Securities and Exchange Commission declared effective on April 29, 2004.
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
4. approximately $8.6 million was paid to repurchase approximately 965 thousand shares under our stock repurchase program;
5. approximately $6.0 million was paid associated with prepaid royalty payments in connection with certain exclusive rights under two new agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development; and
6. the balance has been retained by us for general corporate purposes and is invested in short-term, interest-bearing, U.S. Treasury securities and money market accounts.

     (c) On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.
     The following table presents on a monthly basis, the total number of shares purchased during the year ended December 31, 2005, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares available for purchase as of December 31, 2005. Expect as disclosed in the table, we did not repurchase any stock in any other month in 2005.

				Approximate Dollar Value
			Total Number of Shares	of Shares that May Yet Be
	Total Number of	Average Price Paid	Purchased as Part of Publicly	Purchased Under the
Fiscal Period	Shares Purchased	per Share	Announced Plans Programs	Plans or Programs
April 1, 2005 through April 30, 2005	500,000	$8.97	500,000	$15,535,000

May 1, 2005 through May 31, 2005	239,822	$8.69	239,822	$13,460,915

December 1, 2005 through December 31,2005	225,000	$9.03	225,000	$11,435,915

Total Fiscal 2005	964,822	$8.91	964,822	$11,435,915

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
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
The selected consolidated statement of operations data for the years ended December 31, 2003, 2004 and 2005 and the selected consolidated balance sheet data as of December 31, 2004 and 2005 set forth below are derived from our audited financial statements, which are included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 set forth below are derived from our audited financial statements which are not included in this report.

	Year Ended December 31,
	2001	2002	2003		2004		2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$56,505	$98,005	$147,306		$152,916		$165,171
Operating expenses:
Marketing	21,676	26,198	20,325		19,328		19,646
Commission	14,982	27,083	55,206		46,719		26,687
Cost of revenue	18,445	23,568	35,669		40,093		57,351
General and administrative (1)	14,541	13,002	18,312		23,330		34,518
Depreciation and amortization	1,894	1,912	2,233		3,991		6,457
Impairment of software development costs	—	—	—		—		1,515	(2)

Total operating expenses	71,538	91,763	131,745		133,461		146,174
Operating income (loss)	(15,033)	6,242	15,561		19,455		18,997
Interest income (expense)	(1,204)	(1,068)	(1,008)		56		1,183
Other income (expense)	(17)	90	12		31		37
Gain from extinguishment of debt	205	—	—		—		—

Income (loss) before income taxes and minority interest	(16,049)	5,264	14,565		19,542		20,217
Income tax benefit (expense)	692	—	4,811	(3)	(8,597	)(4)	(7,747)
Minority interest in net loss of subsidiary	218	83	35		—		—

Net income (loss)	$(15,139)	$5,347	$19,411		$10,945		12,470

Net income (loss) per share:
Basic	$(3.08)	$1.09	$3.92		$0.85		$0.73

Diluted	$(3.08)	$0.43	$1.36		$0.64		$0.70

Weighted average shares outstanding:
Basic	4,921	4,921	4,954		12,929		17,002

Diluted	4,921	14,666	14,965		17,517		17,815

Balance Sheet Data:
Cash and cash equivalents	$14,308	$9,459	$14,411		$12,027		$17,555
Deferred subscription solicitation costs	13,002	11,684	9,768		9,185		8,818
Working capital (deficit)	(1,533)	3,603	10,344		55,984		52,493
Total assets	32,201	28,006	49,900		109,111		123,187
Long-term obligations	865	698	972		1,764		2,797
Total stockholders’ equity (deficit)	$(19,321)	$(13,975)	$5,485		$87,127		$92,944

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Statement of Cash Flow Data:
Cash flows from:
Operating activities	$(7,518)	$(1,353)	$11,193	$21,808	$17,597
Investing activities	(355)	(1,097)	(5,297)	(68,320)	(3,225)
Financing activities	20,627	(2,400)	(944)	44,128	(8,844)

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Other Data:
Subscribers at beginning of period	731,505	894,064	1,562,537	2,274,605	2,885,223
New subscribers — indirect	33,853	764,079	1,491,282	1,609,469	2,180,964
New subscribers — direct (5)	936,473	1,100,953	793,365	805,217	700,297
Cancelled subscribers within first 90 days of subscription	382,835	630,335	662,058	586,680	845,522
Cancelled subscribers after first 90 days of subscription	424,932	566,224	910,521	1,217,388	1,260,987
Subscribers at end of period	894,064	1,562,537	2,274,605	2,885,223	3,659,975

Total revenue	$56,505	$98,005	$147,306	$152,916	$165,171
Revenue from transactional sales	(96)	(6,897)	(18,450)	(3,093)	(16,263)
Revenue from lost/stolen credit card registry	(234)	(147)	(93)	(85)	(77)

Subscription revenue	$56,175	$90,961	$128,763	$149,738	$148,831

Marketing and commissions	$36,658	$53,281	$75,531	$66,047	46,333
Commissions paid on transactional sales	—	(4,185)	(10,475)	(759)	(105)
Commissions paid on lost/stolen credit card registry	(25)	(14)	(12)	(9)	(36)

Marketing and commissions associated with subscription revenue	$36,633	$49,082	$65,044	$65,279	$46,192

(1)	General and administrative costs in 2001 include a $2.8 million fee we incurred to effectively terminate a contract for credit data processing.

(2)	During the quarter ended March 31, 2005, we re-assessed the development effort related to our small business product. As a result, we recognized an impairment loss of approximately $1.4 million related to software development costs. In addition, we agreed with a client to change certain processes that required new software resulting in an additional impairment loss of approximately $150 thousand.

(3)	For periods prior to 2003, we did not record a tax benefit from net operating losses but instead recorded an off-setting valuation allowance. The valuation allowance was required because it was more likely than not that some or all of the net deferred tax assets would not be realized. Based on positive and anticipated projected income it was determined during the third quarter of 2003 that the valuation allowance was no longer necessary and we recognized a $6.5 million tax benefit.

(4)	Income tax expense in 2004 reflects a write-off based on the reduction of approximately $912,000 in deferred tax assets related to the conversion, at the time of the Company’s initial public offering, of a senior secured convertible note obligation. The write-off was made in connection with FASB Statement No. 109, Accounting for Income Taxes, which requires an analysis of deferred tax items at year-end, and in accordance with Emerging Issues Task Force 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders Under FASB Statement No. 109. As a result of the reduction, the company’s federal tax rate for 2004 was approximately 44%, as opposed to 39.3% without the reduction.

(5)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.
Overview
We commenced operations in 1996 and initially focused our efforts on building our infrastructure, including the establishment of management systems and procedures, customer service and relationships with vendors to provide data processing and information delivery services. Initial subscriber acquisition efforts were focused on unendorsed marketing, which entailed soliciting new subscribers without the benefit of a client marketing relationship. In March 1997, we entered into a client marketing agreement with American Express and began to focus our marketing strategy on endorsed partnerships with the major financial institutions and financial services companies. We have grown from approximately 57,000 subscribers as of December 31, 1997 to approximately 3.66 million subscribers as of December 31, 2005.
Initially, we acquired subscribers principally through direct marketing arrangements (primarily through telemarketing and direct mail) where we incurred the marketing cost or, in some cases, shared marketing arrangements in which we shared the marketing cost with the client. Although this channel was effective in growing our subscriber base, it required a significant up-front cash investment for each new subscriber. Beginning in late 1999, we expanded our subscriber acquisition channels to include indirect marketing arrangements, in which our clients bear the marketing costs. Since 2001, we have experienced a significant increase in subscribers acquired through indirect marketing relationships. Subscribers from indirect marketing arrangements have grown to represent approximately 67.5% of total subscribers as of December 31, 2005 compared to 60.1% as of December 31, 2004 and 52.4% as of December 31, 2003.
We also market our services directly to consumers and small business owners. We expect to significantly expand these marketing efforts in 2006.
In addition, we have recently launched our new fraud protection services for consumers, which include a variety of tools to detect identity theft and fraud. We also have launched a new version of our small business services, which provides small business owners combined business and personal credit information.
As shown in the following table, the number of subscribers from our indirect, direct and shared marketing arrangements, have increased over the past three fiscal years.

	As of December 31,
	2003	2004	2005
Indirect marketing arrangements	1,192,648	1,734,963	2,470,883
Direct and shared marketing arrangements	1,081,957	1,150,260	1,189,092

Total subscribers	2,274,605	2,885,223	3,659,975

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

The number of cancellations within the first 90 days as a percentage of new subscribers was 29.0% in 2003, 24.3% in 2004 and 29.3% in 2005. The number of cancellations within the first 90 days of subscription, as a percentage of new subscribers was higher during the year ended December 31, 2005 compared to the same period last year. We believe this to be the result of a higher number of additions during the quarter ended December 31, 2004. As previously disclosed, the high number of additions during the quarter ended December 31, 2004 included 105 thousand customer enrollments from prior quarters which were not received by us until October 2004 as the result of a processing delay at one of our clients. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 28.6% in 2003, 29.7% in 2004 and 25.6% in 2005. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions, was 40.9% in 2003, 38.5% in 2004 and 36.5% in 2005. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, increased from 59.1% in 2003 to 61.5% in 2004 and 63.5% in 2005. We believe that the increased retention rates in 2004 and 2005 compared to 2003 is due to the increase in indirect marketing arrangements and their primary marketing via inbound marketing channels, improved retention strategies, enhancement of our customer service centers, improvements in our service features and increased consumer awareness of the usefulness of the services we provide.
We became profitable during the second quarter of 2002. Our profitability is due to several factors, including an increasing base of subscribers from existing clients, an increase in subscribers obtained through indirect marketing arrangements, improved economies of scale, and to a lesser extent, an increase in one-time transactional sales. In addition, we expect to remain profitable in the future as our base of subscribers continues to grow, revenue generated from indirect marketing arrangements increases, revenue increases from services marketed directly to consumers and our acquisition of ABI, and revenue from new clients.
Since 2000, we have focused on monthly-billed services and de-emphasized annual subscriptions due to increased market acceptance by the consumer and client, and generally higher annualized prices and overall profitability. Annual subscribers represent less than 3.0% of our subscriber base. By focusing on monthly-billed services, we experienced an increase in acquisitions, a higher retention rate and a reduction of the percentage of credit card transactions that are declined.
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

Revenue from subscribers obtained through our largest clients in 2004 and 2005 as a percentage of total revenue, and the principal contract arrangements with those clients, were as follows:
Percentage of Revenue for the
Years Ended December 31,

Client	Relationship	2004	2005	Expiration or Termination
American Express	Shared Marketing	22%	22%	Terminated on December 31, 2005. On December 21, 2005 we signed a Services Transition Agreement with American Express. Pursuant to the Services Transition Agreement, Intersections will continue to provide its current consumer services through May 31, 2006, to subscribers who pay for the service through their Amex credit cards.

Discover	Direct Marketing	10%	7%	Renews for one year renewal terms on May 1 of each year unless terminated upon notice 60 days prior to renewal.

Discover	Indirect Marketing	7%	9%	May be terminated by either party upon 6 months’ prior notice.

Capital One (direct and through Equifax agreement)	Indirect Marketing	24%	12%	Marketing under Capital One-Equifax agreement, through agreement between Equifax and Intersections, terminated effective December 31, 2004. The services continue to be provided by us for subscribers enrolled prior to January 1, 2005. The new Capital One-Intersections agreement, effective September 1, 2004, may be terminated by either party upon 120 days’ prior notice.

Citibank	Direct Marketing	10%	6%	May be terminated by either party upon 90 days’ prior notice.

Citibank	Indirect Marketing	1%	6%	May be terminated by either party upon 90 days’ prior notice.

MBNA	Shared	6%	11%	May be terminated by either party upon 90 days’ prior notice.
On November 12, 2004, we completed the acquisition of American Background Information Services, Inc. (ABI) pursuant to a stock purchase agreement. We acquired all of the outstanding stock of ABI for $18.5 million in cash. In addition, we paid approximately $1.4 million to retire the outstanding bank debt of ABI. We have agreed with the selling shareholders that $1.9 million of the purchase price will be held in escrow until May 2006 as security for any claims we may have under the stock purchase agreement. ABI is in the business of providing a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses.
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

Revenue Recognition
We receive revenue from recurring revenue from existing subscriptions, the sale of new subscriptions and one-time transaction sales. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis directly by our client or through our credit card processor. The monthly prices to subscribers of various configurations of our services range from $4.99 to $12.99 per month. A percentage of our revenue is received by some of our clients as a commission.
The point in time at which we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For prepaid annual subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize a pro rata portion of revenue earned upon expiration of the full refund period. An allowance for refunds is established based on our actual cancellation experience. We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In addition, we generate revenue from the sale of one-time credit reports and background screens, which is recognized when the report is completed.
The amount of revenue recorded by us is determined in accordance with FASB’s Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by the company (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction. We have latitude in establishing price and we bear the risk of physical loss of inventory and credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.
Deferred Subscription Solicitation Costs
Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. Telemarketing, web-based marketing and direct mail expenses are direct response advertising costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
We amortize deferred subscription solicitation costs on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months.

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
Software Development Costs
We develop software for internal use and capitalize software development costs incurred during the application development stage in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF 00-2, “Accounting for Web Site Development Costs”. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated useful life, which is generally three to five years.
In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand.
Goodwill and Other Intangibles
We review the carrying value of our goodwill and other intangible assets and assess the remaining estimated useful lives of our intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We review the carrying value of our goodwill and intangible assets for impairment by comparing such amounts to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. We perform the impairment test as of October 31st of each year. When determining fair value, we utilize various assumptions. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, we would then be required to record a corresponding charge which would negatively impact earnings. The goodwill and intangible balances at December 31, 2005 pertain to the acquisition of ABI on November 12, 2004.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing model. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
In April 2005, the SEC amended the compliance dates for SFAS No. 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R beginning January 1, 2006 and elect the modified-prospective method of transition. This method of transition requires us to recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. We do not expect the adoption of SFAS 123R to have a material impact on our financial position or results of operations, however had we adopted SFAS 123R in prior periods, the impact would have approximated the impact described in Note 2 to the Consolidated Financial Statements.

On December 19, 2005, Intersections Inc. announced that its Board of Directors has approved the acceleration of the vesting of certain unvested stock options previously awarded under the company’s 2004 Stock Option Plan. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged.
As a result of this action, options to purchase up to approximately 799 thousand shares of common stock, which would otherwise have vested over the next 3 years, became exercisable effective December 31, 2005. All of these options have exercise prices ranging from $13.00 to $17.82 per share. Based upon the closing stock price for the company’s common stock of $8.64 per share on December 16, 2005, all of these options were “under water” or “out-of-the-money” at the time of acceleration. Of the accelerated options, approximately 532 thousand options are held by executive officers and approximately 23 thousand options are held by non-employee directors. Outstanding options to purchase approximately 203 thousand shares of Intersections’ common stock, with per share exercise prices ranging from $8.11 to $10.85, were not accelerated and remain subject to time-share vesting. As a result of the acceleration, Intersections expects to eliminate anticipated stock option expense of approximately $1.6 million in each of 2006 and 2007 and approximately $650 thousand in 2008 on a pre-tax basis, based upon the company’s value calculations using the Black-Scholes methodology.
In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB No. 20.
Recent Developments
American Express
Our relationship with American Express Travel Related Services, or American Express (Amex), was a shared marketing arrangement under an agreement that expired on December 31, 2005. On December 21, 2005 we signed a Services Transition Agreement with American Express. Pursuant to the Services Transition Agreement, Intersections will provide its current consumer services through May 31, 2006 to subscribers who pay for the service through their Amex credit cards. We are compensated for those services through April 30, 2006 based on the commission structure in effect under the Consumer Credit Information Services Agreement, and from May 1, 2006 to May 31, 2006 based on a service fee per subscriber. We will not service those subscribers after May 31, 2006. The Services Transition Agreement also provides that we maintain the perpetual and unrestricted right to provide our services to all subscribers who are currently paying for the consumer services through payment vehicles other than Amex credit cards, and to all subscribers who are receiving our combined personal and business credit information services regardless of how those subscribers are billed. We will not pay any commission on those subscribers after January 1, 2006. Intersections will have the right to offer Intersections’ other products and services to those subscribers, and the Services Transition Agreement prohibits either party from knowingly soliciting subscribers retained by the other party under the agreement. As a result of the Services Transition Agreement, after May 31, 2006, we will cease servicing approximately 95% of our subscribers obtained through American Express, which accounts for approximately 95% of the revenue generated through the American Express relationship. As of December 31, 2005, the total subscribers obtained through the Amex relationship represented fewer than ten percent of Intersections’ total subscribers. Amex also reimbursed Intersections in the amount of one million dollars ($1,000,000) for certain marketing expenses incurred in 2005 and transition services expenses to be incurred through May 2006, and has agreed to introduce us as a service provider to other units of Amex. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services. Any failure to do so could have a material adverse impact on our revenue, results of operations and financial condition.

Equifax Agreement
Intersections Inc. has entered into amendments effective January 24, 2006, of the following agreements with Equifax Consumer Services, Inc.: (i) the Agreement – Consumer Disclosure Service, among Intersections Inc., Equifax Consumer Services Inc., Creditcomm Services LLC and Digital Matrix Systems, Inc., dated April 7, 1997 (as amended to date); (ii) the Agreement for Credit Monitoring Batch Processing Services, among Intersections Inc., Equifax Consumer Services, Inc., and Creditcomm Services LLC, dated November 27, 2001 (as amended to date); (iii) the Master Agreement for Marketing, Operational and Cooperative Services, among Intersections Inc., Equifax Consumer Services, Inc., and Creditcomm Services LLC, dated November 27, 2001 (as amended to date). The amendments: (1) extend the term of each of the agreements until November 26, 2008, and provide for an additional two year renewal term unless either party gives notice of nonrenewal 10 months or more prior to expiration; (2) modify certain pricing for the purchase of credit data by Intersections from Equifax; (3) modify certain exclusive purchase obligations of Intersections under the agreements; and (4) modify the termination rights of the parties under the agreements in the event of the acquisition of Intersections by certain entities.
Results of Operations
The following table sets forth, for the periods indicated, certain items on our statement of operations as a percentage of revenue:

	Year Ended December 31,
	2003	2004	2005
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	13.8	12.6	11.9
Commission	37.5	30.6	16.2
Cost of revenue	24.2	26.2	34.7
General and administrative	12.4	15.3	20.9
Depreciation and amortization	1.5	2.6	3.9
Impairment of software development	—	—	0.9

Total operating expenses	89.4	87.3	88.5

Operating income	10.6	12.7	11.5
Interest income, net	(0.7)	0.1	0.7
Other income, net	—	—	—

Income before taxes and minority interest	9.9	12.8	12.2
Income tax benefit (expense)	3.3	(5.6)	(4.7)
Minority interest in net loss of subsidiary	—	—	—

Net income	13.2%	7.2%	7.5%

We operate in two primary business segments: Identity Theft and Credit Management Services and Personnel Screening. These segments are organized based on the differences in the products and services.
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
The following table sets forth segment information for the years ended December 31, 2004 and 2005. Prior to acquisition of ABI on November 12, 2004, the Company provided only services related to the Identity Theft and Credit Management Services segment.

Years Ended December 31, 2004 and 2005

	Identity Theft
	And Credit
	Management	Personnel
	Services	Screening (1)	Consolidated
Year Ended December 31, 2004
Revenue	$151,646	$1,270	$152,916
Operating expenses:
Marketing	19,328	—	19,328
Commission	46,719	—	46,719
Cost of revenue	39,469	624	40,093
General and administrative	22,721	609	23,330
Depreciation and amortization	3,898	93	3,991

Total operating expenses	132,135	1,326	133,461

Operating income	19,511	(56)	19,455

Investment income (expense)	57	(1)	56
Other income (expense)	31	—	31

Income before taxes	$19,599	$(57)	$19,542

Year Ended December 31, 2005
Revenue	$151,326	$13,845	$165,171
Operating expenses:
Marketing	19,646	—	19,646
Commission	26,687	—	26,687
Cost of revenue	50,814	6,537	57,351
General and administrative	28,838	5,680	34,518
Impairment of software development costs	1,515	—	1,515
Depreciation and amortization	5,798	659	6,457

Total operating expenses	133,298	12,876	146,174

Operating income	18,028	969	18,997

Interest income (expense)	1,191	(8)	1,183
Other income (expense)	33	4	37

Income before taxes	$19,252	$965	$20,217

(1)	As a result of the acquisition of ABI on November 12, 2004, we operate as two operating segments; prior to the acquisition, we operated as a single segment.
Revenue. Total revenue increased by 8.0% to $165.2 million in 2005 from $152.9 million in 2004.
This increase in revenue is primarily attributed to an increase in subscribers and a full year of ABI revenues which was acquired in November 2004. Our subscription base increased to 3.66 million subscribers as of December 31, 2005 from 2.89 million subscribers as of December 31, 2004, an increase of 26.8%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements. This increase is partially offset by a reduction in revenue as the result of our new marketing and services agreement with Capital One that became effective on September 1, 2004, of which a portion of the terms became effective January 1, 2005. Prior to the new agreement, revenue was recognized on a gross basis in the amount billed to the subscriber because we served as the primary obligor in the transaction, had latitude in establishing price and bore the physical loss of inventory and credit risk for the amount billed to the subscriber. Under the new agreement, the client serves as the primary obligor, has latitude in establishing price and bears the credit risk for the amount billed to the subscriber. As a result, pursuant to the new agreement, we record revenue based on the amount billed to the client not the amount billed to the subscriber. The appropriate revenue recognition for the revised terms to the existing agreement and this new marketing and services agreement has impacted our expenses as a percentage of revenue. Marketing and commission expenses have decreased as a percentage of revenue while cost of revenue, general and administrative expenses and depreciation and amortization expense have increased as a percentage of revenue.
As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

	December 31,
	2004	2005
Percentage of subscribers from indirect marketing arrangements to total subscribers as of December 31,	60.1%	67.5%
Percentage of revenue from indirect marketing arrangements to total subscription revenue for the year ended	35.9%	33.8%

Our relationship with American Express (Amex), was a shared marketing arrangement under an agreement that expired on December 31, 2005 and on December 21, 2005 we entered into a Services Transition Agreement with American Express. As a result of the Services Transition Agreement, after May 31, 2006, we will cease servicing approximately 95% of our subscribers obtained through American Express, which accounts for approximately 95% of the revenue generated through American Express relationship. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services.
Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased $0.3 million from $19.3 in 2004 to $19.6 in 2005. As a percentage of revenue, marketing expenses decreased to 11.9% in 2005 from 12.6% in 2004.
The Services Transition Agreement with American Express signed December 21, 2005 provided for a payment of $1.0 million for certain expenses related to marketing costs incurred through May 2006 and transition costs. We have $675 thousand of deferred marketing expenses as of December 31, 2005 which will be offset by this $1.0 million payment between January 1, 2006 and May 31, 2006. The remaining amount will offset identifiable transition costs as they are incurred and the remaining balance will be recorded to other income in May 2006.
Commission Expenses. Commission expenses consist of commissions paid to clients. Commission expense decreased by $20.0 million to $26.7 million in 2005 from $46.7 million in 2004, primarily the result of the revised terms in the amendment to the marketing and service agreement with Capital One described in the revenue section above. As a percentage of revenue, commission expenses decreased to 16.2% in 2005 from 30.6% in 2004.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background investigations and billing costs for subscribers and one-time transactional sales. Cost of revenue increased $17.3 million, or 43.0%, to $57.4 million in 2005 from $40.1 million in 2004. Approximately $11.3 million, or 65.9%, of the increase is due to new member costs, fulfillment cost and ongoing services. The increase in these costs is associated with the growth in our subscriber base. Approximately $5.9 million or 34.3% of the increase is due to ABI’s operations for a full year.
As a percentage of revenue, cost of revenue increased to 34.7% in 2005 from 26.2% in 2004. The increase is primarily the result of ABI’s higher percentage of cost of revenue and the revised terms in the new marketing and services agreement described above and an increase in subscribers from arrangements where the client bears the marketing cost.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance and program and account management functions. General and administrative expenses increased 48.0% to $34.5 million in 2005 from $23.3 million in 2004. Approximately $5.1 million or 45.3% of the increase is related to recognizing a full year of general and administration expenses associated with ABI. Also contributing to the increase were increases in payroll and outside services costs as well as various overhead expenses as a result of our growth in subscribers and increased costs associated with being a public company.
In February, 2006, based upon the completion of our due diligence, we terminated a letter of intent to acquire a company. In connection with our terminating the letter of intent, we agreed to pay a $200 thousand termination fee, which we will charge against operations in the first quarter of 2006 as part of general and administrative expenses.
As a percentage of revenue, general and administrative expenses increased to 20.9% in 2005 from 15.3% in 2004. The increase is primarily the result of the revised terms in the new marketing and services agreement described above, a full year of American Background’s general and administrative expenses and our continued growth, including increased headcount. Additionally, 2005 was our first full fiscal year of being a public company and includes increased costs for directors’ and officers’ insurance, investor relations programs and increased consulting and professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.
Through December 31, 2005, we have incurred approximately $885 thousand in expense related to meeting compliance requirements of the Sarbanes-Oxley Act of 2002, including section 404.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and the amortization of our capitalized software and intangible assets. Depreciation and amortization increased 61.8% to $6.5 million in 2005 from $4.0 million in 2004 primarily as a result of approximately $10.5 million in 2005 and $9.7 million in 2004 of capital expenditures, respectively, as we continue to expand our infrastructure to meet our growth. As a percentage of revenue, depreciation and amortization expenses increased to 3.9% in 2005 from 2.6% in 2004.
Impairment of Software Development Costs. During the three months ended March 31, 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand.
Interest Income and Expense. Interest income and expense consists of interest earned on cash equivalents and investments offset by accrued interest expense on equipment leases. Net interest income increased $1.1 million to $1.2 million in 2005 from net interest income of $56 thousand in 2004. The increase is attributable to both an increase in interest income as a result of investment of the cash proceeds from the public offering and interest rates steadily increasing over the year, as well as a reduction of $0.3 million of interest expense.
Provision for Income Taxes. Our effective tax rate in 2005 was 38.3% as compared to 44.0% in 2004. Our 2004 44.0% tax rate was higher due to a $912 thousand increase in tax expense related to a write off of deferred tax assets which related to accrued interest on our convertible notes payable which was converted to common stock.
  Years Ended December 31, 2003 and 2004

	Identity Theft
	and
	Credit
	Management	Personnel
	Services	Screening(1)	Consolidated
Year Ended December 31, 2003
Revenue	$147,306	—	$147,306
Operating expenses:		—
Marketing	20,325	—	20,325
Commissions	55,206	—	55,206
Cost of revenue	35,669	—	35,669
General and administrative	18,312	—	18,312
Impairment of software development costs	—	—	—
Depreciation and amortization	2,233	—	2,233

Total operating expenses	131,745	—	131,745

Operating income	15,561	—	15,561

Interest income (expense)	(1,008)	—	(1,008)
Other income (expense)	12	—	12

Income before taxes	$14,565	—	$14,565

Year Ended December 31, 2004
Revenue	$151,646	$1,270	$152,916
Operating expenses:
Marketing	19,328	—	19,328
Commission	46,719	—	46,719
Cost of revenue	39,469	624	40,093
General and administrative	22,721	609	23,330
Depreciation and amortization	3,898	93	3,991

Total operating expenses	132,135	1,326	133,461

Operating income	19,511	(56)	19,455
Investment income (expense)	57	(1)	56
Other income (expense)	31	—	31

Income before taxes	$19,599	$(57)	$19,542

(1) As a result of the acquisition of ABI on November 12, 2004, we operate as two operating segments; prior to the acquisition, we operated as a single segment.

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
Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing and direct mail expenses such as printing and postage. Marketing expenses decreased $1.0 million, or 4.9%, to $19.3 million in 2004 from $20.3 million in 2003. The decrease is due to the net effect of two of our clients shifting from a direct marketing arrangement to an indirect marketing arrangement and an increase in marketing associated with two clients under direct arrangements. As a percentage of revenue, marketing expenses decreased to 12.6% in 2004 from 13.8% in 2003.
Commission Expenses. Commission expenses consist of commissions paid to clients. Commission expense decreased $8.5 million, or 15.4%, to $46.7 million in 2004 from $55.2 million in 2003. The decrease is primarily the result of the termination of the one-time report service with Equifax in 2003 and revised terms in the services agreement described above. As a percentage of revenue, commission expenses decreased to 30.6% in 2004 from 37.5% in 2003. The decrease is primarily the result of an increase in revenue and the revised terms in the new marketing and services agreement described above.
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

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance and program and account management functions. General and administrative expenses increased 27.4% to $23.3 million in 2004 from $18.3 million in 2003. Approximately $1.7 million, or 34.5%, of the increase is attributable to personnel expenses as a result of increased headcount in 2004. Approximately $740 thousand, or 14.8%, of the increase is related to facilities expense associated with the expansion of our offices. Consulting expense accounted for approximately $650 thousand, or 13.0%, of the increase. The remaining $1.9 million, or 37.7%, is related to increases in various overhead expenses as a result of our growth and acquisition of ABI. As a percentage of revenue, general and administrative expenses increased to 15.3% in 2004 from 12.4% in 2003. The increase is primarily the result of the revised terms in the amendment to the marketing and services agreement described above as well as increased costs associated with being a public company including directors’ and officers’ insurance, investor relations programs and increased professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.
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
Interest Income and Expense. Interest income and expense consists of interest earned on cash equivalents and investments offset by accrued interest on the $20.0 million senior secured convertible note and interest expense on equipment leases. Net interest income increased $1.1 million, or 108.8%, to $56 thousand in 2004 from interest expense of $1 million in 2003. The increase is attributable to both an increase in interest income as a result of investment of the cash proceeds from the public offering and the extinguishment of the senior secure convertible note upon closing of the public offering.
Provision for Income Taxes. Our effective tax rate in 2004 was 44.0%. Our effective tax rate includes approximately $912,000 of income tax provision related to the reduction of certain deferred tax assets. These deferred tax assets relate to accrued interest on our convertible note payable, which converted to common stock. We have recorded this reduction in deferred tax assets in accordance with Emerging Issues Task Force 94-10 Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders Under FASB Statement No. 109. Our effective tax rate in 2004 of 44.0% is higher than the statutory rate of approximately 35% due to state income taxes, net of federal benefit, of approximately $870,000 and the $912,000 reduction of certain deferred taxes offset by approximately $25,000 in other tax benefits. Through the second quarter of 2003, we had recorded a valuation allowance against our net deferred tax assets, which included net operating loss carryforwards. During the third quarter of 2003, we recognized an income tax benefit of $6.5 million after evidence suggested we would be able to utilize our net operating loss. As a result, we determined the valuation allowance against our deferred tax asset was no longer necessary. Our net operating loss carryforward at December 31, 2004 was approximately $8.1 million.
Liquidity and Capital Resources
The Company’s registration statement for the sale of its common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company offered and sold 3,000,000 primary shares of its common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,187,500 shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and expenses payable by the Company, was $44.9 million. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,988,894 shares of common stock. Approximately $20.2 million of the proceeds was utilized by us in connection with the acquisition in November 2004 of ABI, including approximately $1.4 million to retire ABI’s outstanding bank debt. The balance has been retained by us for general corporate purposes.
At December 31, 2005, cash and cash equivalents were $17.6 million compared to $12.0 million at December 31, 2004. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. Our investment balance at December 31, 2005 was $34.1 million compared to $40.2 million at December 31, 2004. Our investments consist of short-term U.S. Treasury securities with original maturity dates greater than 90 days but no greater than six months.

Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $52.5 million at December 31, 2005 compared to $56.0 million at December 31, 2004. The decrease in working capital is primarily the result of $8.6 million paid to repurchase approximately 965,000 shares under our stock repurchase program and $5.5 million associated with prepaid royalty payments in connection with certain exclusive rights under two new agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development and an increase in our investment in property, plant and equipment. This decrease was partially offset by cash generated from operations and proceeds from our equipment facility.
In October 2005, we closed on an Equipment Lease Agreement with a financial institution. The facility can be drawn down upon the purchase of qualifying assets. The term and interest rate for this facility will be set at the time we draw down on this facility. In December 2005, we drew down $1.2 million at the rate of 5.86%, with a three year term, based on assets purchased during 2005.
Our accounts receivable balance as of December 31, 2005 was $14.7 million, including approximately $1.4 million related to ABI, compared to $10 million, including approximately $1.5 million related to ABI , as of December 31, 2004. The increase is primarily a result of an increase in revenue generated from indirect marketing arrangements in which we bill the clients for services provided to their customers. Our accounts receivable balance consists primarily of both credit card transactions that have been approved but not yet deposited to our account and several large balances with some of the top financial institutions. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Statement of Cash Flow Activity
Net cash provided by operations was $17.6 million in 2005 compared to net cash provided by operations of $21.8 million in 2004. The $4.2 million decrease in net cash provided by operations was primarily the result of the $5.5 million associated with prepaid royalty payments and the changes in assets and liabilities.
Net cash used in investing activities was $3.2 million in 2005 compared to net cash used in investing activities of $68.3 million in 2004. Investing activities in 2005 consisted primarily of the acquisition of property, plant and equipment partially offset by the sale of our investments. Investing activities in 2004 consisted primarily of three factors. First, net proceeds from our public offering were invested in short-term U.S. Treasury securities with original maturities of no greater than six months. As of December 31, 2004, approximately $40.2 million was invested in U.S. Treasury securities with maturities between 90 days and six months and were reclassified from cash and cash equivalents to investments. Secondly, the acquisition of ABI accounted for approximately $18.6 million, which represents the cash purchase price of $20.2 million less the repayment of debt assumed in the acquisition and cash received. Finally, approximately $9.7 million was related to capital expenditures, less capital leases, associated with expanding our infrastructure and information processing capabilities to meet our growth.
Net cash used in financing activities was $ 8.8 million in 2005 compared to net cash provided by financing activities of $44.1 million in 2004. Net cash used in financing activities during 2005 was primarily due to stock repurchases partially offset by cash received from the exercise of stock options. Cash provided by financing activities in 2004 is primarily related to the net proceeds generated from the public offering and to a lesser extent, cash received from the exercise of stock options.
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

The following table sets forth information regarding our contractual obligations (in thousands):

Contractual Obligations	Year Ending December 31,
at December 31, 2005	Total	2006	2007	2008	2009	2010	Thereafter
Capital leases (1)	$4,752	$1,652	$1,361	$1,075	$496	$168	$—
Operating leases	9,614	1,728	1,673	1,443	945	740	3,085
Software license & other arrangements (2)	5,671	5,291	380	—	—	—	—

	$20,037	$8,671	$3,414	$2,518	$1,441	$908	$3,085

(1)	Includes interest expenses

(2)	Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In 2006 the Company is obligated to pay an additional $3.2 million of minimum royalties. Any further minimum royalty payments by us are either paid at our sole discretion or are subject to termination by us under certain contingent conditions.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely making known to us material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act.

(a) Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2005 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the specified criteria.
Deloitte & Touche LLP, the registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
(b) Attestation Report of Registered Public Accounting Firm
The information required by this item is set forth beginning on page F-3 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
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
3. Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”))

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2, filed with the Form S-1)

10.1.1	Marketing and Services Agreement dated September 1, 2004, by and between the Registrant, on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.1.2	Amendment dated as of December 31, 2004, of Marketing and Services Agreement dated September 1, 2004, by and between the Registrant, on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1.2, filed with the Form 10-K for the year ended December 31, 2004 (the “2004 10-K”)

Exhibit
Number	Description
10.2.1†	Consumer Credit Information Service Agreement, dated as of March 12, 1997, by and between CreditComm Services LLC and American Express Travel Related Services Company, Inc., as amended. (Incorporated by reference to Exhibit 10.2, filed with the Form S-1)

10.2.2	Services Transition Agreement, dated as of December 21, 2005, between the Registrant and American Express Travel Related Services (Incorporated by reference to Exhibit 10.1, filed with Form 8-K dated December 29, 2005).

10.3†	Agreement, dated as of April 29, 2001, between the Registrant and Discover Financial Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form S-1)

10.4†	Agreement for Services Administration, dated as of March 11, 2002, between the Registrant and Discover Bank (Incorporated by reference to Exhibit 10.4, filed with the Form S-1)

10.5†	Program Provider Agreement, dated as of August 1, 2002, among the Registrant, Citibank (South Dakota), N.A., Citibank USA N.A. and Citicorp Credit Services, Inc. (Incorporated by reference to Exhibit 10.5, filed with the Form S-1)

10.6.1†	Agreement — Consumer Disclosure Services, dated as of April 7, 1997, by and between CreditComm Services LLC, Equifax Credit Information Services, Inc. and Digital Matrix Systems, as amended by the First Addendum dated March 30, 2001 and the Second Addendum dated November 27, 2001. (Incorporated by reference to Exhibit 10.6, filed with the Form S-1)

10.6.2	Amendment, effective as of January 24, 2006, of Agreement — Consumer Disclosure Service, between the Registrant and Equifax Credit Information Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form 8-K dated January 30, 2006).

10.7.1	Agreement for Credit Monitoring Batch Processing Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Services, Inc. (Incorporated by reference to Exhibit 10.7, filed with the Form S-1)

10.7.2	Amendment, effective as of January 24, 2006, of Agreement for Credit Monitoring Batch Processing Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).

10.8.1	Master Agreement for Marketing, Operational and Cooperative Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Consumer Services, Inc., as amended, together with Addendum Number Two, dated May 31, 2002. (Incorporated by reference to Exhibit 10.8, filed with the Form S-1)

10.8.2	Amendment, effective as of January 24, 2006, of Master Agreement for Marketing, Operational and Cooperative Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).

10.9†	CapitalOne Project Agreement pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated May 31, 2002. (Incorporated by reference to Exhibit 10.9, filed with the Form S-1)

10.10†	CapitalOne Project Agreement Two pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated December 23, 2002. (Incorporated by reference to Exhibit 10.10, filed with the Form S-1)

10.11†	CapitalOne Project Agreement Three pursuant to Addendum Number Three to Master Agreement for Marketing, Operational and Cooperative Services, dated November 22, 2002. (Incorporated by reference to Exhibit 10.11, filed with the Form S-1)

Exhibit
Number	Description
10.12†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10.13†	Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)

10.14†	Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10.15.1	Software License Agreement dated, as of April 1, 1999, by and between Digital Matrix Systems, Inc. and the Registrant, as amended. (Incorporated by reference to Exhibit 10.15, filed with the Form S-1)

10.15.2	Data Processing Agreement, dated December 14, 2001, by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.16, filed with the Form S-1)

10.15.3	Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.15.4*	Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant.

10.16	Employment Agreement between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1, filed with the Form S-1)

10.17	Employment Agreement between the Registrant and Kenneth D. Schwarz. (Incorporated by reference to Exhibit 10.17, filed with the Form S-1)

10.18	Employment Agreement between the Registrant and Charles Patrick Garner. (Incorporated by reference to Exhibit 10.18, filed with the Form S-1)

10.19	Employment Agreement between the Registrant and Neal Dittersdorf. (Incorporated by reference to Exhibit 10.19, filed with the Form S-1)

10.20	Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K )

10.21	Employment Agreement, dated as of January 13, 2005, by and between the Registrant and George K. Tsantes (Incorporated by reference to Exhibit 10.22, filed with the 2004 10-K).

10.22	Employment Agreement, dated January 25, 2006, between the Registrant and John M. Casey (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).

10.23	Agreement, dated January 25, 2006, between the Registrant and Debra R. Hoopes (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1, filed with the 2004 10-K)

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2*	Certification of John M. Casey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John M. Casey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

[INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
INTERSECTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia
     We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
McLean, Virginia
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Intersections Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
McLean, Virginia
March 14, 2006

INTERSECTIONS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2005
(in thousands)

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,027	$17,555
Short-term investments	40,171	34,087
Accounts receivable, net of allowance of doubtful accounts of $64 and $107	9,970	14,746
Deferred subscription solicitation costs	9,185	8,818
Deferred tax asset	490	—
Prepaid expenses and other current assets	2,795	3,071

Total current assets	74,638	78,277
PROPERTY AND EQUIPMENT — net	15,821	20,653
GOODWILL	16,314	16,741
INTANGIBLE ASSETS	1,954	1,325
OTHER ASSETS	384	6,191

TOTAL ASSETS	$109,111	123,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,593	$3,863
Accrued expenses and other current liabilities	6,051	8,480
Accrued payroll and employee benefits	2,206	3,094
Commissions payable	1,932	1,966
Deferred revenue	3,691	3,888
Current obligations under capital leases	1,181	1,370
Deferred tax liability	—	2,007
Current tax payable	—	1,116

Total current liabilities	18,654	25,784

OBLIGATIONS UNDER CAPITAL LEASES — less current portion	1,764	2,797
OTHER LONG-TERM LIABILITIES	117	292
DEFERRED TAX LIABILITY	1,449	1,370
STOCKHOLDERS’ EQUITY:
Common stock; shares authorized: 55,000; shares issued 17,325 shares (2004) and 17,610 shares (2005); 17,325 shares outstanding (2004) and 16,645 (2005)	173	176
Deferred compensation	(30)	(10)
Additional paid-in capital	91,443	93,367
Treasury stock, 965 shares at cost in 2005	—	(8,600)
Accumulated earnings (deficit)	(4,459)	8,011

Total stockholders’ equity	87,127	92,944

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,111	$123,187

See notes to consolidated financial statements.

INTERSECTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2004 and 2005
(in thousands, except per share amounts)

	2003	2004	2005
REVENUE	$147,306	$152,916	$165,171
OPERATING EXPENSES:
Marketing	20,325	19,328	19,646
Commission	55,206	46,719	26,687
Cost of revenue	35,669	40,093	57,351
General and administrative	18,312	23,330	34,518
Depreciation and amortization	2,233	3,991	6,457
Impairment of software development costs	—	—	1,515

Total operating expenses	131,745	133,461	146,174

INCOME FROM OPERATIONS	15,561	19,455	18,997
Interest income (expense), net	(1,008)	56	1,183
Other income, net	12	31	37

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	14,565	19,542	20,217
INCOME TAX (EXPENSE) BENEFIT	4,811	(8,597)	(7,747)
MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	35	—	—

NET INCOME	$19,411	$10,945	$12,470

NET INCOME PER BASIC SHARE	$3.92	$0.85	$0.73

NET INCOME PER DILUTED SHARE	$1.36	$0.64	$0.70

Weighted average common shares outstanding	4,954	12,929	17,002
Dilutive effect of common stock equivalents	10,011	4,588	813

Weighted average common shares outstanding — diluted	14,965	17,517	17,815

See notes to consolidated financial statements.

INTERSECTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003, 2004 and 2005
(in thousands)

	Common	Common		Additional
	Stock	Stock	Deferred	Paid-In	Treasury		Accumulated
	Shares	Amount	Compensation	Capital	Stock		Income/(Deficit)	Total
					Shares	Amount
BALANCE, JANUARY 1, 2003	4,921	$49	$(79)	$20,870	—	—	$(34,816)	$(13,976)
Issuance of common stock	43	—	—	19	—	—	—	19
Amortization of deferred compensation	—	—	30	—	—	—	—	30
Net income	—	—	—	—	—	—	19,411	19,411

BALANCE, DECEMBER 31, 2003	4,964	$49	$(49)	$20,889	—	—	$(15,405)	$5,485
Conversion of preferred stock	5,233	52	—	(52)	—	—	—	—
Conversion of senior secured convertible note	3,756	38	—	22,240	—	—	—	22,278
Initial public offering, net of transaction costs	3,000	30	—	44,917	—	—	—	44,947
Issuance of common stock upon exercise of stock options	372	4	—	1,794	—	—	—	1,798
Amortization of deferred compensation	—	—	20	—	—	—	—	20
Tax benefit of stock options exercised	—	—	—	1,655	—	—	—	1,655
Net income	—	—	—	—	—	—	10,945	10,945

BALANCE, DECEMBER 31, 2004	17,325	$173	$(30)	$91,443	—	—	$(4,459)	$87,127
Issuance of common stock upon exercise of stock options & warrants	285	3	—	1,140	—	—	—	1,143
Amortization of deferred compensation	—	—	20	—	—	—	—	20
Repurchase of Company stock	—	—	—	—	965	(8,600)	—	(8,600)
Tax benefit of stock options exercised	—	—	—	784	—	—	—	784
Net income	—	—	—	—	—	—	12,470	12,470

BALANCE, DECEMBER 31, 2005	17,610	$176	$(10)	$93,367	965	$(8,600)	$8,011	$92,944

See notes to consolidated financial statements.

INTERSECTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2004 and 2005
(in thousands)

	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,411	$10,945	$12,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,233	3,991	6,457
(Gain)/Loss on disposal of fixed asset	—	—	15
Compensation expense related to warrants and options	29	20	20
Tax benefit of stock options exercised	—	1,655	784
Increase/(decrease) in allowance for doubtful accounts	—	—	19
Non-cash interest expense	—	321	—
Deferred income tax	(5,164)	6,530	2,418
Amortization of deferred subscription solicitation costs	22,794	21,671	21,714
Impairment of software development costs	—	—	1,515
Minority interest	(35)	—	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(5,060)	(561)	(4,795)
Prepaid expenses and other current assets	(769)	(1,089)	(294)
Deferred subscription solicitation costs	(20,878)	(21,089)	(21,347)
Other assets	(293)	92	(5,807)
Accounts payable	(2,103)	816	183
Accrued expenses and other current liabilities	2,337	(705)	1,969
Accrued payroll and employee benefits	149	(111)	888
Commissions payable	(1,072)	(138)	34
Current tax payable	—	—	1,116
Deferred revenue	(1,422)	(555)	197
Accrued interest	964	—	—
Other long-term liabilities	72	15	41

Net cash provided by operating activities	11,193	21,808	17,597

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,265)	(9,714)	(10,552)
Purchase of American Background Services Inc., net of cash received	—	(18,575)	—
Proceeds from sale-leaseback	—	—	1,243
Restricted cash	(32)	140	—
Sale (purchase) of short-term investments	—	(40,171)	6,084

Net cash used in investing activities	(5,297)	(68,320)	(3,225)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from initial public offering	—	44,947	—
Cash proceeds from options exercised	19	1,798	1,143
Repurchase of treasury stock	—	—	(8,600)
Repayment of debt assumed in business acquisition	—	(1,451)	—
Capital lease payments	(963)	(1,166)	(1,387)

Net cash (used in ) provided by financing activities	(944)	44,128	(8,844)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,952	(2,384)	5,528
CASH AND CASH EQUIVALENTS — Beginning of period	9,459	14,411	12,027

CASH AND CASH EQUIVALENTS — End of period	$14,411	$12,027	$17,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$148	$134	$117

Cash paid for taxes	$670	$952	$3,437

NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$1,278	$2,263	$1,596

Equipment financed	$—	$—	$203

Equipment accrued but not paid	$—	$—	$248

Equipment under sale lease back	$—	$—	$1,243

Conversion of preferred stock to common stock upon our initial public offering	$—	$52	$—

Conversion of convertible debt and related accrued interest to common stock upon our initial public offering	$—	$22,277	$—

See notes to consolidated financial statements.

INTERSECTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2004 and 2005
1. Organization and Business
     Intersections Inc. (“the Company”, “we”, “our”, “us”), incorporated in the State of Delaware, is a financial information services company that provides identity theft protection and credit management services to consumers and primarily sells monthly subscriptions which provide for a consumer credit monitoring service. We and our financial institution clients market subscription programs to consumers throughout the United States and Canada using direct marketing techniques, mainly through inbound and outbound telemarketing, web-based marketing and direct mail conducted primarily through endorsed co-marketing relationships with credit card issuers, as well as media advertising.
     The registration statement for the sale of our common stock in an initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. We offered and sold 3 million shares of our common stock at an initial price of $17.00 per share, and certain selling stockholders offered and sold an additional 4,188 thousand shares. The offering was completed with all shares of common stock having been sold on May 5, 2004. The net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and expenses payable by us, were $44.9 million. Proceeds to us have been or will be used for general corporate purposes. The completion of this stock offering resulted in the conversion of the Senior Secured Convertible Note and all outstanding preferred stock into 8,989 thousand shares of common stock.
     On November 12, 2004, we completed the acquisition of American Background Information Services, Inc., or ABI, a Virginia corporation. ABI provides businesses a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
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
     Revenue Recognition — We receive revenue from existing recurring subscriptions, the sale of new subscriptions and one-time transaction sales. Subscription fees recognized as revenue by us are generally billed to the subscriber’s credit card on a monthly basis. A percentage of the revenue is paid to some of our financial institution clients as a commission.
     The point in time that we record revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of December 31, 2004 and 2005, the accompanying consolidated balance sheets include deferred revenue of $3,539 thousand and $3,761 thousand, respectively, from such programs.
     Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and receive a full refund at any time during the subscription period. We recognize a pro rata share of revenue earned upon expiration of the full refund period. As of December 31, 2004 and 2005, deferred revenue includes $152 thousand and $127 thousand, respectively, for such deferred subscription fees. An allowance for refunds on monthly subscriptions is established based on the Company’s historical experience given the large volume of low dollar transactions.

     We also provide membership services to customers of certain financial institution clients that pay us to provide such services directly to their customers. Revenue from these arrangements is recognized when earned which is generally at the time that we provide the services to the financial institution client, primarily on a monthly basis.
     We also generate revenue from one-time credit reports and background screens which are recognized when the report is provided to the customer electronically, which is typically at the time of completion.
     The amount of revenue we record is determined in accordance with the FASB’s Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by the company (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that is billed to the subscriber when its arrangements with financial institution clients provide that we serve as the primary obligor in the transaction, we have latitude in establishing price, we bear the risk of physical loss of inventory, and we bear credit risk for the amount billed to the subscriber. We generally record revenue in the amount billed to our financial institution clients, and not the amount billed to the customer, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.
     Deferred Subscription Solicitation Costs — We expense advertising costs as incurred except for direct-response marketing costs. Direct-response marketing costs include telemarketing, web-based marketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized, but not more than one year.
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
     Commission Expense — We are party to certain co-marketing agreements with credit card issuers and generally pay a commission based on a percentage of billings. In accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to either full refund of the previously paid commission for those annual subscriptions with a full refund provision or a pro-rata refund, equal to the unused portion of their subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized, which historically has not exceeded 12 months. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.
     Cash and Cash Equivalents — We consider all highly liquid investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts.
     Short-Term Investments — Our investments consist of short-term U.S. Treasury securities with original maturities greater than 90 days but no greater than six months. These investments are categorized as held to maturity and are carried at amortized cost because we have both the intent and the ability to hold these investments until they mature. Discounts are accreted into earnings over the life of the investment. Interest income is recognized when earned.

     Accounts Receivable — Accounts receivable represents trade receivables as well as in-process credit card billings.
     Property and Equipment — Property and equipment, including property and equipment under finance leases, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range primarily from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective remaining lease term or the useful life of the improvements.
     Software Development Costs — We develop software for our internal use and capitalize these software development costs incurred during the application development stage in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) and EITF 00-2, Accounting for Web Site Development Costs. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three to five years.
     Intangible Assets — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations transacted after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In November 2004, we acquired all of the outstanding stock of American Background. The excess of the cost over the fair value of net tangible assets acquired was assigned to identifiable intangible assets and goodwill utilizing the purchase method of accounting. The final determination of the purchase price allocation was based on the fair values of the assets and liabilities assumed including acquired intangible assets. This determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired.
     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets.
     Further, SFAS No. 142, requires us to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. We perform the impairment test as of October 31st of each year and follow the two-step process prescribed in SFAS No. 142 to test our goodwill for impairment under the transitional goodwill impairment test. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.
     Impairment of Long-Lived Assets — We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.
     Fair Value of Financial Instruments — The carrying value of our financial instruments, which include cash, short-term investments, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to their short maturities. The carrying value of our capital leases approximates fair value due to similar rates being offered to the Company from competing financial institutions.
     Income Taxes — We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized.

     Net Income Per Common Share — Basic and diluted income per share are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes convertible debt and preferred stock, options and warrants.
     Stock-Based Compensation We currently have two equity incentive plans, the 1999 and 2004 Stock Option Plans which provide us with the opportunity to compensate selected employees with stock options. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. All grants or awards made under the Plans are governed by written agreements between us and the participants.
     We account for stock option grants under these plans using the recognition and measurement principles of Accounting Principles Board (“APB”) Option No. 25, “Accounting for Stock Issued to Employees” and related interpretations for our stock-based compensation plans. Accordingly, we measure compensation expense based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. Options granted to non-employees are recognized as compensation at the fair value of the option. We recognized compensation expense of $20 thousand for the year ended December 31, 2005 related to non-employee options. No other stock-based employee compensation cost related to our employee stock options is reflected in net income as the relevant exercise price of the options issued was equal to the fair market value on the date of the grant.
     The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation.
Our net income would have been as follows:

	2003	2004	2005
	(in thousands, except per share data)
Net income:
As reported	$19,411	$10,945	$12,470
Deduct: total stock-based employee compensation expense determined under the fair value method	—	(1,116)	(4,975)

Pro forma	$19,411	$9,829	$7,495

Net income per basic share:
As reported	$3.92	$0.85	$0.73
Pro forma	$3.92	$0.76	$0.44
Net income per diluted share:
As reported	$1.36	$0.64	$0.70
Pro forma	$1.36	$0.58	$0.42
     For SFAS No. 123 purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2004	2005
Expected dividend yield	0%	0%	0%
Expected volatility	0%	50%	52%
Risk free interest rate	2.40%	3.27%	3.62%
Expected life of options	4 years	4 years	4 years

     On December 19, 2005, Intersections Inc. announced that its Board of Directors has approved the acceleration of the vesting of certain unvested stock options previously awarded under our 2004 Stock Option Plan. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged.
     As a result of this action, options to purchase up to approximately 799 thousand shares of common stock, which would otherwise have vested over the next three years, become exercisable effective December 31, 2005. All of these options have exercise prices ranging from $13.00 to $17.82 per share. Based upon the closing stock price for our common stock of $8.64 per share on December 16, 2005, all of these options are “under water” or “out-of-the-money”. Of the accelerated options, approximately 532 thousand options are held by executive officers and approximately 23 thousand options are held by non-employee directors. Outstanding options to purchase approximately 203 thousand shares of Intersections’ common stock, with per share exercise prices ranging from $8.11 to $10.85, were not accelerated and remain subject to time-based vesting.
     Segment Reporting — We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. Prior to the acquisition of American Background on November 12, 2004, we operated as a single segment. As a result of the acquisition of American Background, we operate as two operating segments.
     Treasury Stock — During 2005, we began holding repurchased shares of our common stock as treasury stock. We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity.
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
     Recent Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
     In April 2005, the SEC amended the compliance dates for SFAS No. 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R beginning January 1, 2006 and elect the modified-prospective method of transition. This method of transition requires us to recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. We do not expect the adoption of SFAS 123R to have a material impact on our financial position or results of operations, however had we adopted SFAS 123R in prior periods, the impact would have approximated the impact described above.

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
     Reclassifications — Certain financial statement items from prior years have been reclassified for consistency with the 2005 presentation.
     Stock Split and Amendment of Certificate of Incorporation — On April 28, 2004, the Company filed its Restated Certificate of Incorporation with the state of Delaware, which, among other things, increased the number of authorized shares of common stock to 50,000 thousand shares. The Company’s Board of Directors approved a stock split of the common stock of 554.9338 to 1, which was effective upon the consummation of the initial public offering. The accompanying financial statements include the effects of the stock split and the resulting increase in the number of authorized shares of common stock. All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.
3. Deferred Subscription Solicitation Costs
     Deferred subscription solicitation costs included in the accompanying balance sheet as of December 31, 2004 and 2005, were $9,185 thousand and $8,818 thousand, respectively. Amortization of deferred subscription solicitation costs was $22,794 thousand, $21,671 thousand and $21,714 thousand for each of the three years in the period ended December 31, 2005. Subscription solicitation costs expensed as incurred were $839 thousand, $477 thousand and $401 thousand for each of the three years in the period ended December 31, 2005.
     As of December 31, 2005 we have approximately $675 thousand of deferred solicitation costs pursuant to a shared marketing arrangement with American Express (Amex). On December 21, 2005, we signed a Services Transition Agreement with American Express. Pursuant to the Services Transition Agreement, we will provide our current consumer services through May 31, 2006, to subscribers who pay for the service through their Amex credit cards. We are compensated for those services through April 30, 2006, based on the commission structure in effect under the existing agreement with American Express, and from May 1, 2006, to May 31, 2006, based on a service fee per subscriber. We will not service those subscribers after May 31, 2006. The Services Transition Agreement which provides for a payment to the Company of $1.0 million for the reimbursement of certain marketing costs previously incurred by us and transition costs to be incurred by us through May 31, 2006. We will record $675 thousand of this $1 million reimbursement as we amortize these deferred solicitation costs through May 31, 2006 (Note 6) as a reduction to marketing expenses. The remaining amount will offset identifiable transitions costs as they are incurred and the remaining balance will be recorded to other income, if any, in May 2006.
4. Property and Equipment
     Property and equipment consist of the following:

	December 31,	December 31,
	2004	2005
	(in thousands)
Leasehold improvements	$2,839	$3,018
Machinery and equipment	11,161	15,172
Software	6,532	14,948
Software development-in-progress	4,148	2,469

	December 31,	December 31,
	2004	2005
	(in thousands)
Furniture and fixtures	1,327	1,273
Trademarks	7	—

	26,014	36,880
Less: accumulated depreciation and amortization	(10,193)	(16,227)

Property and equipment — net	$15,821	$20,653

     Leased property held under capital leases and included in property and equipment consists of the following:

	Asset Balances at
	December 31,	December 31,
	2004	2005
	(in thousands)
Leased property	$4,832	$5,602
Less: accumulated depreciation	(2,292)	(2,070)

	$2,540	$3,532

     Depreciation of fixed assets and amortization of software for the years ended December 31, 2003, 2004 and 2005 were $2,233 thousand, $3,991 thousand and $6,457 thousand, respectively.
     In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand.
5. Goodwill and Intangibles
     During the second quarter of 2005 we completed the purchase price allocation of assets acquired in the ABI transaction which represent the entire Personal Screening segment as described in Note 15. Pursuant to the final valuation, we have reclassified $291 thousand of intangible assets previously allocated to identifiable intangible assets to goodwill. In addition we reclassified $136 thousand from property, plant and equipment to goodwill. The impact related to the adjustment in amortization expenses for these intangibles was not significant.
     The adjustments to the preliminary purchase price allocation are as follows (in thousands):

			Final Purchase
	Preliminary		Price
	Purchase Price	Adjustment	Allocation
	(in thousands)
Property and equipment	$642	$(136)	$506
Goodwill	16,314	427	16,741
Intangible assets	2,000	(291)	1,709

Total	$18,956	$—	$18,956

     The components of goodwill and other intangibles are as follows (in thousands):

	December 31, 2004	December 31, 2005
	(in thousands)
Goodwill	$16,314	$16,741
Other intangibles	2,000	1,709

	18,314	18,450
Less: Accumulated amortization	(46)	(384)

	$18,268	$18,066

     As of December 31, 2004 and 2005, we had intangibles that consisted of the following (in thousands):

	December 31, 2004			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(in thousands)
Amortizable intangible assets:
Customer related	$2,000	$(46)	$1,954	$1,709	$(384)	$1,325

Intangible assets will be amortized over a period of five years. For the years ended December 31, 2004 and 2005, we had an aggregate amortization expense of $46 thousand and $338 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands);

For the years ending:
December 31, 2006	342
December 31, 2007	342
December 31, 2008	342
December 31, 2009	299
6. Balance Sheet Details
Other assets. The components of our other assets are as follows:

	December 31, 2004	December 31, 2005
	(in thousands)
Prepaid royalty payments	$—	$5,833
Other	384	358

	$384	$6,191

     In February and March, 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that we plan to introduce. Under these arrangements, we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Under the agreement,we prepaid $6 million collectively, which will be applied against future royalties incurred and the minimum royalty payments.
Accrued expenses and other current liabilities. The components of our accrued expenses and other liabilities are as follows:

	December 31, 2004	December 31, 2005
	(in thousands)
Cost of sales	$3,050	$3,800
Overhead	2,521	3,136
American Express (Note 3)	—	1,000
Other	480	544

	$6,051	$8,480

7. Income Taxes
     The components of income tax (provision) benefit for each of the three years in the period ended December 31, 2005 are as follows:

	2003	2004	2005
Current:
Federal	$(352)	$(314)	$(4,715)
State	—	(99)	(614)
Deferred:
Federal	4,403	(7,362)	(2,237)
State	760	(822)	(181)

Total income tax benefit/(expense)	$4,811	$(8,597)	$(7,747)

     Deferred tax assets and liabilities as of December 31, 2004 and 2005, consist of the following:

	2004	2005
Deferred tax assets:
Reserves and accrued expenses	$267	$354
Tax credits	607	—
NOL carryforwards	3,198	214

	$4,072	$568

Deferred tax liabilities:
Prepaid expenses	$(3,582)	$(3,434)
Property, plant, and equipment	(1,276)	(405)
Intangible assets	(173)	(106)
Federal effect of deferred state taxes	—	—

	(5,031)	(3,945)

Net deferred tax liability	$(959)	$(3,377)

     We have approximately $549 thousand of net operating loss carryforwards for federal and state purposes available for use in future years, which will begin to expire in 2020.
     The reconciliation of income tax from the statutory rate is as follows:

	December 31,
	2003	2004	2005
Tax provision at statutory rate	$(4,952)	$(6,840)	$(7,076)
State income tax, net of federal benefit	502	(870)	(529)
Decrease in valuation allowance	9,278	—	—
Other	(17)	(887)	(142)

Net tax benefit/(provision)	$4,811	$(8,597)	$(7,747)

     Included within the other caption for the 2004 income tax rate reconciliation is approximately $912 thousand of income tax provision related to the reduction of certain deferred tax assets. These deferred tax assets relate to accrued interest on our convertible note payable, which converted to common stock. We have recorded this reduction in deferred tax assets in accordance with Emerging Issues Task Force (EITF) 94-10, “Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109.”
     We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred, notwithstanding any positions we may have taken on our income tax returns. Tax contingency reserves are adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law.
8. Related Party Transactions
     Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as a board member of the Company.

     In November 2001, we entered into a contract with DMS that provides for services that assist us in monitoring credit on a daily and quarterly basis for $20 thousand per month. In December 2004, we entered into a contract with DMS that provides for certain on-line credit analysis services. In connection with these agreements, we paid monthly installments totaling $960 thousand, $840 thousand and $894 thousand for the years ended December 31, 2003, 2004 and 2005 respectively. These amounts are included within cost of revenue in the accompanying consolidated statements of operations. Additional amounts totaling $66 thousand were paid to DMS for various consulting and communication services, included within G & A and computer programming included within capitalized software.
     Intersections Inc. and DMS, entered into a professional services agreement under which Digital Matrix Systems will provide additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. The agreement has an effective date of November 11, 2005. The initial term of the agreement is two years, with successive automatic renewal terms of two years, but is terminable without cause by either party upon 90 days notice to the other party. As of December 31, 2005, no work has been performed under this agreement.
     We are obligated to make future payments of $856 thousand under these contracts through December 31, 2006.
     Credit Data Agreements —We were party to certain agreements with affiliates of Equifax Inc. Equifax Inc. is the ultimate parent of CD Holdings, Inc., who was the holder of the Senior Secured Convertible Debt (Equifax Inc. and its affiliates being collectively referred to herein as the Holder). These agreements provide for the Holder to supply us with credit data for resale to consumers. In connection with these agreements, we paid the Holder approximately $7,083 thousand and $2,134 thousand during the years ended December 31, 2003 and 2004, respectively.
     Additionally, under a separate agreement, we provide certain services to the Holder. Pursuant to this agreement, we provided a three-bureau credit report that the Holder marketed under its own trademark. We recorded revenue from providing the three-bureau credit report of approximately $15,173 thousand for the year ended December 31, 2003, respectively, which is included in the accompanying statement of operations. We discontinued providing the three-bureau credit report to the Holder effective October 16, 2003. As a result, no revenue was recorded for the year ended December 31, 2004. We also provided certain identity theft protection services as a subcontractor to the Holder. Revenue from those services was approximately $29,357 thousand and $14,668 thousand for the years ended December 31, 2003 and 2004, respectively.
     In conjunction with our initial public offering on April 29, 2004, the Holder sold all of its interest in the Company and was no longer a related party as of that date.
9. Commitments and Contingencies
     Leases — The Company has entered into long-term operating lease agreements for office space and capital leases for certain equipment. The minimum fixed commitments related to all noncancelable leases are as follows:

Twelve Months Ending	Operating	Capital
December 31,	Leases	Leases
	(in thousands)
2006	$1,728	$1,652
2007	1,673	1,361
2008	1,443	1,075
2009	945	496
2010	740	168
thereafter	3,085	—

Total minimum lease payments	$9,614	4,752
Less: amount representing interest		(585)
Less: current portion		(1,370)

Present value of net minimum lease payments, with interest rates ranging from 1.56% to 21.06%		$2,797

     Rental expenses included in general and administrative expenses were $624 thousand, $1,233 thousand and $1,695 thousand for the years ended December 31, 2003, 2004 and 2005, respectively.
     In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility will be set at the time the Company draws upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. The agreement for the draw provided for a sale of our equipment with a recorded value of $1.0 million to the financial institution and the subsequent lease of that equipment by us for $1.2 million. The lease was classified as a capital lease pursuant to FAS 13 “Accounting for Leases”. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain of $200 thousand which will be amortized in proportion to the amortization of the leased assets.
     During the years ended December 31, 2003, 2004 and 2005, the Company entered into certain capital leases for equipment aggregating $1,278 thousand, $2,263 thousand and $2,572 thousand, respectively.
     Other — We have entered into various software licenses, marketing and operational commitments totaling $5,291 thousand and $380 thousand for December 31, 2006 and 2007, respectively. These arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Included in these commitments for December 31, 2006, the Company is obligated to pay $3.2 million of minimum royalties in 2006. Any further minimum royalty payments by us are either paid at our sole discretion or are subject to termination by us under certain contingent conditions.
     Contingencies — On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and the Pennsylvania Credit Services Act (“PA CSA”). Plaintiff contends that we and Capital One are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs. Defendants have filed a motion to dismiss plaintiff’s action. We deny any liability or wrongdoing, deny that a class action is appropriate, and will vigorously defend against all claims. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this or any future legal proceedings, an adverse judgment in this or one or more other legal proceedings may have a material adverse financial effect on us.
10. Stockholders’ Equity
     Share Repurchase — On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. During 2005, we repurchased 964,822 shares of our common stock at an aggregate investment of approximately $8.6 million.
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
     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of December 31, 2005, 2,109,845 shares of common stock were issued under the 2004 Plan. The purpose of the 2004 Plan is to provide directors, officers, key employees, and consultants and other service providers with additional incentives by increasing their ownership interests. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options.
     The compensation committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards. The Company does not intend to issue further options under the 1999 Plan.
     We generally grant stock options with exercise prices at least equal to the then fair market value of the Company’s common stock. Any stock option with an exercise price less than the fair value of the stock is recorded as compensation expense over the vesting period of the option. Options granted to non-employees are recognized as compensation at the fair value of the option.
     The 1999 Plan will remain in effect until August 24, 2009 and the 2004 Plan will remain in effect until May 5, 2014, unless terminated by the Board of Directors.
     The following table summarizes the Company’s stock option activity:

	2003		2004		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,708,009	$9.65	2,755,385	$9.44	3,502,511	$12.08
Granted	277,467	8.11	1,133,845	17.02	976,000	13.07
Canceled	(187,428)	13.74	(35,048)	10.98	(242,296)	14.09
Exercised	(42,663)	.45	(351,671)	5.11	(249,098)	4.59

Outstanding, end of year	2,755,385	$9.44	3,502,511	$12.08	3,987,117	$12.61

Exercisable at end of the year at exercise prices between $0.45 and $25.23	1,943,933	$9.34	2,431,331	$11.60	3,788,421	$12.84

Weighted average fair value of options granted during the year				$7.20	$—	$5.74

     The following table summarizes information about employee stock options outstanding at December 31, 2005:

			Weighted Average
		Options	Remaining
	Options	Vested and	Contractual Life
Exercise Price	Outstanding	Exercisable	(years)
$0.45	452,623	452,623	3.65
$7.75	280,655	280,655	4.87
$8.11	525,499	349,303	6.68
$8.79	5,000	—	9.35
$9.81	5,000	—	9.42
$10.85	25,000	12,500	9.45
$12.61	445,080	445,080	3.65

			Weighted Average
		Options	Remaining
	Options	Vested and	Contractual Life
Exercise Price	Outstanding	Exercisable	(years)
$13.00	828,500	828,500	8.95
$13.40	7,500	7,500	8.83
$14.03	12,500	12,500	9.11
$14.45	30,000	30,000	9.03
$16.47	30,000	30,000	9.01
$17.00	925,845	925,845	8.22
$17.82	65,000	65,000	8.87
$25.23	348,915	348,915	3.90

	3,987,117	3,788,421

     Non-Employee Options and Warrants — In December 2002, the Company granted options to purchase 33,296 shares of the Company’s common stock with an exercise price of $8.11 per share, which the Company deemed to be in excess of the fair market value of the Company’s stock at the date of grant, to external consultants. The Company will recognize compensation expense for the fair value of these options of approximately $78,000 over the four year vesting period commencing in 2003. For each of the years ended December 31, 2003, 2004 and 2005, we have recorded $20 thousand of compensation expense associated with these options.
     During the year ended December 31, 2001, we granted a warrant to purchase 63,817 shares of the Company’s common stock with an exercise price of $0.90 per share to an individual. As this warrant vested immediately, we recorded compensation expense equal to the estimated fair value of the option of approximately $248 thousand. This warrant was exercised in the first quarter of 2006.
     The fair value of the non-employee options and warrants has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

2002
Expected dividend yield	0%
Expected volatility	70%
Risk free interest rate	3.54%
Expected life of options	4 years
12. Net Income Per Common Share
     Basic income per common share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the years ended December 31, 2003, 2004 and 2005, options to purchase 1,238 thousand, 433 thousand and 2,904 thousand shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
     A reconciliation of basic income per common share to diluted income per common share is as follows:

	2003	2004	2005
Net income available to common shareholders used in basic earnings per share	$19,411	$10,945	$12,470
Add back: Accrued interest on convertible securities	964	321	—

Net income available to common shareholders used in diluted earnings per share	$20,375	$11,266	$12,470

Weighted average common shares outstanding	4,954	12,929	17,002
Weighted shares related to senior secured convertible note	3,756	—	—
Weighted shares related to preferred stock	5,233	—	—
Dilutive effect of common stock equivalents	1,022	4,588	813

Weighted average common shares outstanding — Assuming dilution	14,965	17,517	17,815

Income per common share:
Basic	$3.92	$0.85	$0.73

Diluted	$1.36	$0.64	$0.70

13. Employee Benefit Plan
     In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. The 401(k) Plan provides for matching $0.50 per dollar on the first 5% of the employee’s contribution. Eligible employees vest in employer contributions 20% per year and are fully vested in five years. Expenses under the 401(k) Plan for the years ended December 31, 2003, 2004 and 2005 were $164 thousand, $231 thousand and $213 thousand, respectively.
14. Major Clients
     As discussed in Notes 1 and 2, we market credit monitoring service to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total revenue, is as follows:

	2003	2004	2005
American Express	23%	22%	22%
Capital One	20%	24%	12%
Citibank	15%	11%	12%
Discover	18%	17%	16%
MBNA	1%	6%	11%
Equifax	10%	0%	0%
     We believe that once a subscriber is obtained through our arrangements with our financial institution clients, the decision to continue the service is made by the subscriber; however, a decision to limit our access to its customers or the termination of a agreement by one of the financial institution clients could have an adverse effect on our financial condition and results of operations. As discussed in Note 3, we entered into a Services Transition Agreement with American Express signed December 21, 2005.
15. Segment Reporting
     We operate in two primary business segments: Identity Theft and Credit Management Services and Personnel Screening. These segments are organized based on the differences in the products and services.
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
The following table sets forth segment information for the years ended December 31, 2004 and 2005. Prior to acquisition of ABI on November 12, 2004, the Company provided only services related to the Identity Theft and Credit Management Services segment.

	Identity Theft
	and Credit
	Management Services	Personnel Screening	Eliminations	Consolidated
		(in thousands)
Year Ended December 31, 2004
Revenue	$151,646	$1,270	—	$152,916
Depreciation and amortization	3,898	93	—	3,991
Income before income taxes	19,599	(57)	—	19,542

As of December 31, 2004
Property, plant and equipment, net	$15,192	$629	—	$15,821

Identifiable assets	$108,259	$21,085	$(20,233)	$109,111

Year Ended December 31, 2005
Revenue	$151,326	$13,851	$(6)	$165,171
Depreciation and amortization	5,798	659	—	6,457
Income before income taxes	19,246	971	—	20,217

As of December 31, 2005
Property, plant and equipment, net	$19,755	$898	—	$20,653

Identifiable assets	$126,576	$22,395	$(25,784)	$123,187

16. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2003:
Revenue	$35,243	$37,485	$38,033	$36,546
Income from operations	3,604	4,465	3,291	4,201
Income (loss) before income taxes and minority interest	3,355	4,204	3,041	3,964
Net income (loss)	$3,289	$4,138	$9,498	$2,487
Year ended December 31, 2004:
Revenue	$38,178	$40,211	$38,594	$35,934
Income from operations	3,925	4,742	5,401	5,387
Income before income taxes and minority interest	3,663	4,687	5,559	5,634
Net income	$2,238	$2,864	$3,459	$2,385
Year ended December 31, 2005:
Revenue	$38,587	$40,754	$42,612	$43,218
Income from operations	2,794	4,905	5,462	5,836
Income before income taxes and minority interest	3,005	5,155	5,793	6,264
Net income	$1,792	$3,175	$3,507	$3,996
17. Subsequent Events
     In February, 2006, based upon the completion of our due diligence, we terminated a letter of intent to acquire a company. In connection with our terminating the letter of intent, we agreed to pay a $200 thousand termination fee, which we will charge against operations in the first quarter of 2006.
     On March 8, 2006, the Board of Directors approved the Intersections Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) and authorized the granting, upon the effectiveness of a Registration Statement on Form S-8, of 534,000 restricted stock units under the 2006 Stock Incentive Plan, in each case subject to stockholder approval at the annual meeting. The 2006 Stock Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units (collectively, “Awards”). Under the 2006 Stock Incentive Plan, the aggregate number of shares of Common Stock that may be issued pursuant to Awards may not exceed 2,500,000 shares.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	From	End of
Description	Period	Expenses	Allowance	Period
Year Ended December 31, 2005
Allowance for doubtful accounts	$63,597	$145,447	$102,406	$106,638
Year Ended December 31, 2004(1)
Allowance for doubtful accounts	$3,550	$103,392	$43,345	$63,597
Year Ended December 31, 2003
Allowance for doubtful accounts	$47,183	$—	$43,633	$3,550

(1)	Note that the 2004 activity reflected above includes additions of $103,392 related to the purchase of American Background in November 2004 and $39,795 of deductions relating to American Background activity from the date of purchase through December 31, 2004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

	By:	/s/ Michael R. Stanfield

Name: Michael R. Stanfield
Title: Chief Executive Officer

Date: March 14, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield	Chairman, Chief Executive Officer and Director
Michael R. Stanfield	(Principal Executive Officer)	March 14, 2006

Chief Financial Officer
/s/ John M. Casey John M. Casey	(Principal Financial and Accounting Officer)	March 14, 2006

/s/ Thomas G. Amato	Director	March 14, 2006
Thomas G. Amato

/s/ Thomas L. Kempner	Director	March 14, 2006
Thomas L. Kempner

/s/ David A. McGough	Director	March 14, 2006
David A. McGough

/s/ Norman N. Mintz	Director	March 14, 2006
Norman N. Mintz

/s/ David M. Phillips	Director	March 14, 2006
David M. Phillips

/s/ Steven F. Piaker	Director	March 14, 2006
Steven F. Piaker

/s/ William J. Wilson	Director	March 14, 2006
William J. Wilson