Form 10-Q
period 2006-03-31
INTERSECTIONS INC
filed 2006-05-10
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
As of May 3, 2006, there were 17,700,528 shares of common stock, $0.01 par value, issued and 16,735,706 shares outstanding, with 964,822 shares of treasury stock.

Form 10-Q
March 31, 2006
Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$45,688	$38,587
Operating expenses:
Marketing	5,285	4,791
Commissions	6,143	6,906
Cost of revenue	16,545	13,130
General and administrative	10,428	7,992
Depreciation and amortization	2,087	1,458
Impairment of software development	—	1,515

Total operating expenses	40,488	35,792

Income from operations	5,200	2,795
Interest income	535	260
Interest expense	(92)	(44)
Other income (expense), net	1	(6)

Income before income taxes	5,644	3,005
Income tax expense	(2,231)	(1,213)

Net income	$3,413	$1,792

Net income per basic share	$0.20	$0.10
Net income per diluted share	$0.20	$0.10

Weighted average common shares outstanding	16,704	17,390
Dilutive effect of common stock equivalents	531	1,119

Weighted average common shares outstanding — assuming dilution	17,235	18,509

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,185	$17,555
Short-term investments	34,030	34,087
Accounts receivable, net of allowance of doubtful accounts and refund reserve of $73 and $107	16,576	14,746
Deferred subscription solicitation and commission costs	8,131	8,818
Prepaid expenses and other current assets	3,093	3,071

Total current assets	81,015	78,277

PROPERTY AND EQUIPMENT—Net	20,902	20,653
GOODWILL	16,741	16,741
INTANGIBLE ASSETS	1,239	1,325
OTHER ASSETS	7,268	6,191

TOTAL ASSETS	$127,165	$123,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,157	$3,863
Accrued expenses and other current liabilities	9,342	8,480
Accrued payroll and employee benefits	2,733	3,094
Commissions payable	1,979	1,966
Deferred revenue	4,741	3,888
Current obligations under capital leases	1,255	1,370
Deferred tax liability	2,007	2,007
Income tax payable	1,284	1,116

Total current liabilities	26,498	25,784

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	2,497	2,797
OTHER LONG-TERM LIABILITIES	409	292
DEFERRED TAX LIABILITY	1,370	1,370

STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized: 50,000; shares issued 17,689 shares (2006) and 17,610 shares (2005); shares outstanding 16,724 (2006) and 16,645 (2005)	177	176
Additional paid-in capital	93,391	93,357
Treasury stock, 965 shares at cost in 2005	(8,600)	(8,600)
Retained earnings	11,423	8,011

Total stockholders’ equity	96,391	92,944

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,165	$123,187

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,413	$1,792
Adjustments to reconcile net income to net cash provided (used in) by operating activities
Depreciation and amortization	2,111	1,458
Amortization of gain from sale leaseback	(24)	—
Loss on disposal of fixed asset	20	—
Decrease in allowance for doubtful accounts and refund reserve	(34)	—
Compensation expense related to warrants and options	5	5
Stock based compensation	7	—
Deferred income tax	—	113
Impairment of software development costs	—	1,515
Amortization of deferred subscription solicitation and commission costs	4,715	5,390

Changes in assets and liabilities:
Accounts receivable	(1,796)	(1,356)
Prepaid expenses and other current assets	(39)	5
Deferred subscription solicitation and commission costs	(4,028)	(5,741)
Other assets	(1,077)	(5,769)
Accounts payable	(708)	(877)
Accrued expenses and other current liabilities	412	387
Accrued payroll and employee benefits	(361)	(828)
Commissions payable	13	122
Deferred revenue	853	(18)
Income tax payable	168	832
Other long-term liabilities	(8)	1

Net cash provided by (used in) operating activities	3,642	(2,969)

NET CASH USED IN INVESTING ACTIVITIES:
Net investments sold (purchased)	57	605
Acquisition of property and equipment	(1,677)	(2,676)

Net cash used in investing activities	(1,620)	(2,071)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Options exercised	23	975
Capital lease payments	(415)	(354)

Net cash (used in) provided by financing activities	(392)	621

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,630	(4,419)
CASH AND CASH EQUIVALENTS—Beginning of period	17,555	12,026

CASH AND CASH EQUIVALENTS—End of period	$19,185	$7,607

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$65	$31

Cash paid for taxes	$1,955	$570

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$—	$808

Equipment accrued but not paid	$666	$—

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
We provide identity theft protection and credit management services primarily on a subscription basis to our subscribers. Our services principally are marketed to customers of our financial institution clients, or other clients, and branded and tailored to meet our clients’ specifications. Our clients are principally credit and charge card issuing financial institutions. Our subscribers purchase our services either through arrangements with our clients or directly from us.
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

2. Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. Certain information and footnote disclosures included in complete financial statements have been either condensed or omitted. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006. Financial results for the period may not be reflective of results anticipated for the entire year.
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
The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of March 31, 2006 and December 31, 2005, the accompanying consolidated balance sheets include deferred revenue of $4,614 thousand and $3,761 thousand, respectively, from such programs.
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. As of March 31, 2006 and December 31, 2005, deferred revenue includes $127 thousand and $127 thousand, respectively, for such deferred subscription fees. An allowance for refunds on monthly subscriptions is established based on our historical experience. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned.
We also provide membership services to customers of certain financial institution clients that pay the Company to provide such services directly to their customers. Revenue from these arrangements is recognized when earned which is usually at the time that we provide the services to the financial institution client, generally on a monthly basis.
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

Deferred Subscription Solicitation and Commission Costs
Deferred subscription solicitation and commission costs include direct-response marketing costs and deferred commissions.
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
The recoverability of the amounts capitalized as deferred subscription solicitation and commission costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising. Probable remaining future benefit is estimated based upon historical customer patterns, and represents net revenues less costs to earn those revenues.
Deferred subscription solicitation and commission costs as of March 31, 2006 and December 31, 2005 were $8,131 thousand and $8,818 thousand, respectively. Amortization of deferred subscription solicitation and commission costs for the three month periods ended March 31, 2006 and 2005 were $4,715 thousand and $5,390 thousand, respectively. Subscription solicitation costs expensed as incurred as they did not meet the criteria for deferral in accordance with SOP 93-7 for the three months ended March 31, 2006 and 2005 were $1,119 thousand and $54 thousand, respectively.
In accordance with SAB No. 101 commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of their subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.
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
On December 19, 2005, Intersections Inc. announced that its Board of Directors had approved the acceleration of the vesting of certain unvested stock options previously awarded under our 2004 Stock Option Plan. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged.
As a result of this action, options to purchase up to approximately 799 thousand shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 31, 2005. All of these options have exercise prices ranging from $13.00 to $17.82 per share. Based upon the closing stock price for our common stock of $8.64 per share on December 16, 2005, all of these options were “under water” or “out-of-the-money”. Of the accelerated options, approximately 532 thousand options are held by executive officers and approximately 23 thousand options are held by non-employee directors. Outstanding options to purchase approximately 203 thousand shares of Intersections’ common stock, with per share exercise prices ranging from $8.11 to $10.85, were not accelerated and remain subject to time-based vesting.
The Company adopted SFAS 123R beginning January 1, 2006 and elected the modified-prospective method of transition. This method of transition requires us to recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. The adoption of SFAS 123R did not have a material impact on our financial position or results of operations.
In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB No. 20.
3. Earnings Per Share
Basic and diluted income per share amounts is determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options, warrants, convertible debt and preferred stock. For the three months ended March 31, 2006, options to purchase 2,910,115 shares of common stock, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statement of operations for the three months ended March 31, 2006.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share data)
Net income available to common shareholders —— basic and diluted	$3,413	$1,792

Weighted average common shares outstanding—basic	16,704	17,390
In-the-money options exercisable under stock compensation plans	531	1,119

Weighted average common shares outstanding—diluted	$17,235	$18,509

Income per common share:
Basic	$0.20	$0.10
Diluted	$0.20	$0.10
4. Other Assets.
The components of our other assets are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Prepaid royalty payments	$6,908	$5,833
Other	360	358

	$7,268	$6,191

In February and March, 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that we introduced in the first quarter of 2006. Under these arrangements, we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Under the agreement, we prepaid $6.9 million collectively, which will be applied against future royalties incurred and the minimum royalty payments.

5. Impairment of Software Development Costs
In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million in the first quarter of 2005 related to software development costs for our Identity Theft and Credit Management Services segment. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand in the first quarter of 2005 for our Identity Theft and Credit Management Services segment.
6. Goodwill and Intangibles
During the second quarter of 2005, we completed the purchase price allocation of assets acquired in the ABI transaction. Pursuant to the final valuation, we have reclassified $291 thousand of intangible assets previously allocated to identifiable intangible assets to goodwill. In addition, we reclassified $132 thousand from property and equipment to goodwill. The impact related to the adjustment in amortization expenses for these intangibles was not significant.
The components of goodwill and other intangibles are as follows (in thousands):

	March 31, 2006	December 31, 2005
Goodwill	$16,741	$16,741
Other intangibles	1,709	1,709

	18,450	18,450
Less: Accumulated amortization	(470)	(384)

	$17,980	$18,066

As of March 31, 2006, we had intangibles that consisted of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$1,709	$(470)	$1,239	$1,709	$(384)	$1,325

Intangible assets will be amortized over a period of five years. For the three months ended March 31, 2006, we had an aggregate amortization expense of $86 thousand. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining nine months ending December 31, 2006	$256
For the years ending:
December 31, 2007	$342
December 31, 2008	$342
December 31, 2009	$299
7. Leases
In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility will be set at the time the Company draws upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. The agreement for the draw provided for a sale of our equipment with a recorded value of $1.0 million to the financial institution and the subsequent lease of that equipment by us for $1.2 million. The lease was classified as a capital lease pursuant to FAS 13 “Accounting for Leases”. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain which will be amortized in proportion to the amortization of the leased assets. As of March 31, 2006, the balance of the lease liability and deferred gain was $913 thousand and $206 thousand, respectively.
8. Stock Based Compensation
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
On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of March 31, 2006, 2,109,845 shares of common stock were issued under the 2004 Plan. The purpose of the 2004 Plan is to provide directors, officers, key employees, and consultants and other service providers with additional incentives by increasing their ownership interests. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options.
The compensation committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards. We do not intend to issue further options under the 1999 Plan.
We generally grant stock options with exercise prices at least equal to the then fair market value of our common stock. Any stock option with an exercise price less than the fair value of the stock is recorded as compensation expense over the vesting period of the option. Options granted to non-employees are recognized as compensation at the fair value of the option.
The 1999 Plan will remain in effect until August 24, 2009 and the 2004 Plan will remain in effect until May 5, 2014, unless terminated by the Board of Directors.
Prior to adoption of SFAS No. 123R, “Accounting for Stock-Based Compensation”, and transition we accounted for stock option grants under these plans using the recognition and measurement principles of Accounting Principles Board (“APB”) Option No. 25, “Accounting for Stock Issued to Employees” and related interpretations for our stock-based compensation plans. Accordingly, we measured compensation expense based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price.
Options granted to non-employees are recognized as compensation at the fair value of the option. We recognized compensation expense of $5 thousand and $20 thousand for the quarter ended March 31, 2006 and year ended December 31, 2005, respectively related to non-employee options.
In November 2005, the Financial Accounting Standards Board (the “FASB”), issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in the FSP.
In addition, we previously presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, upon adoption, we also reclassified the balance in deferred compensation to additional-paid-in-capital on our condensed consolidated balance sheet.
The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation.

Our net income in the first quarter of 2005 would have been as follows (in thousands, except per share data):

Three Months Ended
March 31, 2005
(unaudited)
Net income:
As reported	$1,792
Deduct: total stock-based employee compensation expense determined under the fair value method	(541)

Pro forma	$1,251

Net income per basic share:
As reported	$.10
Pro forma	$.07
Net income per diluted share:
As reported	$.10
Pro forma	$.07
For SFAS No. 123 pro forma purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2005
(unaudited)
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
As a result of this action, options to purchase up to approximately 799 thousand shares of common stock, which would otherwise have vested over the next three years, become exercisable effective December 31, 2005. All of these options have exercise prices ranging from $13.00 to $17.82 per share. Based upon the closing stock price for our common stock of $8.64 per share on December 16, 2005, all of these options were “under water” or “out-of-the-money”. Of the accelerated options, approximately 532 thousand options are held by executive officers and approximately 23 thousand options are held by non-employee directors. Outstanding options to purchase approximately 203 thousand shares of Intersections’ common stock, with per share exercise prices ranging from $8.11 to $10.85, were not accelerated and remain subject to time-based vesting.
The following table summarizes our stock option activity:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life	(in thousands)
Outstanding at December 31, 2005	3,987,117	$12.61
Granted	—	—
Canceled	(25,490)	14.95
Exercised	(39,694)	0.58

Outstanding at March 31, 2006	3,921,933	$12.72	6.24	—

Exercisable at March 31, 2006	3,814,802	$12.84	6.21	—
In the table above, intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the first quarters of 2006 and 2005 was $360.0 thousand and $1.1 million, respectively.

The following table summarizes our non-vested stock activity as of March 31, 2006:

		Weighted-
		Average
		Fair Value
	Number of Shares	at Grant Date
Non-vested at December 31, 2005	198,696	$0.51
Granted	—	—
Vested	(90,178)	—
Forfeited or expired	(1,387)	—

Non-vested at March 31, 2006	107,131	$0.94

During the quarter ended March 31, 2006, we extended the contractual life of 37,500 fully vested share options held by one employee. As a result of that modification, we did not recognize additional compensation expense for the quarter ended March 31, 2006.
As of March 31, 2006, there was $79.5 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.
Total stock-based compensation recognized in our consolidated statement of income for the three months ended March 31, 2006 was $6 thousand.
We did not grant any additional stock options during the three months ended March 31, 2006.
On March 8, 2006, the Board of Directors approved the 2006 Stock Incentive Plan (the “2006 Plan”), subject to the approval of the stockholders of the Company at our annual meeting scheduled to be held on May 24, 2006. The 2006 Plan provides for the authorization to issue 2,500,000 shares of common stock. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units (“RSUs”) awards. The compensation committee has approved the granting of 569,000 RSUs under the 2006 Stock Incentive Plan, if stockholder approval is obtained at the annual meeting.
Non-Employee Options and Warrants — In December 2002, we granted options to purchase 33,296 shares of our common stock with an exercise price of $8.11 per share, which we deemed to be in excess of the fair market value of the our stock at the date of grant, to external consultants. We will recognize compensation expense for the fair value of these options of approximately $78,000 over the four year vesting period commencing in 2003. For each of the quarters ended March 31, 2005 and 2006, we have recorded $5 thousand of compensation expense associated with these options.
During the year ended December 31, 2001, we granted a warrant to purchase 63,817 shares of our common stock with an exercise price of $0.90 per share to an individual. As this warrant vested immediately, we recorded compensation expense equal to the estimated fair value of the option of approximately $248 thousand. This warrant was exercised in the first quarter of 2006.
The fair value of the non-employee options and warrants has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

2002
Expected dividend yield	0%
Expected volatility	70%
Risk free interest rate	3.54%
Expected life of options	4 years
9. Share Repurchase
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. During 2005, we repurchased 964,822 shares of our common stock at an aggregate investment of approximately $8.6 million. There were no shares repurchased during the three months ended March 31, 2006.

10. Segment Reporting
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
The following table sets forth segment information for the three months ended March 31, 2006 and 2005. Prior to acquisition of ABI on November 12, 2004, the Company provided only services related to the Identity Theft and Credit Management Services segment.

	Identity Theft
	and Credit
	Management Services	Personnel Screening	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2006
Revenue	$42,008	$3,700	$(20)	$45,688

Depreciation and amortization	1,920	167	—	2,087

Income before income taxes	5,428	216	—	5,644

Three Months Ended March 31, 2005
Revenue	$35,653	$2,934	$—	$38,587

Depreciation and amortization	1,290	168	—	1,458

Income before income taxes	3,019	(14)	—	3,005

As of March 31, 2006
Property and equipment, net	$19,821	$1,081	$—	$20,902

Identifiable assets	130,339	22,942	(26,116)	127,165

As of December 31, 2005
Property and equipment, net	$19,755	$898	$—	$20,653

Identifiable assets	126,576	22,395	(25,784)	123,187

11. Tax Related Contingencies
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
Other Data (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Subscribers at beginning of period	3,659,975	2,885,223
New subscribers — indirect	571,969	419,289
New subscribers — direct	142,133	194,481
Cancelled subscribers within first 90 days	250,780	198,703
Cancelled subscribers after first 90 days	374,083	320,408

Subscribers at end of period (1)	3,749,214	2,979,882

Cancellations within 90 days	35.1%	32.4%
Cancellations after 90 days (trailing 12 months)	26.0%	29.5%

Total revenue	$45,688	$38,587
Revenue from transactional sales, personnel screening and other	(4,776)	(3,361)

Subscription revenue	$40,912	$35,226

Marketing and commissions	$11,428	$11,697
Commissions paid on transactional sales and other revenue	(19)	(54)

Marketing and commissions associated with subscription revenue	$11,409	$11,643

(1)	We exclude from subscribers those customers of our clients who are receiving, on a subscription basis, only a small and narrow subset of our service which is purchased on behalf of the client and offered to a large customer base and other customers with terms less than 12 months.

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
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for monthly subscription refunds is established based on our actual cancellation experience.
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
Deferred Subscription Solicitation and Commission Costs
Deferred subscription solicitation and commission costs include direct-response marketing costs and deferred commissions.
Our deferred subscription solicitation and commission costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. Telemarketing, web-based marketing and direct mail expenses are direct response advertising costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). The recoverability of amounts capitalized as deferred subscription solicitation and commission costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
We amortize deferred subscription solicitation and commission costs on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months.
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
Goodwill and Other Intangibles
We review the carrying value of our goodwill and other intangible assets and assess the remaining estimated useful lives of our intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We review the carrying value of our goodwill and intangible assets for impairment by comparing such amounts to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. We will perform the impairment test as of October 31st of each year. When determining fair value, we utilize various assumptions. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, we would then be required to record a corresponding charge which would negatively impact earnings. The goodwill and intangibles balances at March 31, 2006 pertain to the acquisition of ABI on November 12, 2004.
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

On December 19, 2005, Intersections Inc. announced that its Board of Directors had approved the acceleration of the vesting of certain unvested stock options previously awarded under our 2004 Stock Option Plan. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged.
As a result of this action, options to purchase up to approximately 799 thousand shares of common stock, which would otherwise have vested over the next three years, became exercisable effective December 31, 2005. All of these options have exercise prices ranging from $13.00 to $17.82 per share. Based upon the closing stock price for our common stock of $8.64 per share on December 16, 2005, all of these options were “under water” or “out-of-the-money”. Of the accelerated options, approximately 532 thousand options are held by executive officers and approximately 23 thousand options are held by non-employee directors. Outstanding options to purchase approximately 203 thousand shares of Intersections’ common stock, with per share exercise prices ranging from $8.11 to $10.85, were not accelerated and remain subject to time-based vesting.
The Company adopted SFAS 123R beginning January 1, 2006 and elected the modified-prospective method of transition. This method of transition requires us to recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. The adoption of SFAS 123R did not have a material impact on our financial position or results of operations.
In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, or (SFAS 154), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB No. 20.

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

	Identity Theft
	and
	Credit Management
	Services	Personnel Screening	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2006
Revenue	$42,008	$3,700	$(20)	$45,688
Operating expenses:
Marketing	5,285	—	—	5,285
Commissions	6,143	—	—	6,143
Cost of revenue	14,798	1,747	—	16,545
General and administrative	8,886	1,562	(20)	10,428
Depreciation and amortization	1,920	167	—	2,087

Total operating expenses	37,032	3,476	(20)	40,488
Operating income	4,976	224	—	5,200
Investment income	535	—	—	535
Investment expense	(84)	(8)	—	(92)
Other income (expense)	1	—	—	1

Income before taxes	$5,428	$216	$—	$5,644

Three Months Ended March 31, 2005
Revenue	$35,653	$2,934	$—	$38,587
Operating expenses:
Marketing	4,791	—	—	4,791
Commissions	6,906	—	—	6,906
Cost of revenue	11,710	1,420	—	13,130
General and administrative	6,634	1,358	—	7,992
Impairment of software development costs	1,515	—	—	1,515
Depreciation and amortization	1,290	168	—	1,458

Total operating expenses	32,846	2,946	—	35,792
Operating income	2,807	(12)	—	2,795
Investment income	260	—	—	260
Investment expense	(42)	(2)		(44)
Other income (expense)	(6)	—	—	(6)

Income before taxes	$3,019	$(14)	$—	$3,005

Revenue. The increase in revenue of 18.4% to $45.7 million for the three months ended March 31, 2006 from $38.6 million for the three months ended March 31, 2005, is primarily attributed to our Identity Theft and Credit Management Services segment and is primarily a result of an increase in our subscriber base to 3.7 million subscribers for the three months ended March 31, 2006 from 3.0 million for the three months ended March 31, 2005, an increase of 25.8%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients.
As shown in the table below, an increasing percentage of our subscribers are generated from indirect marketing arrangements.

	Three Months Ended
	March 31,
	2006	2005
Percentage of subscribers from indirect marketing arrangements to total subscribers	68.2%	61.3%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	80.1%	68.3%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	40.3%	30.7%
Our relationship with American Express was a shared marketing arrangement under an agreement that expired on December 31, 2005 and on December 21, 2005 we entered into a Services Transition Agreement with American Express. As a result of the Services Transition Agreement, after May 31, 2006, we will cease servicing approximately 95% of our subscribers obtained through American Express, which accounts for approximately 95% of the revenue generated through the American Express relationship. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services.
In late March 2006, we ceased providing services to certain of the customers of one of our clients, which we anticipate will have the effect of reducing our revenue during the second quarter of 2006 by approximately $1 million. Our contract with that client remains in effect and we are continuing to provide services to other customers of that client.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 10.3% to $5.3 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005. This increase is a result of an increase in direct to consumer costs.
As a percentage of revenue, marketing expenses decreased to 11.6% for the three months ended March 31, 2006 from 12.4% for the three months ended March 31, 2005 primarily as the result of an increased percentage of subscribers obtained through indirect marketing arrangements.
The Services Transition Agreement with American Express signed December 21, 2005 provided for a payment of $1.0 million for certain expenses related to marketing costs incurred through May 2006 and transition costs. We had $675 thousand of deferred marketing expenses as of December 31, 2005 which will be offset by this $1.0 million payment between January 1, 2006 and May 31, 2006. The remaining amount will offset identifiable transition costs as they are incurred and the remaining balance will be recorded to other income in May 2006.
Commission Expenses. Commission expenses consist of commissions paid to clients. Commission expenses decreased 11.0% to $6.1 million for the three months ended March 31, 2006 from $6.9 million for the three months ended March 31, 2005. The decrease is a result of a client moving from retail to wholesale and a decrease in American Express commissions due to a change in relationship.
As a percentage of revenue, commission expenses decreased to 13.4% for the three months ended March 31, 2006 from 17.9% for the three months ended March 31, 2005 primarily as the result of an increased percent of subscribers obtained through indirect marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 26.0% to $16.5 million for three months ended March 31, 2006 from $13.1 million for the three months ended March 31, 2005. The increase is directly attributed to the increase in our subscriber base. In addition, costs associated with providing background screening accounted for approximately $327 thousand of the increase.
As a percentage of revenue, cost of revenue was 36.2% for the three months ended March 31, 2006 compared to 34.0% for the three months ended March 31, 2005. The increase is primarily a result of an increased percent of subscribers obtained through indirect marketing arrangements for our Identity Theft and Credit Management Services segment.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and administrative expenses increased 30.5% to $10.4 million for three months ended March 31, 2006 from $8.0 million for the three months ended March 31, 2005. Contributing to the increase were increases in payroll, and professional services, as well as various overhead expenses as a result of our growth and being a public company.
During the first quarter of 2006, based upon the completion of our due diligence, we terminated a letter of intent to acquire a company. In connection with our terminating the letter of intent, we agreed to pay a $200 thousand termination fee, which was charged against operations in the first quarter of 2006 as part of general and administrative expenses.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 43.1% to approximately $2.1 million for the three months ended March 31, 2006 from $1.5 million for the three months ended March 31, 2005 primarily as a result of an increase in property and equipment base as we continue to expand our infrastructure to meet our growth and as a result of the acquisition of ABI. As a percentage of revenue, depreciation and amortization expenses increased to 4.6% for the three months ended March 31, 2006 from 3.8% for the three months ended March 31, 2005.
Impairment of Software Development Costs. During the three months ended March 31, 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs for our Identity Theft and Credit Management Services segment. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand.

Liquidity and Capital Resources
As of March 31, 2006, cash and cash equivalents were $19.2 million compared to $17.6 million as of December 31, 2005. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. Our investment balance at March 31, 2006 was $34.0 million compared to $34.1 million at December 31, 2005. Our investments consist of short-term U.S. Treasury securities with original maturity dates greater than 90 days but no greater than six months.
Our accounts receivable balance as of March 31, 2006 was $16.6 million, including approximately $1.8 million related to ABI, compared to $14.7 million, including approximately $1.4 million related to ABI, as of December 31, 2005. Our accounts receivable balance consists of both credit card transactions that have been approved but not yet deposited to our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $54.5 million as of March 31, 2006 compared to $52.5 million as of December 31, 2005. The increase in working capital is primarily the result of our continued growth and profitability.
Net cash provided by operations was $3.6 million for the three months ended March 31, 2006 compared to net cash used in operations of $3.0 million for the three months ended March 31, 2005. The $6.6 million increase in net cash provided by operations was primarily the result of the payment in the first quarter of 2005 of $5.5 million associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development and changes in assets and liabilities. No such significant payments occurred in the first quarter of 2006.
Net cash used in investing activities was $1.6 million for the three months ended March 31, 2006 compared to net cash used in investing activities of $2.1 million for the three months ended March 31, 2005. Cash used in investing activities during the three months ended March 31, 2006 was primarily the result of the acquisition of property and equipment.
Net cash used in financing activities was $392 thousand for the three months ended March 31, 2006 compared to net cash provided by financing activities of $621 thousand for the three months ended March 31, 2005. Cash used in financing activities during the three months ended March 31, 2006 was primarily the result of capital lease payments of $415 thousand.
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
Contractual Obligations
Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2005, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Our other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In March 2006 we amended one of these arrangements, the effect of which is we are now obligated to pay an aggregate of $4.2 million of minimum royalties. Any further minimum royalty payments by us are paid at our sole discretion.

Forward Looking Statements
Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006, and the following important factors: demand for our services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. During the first quarter of 2006, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set for the in the report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.
Item 2. Unregistered Sales of Equity and Use of Proceeds
(b) On May 5, 2004, we closed the sale of 7,187,500 shares of our common stock, at a price of $17.00 per share in a firm commitment underwritten initial public offering, of which 3,000,000 of the shares were sold by us and the remaining 4,187,500 shares were sold by selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-111194), which the Securities and Exchange Commission declared effective on April 29, 2004.
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
Item 6. Exhibits

10.1*	Disaster Recovery Site Agreement between Intersections Inc. and Digital Matrix Systems, Inc., effective as of March 16, 2006.

10.2	Employment Agreement dated January 25, 2006 between the Company and John M. Casey (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).

10.3	Agreement dated January 25, 2006 between the Company and Debra R. Hoopes (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).

10.4	Amendment, effective as of January 24, 2006, of Master Agreement for Marketing, Operational and Cooperative Services with Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).

10.5	Amendment, effective as of January 24, 2006, of Agreement for Credit Monitoring Batch Processing Services with Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).

10.6	Amendment, effective as of January 24, 2006, of Agreement—Consumer Disclosure Service with Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form 8-K dated January 30, 2006).

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John M. Casey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John M. Casey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006

INTERSECTIONS INC.

	By:	/s/ John M. Casey

John M. Casey
Chief Financial Officer
(Principal financial and accounting officer)