Form 10-Q
period 2006-06-30
INTERSECTIONS INC
filed 2006-08-09
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
As of August 3, 2006, there were 17,742,996 shares of common stock, $0.01 par value, issued and 16,778,174 shares outstanding, with 964,822 shares of treasury stock.

Form 10-Q
June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$45,368	$40,754	$91,057	$79,340
Operating expenses:
Marketing	6,696	4,772	11,980	9,562
Commissions	4,475	6,745	10,619	13,651
Cost of revenue	17,705	14,147	34,249	27,277
General and administrative	10,317	8,673	20,746	16,665
Depreciation and amortization	2,316	1,512	4,403	2,971
Impairment of software development	—	—	—	1,515

Total operating expenses	41,509	35,849	81,997	71,641

Income from operations	3,859	4,905	9,060	7,699
Interest income (expense), net	529	253	972	470
Other income (expense), net	320	(3)	321	(9)

Income before income taxes and minority interest	4,708	5,155	10,353	8,160
Income tax expense	(1,853)	(1,980)	(4,086)	(3,193)

Income before minority interest	2,855	3,175	6,267	4,967
Minority interest	(106)	—	(106)	—

Net income	$2,749	$3,175	$6,161	$4,967

Net income per basic share	$0.16	$0.19	$0.37	$0.29
Net income per diluted share	$0.16	$0.18	$0.35	$0.27

Weighted average common shares outstanding	16,745	17,037	16,724	17,211
Dilutive effect of common stock equivalents	778	772	651	932

Weighted average common shares outstanding — assuming dilution	17,523	17,809	17,375	18,143

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,780	$17,555
Short-term investments	8,375	34,087
Accounts receivable, net of allowance of doubtful accounts and refund reserve of $80 (2006) and $107 (2005)	20,051	14,746
Prepaid expenses and other current assets	3,996	3,071
Deferred subscription solicitation and commission costs	7,103	8,818

Total current assets	91,305	78,277

PROPERTY AND EQUIPMENT—Net	20,901	20,653
GOODWILL	23,223	16,741
INTANGIBLE ASSETS	1,962	1,325
OTHER ASSETS	8,953	6,191

TOTAL ASSETS	$146,344	$123,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,916	$3,863
Accrued expenses and other current liabilities	9,021	8,480
Accrued payroll and employee benefits	4,231	3,094
Commissions payable	894	1,966
Deferred revenue	6,858	3,888
Current obligations under capital leases	1,164	1,370
Deferred tax liability	2,007	2,007
Income tax payable	1,238	1,116

Total current liabilities	31,329	25,784

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	2,263	2,797
OTHER LONG-TERM LIABILITIES	689	292
DEFERRED TAX LIABILITY	1,370	1,370

MINORITY INTEREST	11,329	—

STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized: 50,000; shares issued; 17,728 shares (2006) and 17,610 shares (2005); shares outstanding; 16,763 (2006) and 16,645 (2005)	177	176
Deferred compensation	—	(10)
Additional paid-in capital	93,685	93,367
Treasury stock, 965 shares at cost	(8,600)	(8,600)
Retained earnings	14,172	8,011
Accumulated other comprehensive loss	(70)	—

Total stockholders’ equity	99,364	92,944

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,344	$123,187

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED STATEMENT OF OTHER COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET INCOME	$2,749	$3,175	$6,161	$4,967

OTHER COMPREHENSIVE INCOME, net of tax – Foreign currency translation adjustment	(70)	—	(70)	—

COMPREHENSIVE INCOME	$2,679	$3,175	$6,091	$4,967

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,161	$4,967
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,451	2,971
Amortization of gain from sale leaseback	(48)	—
Loss on disposal of fixed assets	54	—
Minority interest	106	—
Provision for doubtful accounts and refund reserve	18	19
Stock based compensation	265	10
Deferred income tax	—	173
Impairment of software development costs	—	1,515
Amortization of deferred subscription solicitation and commission costs	10,505	10,814

Changes in assets and liabilities:
Accounts receivable	(3,695)	(1,848)
Prepaid expenses and other current assets	(812)	101
Deferred subscription solicitation and commission costs	(8,790)	(10,866)
Other assets	(2,527)	(5,712)
Accounts payable	1,830	1,235
Accrued expenses and other current liabilities	978	(1,093)
Accrued payroll and employee benefits	851	21
Commissions payable	(1,071)	(187)
Income tax payable	122	2,510
Deferred revenue	2,970	(165)
Other long-term liabilities	247	15

Net cash provided by operating activities	11,615	4,480

NET CASH PROVIDED BY INVESTING ACTIVITIES:
Net investments sold	25,712	10,513
Cash received in the acquisition of Screening International	1,710	—
Acquisition of property and equipment	(3,993)	(6,117)

Net cash provided by investing activities	23,429	4,396

NET CASH USED IN FINANCING ACTIVITIES:
Options exercised	63	1,035
Repurchase of treasury stock	—	(6,569)
Debt issuance costs	(50)	—
Capital lease payments	(753)	(726)

Net cash used in financing activities	(740)	(6,260)

EFFECT OF EXCHANGE RATE ON CASH	(79)	—
INCREASE IN CASH AND CASH EQUIVALENTS	34,225	2,616
CASH AND CASH EQUIVALENTS—Beginning of period	17,555	12,027

CASH AND CASH EQUIVALENTS—End of period	$51,780	$14,643

See Notes to Condensed Consolidated Financial Statements

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$133	$57

Cash paid for taxes	$3,892	$827

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Debt issuance costs accrued	$171	$—

Equipment obtained under capital lease	$—	$808

Equipment accrued but not paid	$448	$382

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
Our services include daily, monthly or quarterly monitoring of our subscribers’ credit files at one or all three of the major credit reporting agencies, Equifax, Experian and TransUnion. We deliver our services through the Internet, telecommunications and mail to our subscribers in a user-friendly format. We also offer credit score analysis tools, credit education, an identity theft recovery unit, security breaches and identity theft cost coverage.
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
On May 31, 2006, we and Control Risks Group Holdings Limited (CRG) completed the previously announced joint venture transaction, pursuant to which they have formed a new company, Screening International LLC, to own and operate Intersections’ wholly-owned subsidiary, American Background Information Services, Inc. (ABI), and CRG’s U.K. background screening business, Control Risks Screening Limited. Intersections owns 55% of this joint venture and CRG owns 45%. Through majority-owned Screening International LLC, Intersections provides pre-employment background screening services domestically and internationally in partnership with Control Risks Group Limited of the United Kingdom. Screening International provides businesses with a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. American Background has been in business since 1996, and provides services to a variety of businesses and industries, such as manufacturing, healthcare, telecommunications and retail businesses. American Background’s clients range from small private businesses to Fortune 500 companies.
2. Basis of Presentation, Consolidation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. Certain information and footnote disclosures included in complete financial statements have been either condensed or omitted. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006. Financial results for the period may not be reflective of results anticipated for the entire year.

We translate the asset and liabilities of our CRG joint venture at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net income. Because we own a controlling interest in Screening International, we consolidate Screening International in our consolidated financial statements.
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
The point in time that the Company records revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of June 30, 2006 and December 31, 2005, the accompanying consolidated balance sheets include deferred revenue of $6,734 thousand and $3,761 thousand, respectively, from such programs.
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. As of June 30, 2006 and December 31, 2005, deferred revenue includes $124 thousand and $127 thousand, respectively, for such deferred subscription fees. An allowance for refunds on monthly subscriptions is established based on our historical experience. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned.
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
Deferred subscription solicitation and commission costs as of June 30, 2006 and December 31, 2005 were $7,103 thousand and $8,818 thousand, respectively. Amortization of deferred subscription solicitation and commission costs for the three month periods ended June 30, 2006 and 2005 were $5,365 thousand and $5,423 thousand, respectively. Amortization of deferred subscription solicitation costs for the six month periods ended June 30, 2006 and 2005 were $10,505 thousand and $10,814 thousand, respectively. Subscription solicitation costs expensed as incurred as they did not meet the criteria for deferral in accordance with SOP 93-7 for the three months ended June 30, 2006 and 2005 were $2,300 thousand and $61 thousand, respectively. Subscription solicitation costs expensed as incurred in the six months ended June 30, 2006 and 2005 were $3,419 thousand and $115 thousand, respectively.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
FIN 48 becomes effective for accounting for uncertainty in income taxes in fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.
3. Earnings Per Share
Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes shares issued under our equity plans and warrants. For the three and six months ended June 30, 2006, options to purchase 2,941,215 and 2,941,215 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future. For the three and six months ended June 30, 2005, options to purchase 2,983,516 and 2,322,011 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.
The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statement of operations for the three and six months ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Net income available to common shareholders — basic and diluted	$2,749	$3,175	$6,161	$4,967

Weighted average common shares outstanding—basic	16,745	17,037	16,724	17,211
In-the-money options exercisable under stock compensation plans	778	772	651	932

Weighted average common shares outstanding—diluted	17,523	17,809	17,375	18,143

Income per common share:
Basic	$0.16	$0.19	$0.37	$0.29
Diluted	$0.16	$0.18	$0.35	$0.27

4. Other Assets.
The components of our other assets are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Prepaid royalty payments	$7,779	$5,833
Other	1,174	358

	$8,953	$6,191

In February and March 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that we introduced in the first quarter of 2006. Under these arrangements, we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Under the agreement, we prepaid $8.4 million collectively, which will be applied against future royalties incurred and the minimum royalty payments.
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
6. Business Acquisition
We agreed with CRG to form a joint venture in the background screening business. The joint venture, called Screening International LLC (SI), was created by combining our wholly-owned subsidiary ABI and CRG’s U.K. background screening business Control Risks Screening Limited (CRS).
We initially contributed all of the outstanding shares of our wholly-owned subsidiary, ABI, to Screening International, in exchange for a 55% ownership interest in Screening International. The background screening operations and assets of Control Risk Group were transferred to its wholly-owned subsidiary, Control Risks Screening Limited, and at closing Control Risk Group initially contributed all of the outstanding shares of Control Risks Screening Limited to the JV Company, in exchange for a 45% ownership interest. In addition, Intersections and Control Risk Group have agreed to cooperate to meet any future financing needs of the JV Company, including seeking third party financing, agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.
The final determination of the purchase price allocation will be based on the fair values of the assets and liabilities assumed including acquired intangible assets. This determination will be made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The estimated purchase price of the acquisition is $11.3 million, net of $529 thousand in acquisition costs.
The preliminary allocation of purchase price, including estimated acquisition costs is as follows (in thousands):

Current assets	$4,126
Property and equipment	378
Goodwill	6,482
Intangible assets	824

Total consideration	$11,810

In accordance with SFAS No. 141, the Company recorded goodwill in the amount of $6.5 million for the excess of the purchase price, including estimated acquisition costs, over the net assets acquired. Intangibles assets were recorded at an estimated value of $824 thousand, and consist primarily of customer and marketing related assets. The purchase price allocation is subject to final determination by the Company. Customer intangible assets will be amortized over a period of seven years and marketing intangible assets will be amortized over a period of three years.

7. Goodwill and Intangibles
The components of goodwill and other intangibles are as follows (in thousands):

	June 30, 2006	December 31, 2005
Goodwill	$23,223	$16,741
Other intangibles	2,533	1,709

	25,756	18,450
Less: Accumulated amortization	(571)	(384)

	$25,185	$18,066

As of June 30, 2006, we had intangibles that consisted of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$2,155	$(564)	$1,591	$1,709	$(384)	$1,325
Marketing related	378	(7)	371	—	—	—

Total intangibles	$2,533	$(571)	$1,962	$1,709	$(384)	$1,325

Intangible assets will be amortized over a period of three to seven years. For the three and six months ended June 30, 2006, we had an aggregate amortization expense of $101 thousand and $187 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining six months ending December 31, 2006	$263

For the years ending December 31,
2007	558
2008	560
2009	439
2010	52
2011	42
2012	33
2013	15
8. Leases
In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility will be set at the time the Company draws upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. The agreement for the draw provided for a sale of our equipment with a recorded value of $1.0 million to the financial institution and the subsequent lease of that equipment by us for $1.2 million. The lease was classified as a capital lease pursuant to FAS 13 “Accounting for Leases”. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain which will be amortized in proportion to the amortization of the leased assets. As of June 30, 2006, the balance of the lease liability and deferred gain was $848 thousand and $182 thousand, respectively.
9. Stock Based Compensation
We currently have three equity incentive plans which provide us with the opportunity to compensate selected employees with stock options, restricted stock awards and/or restricted stock unit awards. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A restricted stock unit (RSU) is an equity award that represents the right to receive one share of common stock, $0.01 par value, on the date the RSU vests. RSU’s are granted at no cost to the employee. Employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants.
On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4,162,004 shares pursuant to an amendment to the plan executed in November 2001. Individual awards under the 1999 Plan may take the form of incentive stock options or nonqualified stock options. We do not intend to issue further options under the 1999 Plan.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of June 30, 2006, 2,149,845 shares of common stock were issued under the 2004 Plan. Individual awards under the 2004 Plan may take the form of incentive stock options or nonqualified stock options.
On March 8, 2006 and May 24, 2006 the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan provides for the authorization to issue 2,500,000 shares of common stock. As of June 30, 2006, 569,000 shares have been issued. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units.
The compensation committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.
The 1999 Plan will remain in effect until August 24, 2009, the 2004 Plan will remain in effect until May 5, 2014, and the 2006 plan will remain in effect until March 7, 2016 unless terminated by the Board of Directors.
Prior to adoption of SFAS No. 123R, “Accounting for Stock-Based Compensation”, we accounted for stock option grants under these plans using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for our stock-based compensation plans. Accordingly, we measured compensation expense based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price.
The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation.
Our net income in the second quarter of 2005 would have been as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
Net income:
As reported	$3,175	$4,967
Deduct: total stock-based employee compensation expense determined under the fair value method	(1,547)	(2,089)

Pro forma	$1,628	$2,878

Net income per basic share:
As reported	$.19	$.29
Pro forma	$.10	$.17
Net income per diluted share:
As reported	$.18	$.27
Pro forma	$.09	$.16
Stock Options
For SFAS No. 123 pro forma purposes, the fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
June 30, 2006
(unaudited)
Expected dividend yield	0%
Expected volatility	52%
Risk free interest rate	4.79%
Expected life of options	4 years
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
The following table summarizes our stock option activity:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life	(in thousands)
Outstanding at December 31, 2005	3,987,117	$12.61
Granted	40,000	11.32
Canceled	(32,165)	14.61
Exercised	(78,694)	0.81

Outstanding at June 30, 2006	3,916,258	$12.82	5.62	—

Exercisable at June 30, 2006	3,772,321	$12.96	5.55	—
In the table above, intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the first six months of 2006 and 2005 was $716 thousand and $1.6 million, respectively.
The following table summarizes our non-vested stock option activity as of June 30, 2006:

		Weighted-
		Average
		Fair Value
	Number of Shares	at Grant Date
Non-vested at December 31, 2005	198,696	$0.51
Granted	40,000
Vested	(92,678)
Forfeited or expired	(2,081)

Non-vested at June 30, 2006	143,937	$2.06

During the six months ended June 30, 2006, we extended the contractual life of 37,500 fully vested share options held by one employee. Under FAS 123(R) there was no additional compensation expense recognized.
As of June 30, 2006, there was $266 thousand of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.
Total stock-based compensation for stock options recognized in our consolidated statement of income for the six months ended June 30, 2006 was $25 thousand.

Restricted Stock Units
The following table summarizes our restricted stock units activity:

		Weighted-Average	Aggregate
		Remaining	Fair
	Number of	Contractual	Value
	RSUs	Life	(in thousands)
Outstanding at December 31, 2005	—	—	$—
Granted	569,000	2.7	5,366
Canceled	—	—	—
Forfeited or expired	—	—	—

Outstanding at June 30, 2006	569,000	2.7	$5,366

     The following table summarizes our non-vested restricted stock activity as of June 30, 2006:

		Weighted-
		Average
		Fair Value
	Number of Shares	at Grant Date
Non-vested at December 31, 2005	—	$—
Granted	569,000	9.43
Vested	—	—
Forfeited or expired	—	—

Non-vested at June 30, 2006	569,000	$9.43

As of June 30, 2006, there was $4.9 million of total unrecognized compensation cost related to nonvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.
Total stock-based compensation recognized for restricted stock units in our consolidated statement of income for the six months ended June 30, 2006 was $230 thousand.
Non-Employee Options and Warrants — In December 2002, we granted options to purchase 33,296 shares of our common stock with an exercise price of $8.11 per share to external consultants. We will recognize compensation expense for the fair value of these options of approximately $78,000 over the four year vesting period commencing in 2003. For each of the quarters ended June 30, 2005 and 2006, we have recorded $5 thousand of compensation expense associated with these options.
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
11. Segment Reporting
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
The following table sets forth segment information for the three and six months ended June 30, 2006 and 2005. Prior to the Screening International transaction on May 31, 2006, Personnel Screening included the results of ABI. Subsequent to May 31, 2006 our financial results for Personnel Screening include the results of Screening International.

	Identity Theft
	and Credit
	Management Services	Personnel Screening	Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2006
Revenue	$81,281	$9,806	$(30)	$91,057

Depreciation and amortization	4,028	375	—	4,403

Income before income taxes	$9,298	$1,055	$—	$10,353

Six Months Ended June 30, 2005
Revenue	$72,723	$6,617	$—	$79,340

Depreciation and amortization	2,660	311	—	2,971

Income before income taxes	$7,931	$229	$—	$8,160

Three Months Ended June 30, 2006
Revenue	$39,273	$6,105	$(10)	$45,368

Depreciation and amortization	2,108	208	—	2,316

Income before income taxes	$3,870	$838	$—	$4,708

Three Months Ended June 30, 2005
Revenue	$37,071	$3,683	$—	$40,754

Depreciation and amortization	1,369	143	—	1,512

Income before income taxes	$4,913	$242	$—	$5,155

As of June 30, 2006
Property and equipment, net	$19,325	$1,576	$—	$20,901

Identifiable assets	$136,400	$36,182	$(26,238)	$146,344

As of December 31, 2005
Property and equipment, net	$19,755	$898	$—	$20,653

Identifiable assets	$126,576	$22,395	$(25,784)	$123,187

12. Tax Related Contingencies
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
13. Subsequent Events
On July 3, 2006, we completed the acquisition of Charter Marketing Services (CMSI), an Illinois corporation. CMSI, which has been in business for 25 years, distributes its products, primarily accidental health and membership programs, through marketing partnerships with the largest mortgage servicers in the United States as well as other financial institutions. In calendar year 2005, CMSI reported $51 million in revenue. The acquisition of CMSI provides us the opportunity to diversify our client and product portfolios. CMSI provides us access to new market segments, particularly with large mortgage servicers.
The aggregate consideration paid in connection with the closing of the merger was $53.7 million of which $5.5 million was deposited into an escrow account to secure certain indemnification obligations. The aggregate consideration may also be increased or decreased to the extent that CMSI’s working capital as of the closing date is determined to be greater than or less than estimated working capital as of the closing date. The aggregate consideration paid in connection with the closing was funded from a mixture of existing cash of $38.7 million and borrowings under the credit facility described below of $15 million. We are currently in the process of performing the allocation of the purchase price for this transaction.
On July 3, 2006, we entered into a $40,000,000 credit agreement with Bank of America, N.A. (Credit Agreement). The Credit Agreement consists of a revolving credit facility in the amount of $25,000,000 and a term loan facility in the amount of $15,000,000. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility are to be used solely to pay a portion of the purchase price of the acquisition by the Company of CMSI and related costs and expenses of such acquisition. We borrowed the full $15,000,000 term loan facility

(the “Term Loan”). The Credit Agreement provides that the Term Loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%.

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
Recent Developments
On May 31, 2006, we and Control Risks Group Holdings Limited (CRG) completed the previously announced joint venture transaction, pursuant to which they have formed a new company, Screening International LLC, to own and operate Intersections’ wholly-owned subsidiary, American Background Information Services, Inc. (ABI), and CRG’s U.K. background screening business, Control Risks Screening Limited. Intersections owns 55% of this joint venture and CRG owns 45%. Through majority-owned Screening International LLC, Intersections provides pre-employment background screening services domestically and internationally in partnership with Control Risks Group Limited of the United Kingdom. Screening International provides businesses with a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. American Background has been in business since 1996, and provides services to a variety of businesses and industries, such as manufacturing, healthcare, telecommunications and retail businesses. American Background’s clients range from small private businesses to Fortune 500 companies.
On July 3, 2006, we completed the acquisition of Charter Marketing Services (CMSI), an Illinois corporation. CMSI, which has been in business for 25 years, distributes its products, primarily accidental health and membership programs, through marketing partnerships with the largest mortgage servicers in the United States as well as other financial institutions. In calendar year 2005, CMSI reported $51 million in revenue. The acquisition of CMSI provides us the opportunity to diversify our client and product portfolios. CMSI provides us access to new market segments, particularly with large mortgage servicers.
The aggregate consideration paid in connection with the closing of the merger was $53.7 million of which $5.5 million was deposited into an escrow account to secure certain indemnification obligations. The aggregate consideration may also be increased or decreased to the extent that CMSI’s working capital as of the closing date is determined to be greater than or less than estimated working capital as of the closing date. The aggregate consideration paid in connection with the closing was funded from a mixture of existing cash of $38.7 million and borrowings under the credit facility described below of $15 million.
On July 3, 2006, we entered into a $40,000,000 credit agreement with Bank of America, N.A. (Credit Agreement). The Credit Agreement consists of a revolving credit facility in the amount of $25,000,000 and a term loan facility in the amount of $15,000,000. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility are to be used solely to pay a portion of the purchase price of the acquisition by the Company of CMSI and related costs and expenses of such acquisition. We borrowed the full $15,000,000 term loan facility (the “Term Loan”). The Credit Agreement provides that the Term Loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%.

The following table details other selected subscriber and financial data.
Other Data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Subscribers at beginning of period	3,749,214	2,979,882	3,659,975	2,885,223
New subscribers — indirect	596,903	562,423	1,168,872	981,712
New subscribers — direct	245,867	164,894	388,000	359,375
Cancelled subscribers within first 90 days	206,093	219,382	456,873	418,085
Cancelled subscribers after first 90 days (1)	642,033	308,649	1,016,116	629,057

Subscribers at end of period (2)	3,743,858	3,179,168	3,743,858	3,179,168

Cancellations within 90 days	24.5%	30.2%	29.3%	31.2%
Cancellations after 90 days (trailing 12 months)	30.8%	29.0%	30.8%	29.0%

Total revenue	$45,368	$40,754	$91,057	$79,340
Revenue from transactional sales, personnel screening and other	(8,042)	(4,194)	(12,819)	(7,554)

Subscription revenue	$37,326	$36,560	$78,238	$71,786

Marketing and commissions	$11,171	$11,517	$22,599	$23,213
Commissions paid on transactional sales and other revenue	(12)	(33)	(31)	(87)

Marketing and commissions associated with subscription revenue	$11,159	$11,484	$22,568	$23,126

(1)	The increase in cancelled subscribers after the first 90 days was primarily attributable to the impact of expiration of our contract with American Express.

(2)	We exclude from subscribers those customers of our clients who are receiving, on a subscription basis, only a small and narrow subset of our service which is purchased on behalf of the client and offered to a large customer base and other customers with terms less than 12 months.

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
Acquisition Related Assets and Liabilities
Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property , plant and equipment and intangible assets. We use all available information to make these fair value determination and for major acquisitions engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets.
Goodwill and Other Intangibles
We review the carrying value of our goodwill and other intangible assets and assess the remaining estimated useful lives of our intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We review the carrying value of our goodwill and intangible assets for impairment by comparing such amounts to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. We will perform the impairment test as of October 31st of each year. When determining fair value, we utilize various assumptions. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, we would then be required to record a corresponding charge which would negatively impact earnings. The goodwill and intangibles balances as of June 30, 2006 pertain to the acquisitions of ABI on November 12, 2004 and Screening International on May 31, 2006.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
FIN 48 becomes effective for accounting for uncertainty in income taxes in fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

	Identity Theft
	and
	Credit
	Management	Personnel
	Services	Screening	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2006
Revenue	$39,273	$6,105	$(10)	$45,368
Operating expenses:
Marketing	6,696	—	—	6,696
Commissions	4,475	—	—	4,475
Cost of revenue	14,645	3,060	—	17,705
General and administrative	8,389	1,938	(10)	10,317
Depreciation and amortization	2,108	208	—	2,316

Total operating expenses	36,313	5,206	(10)	41,509
Operating income	2,960	899	—	3,859
Investment income (expense)	590	(61)	—	529
Other income (expense)	320	—	—	320

Income before taxes	$3,870	$838	$—	$4,708

Three Months Ended June 30, 2005
Revenue	$37,071	$3,683	$—	$40,754
Operating expenses:
Marketing	4,772	—	—	4,772
Commissions	6,745	—	—	6,745
Cost of revenue	12,400	1,747	—	14,147
General and administrative	7,120	1,553	—	8,673
Depreciation and amortization	1,369	143	—	1,512

Total operating expenses	32,406	3,443	—	35,849
Operating income	4,665	240	—	4,905
Investment income (expense)	255	(2)	—	253
Other income (expense)	(7)	4	—	(3)

Income before taxes	$4,913	$242	$—	$5,155

Revenue. The increase in revenue of 11.3% to $45.4 million for the three months ended June 30, 2006 from $40.8 million for the three months ended June 30, 2005, is attributed to our Identity Theft and Credit Management Services and Personnel Screening segments. The increase in Personnel Screening is primarily a result of an increase in our domestic operations along with the addition of our UK operation in June 2006. The increase in Identity Theft and Credit Management Services is primarily the result of an increase in our subscriber base to 3.7 million subscribers for the three months ended June 30, 2006 from 3.2 million for the three months ended June 30, 2005, an increase of 17.8%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients.
As shown in the table below, an increasing percentage of our subscribers are generated from indirect marketing arrangements.

	Quarter Ended
	June 30,
	2006	2005
Percentage of subscribers from indirect marketing arrangements to total subscribers	73.1%	64.0%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	70.8%	77.3%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	42.6%	32.9%
Our relationship with American Express was a shared marketing arrangement under an agreement that expired on December 31, 2005 and on December 21, 2005 we entered into a Services Transition Agreement with American Express. As a result of the Services Transition Agreement, after May 31, 2006, we ceased servicing approximately 95% of our subscribers obtained through American Express, which accounted for approximately 95% of the revenue generated through the American Express relationship. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 40.3% to $6.7 million for the three months ended June 30, 2006 from $4.8 million for the three months ended June 30, 2005. This increase is primarily a result of an increase in direct to consumer costs. We anticipate an increased investment for, at a minimum, the remainder of 2006 in the direct marketing program with clients.
As a percentage of revenue, marketing expenses increased to 14.8% for the three months ended June 30, 2006 from 11.7% for the three months ended June 30, 2005 primarily as the result of an increase in direct to consumer costs and an increased percentage of subscribers obtained through indirect marketing arrangements.
The Services Transition Agreement with American Express signed December 21, 2005 provided for a payment of $1.0 million for certain expenses related to marketing costs incurred through May 2006 and transition costs. We had $675 thousand of deferred marketing expenses as of December 31, 2005 which was offset by the $1.0 million payment between January 1, 2006 and May 31, 2006. The remaining amount offset identifiable transition costs as they were incurred and the remaining balance was recorded to other income in May 2006.
Commission Expenses. Commission expenses consist of commissions paid to clients. Commission expenses decreased 33.7% to $4.5 million for the three months ended June 30, 2006 from $6.7 million for the three months ended June 30, 2005. The decrease is a result of a client moving from direct to indirect marketing arrangements and a decrease in American Express commissions due to a change in relationship.
As a percentage of revenue, commission expenses decreased to 9.9% for the three months ended June 30, 2006 from 16.6% for the three months ended June 30, 2005 primarily as the result of an increased percent of subscribers obtained through indirect marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 25.2% to $17.7 million for three months ended June 30, 2006 from $14.1 million for the three months ended June 30, 2005. The increase in Identity Theft and Credit Management Services is primarily the result of an increase in our subscriber base. The increase in Personnel Screening is primarily a result of an increase in our domestic operations along with the addition of our UK operation in June 2006. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients.
As a percentage of revenue, cost of revenue was 39.0% for the three months ended June 30, 2006 compared to 34.7% for the three months ended June 30, 2005, primarily as the result of an increased percent of subscribers obtained through indirect marketing arrangements.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and administrative expenses increased 19.0% to $10.3 million for three months ended June 30, 2006 from $8.7 million for the three months ended June 30, 2005. Contributing to the increase were increases in payroll, and professional services, as well as various overhead expenses as a result of our growth and being a public company.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 53.2% to approximately $2.3 million for the three months ended June 30, 2006 from $1.5 million for the three months ended June 30, 2005 primarily as a result of an increase in our property and equipment base as we continue to expand our infrastructure to meet our growth. As a percentage of revenue, depreciation and amortization expenses increased to 5.1% for the three months ended June 30, 2006 from 3.7% for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

	Identity Theft
	and
	Credit
	Management	Personnel
	Services	Screening	Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2006
Revenue	$81,281	$9,806	$(30)	$91,057
Operating expenses:
Marketing	11,980	—	—	11,980
Commissions	10,619	—	—	10,619
Cost of revenue	29,442	4,807	—	34,249
General and administrative	17,276	3,500	(30)	20,746
Depreciation and amortization	4,028	375	—	4,403

Total operating expenses	73,345	8,682	(30)	81,997
Operating income	7,936	1,124	—	9,060
Investment income (expense)	1,041	(69)	—	972
Other income (expense)	321	—	—	321

Income before taxes	$9,298	$1,055	$—	$10,353

Six Months Ended June 30, 2005
Revenue	$72,723	$6,617	$—	$79,340
Operating expenses:
Marketing	9,562	—	—	9,562
Commissions	13,651	—	—	13,651
Cost of revenue	24,111	3,166	—	27,277
General and administrative	13,753	2,912	—	16,665
Impairment of software development costs	1,515	—	—	1,515
Depreciation and amortization	2,660	311	—	2,971

Total operating expenses	65,252	6,389	—	71,641
Operating income	7,471	228	—	7,699
Investment income (expense)	473	(3)	—	470
Other income (expense)	(13)	4	—	(9)

Income before taxes	$7,931	$229	$—	$8,160

Revenue. The increase in revenue of 14.8% to $91.1 million for the six months ended June 30, 2006 from $79.3 million for the six months ended June 30, 2005, is attributed to our Identity Theft and Credit Management Services and Personnel Screening segments. The increase in Personnel Screening is primarily a result of an increase in our domestic operations along with the addition of our UK operation in June 2006. The increase in Identity Theft and Credit Management Services is primarily the result of an increase in our subscriber base to 3.7 million subscribers for the six months ended June 30, 2006 from 3.2 million for the six months ended June 30, 2005, an increase of 17.8%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients.
As shown in the table below, an increasing percentage of our subscribers are generated from indirect marketing arrangements.

	Six Months Ended
	June 30,
	2006	2005
Percentage of subscribers from indirect marketing arrangements to total subscribers	70.7%	62.7%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	75.1%	73.2%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	41.4%	31.8%
Our relationship with American Express was a shared marketing arrangement under an agreement that expired on December 31, 2005 and on December 21, 2005 we entered into a Services Transition Agreement with American Express. As a result of the Services Transition Agreement, after May 31, 2006, we ceased servicing approximately 95% of our subscribers obtained through American Express, which accounted for approximately 95% of the revenue generated through the American Express relationship. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 25.3% to $12.0 million for the six months ended June 30, 2006 from $9.6 million for the six months ended June 30, 2005. This increase is a result of an increase in direct to consumer costs. We anticipate an increased investment for, at a minimum, the remainder of 2006 in the direct marketing program with clients.
As a percentage of revenue, marketing expenses increased to 13.2% for the six months ended June 30, 2006 from 12.1% for the six months ended June 30, 2005 primarily as the result of an increase in direct to consumer costs and an increased percentage of subscribers obtained through indirect marketing arrangements.
The Services Transition Agreement with American Express signed December 21, 2005 provided for a payment of $1.0 million for certain expenses related to marketing costs incurred through May 2006 and transition costs. We had $675 thousand of deferred marketing expenses as of December 31, 2005 which was offset by the $1.0 million payment between January 1, 2006 and May 31, 2006. The remaining balance of $325 thousand was recorded to other income in May 2006.
Commission Expenses. Commission expenses consist of commissions paid to clients. Commission expenses decreased 22.2% to $10.6 million for the six months ended June 30, 2006 from $13.7 million for the six months ended June 30, 2005. The decrease is a result of a client moving from direct to indirect marketing arrangements and a decrease in American Express commissions due to a change in relationship.
As a percentage of revenue, commission expenses decreased to 11.7% for the six months ended June 30, 2006 from 17.2% for the six months ended June 30, 2005 primarily as the result of an increased percent of subscribers obtained through indirect marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 25.6% to $34.2 million for six months ended June 30, 2006 from $27.3 million for the six months ended June 30, 2005. The increase in Identity Theft and Credit Management Services is primarily the result of an increase in our subscriber base. The increase in Personnel Screening is primarily a result of an increase in our domestic operations along with the addition of our UK operation in June 2006. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients.
As a percentage of revenue, cost of revenue was 37.6% for the six months ended June 30, 2006 compared to 34.4% for the six months ended June 30, 2005. The increase is primarily a result of an increased percent of subscribers obtained through indirect marketing arrangements for our Identity Theft and Credit Management Services segment.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and administrative expenses increased 24.5% to $20.7 million for the six months ended June 30, 2006 from $16.7 million for the six months ended June 30, 2005. Contributing to the increase were increases in payroll, and professional services, as well as various overhead expenses as a result of our growth and being a public company.
During the first quarter of 2006, based upon the completion of our due diligence, we terminated a letter of intent to acquire a company. In connection with our terminating the letter of intent, we agreed to pay a $200 thousand termination fee, which was charged against operations in the first quarter of 2006 as part of general and administrative expenses.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software and the amortization of intangible assets. Depreciation and amortization increased 48.2% to approximately $4.4 million for the six months ended June 30, 2006 from $3.0 million for the six months ended June 30, 2005. As a percentage of revenue, depreciation and amortization expenses increased to 4.8% for the six months ended June 30, 2006 from 3.7% for the six months ended June 30, 2005.
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

Liquidity and Capital Resources
As of June 30, 2006, cash and cash equivalents were $51.8 million compared to $17.6 million as of December 31, 2005. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. Our investment balance at June 30, 2006 was $8.4 million compared to $34.1 million at December 31, 2005. Our investments consist of short-term U.S. Treasury securities with original maturity dates greater than 90 days but no greater than six months. In June 2006 $25.0 million was transferred out of investments into cash in anticipation of the acquisition of Chartered Market Services Inc. On July 3, 2006 we paid $38.7 million in cash and incurred debt of $15 million for the purchase of CMSI.
Our accounts receivable balance as of June 30, 2006 was $20.1 million, including approximately $4.7 million related to Screening International, compared to $14.7 million, including approximately $1.4 million related to ABI, as of December 31, 2005. Our accounts receivable balance consists of both credit card transactions that have been approved but not yet deposited to our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $60.0 million as of June 30, 2006 compared to $52.5 million as of December 31, 2005. The increase in working capital is primarily the result of our continued growth and profitability.
Net cash provided by operations was $11.6 million for the six months ended June 30, 2006 compared to $4.5 million for the six months ended June 30, 2005. The $7.1 million increase in net cash provided by operations was primarily the result of the payment in the first quarter of 2005 of $5.5 million associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product and changes in assets and liabilities. In 2006, $2.4 million was paid for royalties. The remaining increase is due to the changes in assets and liabilities.
Net cash provided by investing activities was $23.4 million for the six months ended June 30, 2006 compared to $4.4 million for the six months ended June 30, 2005. Cash provided by investing activities during the six months ended June 30, 2006 was primarily the result of proceeds received from the net sale of investments of $25.7 million.
Net cash used in financing activities was $740 thousand for the six months ended June 30, 2006 compared $6.3 million for the six months ended June 30, 2005. The $5.6 million decrease in cash used in financing activities was primarily the result of the treasury stock purchase in 2005.
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
On July 3, 2006, we entered into a $40,000,000 credit agreement with Bank of America, N.A. The Credit Agreement consists of a revolving credit facility in the amount of $25,000,000 and a term loan facility in the amount of $15,000,000. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility are to be used solely to pay a portion of the purchase price of the acquisition by the Company of CMSI and related costs and expenses of such acquisition. We borrowed the full $15,000,000 Term Loan facility. The Credit Agreement provides that the Term Loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%.

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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. During the second quarter of 2006, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Changes in internal control over financial reporting. Except for the changes noted below, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the second quarter of 2006, we completed the previously announced joint venture transaction with CRG, pursuant to which a new company, Screening International LLC, was formed to own and operate our wholly-owned subsidiary, ABI, and CRG’s U.K. background screening business, Control Risks Screening Limited. As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the combined joint venture with those of the company and believe this process will be completed in 2007. Management intends to exclude the internal controls of Screening International LLC from its annual assessment of the effectiveness of the company’s internal control over financial reporting (Section 404) for 2006. This exclusion is in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the CROA and the PA CSA. Plaintiff contends that we and Capital One are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs. We deny any liability or wrongdoing, deny that a class action is appropriate, and will vigorously defend against all claims. On June 12, 2006, the U.S. District Court granted our motion to dismiss and stayed the case on the grounds that the plaintiff is required to submit her claims to mandatory arbitration. On June 29, 2006, the U.S. District Court granted the plaintiff’s motion to stay the case pending an interlocutory appeal of the District Court’s order to the U.S. Court of Appeals for the Third Circuit. The plaintiff has filed a petition with the U.S. Court of Appeals for the Third Circuit seeking leave to file an appeal of the District Court’s order, and the plaintiff’s petition is pending.
Except as described above, the Company is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the Company’s financial position and results of operations

Item 1A. Risk Factors
A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Other than the additional or modified risk factors described below, no material changes in risk factors occurred during the second quarter of 2006. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.
We may incur substantial marketing expenses as we enter new businesses, develop new products or increase our direct market arrangements, which could cause our operating income to decline on a quarterly basis and our stock price to drop.
We have committed significant resources over the past several months to our strategic effort to market our services to the broader direct-to-consumer marketplace. As a result, our marketing expenses for 2006 were significantly higher than the comparable periods for 2005, and we anticipate this increased spending to continue over the remainder of the year. In addition, if we were to increase our direct marketing arrangements with new or existing clients, where we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers, this would generally result in higher marketing costs and negative cash flow over the first several months after a program is launched. These upfront costs might result in a significant reduction in our operating income and earnings per share for the balance of 2006 and thereafter, which could cause our stock price to decline. In addition, we can not assure you that our investment in the direct-to-consumer business or other new businesses or products or any increase in direct marketing arrangements will be successful in increasing our subscribers or generating future revenue or profits on our projected timeframes or at all, which could have a material adverse effect on our results of operations and financial condition.
Our senior secured credit agreement provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.
     We have, from time to time, financed our liquidity needs in part from borrowings. We recently entered into a $40,000,000 credit agreement which consists of a revolving credit facility in the amount of $25,000,000 and a term loan facility in the amount of $15,000,000, and immediately borrowed the full $15,000,000 term loan facility to pay a portion of the purchase price for the CMSI acquisition. Our subsidiaries are co-borrowers under the credit agreement. The credit agreement is secured by substantially all of our assets and a pledge by us of stock and membership interests we hold in our domestic and foreign subsidiaries (other than Screening International). The credit agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of the company that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants.
Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic changes. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our credit agreement could result in a default under the facility, which could cause the lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our credit agreement bears interest at variable interest rates, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow, which could cause the price of our common stock to decline.
We may not be able to consummate future acquisitions or joint ventures that are accretive and complementary.
We continually consider and evaluate businesses, joint ventures, technologies, products, services or assets that complement our business. A principal component of our strategy going forward is to selectively acquire complementary assets in order to increase cash flow and earnings. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to support our growth, and many other factors beyond our control. We may not be successful in implementing our acquisition strategy and, even if implemented, such strategy may not improve our operating results. We may encounter delays or other problems or incur substantial expenses in connection with our acquisitions that could negatively impact our operating results. For example, during the first quarter of 2006, based upon the completion of our due diligence, we terminated a letter of intent to acquire a company and agreed to pay a $200,000 in connection therewith. We recently completed our acquisition of CMSI and the formation of the Screening International joint venture. There can be no assurances that the acquisition or the joint venture will leverage our capabilities to expand our growth, efficiently utilize our infrastructure, or bring us incremental profitable or accretive business or otherwise meet our financial expectations.

We may make acquisitions that are dilutive to existing shareholders, require us to incur substantial debt and result in unanticipated accounting charges or otherwise adversely affect our results of operations.
In connection with any acquisitions or investments, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt and/or reduce our cash reserves. If consummated, any acquisition or investment would also likely result in the assumption of known and contingent liabilities and could result in an increase in interest expense. For example, we financed the acquisition of CMSI with a combination of existing cash and a $15,000,000 term loan borrowing under our new credit facility, which requires monthly payments of interest. In addition, in connection with the acquisition of CMSI, we have become responsible for CMSI’s known, unknown and contingent liabilities, subject to the terms of the customary indemnification and escrow provisions in the merger agreement, any of which could have a material adverse effect on our operating results or financial condition. As part of the Screening International joint venture, we agreed to cooperate with CRG to meet any future financing needs of the joint venture, including agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary.
Acquisitions may also require material infrequent charges and could result in adverse tax consequences, impairment of goodwill, substantial depreciation and amortization, increased interest expense, deferred compensation charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets, any of which could negatively impact our results of operations in one or more future periods. The effects of any of these risks could materially harm our business, results of operations, cash flow and financial condition.
We may not realize planned benefits of our acquisitions and joint ventures due to integration difficulties or other operating issues.
We recently completed the Screening International joint venture transaction and the acquisition of CMSI. In connection with these and other acquisitions and joint ventures, we may experience unforeseen operating difficulties as we integrate the acquired assets into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition or joint venture by us involves risks, including:
•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of the acquired businesses with those of our existing operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	establishing the internal controls and procedures that we are required to maintain under the Sarbanes-Oxley Act of 2002;

•	mitigating contingent or assumed liabilities or unexpected costs; and

•	risks of entering new markets, such as the United Kingdom, or markets in which we have limited prior experience
We intend to exclude the internal controls of both Screening International and CMSI from its annual assessment of the effectiveness of the company’s internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for 2006, as permitted by the SEC’s guidance on this topic. While we are currently evaluating both Screening International’s and CMSI’s internal controls in order to allow management to include their internal controls in management’s assessment of internal controls over financial reporting, as required by Section 404 as of December 31, 2006, it is possible that we may encounter significant delays in implementing these requirements. Therefore, we cannot be certain about the timing of the completion of this evaluation, testing and remediation or the impact that these activities will have on our operations. If we are unable to comply with these requirements as they relate to these acquisitions by December 31, 2007, it could have an adverse effect on our ability to comply with the Sarbanes-Oxley Act of 2002 and/or could subject us to sanctions or investigation by regulatory authorities. Any such actions could materially adversely affect our business and financial condition. We may also face these risks with any future acquisitions or joint ventures.
Our Screening International joint venture is subject to additional risks due to its international scope. We have very limited experience in conducting and managing a business internationally, and the joint venture’s ability to sell products and services internationally will be reliant upon certain key relationships of our joint venture partner, CRG, which we may not be able to continue. We are also subject to currency risk relating to the overseas sales of the joint venture. We cannot assure you that we will be successful in overcoming these risks, and if we fail to do so, these risks could have a negative effect on our business, financial condition and results of operations, and cause our stock price to decline.

Our Screening International and any other joint venture could be hindered if we fail to maintain a satisfactory working relationship with our joint venture partners.
There are special risks associated with joint venture arrangements. While we own a majority interest in our Screening International joint venture, we may not have the majority interest in, or control of, future joint ventures that we may enter into. Any joint venture partners, including CRG, may at times have economic, business or legal interests or goals that are inconsistent with our interests or goals or those of the joint venture. The joint venture agreement with CRG restricts our ability to control the joint venture and requires CRG and us to cooperate and mutually agree to significant matters in order to implement and expand upon the joint venture’s business strategy and to finance and manage its operations. We are also subject to exclusivity provisions pursuant to the joint venture agreement. There is also risk that CRG or future joint venture partners may be unable to meet their economic or other obligations and that we may be required to fulfill those obligations alone. A change in control of us or CRG could affect our relationship with each other and will trigger buy-out rights for the other party, which could have the effect of preventing or delaying a change of control transaction that our stockholders may favor. Finally, the risk of disagreement or deadlock is inherent in jointly controlled entities, and there is the risk that decisions against our interests could be made and that we may not realize the expected benefits from our joint ventures, including economies of scale and opportunities to realize potential synergies and cost savings.
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
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 24, 2006.
The individuals named below were elected as directors, each to serve for until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified. Shares voted were as follows:

	For	Withheld
Michael R. Stanfield	14,100,734	1,666,387

Thomas G. Amato	15,458,478	308,643

Thomas L. Kempner	14,021,967	1,745,154

David A. McGough	15,449,948	317,173

Norman N. Mintz	14,093,059	1,674,062

David M. Phillips	13,081,423	2,685,698

Steven F. Piaker	15,457,083	310,038

William J. Wilson	14,025,594	1,741,527

At such meeting, the stockholders approved Proposal 2, approving the 2006 Stock Incentive Plan. The votes for Proposal 2 were as follows:

			Broker
For	Against	Abstain	Non-Votes
9,410,158	2,614,307	9,930	4,697,548
At such meeting, the stockholders approved Proposal 3, ratifying the approval of Deloitte and Touche LLP as our independent registered public accounting firm. The votes for Proposal 3 were as follows:

			Broker
For	Against	Abstain	Non-Votes
15,674,557	88,212	4,350	—
Item 5. Other Information
We have been informed that certain of our executive officers, including Michael R. Stanfield, our Chairman and Chief Executive Officer, have entered or intend to enter into stock trading plans which are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Sales are intended to be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission as required.
Item 6. Exhibits

2.1	Merger Agreement dated June 9, 2006 by and among Intersections Inc., CMSI Merger Inc., Chartered Marketing Services, Inc. and the other parties thereto (Incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed on July 7, 2006)

2.2	Letter Agreement dated June 30, 2006, by and among Intersections Inc., Chartered Marketing Services, Inc. and Michael J. Kennealy, as Shareholder Representative (Incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed on July 7, 2006)

10.1*	Joint Venture Agreement dated as of May 15, 2006 between Intersections Inc., Control Risk Group Holdings Limited and Screening International LLC

10.2	$40,000,000 Credit Agreement dated July 3, 2006 among Bank of America, N.A., as Lender and Administrative Agent, and the other lenders party thereto from time to time, and Intersections Inc., CreditComm Services LLC, Intersections Health Services, Inc. and Chartered Marketing Services, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed on July 7, 2006)

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John M. Casey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John M. Casey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2006

INTERSECTIONS INC.

By:	/s/ John M. Casey
John M. Casey
Chief Financial Officer
(Principal financial and accounting officer)