Form 10-Q
period 2006-09-30
INTERSECTIONS INC
filed 2006-11-09
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
As of November 3, 2006, there were 17,792,577 shares of common stock, $0.01 par value, issued and 16,827,755 shares outstanding, with 964,822 shares of treasury stock.

Form 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$55,261	$42,612	$146,318	$121,952

Operating expenses:
Marketing	6,473	5,059	18,454	14,621
Commissions	7,389	6,557	18,007	20,208
Cost of revenue	19,967	14,900	54,217	42,177
General and administrative	13,815	8,974	34,560	25,639
Depreciation and amortization	2,895	1,660	7,298	4,631
Impairment of software development	—	—	—	1,515

Total operating expenses	50,539	37,150	132,536	108,791

Income from operations	4,722	5,462	13,782	13,161
Interest income (expense), net	(107)	316	865	786
Other income, net	3	15	324	6

Income before income taxes and minority interest	4,618	5,793	14,971	13,953

Income tax expense	(1,850)	(2,286)	(5,936)	(5,479)

Income before minority interest	2,768	$3,507	9,035	$8,474

Minority interest	(132)	—	(238)	—

Net income	$2,636	$3,507	$8,797	$8,474

Net income per share — basic	$0.16	$0.21	$0.53	$0.50

Net income per share — diluted	$0.15	$0.20	$0.50	$0.47

Weighted average common shares outstanding	16,788	16,819	16,746	17,078
Dilutive effect of common stock equivalents	1,067	708	796	838

Weighted average common shares outstanding — assuming dilution	17,855	17,527	17,542	17,916

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,750	$17,555
Short-term investments	6,413	34,087
Accounts receivable, net for allowance of doubtful accounts and refund reserve of $90 (2006) and $107 (2005)	23,047	14,746
Prepaid expenses and other current assets	5,854	3,071
Deferred subscription solicitation and commission costs	11,062	8,818

Total current assets	68,126	78,277

PROPERTY, PLANT AND EQUIPMENT—Net of accumulated depreciation of $21,705 (2006) and $16,227 (2005)	21,845	20,653
GOODWILL	66,370	16,741
INTANGIBLE ASSETS, Net	16,239	1,325
OTHER ASSETS	9,910	6,191

TOTAL ASSETS	$182,490	$123,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable	$2,222	$—
Current obligations under capital leases	1,151	1,370
Accounts payable	5,480	3,863
Accrued expenses and other current liabilities	15,648	8,480
Accrued payroll and employee benefits	5,241	3,094
Commissions payable	875	1,966
Deferred revenue	7,133	3,888
Income tax payable	1,657	1,116
Deferred tax liability	4,313	2,007

Total current liabilities	43,720	25,784

NOTE PAYABLE — Less current portion	12,778	—
OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	1,953	2,797
OTHER LONG-TERM LIABILITIES	564	292
DEFERRED TAX LIABILITY	9,057	1,370

TOTAL LIABILITIES	68,072	30,243

MINORITY INTEREST	11,527	—

STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized: 50,000; shares issued; 17,772 shares (2006) and 17,610 shares (2005); shares outstanding; 16,807 (2006) and 16,645 (2005)	178	176
Additional paid-in capital	94,496	93,357
Treasury stock, 965 shares at cost	(8,600)	(8,600)
Retained earnings	16,807	8,011
Accumulated other comprehensive income	10	—

Total stockholders’ equity	102,891	92,944

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,490	$123,187

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,797	$8,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,370	4,631
Amortization of gain from sale leaseback	(72)	—
Loss on disposal of fixed assets	54	15
Minority interest	238	—
Amortization of debt issuance cost	16	—
Provision for doubtful accounts	104	33
Deferred income tax	2,275	77
Stock based compensation	919	15
Amortization of deferred subscription solicitation and commission costs	15,458	16,404
Impairment of software development costs	—	1,515

Changes in assets and liabilities:
Accounts receivable	(4,836)	(3,925)
Prepaid expenses and other current assets	(608)	(451)
Deferred subscription solicitation and commission costs	(14,141)	(16,607)
Other assets	(3,570)	(5,660)
Accounts payable	(1,910)	(574)
Accrued expenses and other current liabilities	3,882	1,146
Accrued payroll and employee benefits	1,162	(14)
Commissions payable	(1,091)	35
Income tax payable	(168)	3,767
Deferred revenue	3,245	(137)
Other long-term liabilities	462	(94)

Net cash provided by operating activities	17,586	8,650

NET CASH PROVIDED BY INVESTING ACTIVITIES:
Net investments sold	27,673	6,553
Cash contributed by minority shareholder — Screening International	1,710	—
Acquisition of Chartered Marketing Services, net of cash received	(50,609)	—
Acquisition of property and equipment	(6,113)	(8,286)

Net cash used in investing activities	(27,339)	(1,733)

NET CASH USED IN FINANCING ACTIVITIES:
Stock options exercised	220	1,124
Proceeds from debt issuance	15,000	—
Capital lease payments	(1,062)	(1,001)
Debt issuance costs	(243)	—
Repurchase of treasury stock	—	(6,569)

Net cash provided by (used in) financing activities	13,915	(6,446)

EFFECT OF EXCHANGE RATE ON CASH	33	—

INCREASE IN CASH AND CASH EQUIVALENTS	4,195	471
CASH AND CASH EQUIVALENTS—Beginning of period	17,555	12,027

CASH AND CASH EQUIVALENTS—End of period	$21,750	$12,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$203	$89

Cash paid for taxes	$3,892	$2,050

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment financed	$—	$382

Equipment obtained under capital lease	$—	$808

Equipment accrued but not paid	$448	$219

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
We provide identity theft protection and financial services primarily on a subscription basis to our subscribers. Our services principally are marketed to customers of our financial institution clients, or other clients, and branded and tailored to meet our clients’ specifications. Our clients are principally credit and charge card issuing financial institutions. Our subscribers purchase our services either through arrangements with our clients or directly from us.
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
Our products and services:
•	Enable our subscribers to guard against identity theft and its detrimental effects by periodically monitoring their credit files at one or all three major credit reporting agencies for changes that may indicate identity theft. Based on such information, subscribers may take actions to prevent or mitigate identity theft and speak to our identity theft customer service specialists. Through a master policy issued by a third-party insurer, some of our subscribers receive coverage for the out-of-pocket costs of correcting a stolen identity.

•	Enable our subscribers to review their credit profiles in an easy to understand format, analyze their credit records and credit scores and keep informed of changes to their credit records on a daily, monthly or quarterly basis. Using our services, subscribers may verify the accuracy of and monitor changes to their credit records at the credit reporting agencies, and learn how their credit scores change with varying events.

•	Include accidental death insurance, which generally covers the outstanding mortgage balance of an insured and membership products that provide discounts on: (a) health care-related products and services, (b) financial and legal services, and (c) home and auto care-related products and services.
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
On May 31, 2006, we and Control Risks Group Holdings Limited (CRG) completed a joint venture transaction, pursuant to which a new company, Screening International LLC (SI) was formed to own and operate Intersections’ wholly-owned subsidiary, American Background Information Services, Inc. (ABI), and CRG’s U.K. background screening business, Control Risks Screening Limited. Intersections owns 55% of this joint venture and CRG owns 45%. Screening International LLC, provides pre-employment background screening services domestically and internationally along with a variety of personnel risk management tools for the purpose of pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. American Background has been in business since 1996, and provides services to a variety of businesses and industries, such as manufacturing, healthcare, telecommunications and retail businesses. American Background’s clients range from small private businesses to Fortune 500 companies.
On July 3, 2006, we completed the acquisition of Charter Marketing Services Inc. (CMSI), an Illinois corporation. CMSI, which has been in business for 25 years, distributes its products, primarily accidental death and membership programs, through marketing partnerships with the largest mortgage servicers in the United States as well as other financial institutions (Note 7).

2. Basis of Presentation, Consolidation and Significant Accounting Policies
The accompanying condensed unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. Certain information and footnote disclosures included in complete financial statements have been either condensed or omitted. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006. Financial results for the period may not be reflective of results anticipated for the entire year.
We translate the asset and liabilities of our CRG joint venture at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net income. Because we own a controlling interest in Screening International, we consolidate Screening International in our consolidated financial statements, as its own segment. CMSI is consolidated as a component of our Consumer Products and Services.
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
The point in time that we record revenue is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For contracts with refund provisions whereby only the prorated subscription fee is returned upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as revenue on a straight-line basis over the subscription period, generally one year. As of September 30, 2006 and December 31, 2005, the accompanying consolidated balance sheets include deferred revenue of $7.0 million and $3.8 million, respectively, from such programs.
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. As of September 30, 2006 and December 31, 2005, deferred revenue includes $111 thousand and $127 thousand, respectively, for such deferred subscription fees. An allowance for refunds on monthly subscriptions is established based on our historical experience. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned.
We collect a portion of our revenue through the monthly mortgage payments of our customers or through checking account debits of our customer accounts, both collected on behalf of us by financial institutions servicing the accounts. When an existing customer mortgage is refinanced, our revenue stream from the customer is often terminated. As a result, our revenues are sensitive to fluctuations in mortgage interest rates, which can cause the refinancing of existing-customer mortgages.
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

The amount of revenue recorded is determined in accordance with the FASB’s Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that is billed to the subscriber when its arrangements with financial institution clients provide that we serve as the primary obligor in the transaction, we have latitude in establishing price, we bear the risk of physical loss of inventory, and we bear credit risk for the amount billed to the subscriber. We generally record revenue in the amount billed to our financial institution clients, and not the amount billed to the customer, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.
Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2006 totaled $1.8 million.
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
Deferred subscription solicitation and commission costs as of September 30, 2006 and December 31, 2005 were $11.1 million and $8.8 million, respectively. Amortization of deferred subscription solicitation and commission costs for the three month periods ended September 30, 2006 and 2005 were $5.0 million and $5.6 million, respectively. Amortization of deferred subscription solicitation costs for the nine month periods ended September 30, 2006 and 2005 were $15.5 million and $16.4 million, respectively. Subscription solicitation costs expensed as incurred as they did not meet the criteria for deferral in accordance with SOP 93-7 for the three months ended September 30, 2006 and 2005 were $1.4 million and $86 thousand, respectively. Subscription solicitation costs expensed as incurred in the nine months ended September 30, 2006 and 2005 were $4.8 million and $201 thousand, respectively.
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
Deferred Debt Issuance Costs
Deferred debt issue costs are stated at cost, less accumulated amortization, and are included in other assets.

Goodwill and Intangibles
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.
Statements of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 31 and no indicators of impairment have been identified.
Intangible assets subject to amortization include trademarks, customer marketing and technology related asses. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to seven years.
Fair Value of Financial Instruments
The carrying value of our financial instruments, which include cash, short-term investments, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to their short maturities. The carrying value of our capital leases and notes payable approximates fair value due to similar rates being offered to us from competing financial institutions.
Stock-Based Compensation
We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan which provide us with the opportunity to compensate selected employees with stock options, restricted stock, and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units entitle the recipient to obtain stock or stock units which accrue over a set period of time. All grants or awards made under the Plans are governed by written agreements between us and the participants.
Through December 31, 2005, we accounted for grants of stock options using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and have provided the pro forma disclosures of net income and net income per share for the three and nine month periods ended September 30, 2005 in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. We accounted for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (EITF No. 96-18).
The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
September 30, 2005
Expected dividend yield	0%
Expected volatility	52%
Risk free interest rate	3.46-3.83%
Expected life of options	4 years
Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits classified as a financing cash inflow in the period ended September 30, 2006.
The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for stock based Compensation,” as amended by SFAS No. 148, “Accounting for stock based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock based employee compensation.

Our net income for the three and nine months ended September 30, 2005 would have been (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(unaudited)
Net income:
As reported	$3,507	$8,474
Deduct: total stock-based employee compensation expense determined under the fair value method	(263)	(2,352)

Pro forma	$3,244	$6,122

Net income per basic share:
As reported	$0.21	$0.50
Pro forma	$0.19	$0.36
Net income per diluted share:
As reported	$0.20	$0.47
Pro forma	$0.19	$0.34
Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123(R) “Share Based Payment“, using the modified prospective method. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate.
The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
September 30, 2006
Expected dividend yield	0%
Expected volatility	44%
Risk free interest rate	4.08 - 5.12%
Expected life of options	5.75 - 6.25 years
Under the modified prospective method, compensation cost recognized in 2006 includes: (1) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As a result of the adoption of SFAS 123 (R), we recognized the $654 thousand and $919 thousand for the three and nine months ended September 30, 2006, respectively, which are included in general and administrative expense.
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
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” or SFAS 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Prior to adoption, we will evaluate the impact of adopting SFAS No. 157 on the financial statements.
3. Earnings Per Share
Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes shares issued under our equity plans and warrants. For the three and nine months ended September 30, 2006, options to purchase 3,091,215 and 3,086,215 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future. For the three and nine months ended September 30, 2005, options to purchase 2,938,164 and 2,938,164 shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.
The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statement of operations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income available to common shareholders	$2,636	$3,507	$8,797	$8,474

Weighted average common shares outstanding—basic	16,788	16,819	16,746	17,078
In-the-money options exercisable under stock compensation plans	1,067	708	796	838

Weighted average common shares outstanding—diluted	17,855	17,527	17,542	17,916

Income per common share:
Basic	$0.16	$0.21	$0.53	$0.50
Diluted	$0.15	$0.20	$0.50	$0.47
4. Comprehensive Income.
The components of our comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET INCOME	$2,636	$3,507	$8,797	$8,474
OTHER COMPREHENSIVE INCOME, net of tax — Foreign currency translation adjustment	80	—	10	—

COMPREHENSIVE INCOME	$2,716	$3,507	$8,807	$8,474

5. Other Assets.
The components of our other assets are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Prepaid royalty payments	$8,648	$5,833
Prepaid maintenance contracts	552	63
Capitalized debt issuance costs	227	—
Other	483	295

	$9,910	$6,191

In February and March 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that we introduced in the first quarter of 2006. Under these arrangements, we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Under the agreement, we prepaid $9.5 million collectively, which will be applied against future royalties incurred and the minimum royalty payments.
6. Impairment of Software Development Costs
In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with a reduced investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million in the first quarter of 2005 related to software development costs for our Consumer Products and Services segment. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand in the first quarter of 2005 for our Consumer Products and Services segment.
7. Business Acquisition
Chartered Marketing Services, Inc.
On July 3, 2006, we acquired all of the outstanding shares of CMSI for $54.3 million in cash which included $359 thousand in acquisition costs. $15 million of the purchase price was financed through borrowings on a new term loan as further described in Note 11. In order to fund the purchase of CMSI we sold $27.8 million of short-term investments. There was no gain or loss recognized on the sales of these investments. The results of CMSI’s operations have been included in the consolidated condensed financial statements since the date of acquisition. CMSI is a marketer of various insurance products and services. As a result of the acquisition, we have diversified our client and product portfolios. In addition, CMSI provides us access to new market segments, particularly with large mortgage servicers.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$11,274
Property, plant and equipment		1,368
Other assets		135
Intangible assets:

Registered trademarks (estimated useful life of 3 years)	$2,212
Existing Subscriber Base (estimated useful life of 10 years)	10,221
Carrier and Network Provider Agreements (estimated useful life of 3 years)	1,000
Existing developed technology assets (estimated useful life of 5 years)	1,539

Total Intangible Assets		14,972

Goodwill		42,900

Total Assets		70,649

Deferred tax and current liabilities		(9,824)
Deferred tax and long term liabilities		(6,553)

Total Liabilities		(16,377)

Net assets acquired		$54,272

The $42.9 million of goodwill was assigned to the Consumer Products and Services segment. Of that total amount, approximately $27.0 million is expected to be deductible for income tax purposes.
In connection with the CMSI acquisition, we commenced integration activities which have resulted in involuntary terminations. The liability for involuntary termination benefits covers approximately 15 employees, primarily in general and administrative functions. We recorded $2.3 million of severance and severance-related costs in the above allocation of the cost of the acquisition in accordance with the Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We expect to pay the severance and severance-related costs of $267 thousand during 2006, $1.9 million during 2007 and the remaining balance of $188 thousand during 2008.
The following table summarizes the obligations recognized in connection with the CMSI acquisition and the activity to date (in thousands):

		September 30, 2006
			Other
	Beginning		Increases	Ending
	Balance	Payments	(Decreases)	Balance
Severance costs and contract termination costs	$2,332	$155	$—	$2,177
The following table summarizes unaudited pro forma financial information assuming the CMSI acquisition had occurred on January 1, 2005. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except share data)
	(unaudited)
Revenue	$55,261	$54,097	$167,664	$157,686
Net Income	$2,636	$4,156	$8,997	$10,739
Basic earning per share	$0.16	$0.25	$0.54	$0.63
Diluted earnings per share	$0.15	$0.24	$0.51	$0.60

Screening International
As described in Note 1, we entered into a joint venture on May 31, 2006 whereby, Screening International, LLC (SI), a newly formed entity, was created for the purpose of combining our wholly-owned subsidiary ABI and CRG’s U.K. background screening business Control Risks Screening Limited (CRS). CRG’s provides global pre-employment background screening services. As a result of the venture, we have expanded our background screening business worldwide.
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
The net carrying value of ABI’s assets contributed to the joint venture at the date of acquisition totaled $13.8 million and approximated fair value. The fair value of the net assets acquired from CRG as set forth below was measured based upon the relative fair value of the assets contributed by us. Management determined that the fair value of the assets contributed was more reliably measurable than the fair value of assets contributed by CRG.
The final determination of the purchase price allocation will be based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. This determination will be made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The estimated purchase price of the acquisition is $11.3 million, net of $529 thousand in acquisition costs.
The preliminary allocation of purchase price, including estimated acquisition costs is as follows (in thousands):

Current assets	$4,126
Property and equipment	378
Goodwill	6,729
Intangible assets	824
Deferred tax liability	(247)

Total consideration	$11,810

In accordance with SFAS No. 141, we recorded goodwill in the amount of $6.7 million for the excess of the purchase price, including estimated acquisition costs, over the net assets acquired. Intangibles assets were recorded at an estimated value of $824 thousand, and consist primarily of customer and marketing related assets. The purchase price allocation is subject to final determination by us. Customer intangible assets will be amortized over a period of seven years and marketing intangible assets will be amortized over a period of three years.
The $6.7 million of goodwill was assigned to the Personnel Screening segment. The goodwill is not deductible for tax purposes.
8. Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by reportable segment are as follows (in thousands):

	Consumer Products	Screening
	and Services	International	Total
Balance, December 31, 2005	$—	$16,741	$16,741
Acquired during the year	42,900	6,729	49,629
Impairment losses	—	—	—

Balance, September 30, 2006	$42,900	$23,470	$66,370

9. Intangibles
As of September 30, 2006 and December 31, 2005, we had intangibles that consisted of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$12,376	$(918)	$11,458	$1,709	$(384)	$1,325
Marketing related	3,590	(272)	3,318	—	—	—
Technology related	1,540	(77)	1,463	—	—	—

Total amortizable intangible assets	$17,506	$(1,267)	$16,239	$1,709	$(384)	$1,325

Intangible assets will be amortized over a period of three to seven years. For the three and nine months ended September 30, 2006, we had an aggregate amortization expense of $696 thousand and $878 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining three months ending December 31, 2006	$704
For the years ending December 31,
2007	2,799
2008	2,799
2009	2,315
2010	1,594
2011	1,340
Thereafter	4,688
10. Leases
In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility will be set at the time we draw upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. The agreement for the draw provided for a sale of our equipment with a recorded value of $1.0 million to the financial institution and the subsequent lease of that equipment by us for $1.2 million. The lease was classified as a capital lease pursuant to SFAS 13 “Accounting for Leases”. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain which will be amortized in proportion to the amortization of the leased assets. As of September 30, 2006, the balance of the lease liability and deferred gain was $778 thousand and $158 thousand, respectively.
11. Long-Term Debt
On July 3, 2006 we negotiated bank financing in the amount of $40 million. Under terms of the financing agreements, we were granted a $25 million line of credit with interest at 1-1.75% percent over LIBOR and a term loan of $15 million with interest at 1-1.75% over LIBOR. The term loan is payable in monthly installments of $278 thousand, plus interest. Substantially all the Company’s assets are pledged as collateral to these loans. Aggregate maturities during the next five years are 2006 $0; 2007 $3.3 million; 2008 $3.3 million; 2009 $3.3 million; 2010 $3.3 million; thereafter $1.8 million. The proceeds from the term loan were used in the purchase of CMSI, further described in Note 7.
The credit agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of the company that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our tangible net worth, consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
12. Stock Based Compensation
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
On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of September 30, 2006, 2,304,845 shares of common stock were issued under the 2004 Plan. Individual awards under the 2004 Plan may take the form of incentive stock options or nonqualified stock options.
On March 8, 2006 and May 24, 2006 the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan provides for the authorization to issue 2,500,000 shares of common stock. As of September 30, 2006, 574,000 shares have been issued. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units.
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
Stock Options
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
The following table summarizes our stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life	(in thousands)
Outstanding at December 31, 2005	3,987,117	$12.61
Granted	195,000	11.01
Canceled	(47,859)	15.43
Exercised	(123,262)	1.79

Outstanding at September 30, 2006	4,010,996	$12.83	5.61	—

Exercisable at September 30, 2006	3,721,077	$13.04	5.36	—
In the table above, intrinsic value is calculated as the difference between the market price of the Intersections’ stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $998 thousand and $1.7 million, respectively.

The following table summarizes our non-vested stock option activity as of September 30, 2006:

		Weighted-
		Average
		Fair Value
	Number of Shares	at Grant Date
Non-vested at December 31, 2005	198,696	$0.51
Granted	195,000
Vested	(101,002)
Forfeited or expired	(2,775)

Non-vested at September 30, 2006	289,919	$4.02

During the nine months ended September 30, 2006, we extended the contractual life of 37,500 fully vested share options held by one employee. Under FAS 123(R) there was no additional compensation expense recognized.
As of September 30, 2006, there was $531 thousand of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans that has not been recognized. That cost is expected to be recognized over a weighted-average period of 3.5 years.
Restricted Stock Units
The following table summarizes our restricted stock units activity:

		Weighted-Average	Aggregate
		Remaining	Fair
	Number of	Contractual	Value
	RSUs	Life	(in thousands)
Outstanding at December 31, 2005	—	—	$—
Granted	574,000	2.2	5,418
Canceled	(65,000)	—	(613)
Forfeited or expired	—	—	—

Outstanding at September 30, 2006	509,000	2.2	$4,805

The following table summarizes our non-vested restricted stock activity as of September 30, 2006:

		Weighted- Average
		Fair Value
	Number of Shares	at Grant Date
Non-vested at December 31, 2005	—	$—
Granted	574,000	9.44
Canceled	(65,000)	9.43
Vested	—	—
Forfeited or expired	—	—

Non-vested at September 30, 2006	509,000	$9.44

As of September 30, 2006, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans that has not been recognized. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Total stock based compensation recognized for restricted stock units in our consolidated statement of income for the three months ended September 30, 2006 was $573 thousand. Total stock-based compensation recognized for restricted stock units in our consolidated statement of income for the nine months ended September 30, 2006 was $803 thousand. There was no compensation expense related to restricted stock units in 2005.
Non-Employee Options and Warrants — In December 2002, we granted options to purchase 33,296 shares of our common stock with an exercise price of $8.11 per share to external consultants. We are recognizing compensation expense for the fair value of these options of approximately $78,000 over a four year vesting period which commenced in 2003. We recognized compensation expense related to non-employee options of $5 thousand for the three months ended September 30, 2005 and $10 thousand and $15 thousand for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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
13. Segment Reporting
We operate in two primary business segments: Consumer Products and Services and Screening International. These segments are organized based on the differences in the products and services. The accounting policies of the segments are the same as those described in the Critical Accounting Policies (see Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Products and services provided by the Consumer Products and Services segment include daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies (Equifax, Experian and TransUnion), credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, an identity theft recovery unit, security breach services and identity theft cost coverage and accidental death insurance. Products and services provided by CMSI include accidental death insurance, which generally covers the outstanding mortgage balance of an insured and membership products that provide discounts on: (a) health care-related products and services, (b) financial and legal services, and (c) home and auto care-related products and services.
The Screening International segment includes products and services related to pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
The following table sets forth segment information for the three and nine months ended September 30, 2006 and 2005. Our financial results include American Background Information Services, Inc. (ABI) for the period January 1, 2006 through May 30, 2006, and Screening International, LLC (SI), our joint venture that combined ABI with Control Risks Group Holdings Limited’s (CRG) background screening business, for the period May 31, 2006 through September 30, 2006. Our financial results also include the results for Chartered Marketing Services, Inc. (CMSI), which we acquired on July 3, 2006.

	Consumer Products	Screening
	and Services	International	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2006
Revenue	$129,038	$17,324	$(44)	$146,318

Depreciation and amortization	6,628	670	—	7,298

Income before income taxes	$13,346	$1,625	$—	$14,971

Nine Months Ended September 30, 2005
Revenue	$111,548	$10,404	$—	$121,952

Depreciation and amortization	4,141	490	—	4,631

Income before income taxes	$13,255	$698	$—	$13,953

Three Months Ended September 30, 2006
Revenue	$47,758	$7,517	$(14)	$55,261

Depreciation and amortization	2,600	295	—	2,895

Income before income taxes	$4,048	$570	$—	$4,618

Three Months Ended September 30, 2005
Revenue	$38,824	$3,788	$—	$42,612

Depreciation and amortization	1,481	179	—	1,660

Income before income taxes	$5,323	$470	$—	$5,793

As of September 30, 2006
Property, plant and equipment, net	$20,066	$1,779	$—	$21,845

Identifiable assets	$166,886	$36,436	$(20,832)	$182,490

As of December 31, 2005
Property and equipment, net	$19,755	$898	$—	$20,653

Identifiable assets	$126,576	$22,395	$(25,784)	$123,187

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide identity theft protection and financial services on a subscription basis to our subscribers. Our services are principally marketed to customers of our clients and branded and tailored to meet our clients’ specifications. Our clients are principally credit card issuing financial institutions and mortgage servicers. Our subscribers purchase our services either directly from us or through arrangements with our clients. We also provide pre-employment background screening including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses.
Our identity theft protection and financial services include daily, monthly or quarterly monitoring of our subscribers’ credit files at one or all three of the major credit reporting agencies, Equifax, Experian and TransUnion. We deliver our services online or by mail to our subscribers in a user-friendly format. We also offer credit score analysis tools, credit education, an identity theft resource unit, security breach services and identity theft cost coverage. Other products include accidental death insurance, which generally covers the outstanding mortgage balance of an insured and membership products that provide discounts on: (a) health care-related products and services, (b) financial and legal services, and (c) home and auto care-related products and services.
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
Traditionally, we acquired subscribers principally through direct marketing arrangements (primarily through telemarketing and direct mail) where we incurred the marketing cost or, in some cases, shared marketing arrangements in which we shared the marketing cost with the client. Though effective for growing our subscriber base, it requires a significant up-front cash investment for each new subscriber. We continue to expand our subscriber acquisition channels to include indirect marketing arrangements, in which our clients bear the marketing costs and also expect to invest substantially in direct market arrangements. We also market our services directly to consumers and small business owners.
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

The following table details other selected subscriber and financial data.
Other Data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Subscribers at beginning of period	3,743,858	3,179,181	3,659,975	2,885,223

New subscribers — indirect	706,503	578,476	1,875,375	1,560,201
New subscribers — direct	503,100	191,749	891,100	551,124

Cancelled subscribers within first 90 days	226,012	218,934	682,885	637,019
Cancelled subscribers after first 90 days (1)	399,710	317,160	1,415,826	946,217

Subscribers at end of period (2)	4,327,739	3,413,312	4,327,739	3,413,312

Cancellations within 90 days	18.7%	28.4%	24.7%	30.2%
Cancellations after 90 days (trailing 12 months)	28.8%	26.4%	28.8%	26.4%

Total revenue	$55,261	$42,612	$146,318	$121,952
Revenue from transactional sales, personnel screening and other	(9,620)	(4,751)	(22,439)	(12,306)

Subscription revenue	$45,641	$37,861	$123,879	$109,646

Marketing and commissions	$13,862	$11,616	$36,461	$34,829
Commissions paid on transactional sales and other revenue	(15)	(27)	(47)	(114)

Marketing and commissions associated with subscription revenue	$13,847	$11,589	$36,414	$34,715

(1)	The increase in cancelled subscribers after the first 90 days was primarily attributable to the impact of expiration of our contract with American Express.

(2)	We exclude from subscribers those customers of our clients who are receiving, on a subscription basis, only a small and narrow subset of our service which is purchased on behalf of the client and offered to a large customer base and other customers with terms less than 12 months.

(3)	Subscribers for CMSI were 323 thousand as of the beginning of the third quarter of 2006, which are included in direct subscribers.
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
The amount of revenue recorded by us is determined in accordance with FASB’s Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the risk of physical loss of inventory and credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.
We also generate revenue from one-time credit reports and background screens which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2006 totaled $1.8 million.
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
In accordance with SOP 98-1, we regularly reviews our capitalized software projects for impairment in accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand.
Acquisition Related Assets and Liabilities
Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determination and for major acquisitions engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets.
Goodwill and Other Intangibles
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.
Statements of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 31 and no indicators of impairment have been identified.
Intangible assets subject to amortization include trademarks, customer marketing and technology related asses. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to seven years.
The goodwill and intangibles balances as of September 30, 2006 pertain to the acquisitions of ABI on November 12, 2004, SI on May 31, 2006 and CMSI on July 3, 2006.

Recent Accounting Pronouncements
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Prior to adoption, we will evaluate the impact of adopting SFAS No. 157 on the financial statements.

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

	Consumer Products	Screening
	and Services	International	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2006
Revenue	$47,758	$7,517	$(14)	$55,261
Operating expenses:
Marketing	6,473	—	—	6,473
Commissions	7,389	—	—	7,389
Cost of revenue	15,940	4,027	—	19,967
General and administrative	11,313	2,516	(14)	13,815
Depreciation and amortization	2,600	295	—	2,895

Total operating expenses	43,715	6,838	(14)	50,539
Operating income	4,043	679	—	4,722
Investment income (expense)	1	(108)	—	(107)
Other income (expense)	4	(1)	—	3

Income before taxes	$4,048	$570	—	$4,618

Three Months Ended September 30, 2005
Revenue	$38,824	$3,788	$—	$42,612
Operating expenses:
Marketing	5,059	—	—	5,059
Commissions	6,557	—	—	6,557
Cost of revenue	13,152	1,748	—	14,900
General and administrative	7,585	1,389	—	8,974
Depreciation and amortization	1,481	179	—	1,660

Total operating expenses	33,834	3,316	—	37,150
Operating income	4,990	472	—	5,462
Investment income (expense)	318	(2)	—	316
Other income (expense)	15	—	—	15

Income before taxes	$5,323	$470	$—	$5,793

Revenue. Revenue increased 29.7% to $55.3 million for the three months ended September 30, 2006 from $42.6 million for the three months ended September 30, 2005. This increase was attributed to a $8.9 million increase in Consumer Products and Services and a $3.7 million increase in Screening International Services.
Growth in revenue for Consumer Products and Services from our existing clients as well as the addition of revenue from the acquisition of CMSI which added insurance and membership products to our client based business was partially offset by the decline related to the loss of American Express, in May of 2006. The growth is also attributed to an increase in our subscriber base to 4.3 million subscribers for the three months ended September 30, 2006 from 3.4 million for the three months ended September 30, 2005, an increase of 26.8%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients.
The increase in Screening International is primarily a result of the addition of our UK operation in June 2006 and an increase in our domestic operations.
As shown in the table below, an increasing percentage of our subscribers are generated from indirect marketing arrangements.

	Quarter Ended
	September 30,
	2006	2005
Percentage of subscribers from indirect marketing arrangements to total subscribers	69.1%	65.4%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired (1)	58.4%	75.1%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	40.3%	34.6%
(1) Subscribers from CMSI were 323 thousand as of the beginning of the third quarter of 2006, which are included in direct subscribers.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 28.0% to $6.5 million for the three months ended September 30, 2006 from $5.1 million for the three months ended September 30, 2005. This increase is primarily a result of an increase in the cost of marketing directly to the consumer, as well as increased marketing costs related to additional insurance and membership products to our client based business as the result of the acquisition of CMSI. Amortization of deferred subscription solicitation and commission costs for the three month periods ended September 30, 2006 and 2005 were $5.0 million and $5.6 million, respectively. Subscription solicitation costs expensed as incurred as they did not meet the criteria for deferral in accordance with SOP 93-7 for the three months ended September 30, 2006 and 2005 were $1.4 million and $86 thousand, respectively. We anticipate an increased investment for, at a minimum, the remainder of 2006 and 2007 in the direct marketing programs with clients.
As a percentage of revenue, marketing expenses decreased to 11.7% for the three months ended September 30, 2006 from 11.9% for the three months ended September 30, 2005 primarily as the result of an increased percentage of subscribers obtained through indirect marketing arrangements.
Commission Expenses. Commission expenses consist of commissions paid to clients. Commission expenses increased 12.7% to $7.4 million for the three months ended September 30, 2006 from $6.6 million for the three months ended September 30, 2005. The increase is primarily the result of the addition of CMSI as well as increased marketing costs related to additional insurance and membership products to our client based business offset by the loss of American Express commissions.
As a percentage of revenue, commission expenses decreased to 13.4% for the three months ended September 30, 2006 from 15.4% for the three months ended September 30, 2005 primarily as the result of an increased percent of subscribers obtained through indirect marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 34.0% to $20.0 million for the three months ended September 30, 2006 from $14.9 million for the three months ended September 30, 2005. This increase was attributed to a $2.8 million increase in Consumer Products and Services and a $2.3 million increase in Screening International Services.
The increase in Consumer Products and Services is primarily the result of a 26.8% increase in our subscriber base. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients.
The increase in Screening International is primarily a result of the addition of our UK operation in June 2006 and an increase in our domestic operations.
As a percentage of revenue, cost of revenue was 36.1% for the three months ended September 30, 2006 compared to 35.0% for the three months ended September 30, 2005, primarily as the result of an increased percent of subscribers obtained through indirect marketing arrangements.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and Administrative Expenses increased 53.9% to $13.8 million for the three months ended September 30, 2006 from $9.0 million for the three months ended September 30, 2005. This increase was attributed to a $3.7 million increase in Consumer Products and Services and a $1.1 million increase in Screening International Services.
Contributing to the increase in Consumer Products and Services were increases in payroll, stock based compensation, severance and professional services, as well as various overhead expenses as a result of our growth and being a public company. In the three months ended September 30, 2006 we recorded $654 thousand for the stock based compensation and approximately $285 thousand for severance.
The increase in Screening International is primarily a result of the addition of our UK operation in June 2006 and an increase in our domestic operations.
As a percentage of revenue, general and administrative expenses increased to 25.0% for the three months ended September 30, 2006 from 21.1% for the three months ended September 30, 2005.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets, capitalized software, and the amortization of intangible assets. Depreciation and Amortization increased 74.4% to $2.9 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. This increase was attributed to a $1.1 million increase in Consumer Products and Services and a $116 thousand increase in Screening International Services.

Contributing to the increase in Consumer Products and Services is approximately $610 thousand in amortization for intangible assets related to the purchase of SI and CMSI and an increase in our property, equipment, and capitalized software base as we continue to expand our infrastructure to meet our growth.
The increase in Screening International is primarily a result of the addition of our UK operation in June 2006 and an increase in our domestic operations.
As a percentage of revenue, depreciation and amortization expenses increased to 5.2% for the three months ended September 30, 2006 from 3.9% for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

	Consumer Products	Screening
	and Services	International	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2006
Revenue	$129,038	$17,324	$(44)	$146,318
Operating expenses:
Marketing	18,454	—	—	18,454
Commissions	18,007	—	—	18,007
Cost of revenue	45,383	8,834	—	54,217
General and administrative	28,587	6,017	(44)	34,560
Depreciation and amortization	6,628	670	—	7,298

Total operating expenses	117,059	15,521	(44)	132,536
Operating income	11,979	1,803	—	13,782
Investment income (expense)	1,042	(177)	—	865
Other income (expense)	325	(1)	—	324

Income before taxes	$13,346	$1,625	—	$14,971

Nine Months Ended September 30, 2005
Revenue	$111,548	$10,404	$—	$121,952
Operating expenses:
Marketing	14,621	—	—	14,621
Commissions	20,208	—	—	20,208
Cost of revenue	37,263	4,914	—	42,177
General and administrative	21,338	4,301	—	25,639
Impairment of software development costs	1,515	—	—	1,515
Depreciation and amortization	4,141	490	—	4,631

Total operating expenses	99,086	9,705	—	108,791
Operating income	12,462	699	—	13,161
Investment income (expense)	792	(6)	—	786
Other income (expense)	2	4	—	6

Income before taxes	$13,256	$697	$—	13,953

Revenue Revenue increased 20.0% to $146.3 million for the nine months ended September 30, 2006 from $122.0 million for the nine months ended September 30, 2005. This increase was attributed to a $17.5 million increase in Consumer Products and Services and a $6.9 million increase in Screening International Services.
The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 4.3 million subscribers for the nine months ended September 30, 2006 from 3.4 million for the nine months ended September 30, 2005, an increase of 26.8%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients, as well as additional revenue from additional insurance and membership products to our client based business as the result of the acquisition of CMSI partially offset by a decline in revenue as the result of the loss of American Express as a client in May of 2006.

The increase in Screening International is primarily a result of the addition of our UK operation in June 2006 and an increase in our domestic operations.
As shown in the table below, an increasing percentage of our subscribers are generated from indirect marketing arrangements.

	Nine Months Ended
	September 30,
	2006	2005
Percentage of subscribers from indirect marketing arrangements to total subscribers	70.1%	63.7%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired (1)	67.8%	73.9%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	41.0%	32.8%
(1) Subscribers from CMSI were 323 thousand as of the beginning of the third quarter of 2006, which are included in direct subscribers.
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
Marketing Expenses. Marketing expenses increased 26.2% to $18.5 million for the nine months ended September 30, 2006 from $14.6 million for the nine months ended September 30, 2005. This increase is primarily a result of an increase in the cost of marketing directly to the consumer, as well as increased marketing costs related to additional insurance and membership products to our client based business as the result of the acquisition of CMSI. Amortization of deferred subscription solicitation costs for the nine month periods ended September 30, 2006 and 2005 were $15.5 million and $16.4 million, respectively. Subscription solicitation costs expensed as incurred in the nine months ended September 30, 2006 and 2005 were $4.8 million and $201 thousand, respectively. We anticipate an increased investment for, at a minimum, the remainder of 2006 in the direct marketing programs with clients.
As a percentage of revenue, marketing expenses increased to 12.6% for the nine months ended September 30, 2006 from 12.0% for the nine months ended September 30, 2005 primarily as the result of an increase in direct to consumer.
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
Commission Expenses. Commission expenses decreased 10.9% to $18.0 million for the nine months ended September 30, 2006 from $20.2 million for the nine months ended September 30, 2005. The decrease is related to the loss of American Express and an increased percent of subscribers obtained through indirect marketing arrangements partially offset by the addition of CMSI as well as increased marketing costs related to additional insurance and membership products to our client based business.
As a percentage of revenue, commission expenses decreased to 12.3% for the nine months ended September 30, 2006 from 16.6% for the nine months ended September 30, 2005 primarily as the result of an increased percent of subscribers obtained through indirect marketing arrangements and the loss of American Express.
Cost of Revenue. Cost of Revenue increased 28.5% to $54.2 million for the nine months ended September 30, 2006 from $42.2 million for the nine months ended September 30, 2005. This increase was attributed to a $8.1 million increase in Consumer Products and Services and a $3.9 million increase in Screening International Services.
The increase in Consumer Products and Services is primarily the result of a 26.8% increase in our subscriber base. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients.
The increase in Screening International is primarily a result of the addition of our UK operation in June 2006 and an increase in our domestic operations.

As a percentage of revenue, cost of revenue was 37.1% for the nine months ended September 30, 2006 compared to 34.6% for the nine months ended September 30, 2005. The increase is primarily a result of an increased percent of subscribers obtained through indirect marketing arrangements for our Consumer Products and Services segment.
General and Administrative Expenses. General and Administrative expenses increased 34.8% to $34.6 million for the nine months ended September 30, 2006 from $25.6 million for the nine months ended September 30, 2005. This increase was attributed to a $7.2 million increase in Consumer Products and Services and a $1.7 million increase in Screening International Services.
Contributing to the increase in Consumer Products and Services were increases in payroll, stock based compensation, severance, and professional services, as well as various overhead expenses as a result of our growth and being a public company. In the nine months ended September 30, 2006 we recorded $919 thousand for the stock based compensation and approximately $443 thousand for severance.
The increase in Screening International is primarily a result of the addition of our UK operation in June 2006 and an increase in our domestic operations.
As a percentage of revenue, general and administrative expenses increased to 23.6% for the nine months ended September 30, 2006 from 21.0% for the nine months ended September 30, 2005.
In addition we incurred approximately $200 thousand for termination fees in connection with our terminating the letter of intent in the first quarter of 2006, based upon the completion of our due diligence, we terminated a letter of intent to acquire a company. In connection with our terminating the letter of intent, we agreed to pay a $200 thousand termination fee, which was charged against operations in the first quarter of 2006 as part of general and administrative expenses.
Impairment of Software Development Costs. During the three months ended March 31, 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs for our Consumer Products and Services segment. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand.
Depreciation and Amortization. Depreciation and Amortization increased 57.6% to $7.3 million for the nine months ended September 30, 2006 from $4.6 million for the nine months ended September 30, 2005. This increase was attributed to a $2.5 million increase in Consumer Products and Services and a $180 thousand increase in Screening International Services.
Contributing to the increase in Consumer Products and Services is approximately $622 thousand in amortization for intangible assets related to the purchase of SI and CMSI and an increase in our property, equipment, and capitalized software base as we continue to expand our infrastructure to meet our growth.
The increase in Screening International is primarily a result of the addition of our UK operation in June 2006 and an increase in our domestic operations.
As a percentage of revenue, depreciation and amortization expenses increased to 5.0% for the nine months ended September 30, 2006 from 3.8% for the nine months ended September 30, 2005.
Liquidity and Capital Resources
As of September 30, 2006, cash and cash equivalents were $21.8 million compared to $17.6 million as of December 31, 2005. Cash includes $3.9 million within our 55% owned subsidiary SI, and is not directly accessible to Intersections Inc. Our cash also includes $1.8 million related to premiums we have collected on behalf of insurance carriers and which will be remitted based on criteria set forth in the individual contracts. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. Our investment balance at September 30, 2006 was $6.4 million compared to $34.1 million at December 31, 2005. Our investments consist of short-term U.S. Treasury securities with original maturity dates greater than 90 days but no greater than six months. On July 3, 2006 we paid $39.3 million in cash and incurred debt of $15 million for the purchase of CMSI.
Our accounts receivable balance as of September 30, 2006 was $23.0 million, including approximately $4.5 million related to Screening International, compared to $14.7 million, including approximately $1.4 million related to ABI, as of December 31, 2005. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $24.4 million as of September 30, 2006 compared to $52.5 million as of December 31, 2005. The decrease in working capital is primarily the result of cash used in the purchase of CMSI partially offset by continued growth and profitability.
Net cash provided by operations was $17.6 million for the nine months ended September 30, 2006 compared to $8.7 million for the nine months ended September 30, 2005. The $8.9 million increase in net cash provided by operations was primarily the result of the payment in the first quarter of 2005 of $5.5 million associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product. In 2006, $3.5 million was paid for royalties. The remaining increase is due to the changes in assets and liabilities.
Net cash used in investing activities was $27.3 million for the nine months ended September 30, 2006 compared to $1.7 million for the nine months ended September 30, 2005. Investments of $27.7 million were sold by us in the nine months ended September 30, 2006 and used to purchase CMSI for $54.3 million. We acquired $3.7 million in cash as a result of this transaction.
Net cash provided by financing activities was $13.9 million for the nine months ended September 30, 2006 compared to $6.4 million used for the nine months ended September 30, 2005. The $20.4 million increase in cash provided by financing activities was primarily the result of the proceeds from the $15 million Term Loan for the purchase of CMSI in 2006 and $6.6 million of treasury stock purchased in 2005.
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
On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility are to be used solely to pay a portion of the purchase price of the acquisition by Intersections of CMSI and related costs and expenses of such acquisition. We borrowed the full $15 million Term Loan facility. The Credit Agreement provides that the Term Loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%. As of September 30, 2006, the outstanding principal balance under our credit agreement was $15 million.
The credit agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indenture mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of the Company that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our tangible net worth, consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). Based upon our outstanding long term debt subject to variable interest rates as of September 30, 2006 of $15 million, a 60 basis point movement in the LIBOR rate would result in a change in annual pretax interest expense of approximately $80 thousand based on our current level of borrowing.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer and acting principal financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the chief executive officer and acting principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
Changes in internal control over financial reporting. Except for the changes noted below, there have been no changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We previously reported the departure of our former chief financial officer, and the appointment of Madalyn Behneman, Senior Vice President of Finance and Accounting, as acting principal financial officer until a permanent principal financial officer is selected. Ms. Behneman will execute the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
During the second quarter of 2006, we completed the previously announced joint venture transaction with CRG, pursuant to which a new company, Screening International LLC, was formed to own and operate our wholly-owned subsidiary, ABI, and CRG’s U.K. background screening business, Control Risks Screening Limited. In addition, during the third quarter of 2006 we completed our acquisition of CMSI. As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the combined joint venture and CMSI with those of the company and believe this process will be completed in 2007. Management intends to exclude the internal controls of Screening International LLC and CMSI from its annual assessment of the effectiveness of the company’s internal control over financial reporting (Section 404) for 2006. This exclusion is in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the CROA and the PA CSA. Plaintiff contends that we and Capital One are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs. We deny any liability or wrongdoing, deny that a class action is appropriate, and will vigorously defend against all claims. On June 12, 2006, the U.S. District Court granted our motion to dismiss and stayed the case on the grounds that the plaintiff is required to submit her claims to mandatory arbitration. On June 29, 2006, the U.S. District Court granted the plaintiff’s motion to stay the case pending an interlocutory appeal of the District Court’s order to the U.S. Court of Appeals for the Third Circuit. The U.S. Court of Appeals for the Third Circuit has granted leave to plaintiff to file an appeal of the District Court’s order, and the plaintiff and the Company are expected to file their briefs with the Court of Appeals in December and January, respectively.
Except as described above, we are not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on our financial position and results of operations
Item 2. Unregistered Sales of Equity and Use of Proceeds
(b) On May 5, 2004, we closed the sale of 7,187,500 shares of our common stock, at a price of $17.00 per share in a firm commitment underwritten initial public offering, of which 3,000,000 of the shares were sold by us and the remaining 4,187,500 shares were sold by selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-111194), which the Securities and Exchange Commission declared effective on April 29, 2004.

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
5. approximately $6.0 million was paid associated with prepaid royalty payments in connection with certain exclusive rights under two new agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product under development; and
6. the balance was used by us to pay a portion of the purchase price of CMSI.
Item 6. Exhibits
10.1	Severance and Release Agreement between the Company and John M. Casey (Incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed on September 29, 2006)

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Madalyn Behneman, Acting Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Madalyn Behneman, Acting Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2006

INTERSECTIONS INC.
By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Acting Principal Financial Officer