Form 10-K
period 2006-12-31
INTERSECTIONS INC
filed 2007-03-16
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 005-50580
INTERSECTIONS INC.
(Exact name of registrant as specified in the charter)

Delaware	54-1956515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14901 Bogle Drive, Chantilly, Virginia (Address of principal executive office)	20151 (Zip Code)

(703) 488-6100
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None.

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

As of June 30, 2006, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $85 million based on the last sales price quoted on the Nasdaq NMS.

As of March 2, 2007, the registrant had 17,859,999 shares of common stock, $0.01 par value per share, issued and 16,895,177 shares outstanding, with 964,822 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2006, pursuant to Regulation 14A Under the Securities Exchange Act of 1934, for its 2007 annual meeting of stockholders to be held on May 23, 2007.

INTERSECTIONS INC.

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

These forward looking statements reflect current views about our plan, strategies and prospects, which are based upon the information currently available and on current assumptions. Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from our expectations contained in our forward-looking statements. These factors include, but are not limited to:

•	our ability to replace subscribers we lose in the ordinary course of business;

•	our ability to maintain our relationships with the three credit reporting agencies and other key providers;

•	our ability to maintain our relationships with our key clients and obtain new clients;

•	our ability to compete successfully with our competitors;

•	our ability to introduce new products and services with broad appeal;

•	our ability to protect and maintain our computer and telephone infrastructure;

•	our ability to maintain the security of our data;

•	changes in federal, state and foreign laws and regulations;

•	our use of our cash and investments;

•	our cash needs;

•	implementation of our corporate strategy; and

•	our financial performance.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the caption “Risk Factors.” You should read these factors and other cautionary statements as being applicable to all related forward-looking statements wherever they appear. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We have no intention and undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. See “Item 1A, Risk Factors” for further discussion.

PART I

ITEM 1.	BUSINESS

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our acquisition of Chartered Marketing Services, Inc. in July of 2006, we expanded our portfolio of services to include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada and clients in other industries. We also offer our services directly to consumers.

In addition, through our subsidiary Screening International, LLC, we provide personnel and vendor background screening services to businesses worldwide. Screening International was formed in May 2006, by combining our subsidiary American Background Information Services, Inc., with the background screening division of Control Risks Group, Ltd., a company based in the United Kingdom.

We have two reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International.

We were incorporated in Delaware in 1999. Through our predecessor companies, we have been offering consumer protection services since 1996. Chartered Marketing Services, through its predecessor companies, has been offering consumer products and services since 1982. Our principal executive offices are located at 14901 Bogle Drive, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our web site address is www.intersections.com. We make available on this web site under “Investors,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed via Edgar by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

We also make available on our web site our Corporate Governance Guidelines and Principles, Code of Business Conduct and Ethics, and Statement of Policy with Respect to Related Person Transactions, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. This information is also available by written request to Investor Relations at our executive office address listed below. The information on our web site, or on the site of our third-party service provider, is not incorporated by reference into this report. Our web site address is included here only as an inactive technical reference.

Consumer Products and Services

Our Services and Subscribers

We offer consumers their credit reports, and daily, monthly and quarterly monitoring of their credit files, at one or all three of the major credit reporting agencies, Equifax, Experian and TransUnion. We also offer reports and monitoring services based on additional information sources, including public records and new financial account applications, along with services that help subscribers detect unauthorized use of their account information. In addition, we offer credit scores and credit score analysis tools, credit education, identity theft recovery services, and identity theft cost reimbursement. Our products and services also include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance, provided through our subsidiary Chartered Marketing Services.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit account. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods.

A substantial number of our subscribers cancel their subscriptions each year. Because there is an investment cost to acquire a new subscriber and produce initial fulfillment materials, subscribers typically must be retained for a number of months in order to cover these costs. Not all subscribers are retained for a sufficient period of time to achieve positive cash flow returns on these investment costs.

Our Marketing

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients principally are credit card or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts and selling at the point of personal contact in branches. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, web and technology companies and other service providers with significant market presence and brand loyalty.

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We expect to substantially increase our own investment in marketing with one or more clients in 2007.

In addition, in 2006 we began expanding our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We expect to make a significant investment in marketing direct to consumers in 2007.

We also offer data security breach services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals, and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals.

Our Clients

Our client arrangements are distinguished from one another by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available.

•	Shared marketing arrangements: Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split in proportion to the investment made by our client and us.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to no specific termination period, under the economic arrangements that existed at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under some contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us.

Revenue from subscribers obtained through our largest clients in 2005 and 2006, as a percentage of our total revenue, was: American Express — 22% and 7%; Discover — 16% and 15%; Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax) — 12% and 13%; Citibank — 12% and 14%; and Bank of America (including MBNA, which was acquired by Bank of America in 2006) — 11% and 13%.

Background Screening

Our Services

With offices in Winchester, Virginia, in the United States, and London, in the United Kingdom, and a planned future office in Singapore, Screening International provides personnel and vendor background services to a variety of businesses and industries on a global basis. Screening International provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.

We acquired American Background Services, Inc. in November 2004. In May 2006, we created Screening International with Control Risks Group by combining American Background with Control Risks Group’s background screening division. We own 55% of Screening International, and have the right to designate a majority of the five-member board of directors, and Control Risks Group owns 45%. We and Control Risks Group have agreed to cooperate to meet any future financing needs of Screening International, including agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.

Control Risks Group also agreed to provide certain support and marketing assistance and services and license certain trademarks to Screening International, and we agreed to provide certain management services to the company. In addition, we and Control Risks Group agreed during the term of the agreement and for six months thereafter not to provide employment background screening services except through Screening International, subject to certain exceptions. The agreement also provides that in the event of a change of control of either party the other party shall have the option to purchase the acquired party’s equity interests in Screening International at an appraised price.

Our Marketing

We generally market our background screening services to businesses through an internal sales force. Our services are offered to businesses on a local or global basis. Prices for our services vary based upon the complexity of the services offered, the cost of performing these services and competitive factors.

Our Clients

Our clients include leading United States, United Kingdom and global companies in such areas as manufacturing, healthcare, telecommunications and financial services. Our clients are primarily located in the United States and the United Kingdom. Several of our clients have operations in other countries, and use our services in connection with those operations. We have other clients in various countries, and expect the number of these clients to increase as we develop our global background screening business. We currently service those clients through our operations in the United States and the United Kingdom, and expect to open an operations center in Singapore or another location in Asia. Because we currently service all of our clients through our operations in the United States and the United Kingdom, we consider those two locations to be the sources of our business for purposes of allocating revenue on a geographic basis.

We have several clients that contribute greater than 10% of this segment’s revenue. The loss of one of these clients could have a material adverse impact on this segment’s financial results. Revenue through our largest client in 2006 was 19% of the segment’s revenue. None of these clients constitute 10% or more of our consolidated revenue.

Operations

Our operations platform for our consumer products and services, which consists principally of customer service, information processing and technology, is designed to serve the needs of both our clients and our subscribers. Our services are tailored to meet our clients’ requirements for branding and presentation, service levels, accuracy and security. Our background screening services have operations centers in Winchester, Virginia, in the United States and London, in the United Kingdom, currently supporting our local and global clients. Development of an operational capability in Asia, either in Singapore or another location, is in progress. We believe our operations offer a significant competitive advantage for us in our ability to produce high quality services in both online and offline environments while delivering high levels of both customer and client service and data security.

Customer Service

We have designed our customer service for our consumer products and services to achieve customer satisfaction by responding quickly to subscriber requests with value-added responses and solutions. In addition, we work to gain customer satisfaction through our policy of selective recruiting, hiring, training, retaining and management of in-house customer service representatives who are focused exclusively on identity theft protection and credit management services. We also effectively manage numerous providers of outsourced call center and other services in order to achieve client and customer satisfaction. Prior to working with subscribers, service representatives are required to complete a training program that focuses on the fundamentals of the credit industry, regulation, credit reporting and our products and services. This classroom training is then followed by a closely monitored on-the-job training program with assigned mentors and call simulations. Service representatives then continue to be monitored and receive feedback based on the standards of our quality assurance program. In addition to call quality, we are bound by client-driven metrics specified by our client agreements.

We maintain in-house customer care centers in Chantilly, Virginia, Arlington Heights, Illinois, and Rio Rancho, New Mexico. Additionally, we utilize the services of outsourced vendors with capacity for additional customer service representatives trained to handle billing inquiries, subscription questions and account retention.

Information Processing

Our in-house information processing capabilities for our consumer products and services are designed to provide prompt, high quality and cost-effective delivery of subscribers’ personal data. Proprietary software creates consumer friendly presentation, tracks delivery at the page level and stores the consolidated credit data for member servicing. For the purpose of ensuring accuracy and security of subscribers’ personal data, credit reports are electronically inspected upon receipt and again before final delivery. Operational auditing of fulfillment events is also conducted regularly. We have fulfillment centers in Chantilly, Virginia, Manassas, Virginia, and Arlington Heights, Illinois. We believe that these centers provide additional capacity to handle projected growth, provide contingency backup and efficiently respond to volume spikes.

We also make our services available to most subscribers via the internet. Upon enrollment, each subscriber is provided a personal identification number that enables immediate activation and access. We deliver these services through client-branded web sites and our own branded web sites.

Our information processing centers for background screening are located in Winchester, Virginia, in the United States, and London, in the United Kingdom. We plan to open an office in Singapore with operations there or at another location in Asia. Our information processing centers provide high integrity screening services and work product for many clients. These information processing centers are audited regularly by our key clients.

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

We have undertaken several projects for the purpose of ensuring that the infrastructure expands with client and subscriber needs. We have a dedicated disaster recovery computing capability in Rio Rancho, New Mexico for the back office operations, a primary online data center in the Virginia area and a secondary hosted data center in Canada. Our back office and online environments are designed with high volume processing in mind and are constructed to optimize performance, reliability, and scalability.

For our background screening services, we are investing in software systems and infrastructure that further expand our capabilities to meet global client demands. Upgrades to our platform are planned to enable us to leverage flexibly for our global fulfillment centers. Our platform is expected to provide consistent reporting to our global clients enabling them to better manage their employment processes regardless of location. We are scaling our infrastructure as well, including increases in network capacity linking our offices, to support our business growth. An enterprise architecture project is also in progress that will help us determine what additional strategic investments in software and infrastructure will best position us as a leader in global screening services.

Data and Analytics Providers

Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days notice, respectively. Our agreement with Equifax expires in November 2008, with automatic renewal for an additional two year renewal term unless either party elects not to renew. Each of these credit reporting agencies is a competitor of ours in providing credit information directly to consumers.

We have entered into contracts with several additional providers of data and analytics for use in our recently launched identity theft and fraud protection services, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. We expect those third party data and analytics sources to be of increasing significance to our business in the future to the extent we are successful in marketing our new services. Our other consumer products and services are delivered by third party providers, including insurance companies.

Our background screening services rely on multiple sources of data. Those data sources include commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations. We use subcontractors to collect certain data.

Competition

The markets for our Consumer Products and Services segment are highly competitive. A number of divisions or subsidiaries of large, well-capitalized firms with strong brand names operate in the industry. We compete with these firms to provide our services to our clients’ customers and our direct subscribers. We compete for these clients on the basis of our reputation in the market, ability to offer client-branded solutions, flexible service configurations, high quality standards and price.

We believe that our principal competitors for our Consumer Products and Services segment include: Equifax; Experian and its subsidiary, Consumerinfo.com; TransUnion and its subsidiary, Truelink; MyFICO.com, a division of Fair Isaac Corporation; First Advantage, through its affiliate CREDCO; Affinion, LLC, through its acquisition of Trilegiant Corporation; and Vertrue, Inc. We believe that these competitors primarily market their services directly to the consumer through the Web, except for Affinion and CREDCO, which we believe primarily market offline and compete with us for financial institution clients. We believe that certain of our competitors, including Equifax, Experian and TransUnion, are and will continue to make efforts to compete with us in marketing offline and providing branded solutions for financial institution clients.

Our Background Screening segment operates in a variety of highly competitive local and global markets with differing characteristics. In the United States, the employment background screening market is well established but remains highly fragmented and competitive. We believe that our competitors include national employment background screening providers such as First Advantage Corporation, ChoicePoint, Inc., Axiom, and HireRight, Inc., regional and local background screening providers, and smaller, independent private investigations firms. Outside the United States, the screening market is less developed but growing rapidly. In these global markets, we believe that our services compete with a smaller universe of companies that have committed to developing an international delivery capability, as well as smaller local background screening providers and private investigative firms.

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

Credit Reporting Laws

Our services involve the use of consumer credit reports governed by the federal Fair Credit Reporting Act and similar state laws governing the use of consumer credit information. The Fair Credit Reporting Act establishes a set of requirements that “consumer reporting agencies” must follow in conducting their business. A “consumer reporting agency” generally means any person who for monetary fees regularly engages in assembling consumer credit information for the purpose of furnishing consumer reports to third parties. Each of the major credit reporting agencies is a “consumer reporting agency” under the Fair Credit Reporting Act. Except for our Background Screening segment, we are not a “consumer reporting agency” within the meaning of the Fair Credit Reporting Act. Certain provisions of the Fair Credit Reporting Act, however, apply to users of consumer reports and others, such as ourselves. In addition, we are required by our contracts with Equifax, Experian and TransUnion, to comply with certain requirements of the Fair Credit Reporting Act. Some states have adopted laws and regulations governing the use of consumer credit information. Many of those laws are similar in effect to the Fair Credit Reporting Act, although some state laws have different provisions.

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

Marketing Laws and Regulations

We market our consumer products and services through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new subscribers or offer additional services to existing subscribers.

Telemarketing of our services is subject to federal and state telemarketing regulation. Federal statutes and regulations adopted by the Federal Trade Commission and Federal Communications Commission impose various restrictions on the conduct of telemarketing. The Federal Trade Commission also has enacted the national Do Not Call Registry, which enables consumers to elect to prohibit telemarketers from calling them. We may not be able to reach potential subscribers because they are placed on the national Do Not Call Registry. Many states have adopted, and others are considering adopting, statutes or regulations that specifically affect telemarketing activities. Although we do not control the telemarketing firms that we engage to market our programs, in some cases we are responsible for compliance with these federal and state laws and regulations. In addition, the Federal Trade Commission and virtually all state attorneys general have authority to prevent marketing activities that constitute unfair or deceptive acts or practices.

Federal laws govern email communications. Some of these laws may affect our use of email to market to or communicate with subscribers or potential subscribers.

Insurance Laws

Some of the services provided by Chartered Marketing Services include insurance components governed by insurance laws. Insurance generally is regulated by each of the fifty states of the United States and the District of Columbia. Some insurance laws require licensing, and impose other extensive restrictions. The applicability of some insurance laws to various services and activities may vary by state, and may be uncertain within a state, which may result in unanticipated costs or restrictions on our business.

Canadian Laws

Various Canadian federal and provincial laws govern our consumer products and services in Canada, including provincial credit reporting laws similar in scope to the Fair Credit Reporting Act in the United States and privacy laws. Many of these laws vary by province within Canada.

Laws and Regulation Particularly Affecting Our Background Screening Services

Our background screening services depend on information about individuals from private and public sources. In the United States, these services are governed by the federal Fair Credit Reporting Act, various state consumer reporting laws, the federal Drivers’ Privacy Protection Act, and other federal and state laws. Our background screening services also are subject to the European Data Privacy Directive, and other privacy laws in Europe and other countries where we obtain data or provide background screening reports. We or our clients also must comply with laws that govern the data that may be used in making employment decisions. As we expand our background screening services around the world, we will be required to analyze and comply with a variety of laws in other countries and jurisdictions, which may significantly increase the costs of our business and may result in unanticipated restrictions on our planned activities.

Intellectual Property

We consider certain of our processes, systems, methodologies, databases, tangible and intangible materials and software and trademarks to be proprietary. We rely on a combination of trade secret, patent, copyright, trademark and other laws, license agreements and non-disclosure, non-competition and other contractual provisions and technical measures to protect our proprietary and intellectual property rights. Various tools available for use on our website utilize software under license from several third parties. We do not believe that these software licenses are material to our business, and believe that they may be replaced on similar terms with software licensed from other third parties or developed by us or on our behalf, including by vendors currently under contract with us. When we market our services in client-branded programs, we rely on licenses from our clients to use their trademarks.

Financial Information About Segments and Geographic Areas

See Note 18 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

Employees

As of December 31, 2006, we had approximately 888 full-time employees and 45 part-time employees, including majority-owned company Screening International. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

Risks Related to our Business

We must replace the subscribers we lose in the ordinary course of business and, if we fail to do so, our revenue and subscriber base will decline.

A substantial number of subscribers to our consumer products and services cancel their subscriptions each year. Cancellations may occur due to numerous factors, including:

•	changing subscriber preferences;

•	competitive price pressures;

•	general economic conditions;

•	subscriber dissatisfaction;

•	cancellation of subscribers due to credit card declines; and

•	credit or charge card holder turnover.

The number of cancellations to our consumer products and services within the first 90 days as a percentage of new subscribers was 24.3% in 2004, 29.3% in 2005 and 24.5% in 2006. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, as a percentage of the number of subscribers at the beginning of the year plus the net of new subscribers and cancellations within the first 90 days, was 29.7% in 2004, 25.6% in 2005 and 27.7% in 2006.

If we fail to replace subscribers to our consumer products and services we lose in the ordinary course of business, our revenue may decline, causing a material adverse impact on the results of our operations. There can be no assurance that we can successfully replace the large number of subscribers that cancel each year.

We historically have depended upon a few clients to derive a significant portion of our revenue.

Revenue from subscribers obtained through our largest clients — American Express, Bank of America (including MBNA, which was acquired by Bank of America in 2006), Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax), Citibank and Discover — as a percentage of our total revenue was 73.8% in 2005 and 62.2% in 2006. The loss of any of these key clients could have a material adverse effect on our results of operations. Upon the expiration of our agreement with American Express, we ceased servicing approximately 95% of our subscribers obtained through American Express, which accounted for approximately 95% of the revenue generated through the American Express relationship. In order to maintain and continue to grow our revenue, we need to offset this loss of revenue from existing and new client relationships and other products and services. If we fail to do so, it could have a material adverse effect on our revenue, results of operations and financial condition. There can be no assurance that one or more of these other key clients or other clients will not terminate their relationship with us.

If one or more of our agreements with clients were to be terminated or expire, or one or more of our clients were to reduce or change (or threaten to reduce or change) the marketing of our services, we would lose access to prospective subscribers and could lose sources of revenue and profit.

Many of our key client relationships are governed by agreements that may be terminated without cause by our clients upon notice of as few as 60 days without penalty. Under many of these agreements, our clients may cease, reduce or change their marketing of our services in their discretion, which might cause us to lose access to prospective subscribers and significantly reduce our revenue and operating profit. In addition, certain of our largest clients have used the short term nature of our agreements as a means to re-negotiate lower prices with us over the last few months, which has materially impacted our gross margin and operating profit. We cannot assure you that this will not continue in the future.

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, under the economic arrangements at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions after time periods ranging from immediately after termination of the contract to three years after termination. In addition, upon termination or expiration of a client contract, we may enter into a transition agreement with the client that modifies the original terms of the agreement. For example, upon expiration of our shared marketing agreement with American Express, we maintained the right to continue to provide our current consumer services to substantially all of the existing Amex subscribers for only five months; thereafter we ceased servicing approximately 95% of our subscribers obtained through the American Express relationship. Clients under certain contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for our material breach. If one or more of these clients were to terminate our agreements with them or such agreement were to expire, and require us to cease providing our services to subscribers, then we would lose significant sources of revenue.

We are substantially dependent upon our consumer products and services for a significant portion of our revenue, and market demand for these services could decrease.

Approximately 92% in 2005 and 88% of our revenue in 2006 was derived from our consumer products and services, with the balance coming from our background screening services. We expect to remain dependent on revenue from our consumer products and services for the foreseeable future. Any significant downturn in the demand for these services would materially decrease our revenue.

If we lose our ability to purchase data from any of the three major credit reporting agencies, each of which is a competitor of ours, demand for our services could decrease.

We rely on the three major credit reporting agencies, Equifax, Experian and TransUnion, to provide us with essential data for our consumer identity theft protection and credit management services. Our agreements with Equifax expire in November 2008. Our agreements with Experian and TransUnion may be terminated by them on 30 days and 60 days notice, respectively. Each of the three major credit reporting agencies owns its consumer credit data and is a competitor of ours in providing credit information directly to consumers, and may decide that it is in their competitive interests to stop supplying data to us. Any interruption, deterioration or termination of our relationship with one or more of the three credit reporting agencies would be disruptive to our business and could cause us to lose subscribers.

We may incur substantial marketing expenses as we enter new businesses, develop new products or increase our direct market arrangements, which could cause our operating income to decline on a quarterly basis and our stock price to drop.

We are committing significant resources to our strategic effort to market our services to the broader direct-to-consumer marketplace. As a result, our marketing expenses for 2006 were significantly higher than the comparable periods for 2005, and we anticipate this increased spending to continue in 2007. In addition, if we were to increase our direct marketing arrangements with new or existing clients, where we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers, this would generally result in higher marketing costs and negative cash flow over the first several months after a program is launched. These upfront costs resulted in a reduction in our operating income and earnings per share for 2006 and may continue into 2007. This could cause our stock price to decline. In addition, we can not assure you that our investment in the direct-to-consumer business or other new businesses or products or any increase in direct marketing arrangements will be successful in increasing our subscribers or generating future revenue or profits on our projected timeframes or at all, which could have a material adverse effect on our results of operations and financial condition.

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

We and our clients solicit some of our subscribers through outbound telemarketing that we outsource to third-party contractors. In outbound telemarketing, the third-party contractors make the initial contact with potential subscribers. We attempt to control the level and quality of the services provided by these third parties through a combination of contractual provisions, monitoring, on-site visits and records audits. In arrangements where we bear the marketing cost, which represented 32% of new subscribers acquired in 2006, approximately 53% of new subscribers were obtained through outbound telemarketing by our vendors. In arrangements where the clients bear the marketing cost, which represented 68% of new subscribers acquired in 2006, approximately 16% of new subscribers were obtained through outbound telemarketing by outsourced vendors. Any quality problems could result in negative publicity and customer dissatisfaction, which could cause us to lose clients and subscribers and decrease our revenue.

We may lose subscribers and customers and significant revenue if our existing products and services become obsolete, or if we fail to introduce new products and services with broad appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon developing and successfully introducing new products and services that generate client and consumer interest, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. We have made or may make significant investments in these new products and services, including development costs and prepayment of royalties and fees to third party providers. Although we have a limited history of developing and introducing products and services outside the areas of identity theft protection and consumer credit management, we are currently developing or introducing new products and services in the area of small business credit information and fraud detection. If we fail to develop, introduce or expand successfully our products and services, our business and prospects will be materially adversely affected.

We may lose subscribers and significant revenue if our subscribers cease to maintain the accounts through which they are billed for our products and services, or our clients change their billing or credit practices or policies.

Most of our subscribers are billed for our products and services through accounts with our clients, such as mortgage and credit card accounts. Market factors such as a high degree of mortgage refinancing may result in cancellation of those accounts, which will result in a loss of subscribers. Client decisions, such as changes in their credit card billing practices or policies, may result in our inability to bill for our products and services, which also may result in a loss of subscribers. These subscriber losses may have a material adverse impact on our revenue.

We may not be able to develop and maintain relationships with third party providers, and failures by those third parties could harm our business and prospects.

Our fraud protection and small business services are substantially dependent on third party data and analytics providers. Our failure to develop and maintain these third party relationships could harm our ability to provide those services. Our other consumer products and services are substantially dependent on third party providers, including insurance companies. Failure of the third party providers on which we depend to perform under our agreements with them, or to provide effective and competent services, could cause us to have liability to others or otherwise harm our business and prospects.

Our stock price fluctuates and may continue to fluctuate significantly over a short period of time.

In the past our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our historical operating results have been below the expectations of analysts and investors, the price of our common stock has decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;

•	the loss of a key client or a change by a key client in the marketing of our products and services;

•	our ability to introduce new and improve existing products and services on a timely basis;

•	the introduction of competing products and services by our competitors;

•	the demand for consumer subscription services generally;

•	the ability of third parties to market and support our services; and

•	general economic conditions.

Our senior secured credit agreement provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We may fail to comply with the covenants in our credit agreement as a result of, among other things, changes in our results of operations or general economic changes. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our credit agreement could result in a default under the facility, which could cause the lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our credit agreement bears interest at variable interest rates, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow, which could cause the price of our common stock to decline.

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

We depend on key members of our management and marketing personnel.

If one or more of these individuals, particularly our chairman and chief executive officer, were unable or unwilling to continue in their present positions, our business could be materially adversely affected. In addition, we do not maintain key person life insurance on our senior management. We also believe that our future success will depend, in part, on our ability to attract, retain and motivate skilled managerial, marketing and other personnel. We also recently restructured our management team and, as a result, incurred substantial severance costs in 2006.

We are subject to legal claims, including a consumer class action litigation, that could require us to pay damages and/or change our business practices.

Because we operate in a highly regulated industry and must comply with various foreign, federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our businesses and our clients’ businesses. These legal actions might include lawsuits styled as class actions and alleging violations of various federal and state consumer and privacy protection laws, such as the pending action alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the federal Credit Repair Organizations Act and the Pennsylvania Credit Services Act. We cannot predict the outcome of this action or any other future actions or proceedings, and the cost of defending these claims might be material. If we are found liable in any actions or proceedings, we might have to pay substantial damages and change the way we conduct our business, any of which might have a material adverse effect on our profitability and business prospects.

If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected.

We have not established reserves for any of the legal proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a reserve or a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition and result in a significant reduction in the value of our shares of common stock.

We may not be able to consummate acquisitions that are accretive or which improve our financial condition.

A principal component of our strategy going forward is to selectively acquire assets or complementary businesses in order to increase cash flow and earnings. This depends upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to support our growth, and many other factors beyond our control. We may encounter delays or other problems or incur substantial expenses in connection with seeking acquisitions that could negatively impact our operating results. For example, during the first quarter of 2006, based upon the completion of our due diligence, we terminated a letter of intent to acquire a company and agreed to pay a $200,000 fee in connection therewith.

In connection with any acquisitions or investments, we could issue stock that would dilute our stockholders, incur substantial debt, assume known, contingent and unknown liabilities and/or reduce our cash reserves. For example, in connection with the Chartered Marketing Services acquisition, we financed a portion of the purchase price with a $15,000,000 term loan borrowing under our new credit facility, which requires monthly payments of interest, and assumed responsibility for all of Chartered Marketing Services’ liabilities, subject to the terms of the customary indemnification and escrow provisions in the merger agreement. As part of the formation of Screening International, we agreed to cooperate with Control Risks Group to meet any future financing needs of Screening International, including agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary. Acquisitions may also require material infrequent charges and could result in adverse tax consequences, impairment of goodwill, substantial depreciation and amortization, increased interest expense, deferred compensation charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets, any of which could negatively impact our results of operations in one or more future periods.

We may not realize planned benefits of our acquisitions.

We recently formed Screening International and completed the acquisition of Chartered Marketing Services. In connection with these and other acquisitions, we may experience unforeseen operating difficulties as we integrate the acquired assets into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition or business combination by us involves risks, including:

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of the acquired businesses with those of our existing operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	establishing the internal controls and procedures that we are required to maintain under the Sarbanes-Oxley Act of 2002;

•	mitigating contingent or assumed liabilities or unexpected costs; and

•	risks of entering new markets, such as the United Kingdom, or markets in which we have limited prior experience.

Screening International is subject to additional risks due to its international scope.

We have very limited experience in conducting and managing a business internationally, and our ability to sell products and services internationally will be reliant upon certain key relationships of our partner, Control Risks Group, which we may not be able to continue. We are also subject to currency risk relating to the overseas sales of the company. We cannot assure you that we will be successful in overcoming these risks, and if we fail to do so, these risks could have a negative effect on our business, financial condition and results of operations, and cause our stock price to decline.

In addition, our background screening business is and will be subject to a wide range of extensive local and international laws and regulations, which may materially increase our costs, impair our ability to provide our services, or expose us to legal claims or liability. Our background screening business depends on information about individuals from private and public sources. In the United States, these services are governed by the federal Fair Credit Reporting Act, various state consumer reporting laws, the federal Drivers’ Privacy Protection Act, and other federal and state laws. Our background screening business also is subject to the European Data Privacy Directive, and other privacy laws within the European Economic Area and other countries where Screening International obtains data or provides background screening reports. We or our clients also must comply with laws that govern the data that may be used in making employment decisions. As our background screening business expands around the world, we will be required to analyze and comply with a variety of laws in other countries and jurisdictions, which may significantly increase the costs of our business and may result in unanticipated restrictions on our planned activities that may have a material impact on our ability to carry on or expand our business as planned. In addition, any determination that we have violated any of these laws may result in liability for fines, damages, or other penalties, including the loss of the ability to carry on business, which may have a material adverse impact on our business.

Screening International, and any other business combination where we do not own 100% of the business could be hindered if we fail to maintain a satisfactory working relationship with our partners.

There are special risks associated with business combination arrangements. While we own a majority interest in Screening International, we may not have the majority interest in, or control of, future business combinations that we may enter into. Any business combination partners, including Control Risks Group, may at times have economic, business or legal interests or goals that are inconsistent with our interests or goals or those of the business combination. The agreement with Control Risks Group restricts our ability to control Screening International and requires Control Risks Group and us to cooperate and mutually agree to significant matters in order to implement and expand upon Screening International’s business strategy and to finance and manage its operations. We are also subject to exclusivity provisions pursuant to the agreement. There is also risk that Control Risks Group or future partners may be unable to meet their economic or other obligations and that we may be required to fulfill those obligations alone. A change in control of us or Control Risks Group could affect our relationship with each other and will trigger buy-out rights for the other party, which could have the effect of preventing or delaying a change of control transaction that our stockholders may favor. Finally, the risk of disagreement or deadlock is inherent in jointly controlled entities, and there is the risk that decisions against our interests could be made and that we may not realize the expected benefits from our business combination, including economies of scale and opportunities to realize potential synergies and cost savings.

Our failure to protect private data could damage our reputation and cause us to expend capital and resources to protect against future security breaches or other unauthorized access.

We collect, distribute and protect sensitive private data in delivering our services. We are subject to the risk that unauthorized users might access that data or human error might cause the wrongful dissemination of that data. If we experience a security breach or other unauthorized access to information, the integrity of our services may be affected. We continue to incur significant costs to protect against security breaches or other mishaps and to minimize problems if a data breach was to occur. Moreover, any public perception that we mishandle private information could adversely affect our ability to attract and retain clients and subscribers and could subject us to legal claims and liability. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

We are subject to government regulation and increasing public scrutiny, which could impede our ability to market and provide our services and have a material adverse effect on our business.

Our business and activities, or the information we use in our business and activities, are subject to regulation by foreign, federal, state and local authorities, including the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act and similar foreign laws. In addition, certain of the services provided by Chartered Marketing Services include insurance components governed by insurance laws. Insurance generally is regulated by each of the fifty states of the United States and the District of Columbia. Some insurance laws require licensing, and impose other extensive restrictions. The applicability of some insurance laws to various services and activities may vary by state and may be uncertain within a state, which may result in conflicting rules and or unanticipated costs or restrictions on our business. In addition, as we expand our background screening business to other parts of the world, we will become subject to the laws and regulations of those countries, certain of which may conflict the laws and regulations of other countries where we operate.

We incur significant costs to operate our business and monitor our compliance with these laws and regulations. Any changes to the existing applicable laws and regulations or any determination that other laws and regulations are applicable to us could increase our costs or impede our ability to provide our services to our customers, which might have a material adverse effect on our business and results of operations. In addition, any of these laws and regulations are subject to revision, and we cannot predict the impact of legislative or regulatory changes on our business. Further, any determination that we have violated any of these laws may result in liability for fines, damages, or other penalties, including suspension or loss of required licenses, which may have a material adverse impact on our business.

Marketing laws and regulations may materially limit our or our clients’ ability to offer our products and services to consumers.

We market our consumer products and services through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new subscribers or offer additional services to existing subscribers, which may have a material impact on our ability to sell our services.

Laws requiring the free issuance of credit reports by credit reporting agencies could impede our ability to obtain new subscribers or maintain existing subscribers and could have a material adverse effect on our revenue.

The Fair Credit Reporting Act provides consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency, and requires each major consumer credit reporting agency to provide the consumer a credit score along with his or her credit report for a reasonable fee as determined by the Federal Trade Commission. Laws in several states, including Colorado, Georgia, Illinois, Maine, Maryland, Massachusetts, New Jersey and Vermont, require consumer reporting agencies to provide each consumer one credit report per year (or two credit reports, in the case of Georgia) upon request without charge. We are not required to comply with these requirements because we are not a consumer reporting agency in connection with our consumer products and services. These laws do apply to the three major credit reporting agencies from which we purchase data for our services. The rights of consumers to obtain free annual credit reports from consumer reporting agencies, and credit scores for a fee, could cause consumers to perceive that the value of our services is reduced or replaced by those free credit reports, which could have a material adverse effect on our business.

A significant downturn in the charge or credit card or mortgage industries or a trend in those industries to reduce or eliminate marketing programs could harm our business.

We depend upon clients in the charge and credit card and mortgage industries. Services marketed through our charge and credit card issuer clients account for a substantial percentage of our revenue. We also have relied on mortgage issuers and other mortgage companies to market our products. Therefore, a significant downturn in those industries could harm our business. The reduction or elimination of marketing programs within our charge and credit card issuer or mortgage company clients could materially adversely affect our ability to acquire new subscribers and to expand the range of services offered to current subscribers.

Competition could reduce our market share or decrease our revenue.

We operate in highly competitive businesses. Our competitors may provide products and services comparable or superior to those provided by us, or at lower prices, adapt more quickly to evolving industry trends or changing market requirements, increase their emphasis on products and services similar to ours, enter the markets in which we operate or introduce competing products and services. Any of these factors could reduce our market share or decrease our revenue. Many of our competitors have greater financial and other resources than we do.

Several of our competitors offer products and services that are similar to, or that directly compete with, our products and services. Competition for new subscribers for our consumer products and services is also intense. Even after developing a client relationship, we compete within the client organization with other consumer products and services for appropriately targeted customers because client organizations typically have only limited capacity to market third-party products and services like ours. We also compete directly with the credit reporting agencies that control the credit file data that we use to provide our services. Although we believe that the major credit reporting agencies generally do not provide client branded services that meet our clients’ specifications and needs, we have no assurance they will not do so in the future. In addition, our background screening business competes with a variety of companies that might provide a broader range of screening services and have a more established track record and brand name than we do.

Insiders have substantial control over us and could delay or prevent a change in corporate control, which may harm the market price of our common stock.

Our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 54% of our outstanding common stock. These stockholders may have interests that conflict with the other public stockholders. If acting together, they have the ability to control the management and affairs of our company and determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a summary of our material leased facilities:

	Approx.
Location	Square Feet	Segment	Lease Expiration

Chantilly, VA	69,000	Consumer Products and Services	2007 and 2009
Rio Rancho, NM	28,000	Consumer Products and Services	2013
Manassas, VA	11,500	Consumer Products and Services	2008
Winchester, VA	21,000	Background Screening	2010
Hammersmith, West London, UK	10,000	Background Screening	2008
Arlington Heights, IL	2,500	Consumer Products and Services	2008

We also own a 14,000 square foot facility located in Arlington Heights, Illinois, which is used by our Consumer Products and Services segment for office space, an inbound call center and fulfillment center.

We believe that our facilities will support our future business requirements or that we will be able to lease additional space, if needed, or reasonable terms. Certain properties are utilized by both of our segments and in such cases the property is reported in the segment with highest usage.

ITEM 3.	LEGAL PROCEEDINGS

On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and the Pennsylvania Credit Services Act (“PA CSA”). The plaintiff contends that Capital One and us are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. The plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of damages, including all fees paid by the class members for the services, attorneys’ fees and costs. We responded with a motion seeking to dismiss the action and enforce a provision in the terms of use for the product which require disputes to be resolved in arbitration and without class actions. By order of June 12, 2006, the district court granted our motion, stayed the action and ordered the plaintiff to arbitrate her claims on an individual basis. The order of the district court has been appealed by the plaintiff to the U.S. Court of Appeals for the Third Circuit. The parties have filed their primary briefs, and the appeal is pending. The plaintiff has voluntarily dismissed Capital One from the case.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Michael R. Stanfield	56	Chairman, Chief Executive Officer and Director
Madalyn C. Behneman	43	Senior Vice President and Principal Financial Officer
John G. Scanlon	39	Executive Vice President, Strategic Growth
Neal B. Dittersdorf	47	Chief Legal Officer
George (Chip) K. Tsantes	47	Executive Vice President and Chief Technology Officer
Steven A. Schwartz	46	Executive Vice President, Endorsed Credit and Security Sales

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

Madalyn C. Behneman served as our Vice President of Finance and Accounting from June 2005 until February 2006, when she was appointed Senior Vice President and Principal Financial Officer. Prior to joining Intersections, Ms. Behneman was employed by NII Holdings, Inc. as the Director of External Financial Reporting from June 2004 until June 2005. Ms. Behneman previously held various finance and accounting positions, including Director of Financial Reporting, with MCI, Inc. from February 2003 until June 2004 and from 1989 until 1999, and with Winstar Communications from 1999 until December 2002. Ms. Behneman was employed on the audit staff of Ernst & Young and is a CPA. She earned her Bachelor of Science degree in Accounting from Virginia Tech.

John G. Scanlon who joined Intersections in November 13, 2006, was promoted to Executive Vice President in January 2007. Mr. Scanlon joined Intersections in November of 2006 from National Auto Inspections, LLC where he was President and Chief Operating Officer for this venture capital backed startup company. Mr. Scanlon previously served as a senior executive at Capital One Financial Corporation from 2000 to 2006 where he held general management responsibility for the company’s direct banking business and previously led a large portion of the Information Technology organization. Mr. Scanlon holds a Bachelor of Science degree in Business Administration from Georgetown University, and a Masters of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

Steven A. Schwartz was named Executive Vice President, Endorsed Credit and Security Sales in October 2006, after serving as Senior Vice President of the Client Services division since joining Intersections in July 2003. From April 2001 to April 2003, Mr. Schwartz served as Senior Vice President at The Motley Fool. Mr. Schwartz holds a B.S. from Syracuse University and an M.B.A. from Rutgers University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 28, 2007, the common stock was held by approximately 17 stockholders of record and an estimated 3,343 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share of our common stock as reported on the Nasdaq Composite Tape.

	Sales Price
	per Share
	High	Low

2005 Quarter ended:
March 31, 2005	$17.08	$12.31
June 30, 2005	$14.90	$8.28
September 30, 2005	$13.51	$9.85
December 31, 2005	$13.92	$8.26

	Sales Price
	per Share
	High	Low

2006 Quarter ended:
March 31, 2006	$11.63	$8.29
June 30, 2006	$11.87	$9.31
September 30, 2006	$11.19	$8.75
December 31, 2006	$11.05	$8.84

We never have paid or declared any cash dividends on our common stock and have no plans to do so in the foreseeable future. We are prohibited from paying dividends under our credit agreement. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We had no share repurchases during the year ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

This section presents our historical financial data. The selected consolidated financial data is qualified by reference to and should be read carefully in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere of this Form 10-K. The selected consolidated financial data in this section is not intended to replace the financial statements.

	Year Ended December 31,
	2002	2003	2004		2005	2006
	(In thousands, except per share data)

Statement of Operations Data(1):
Revenue	$98,005	$147,306	$152,916		$165,171	$201,051
Operating expenses:
Marketing	26,198	20,325	19,328		19,646	25,173
Commission	27,083	55,206	46,719		26,687	25,786
Cost of revenue	23,568	35,669	40,093		57,351	75,188
General and administrative	13,002	18,312	23,330		34,518	49,978
Depreciation and amortization	1,912	2,233	3,991		6,457	10,018
Impairment of software development costs(2)	—	—	—		1,515	—

Total operating expenses	91,763	131,745	133,461		146,174	186,143
Operating income	6,242	15,561	19,455		18,997	14,908
Interest (expense) income	(1,068)	(1,008)	56		1,183	780
Other income	90	12	31		37	173

Income before income taxes and minority interest	5,264	14,565	19,542		20,217	15,861
Income tax benefit (expense)	—	4,811 (3)	(8,597	)(4)	(7,747)	(6,328)
Minority interest in net income (loss) of subsidiary	83	35	—		—	(97)

Net income	$5,347	$19,411	$10,945		12,470	9,436

Net income per share:
Basic	$1.09	$3.92	$0.85		$0.73	$0.56

Diluted	$0.43	$1.36	$0.64		$0.70	$0.54

Weighted average shares outstanding:
Basic	4,921	4,954	12,929		17,002	16,770

Diluted	14,666	14,965	17,517		17,815	17,606

Balance Sheet Data:
Cash and cash equivalents	$9,459	$14,411	$12,027		$17,555	$15,580
Deferred subscription solicitation costs	11,684	9,768	9,185		8,818	11,786
Working capital	3,603	10,344	55,984		52,493	26,858
Total assets	28,006	49,900	109,111		123,187	179,467
Long-term obligations	698	972	1,764		2,797	13,304
Total stockholders’ (deficit) equity	$(13,975)	$5,485	$87,127		$92,944	$104,576
Statement of Cash Flow Data:
Cash (outflows) inflows from:
Operating activities	$(1,353)	$11,193	$21,808		$17,597	$17,897
Investing activities	(1,097)	(5,297)	(68,320)		(3,225)	(33,596)
Financing activities	(2,400)	(944)	44,128		(8,844)	13,583

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Other Data:
Subscribers at beginning of period	894,064	1,562,537	2,274,605	2,885,223	3,659,975
New subscribers — indirect	764,079	1,491,282	1,609,469	2,180,964	2,459,032
New subscribers — direct(5)	1,100,953	793,365	805,217	700,297	1,168,002
Cancelled subscribers within first 90 days of subscription	630,335	662,058	586,680	845,522	887,629
Cancelled subscribers after first 90 days of subscription	566,224	910,521	1,217,388	1,260,987	1,773,549

Subscribers at end of period	1,562,537	2,274,605	2,885,223	3,659,975	4,625,831

Total revenue	$98,005	$147,306	$152,916	$165,171	$201,051
Revenue from transactional sales	(6,897)	(18,450)	(3,093)	(16,263)	(31,702)
Revenue from lost/stolen credit card registry	(147)	(93)	(85)	(77)	(81)

Subscription revenue	$90,961	$128,763	$149,738	$148,831	$169,268
Marketing and commissions	$53,281	$75,531	$66,047	$46,333	$50,959
Commissions paid on transactional sales	(4,185)	(10,475)	(759)	(105)	(30)
Commissions paid on lost/stolen credit card registry	(14)	(12)	(9)	(36)	(31)

Marketing and commissions associated with subscription revenue	$49,082	$65,044	$65,279	$46,192	$50,898

(1)	Our financial results include American Background for the period November 12, 2004 through May 30, 2006, and Screening International, which combined American Background with Control Risks Group background screening business, for the period May 31, 2006 through December 31, 2006. Our financial results also include Chartered Marketing Services, which we acquired on July 3, 2006. Chartered Marketing Services’ results will not be separately reported.

(2)	During the year ended December 31, 2005, we re-assessed the development effort related to our small business product. As a result, we recognized an impairment loss of approximately $1.4 million related to software development costs. In addition, we agreed with a client to change certain processes that required new software resulting in an additional impairment loss of approximately $150 thousand.

(3)	For periods prior to 2003, we did not record a tax benefit from net operating losses but instead recorded an off-setting valuation allowance. The valuation allowance was required because it was more likely than not that some or all of the net deferred tax assets would not be realized. Based on positive and anticipated projected income it was determined during the third quarter of 2003 that the valuation allowance was no longer necessary and we recognized a $6.5 million tax benefit.

(4)	Income tax expense in 2004 reflects a write-off based on the reduction of approximately $912,000 in deferred tax assets related to the conversion, at the time of the Company’s initial public offering, of a senior secured convertible note obligation. The write-off was made in connection with FASB Statement No. 109, Accounting for Income Taxes, which requires an analysis of deferred tax items at year-end, and in accordance with Emerging Issues Task Force 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders Under FASB Statement No. 109. As a result of the reduction, the company’s federal tax rate for 2004 was approximately 44%, as opposed to 39% without the reduction.

(5)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our acquisition of Chartered Marketing Services, Inc., in July of 2006, we expanded our portfolio of services to include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also offer our services directly to consumers.

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients are principally credit card or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts and selling at the point of personal contact in branches. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, web and technology companies and other service providers with significant market presence and brand loyalty.

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We expect to substantially increase our own investment in marketing with one or more clients in 2007.

In addition, in 2006 we began expanding our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We expect to make a significant investment in marketing direct to consumers in 2007.

We also offer data security breach services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals.

In addition, through our subsidiary Screening International, LLC, we provide personnel and vendor background screening services to businesses worldwide. Screening International was formed in May 2006, by combining our subsidiary American Background Services, Inc., with the background screening division of Control Risks Group, Ltd., a company based in the United Kingdom.

We have two reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International.

Our client arrangements are distinguished from one another by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available.

•	Shared marketing arrangements: Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split in proportion to the investment made by our client and us.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to no specific termination period, under the economic arrangements that existed at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under some contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us. We look to the specific client arrangement to determine the appropriate revenue recognition policy, as discussed in detail in Note 2 to our consolidated financial statements.

As shown in the following table, the number of subscribers from our indirect, direct and shared marketing arrangements, have increased over the past three fiscal years:

	As of December 31,
	2004	2005	2006

Indirect marketing arrangements	1,734,963	2,470,883	3,182,728
Direct and shared marketing arrangements	1,150,260	1,189,092	1,443,103

Total subscribers	2,885,223	3,659,975	4,625,831

Subscribers in our Consumer Products and Services segment from indirect marketing arrangements have grown from 60.1% as of December 31, 2004 and 67.5% as of December 31, 2005 to 68.8% of total subscribers as of December 31, 2006.

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

The number of cancellations within the first 90 days as a percentage of new subscribers was 24.3% in 2004, 29.3% in 2005 and 24.5% in 2006. The number of cancellations within the first 90 days of subscription, as a percentage of new subscribers was lower during the year ended December 31, 2006 compared to the same period last year. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 29.7% in 2004, 25.6% in 2005 and 27.7% in 2006. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions, was 38.5% in 2004, 36.5% in 2005 and 36.5% in 2006. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, increased from 61.5% in 2004 to 63.5% in 2005 and 63.5% in 2006.

Revenue from subscribers obtained through our largest clients in 2004, 2005 and 2006 as a percentage of total revenue, and the principal contract arrangements with those clients, were as follows:

Percentage of Revenue for the
Years Ended December 31,

Client	Relationship	2004	2005	2006

American Express	Shared Marketing	22%	22%	7%
Discover	Direct Marketing	10%	7%	5%
Discover	Indirect Marketing	7%	9%	11%
Capital One (direct and through Equifax agreement)	Indirect Marketing	24%	12%	13%
Citibank	Direct Marketing	10%	6%	6%
Citibank	Indirect Marketing	1%	6%	8%
Bank of America (includes MBNA)	Shared/Direct Marketing	6%	11%	13%

Our relationship with American Express Travel Related Services, or American Express, was a shared marketing arrangement under an agreement that expired on December 31, 2005. Under a Services Transition Agreement with American Express, we provided our current consumer services through May 31, 2006, to subscribers who paid for the service through their Amex credit cards. We were compensated for those services through April 30, 2006, based on the commission structure in effect under the existing agreement with American Express, and from May 1, 2006, to May 31, 2006, based on a service fee per subscriber. We have not serviced those subscribers since May 31, 2006. The Services Transition Agreement also provided that we maintain the perpetual and unrestricted right to provide our services to all subscribers who are currently paying for the consumer services through payment vehicles other than American Express credit cards, and to all subscribers who are receiving our combined personal and business credit information services regardless of how those subscribers are billed. We have not been required to pay any commission on those subscribers since January 1, 2006. We will have the right to offer our other products and services to those subscribers, and the Services Transition Agreement prohibits either party from knowingly soliciting subscribers retained by the other party under the agreement. As a result of the Services Transition Agreement, since May 31, 2006, we ceased servicing approximately 95% of our subscribers obtained through American Express, which accounts for approximately 95% of the revenue generated through the American Express relationship. American Express also reimbursed us in the amount of one million dollars ($1,000,000) for certain marketing expenses incurred in 2005.

In November 2001, we entered into a master services agreement with Equifax under which we provided various services. We recently amended the master agreement to continue the term to November 26, 2008, with automatic renewal for an additional 2 year renewal term unless either party terminates the agreement upon notice of non-renewal 10 months or more prior to expiration of the original term. Even if the master agreement is not terminated, however, either party may terminate the receipt of particular services from the other party on 60 days’ prior notice. With the exception of services to Capital One customers acquired prior to January 1, 2005, we are not providing any services under that agreement. Prior to January 1, 2005, we provided our identity theft protection and credit management services under the master agreement with Equifax to customers of Capital One Bank, or Capital One, which marketed those services to consumers under an agreement between Capital One and Equifax. On September 1, 2004, we entered into a marketing and services agreement with Capital One under which, effective January 1, 2005, our services are marketed by Capital One to its customers. The services marketed to Capital One customers under this agreement are substantially all of the services previously marketed through the master agreement between us and Equifax, in addition to other services. Through our agreement with Equifax, however, we continue to provide our services to the customers of Capital One who enrolled for the services prior to January 1, 2005.

Some of our top 5 revenue producing clients have re-negotiated pricing with us over the last few months. Although some of these efforts resulted in lower prices for some products, we expect that increasing volumes and changing of the sales mix to higher priced products will provide continued growth with these clients.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our results of operations. For additional information, see Note 2 to our consolidated financial statements.

Revenue Recognition

We recognize revenue on 1) identity theft, credit management and background services and 2) accidental death insurance and other membership products.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods.

Identity Theft, Credit Management and Background Services

The point in time at which we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104 Revenue Recognition. Consistent with the requirements of SAB No.’s 101 and 104: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectibility is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.

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

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In addition, we generate revenue from the sale of one-time credit reports and background screens, which is generally at the time of completion.

The amount of revenue recorded by us is determined in accordance with Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the risk of physical loss of inventory and credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

Accidental Death Insurance and other Membership Products

The point in time at which we recognize revenue from our services is determined in accordance with SAB No. 101, as amended by SAB No. 104. Consistent with the requirements of SAB No.’s 101 and 104, a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectibility is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

The amount of revenue recorded by us is determined in accordance with FASB’s EITF 99-19, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). For insurance products we generally record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2006 totaled $1.8 million.

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

In accordance with SAB No. 101, as amended by SAB No. 104, commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of their subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

Software Development Costs

We develop software for internal use and capitalize software development costs incurred during the application development stage in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Cost. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated useful life, which is generally three to five years.

In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the year ended December 31, 2006.

Goodwill and Other Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.

Statements of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis during the fourth quarter of each fiscal year as of October 31 and no indicators of impairment were identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology related asses. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years.

The goodwill and intangibles balances as of December 31, 2006 pertain to the acquisitions of American Background on November 12, 2004, Screening International on May 31, 2006 and Chartered Marketing Services on July 3, 2006.

Recent Accounting Pronouncements

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, (“SFAS 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We will adopt the provisions of FIN 48 on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet completed our determination of the impact of adoption on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS 159 is effective for accounting periods beginning after 15 November 2007. We are currently assessing the impact of adopting SFAS 159 on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items on our statement of operations as a percentage of revenue:

	Year Ended December 31,
	2004	2005	2006

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	12.6	11.9	12.5
Commission	30.6	16.2	12.8
Cost of revenue	26.2	34.7	37.4
General and administrative	15.3	20.9	24.9
Depreciation and amortization	2.6	3.9	5.0
Impairment of software development	—	0.9	—

Total operating expenses	87.3	88.5	92.6
Operating income	12.7	11.5	7.4
Interest income, net	0.1	0.7	0.4
Other income, net	—	—	0.1

Income before taxes and minority interest	12.8	12.2	7.9
Income tax (expense) benefit	(5.6)	(4.7)	(3.2)
Minority interest in net loss of subsidiary	—	—	—

Net income	7.2%	7.5%	4.7%

We have two reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International.

The following table sets forth segment information for the years ended December 31, 2005 and 2006. Prior to acquisition of American Background on November 12, 2004, the Company provided only services related to the Consumer Products and Services segment.

Years Ended December 31, 2005 and 2006

	Consumer
	Products and	Background
	Services	Screening	Consolidated

Year Ended December 31, 2005
Revenue	$151,326	$13,845	$165,171
Operating expenses:
Marketing	19,646	—	19,646
Commission	26,687	—	26,687
Cost of revenue	50,814	6,537	57,351
General and administrative	28,838	5,680	34,518
Impairment of software development costs	1,515	—	1,515
Depreciation and amortization	5,798	659	6,457

Total operating expenses	133,298	12,876	146,174

Operating income	18,028	969	18,997

Interest income (expense) — net	1,191	(8)	1,183
Other income — net	33	4	37

Income before taxes	$19,252	$965	$20,217

Year Ended December 31, 2006
Revenue	$176,942	$24,109	$201,051
Operating expenses:
Marketing	25,173	—	25,173
Commission	25,786	—	25,786
Cost of revenue	62,544	12,644	75,188
General and administrative	41,023	8,955	49,978
Depreciation and amortization	9,004	1,014	10,018

Total operating expenses	163,530	22,613	186,143

Operating income	13,412	1,496	14,908

Interest income (expense) — net	772	8	780
Other income (expense) — net	316	(143)	173

Income before taxes and minority interest	$14,500	$1,361	$15,861

Revenue.  Revenue increased 21.7% to $201.1 million for the year ended December 31, 2006 from $165.2 million for the year ended December 31, 2005. This increase was attributed to a $25.6 million increase in Consumer Products and Services and a $10.3 million increase in Background Screening Services.

The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 4.6 million subscribers for the year ended December 31, 2006 from 3.7 million for the year ended December 31, 2005, an increase of 26.4%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with new and existing clients, as well as increased revenue from additional insurance and other consumer products and services as a result of the acquisition of Chartered Marketing Services. This increase was partially offset by a decline in revenue as a result of the loss of American Express as a client in May of 2006.

Our relationship with American Express (Amex), was a shared marketing arrangement under an agreement that expired on December 31, 2005 and on December 21, 2005 we entered into a Services Transition Agreement with American Express. As a result of the Services Transition Agreement, after May 31, 2006, we ceased servicing approximately 95% of our subscribers obtained through American Express, which accounted for approximately 95% of the revenue generated through American Express relationship. In order to maintain and continue to grow our revenue, we have offset this loss of revenue from existing and new client relationships and other products and services.

In addition, during the fourth quarter of 2006, we experienced a significant increase in the rate of credit card declines at one of our clients due to changes to the manner in which the client administers third-party products. This increase in decline rates occurred simultaneously with a system conversion implemented at the client, and was originally believed to be the result of conversion errors. As a result, we continued providing service to these customers throughout the fourth quarter and into the beginning of 2007, while working with the client to investigate and address the causes of the increased decline rates. We estimate the lost revenue impact to fourth quarter 2006 to be $1.4 million as a result of this increase in credit card decline rates. In the first quarter of 2007, we successfully collected approximately $490 thousand in revenue by re-billing the impacted customers. We also expect to cancel service to approximately 250 to 300 thousand subscribers from this client, and have made adjustments to our going forward assumptions on credit card decline rates associated with this client.

The table below shows the percentage of subscribers generated from indirect marketing arrangements.

	Year Ended
	December 31,
	2005	2006

Percentage of subscribers from indirect marketing arrangements to total subscribers	67.5%	68.8%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	75.1%	67.8%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	33.8%	40.7%

The increase in Background Screening is primarily a result of the addition of our operations in the United Kingdom in June 2006 as a result of the formation of Screening International by combining our subsidiary American Background Information Services, Inc., with the background screening division of Control Risks Group, and an increase in our domestic background screening volume.

Marketing Expenses.  Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 28.1% to $25.2 million for the year ended December 31, 2006 from $19.6 million for the year ended December 31, 2005. This increase is primarily a result of an increase in the cost of marketing directly to the consumer, as well as increased marketing costs related to additional insurance and membership costs as the result of the acquisition of Chartered Marketing Services. Amortization of deferred subscription solicitation costs related to marketing for the years ended December 31, 2006 and 2005 were $19.2 million and $19.3 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the year ended December 31, 2006 and 2005 were $6.0 million and $401 thousand, respectively.

As a percentage of revenue, marketing expenses increased to 12.5% for the year ended December 31, 2006 from 11.9% for year ended December 31, 2005 primarily as the result of an increase in direct to consumer marketing.

We are seeing a shift back to more direct marketing due to the acquisition of Chartered Marketing Services, the increase in our commitment to consumer direct and the relationship with a major new financial institution client. In 2006, our marketing expense was $25.2 million and we expect it to be about 50% higher in 2007.

The Services Transition Agreement with American Express signed December 21, 2005 provided for a payment to us of $1.0 million for certain expenses related to marketing costs we incurred through May 2006 and transition costs. We had $675 thousand of deferred marketing expenses as of December 31, 2005 which was offset by the $1.0 million payment between January 1, 2006 and May 31, 2006. The remaining balance of $325 thousand was recorded to other income in May 2006.

Commission Expenses.  Commission expenses consist of commissions paid to clients. Commission expenses decreased 3.4% to $25.8 million for the year ended December 31, 2006 from $26.7 million for the year ended December 31, 2005. The decrease is related to the loss of American Express partially offset by the additional commissions related to insurance and marketing products as the result of the acquisition of Chartered Marketing Services.

As a percentage of revenue, commission expenses decreased to 12.8% for year ended December 31, 2006 from 16.2% for year ended December 31, 2005 primarily as the result of the loss of American Express.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 31.1% to $75.2 million for the year ended December 31, 2006 from $57.4 million for the year ended December 31, 2005. This increase was attributed to an $11.7 million increase in Consumer Products and Services and a $6.1 million increase in Background Screening.

The increase in Consumer Products and Services is primarily the result of a 26.4% increase in our subscriber base. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with new and existing clients and the addition of insurance and other products and services to our client based business as a result of the acquisition of Chartered Marketing Services. The increase in Background Screening is primarily a result of the addition of the UK operations in June 2006 and an increase in our domestic background screening volume.

As a percentage of revenue, cost of revenue was 37.4% for the year ended December 31, 2006 compared to 34.7% for the year ended December 31, 2005.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and Administrative expenses increased 44.8% to $50.0 million for the year ended December 31, 2006 from $34.5 million for the year ended December 31, 2005. This increase was attributed to a $12.2 million increase in Consumer Products and Services and a $3.3 million increase in Background Screening.

Contributing to the increase in Consumer Products and Services were increases in payroll, stock based compensation, severance and professional services, costs related to additional insurance and membership products to our client based business as a result of the acquisition of Charted Marketing Services, as well as various overhead expenses as a result of our growth and being a public company. During the year ended December 31, 2006 we terminated several executives, which resulted in severance expense of approximately $1.6 million, of which $418 thousand was paid in 2006. In addition, we recorded $1.1 million for stock based compensation expense and $300 thousand related to outside organizational consulting services.

In addition we incurred approximately $200 thousand for termination fees in connection with our terminating a letter of intent to acquire a company.

As a percentage of revenue, general and administrative expenses increased to 24.9% for the year ended December 31, 2006 from 20.9% for the year ended December 31, 2005.

The increase in Background Screening is primarily a result of the addition of the UK operations in June 2006 and an increase in our domestic background screening volume.

Depreciation and Amortization.  Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software, and the amortization of our intangible assets. Depreciation and amortization increased 55.1% to $10.0 million in 2006 from $6.5 million in 2005 primarily as a result of capital expenditures totaling $10.6 million and $8.3 million in 2005 and 2006, as we continue to expand our infrastructure to meet our growth. As a percentage of revenue, depreciation and amortization expenses increased to 5.0% in 2006 from 3.9% in 2005. Amortization of intangible assets increased $1.0 million due to assets acquired in 2006.

Capital expenditures for the Consumer Products and Services business are expected to reduce as we move forward, which will improve profitability. The Background Screening business will be increasing infrastructure in 2007 to which both operational and capital expenses will increase as we expand overseas.

Impairment of Software Development Costs.  During the year ended December 31, 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand in the first quarter of 2005.

Interest Income and Expense.  Interest income and expense consists of interest earned on cash equivalents and investments offset by accrued interest expense on equipment leases and interest expense related to our Term loan. Net interest income decreased 51.7% to $780 thousand for the year ended December 31, 2006 from $1.2 million for the year ended December 31, 2005. The decrease is largely attributable to an increase in interest expense related to the Term loan, while interest income increased $390 thousand due to increases in the average interest rate of our investments.

Provision for Income Taxes.  Our effective tax rate in 2006 was 39.9% as compared to 38.3% in 2005.

Years Ended December 31, 2004 and 2005

	Consumer
	Products and	Background
	Services	Screening	Consolidated

Year Ended December 31, 2004
Revenue	$151,646	$1,270	$152,916
Operating expenses:
Marketing	19,328	—	19,328
Commission	46,719	—	46,719
Cost of revenue	39,469	624	40,093
General and administrative	22,721	609	23,330
Depreciation and amortization	3,898	93	3,991

Total operating expenses	132,135	1,326	133,461

Operating income (loss)	19,511	(56)	19,455
Investment income (expense) — net	57	(1)	56
Other income — net	31	—	31

Income (loss) before taxes	$19,599	$(57)	$19,542

Year Ended December 31, 2005
Revenue	$151,326	$13,845	$165,171
Operating expenses:
Marketing	19,646	—	19,646
Commission	26,687	—	26,687
Cost of revenue	50,814	6,537	57,351
General and administrative	28,838	5,680	34,518
Impairment of software development costs	1,515	—	1,515
Depreciation and amortization	5,798	659	6,457

Total operating expenses	133,298	12,876	146,174

Operating income	18,028	969	18,997

Interest income (expense) — net	1,191	(8)	1,183
Other income — net	33	4	37

Income before taxes	$19,252	$965	$20,217

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

Despite this change, revenue continued to increase due to an increase in subscribers. Our subscription base increased to 3.7 million subscribers as of December 31, 2005 from 2.9 million subscribers as of December 31, 2004, an increase of 26.8%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with existing clients. As shown in the table below, an increasing percentage of our subscribers and revenue is generated from indirect marketing arrangements.

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

Marketing Expenses.  Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased $0.3 million, or 1.6%, to $19.6 million in 2005 from $19.3 million in 2004. The increase is due to the net effect of two of our clients shifting from a direct marketing arrangement to an indirect marketing arrangement and an increase in marketing associated with two clients under direct arrangements. As a percentage of revenue, marketing expenses decreased to 11.9% in 2005 from 12.6% in 2004.

Commission Expenses.  Commission expenses consist of commissions paid to clients. Commission expense decreased 42.8%, to $26.7 million in 2005 from $46.7 million in 2004. The decrease is primarily the result of the termination of the one-time report service with Equifax in 2003 and revised terms in the services agreement described above. As a percentage of revenue, commission expenses decreased to 16.2% in 2005 from 30.6% in 2004. The decrease is primarily the result of an increase in revenue and the revised terms in the new marketing and services agreement described above.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background investigations and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 43.0% to $57.4 million in 2005 from $40.1 million in 2004. Approximately $11.3 million of the increase is due to new member costs, fulfillment cost and ongoing services. The increase in these costs is associated with the growth in our subscriber base. Approximately $5.9 million of the increase is due to Background Screening’s operations for a full year.

As a percentage of revenue, cost of revenue increased to 34.7% in 2005 from 26.2% in 2004. The increase is primarily the result of Background Screening’s higher percentage of cost of revenue and the revised terms in the new marketing and services agreement described above and an increase in subscribers from arrangements where the client bears the marketing cost.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance and program and account management functions. General and administrative expenses increased 48.0% to $34.5 million in 2005 from $23.3 million in 2004. Approximately $5.1 million of the increase is related to recognizing a full year of general and administration expenses associated with Background Screening’s business. Also contributing to the increase were increases in payroll and outside services costs as well as various overhead expenses as a result of our growth in subscribers and increased costs associated with being a public company.

As a percentage of revenue, general and administrative expenses increased to 20.9% in 2005 from 15.3% in 2004. The increase is primarily the result of the revised terms in the new marketing and services agreement described above, a full year of Background Screening’s general and administrative expenses and our continued growth, including increased headcount. Additionally, 2005 was our first full fiscal year of being a public company and includes increased costs for directors’ and officers’ insurance, investor relations programs and increased consulting and professional fees primarily related to meeting the compliance requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.

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

Impairment of Software Development Costs.  During 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand in the first quarter of 2005.

Interest Income and Expense.  Net interest income increased $1.1 million to $1.2 million in 2005 from net interest income of $56 thousand in 2004. The increase is attributable to both an increase in interest income as a result of investment of the cash proceeds from our public offering and interest rates steadily increasing over the year, as well as a reduction of $0.3 million of interest expense.

Provision for Income Taxes.  Our effective tax rate in 2005 was 38.3% as compared to 44.0% in 2004. Our 2004 44.0% tax rate was higher due to a $912 thousand increase in tax expense related to a write off of deferred tax assets which related to accrued interest on our convertible notes payable which was converted to common stock.

Liquidity and Capital Resources

As of December 31, 2006, cash and cash equivalents were $15.6 million compared to $17.6 million as of December 31, 2005. Cash includes $3.2 million within our 55% owned subsidiary Screening International, and is not directly accessible to Intersections Inc. Our cash also includes $1.8 million related to premiums we have collected on behalf of insurance and which will be remitted based on criteria set forth in the individual contracts. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. Our investments consist of short-term U.S. Treasury securities with original maturity dates greater than 90 days but no greater than six months. Our investment balance at December 31, 2006 was $10.5 million compared to $34.1 million at December 31, 2005. This decrease was the result of our acquisition of Chartered Marketing Services. On July 3, 2006 we paid $39.3 million in cash and incurred debt of $15 million for the purchase of Chartered Marketing Services.

Our accounts receivable balance as of December 31, 2006 was $22.4 million, including approximately $3.5 million related to Screening International, compared to $14.7 million, including approximately $1.5 million related to American Background, as of December 31, 2005. Of this $7.7 million increase, $4.7 million is due to increases in volumes with our major clients, $2.0 million is due to Screening International as a result of revenue growth and $1.1 million is due to our acquisition of Chartered Marketing Services. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $26.9 million as of December 31, 2006 compared to $52.5 million as of December 31, 2005. The decrease in working capital is primarily the result of cash used in the purchase of Chartered Marketing Services partially offset by continued growth and profitability.

Net cash provided by operations was $17.9 million for the year ended December 31, 2006 compared to $17.6 million for the year ended December 31, 2005. The $300 thousand increase in net cash provided by operations was primarily the result of the payment in the first quarter of 2005 of $5.5 million associated with prepaid royalty payments in connection with certain exclusive rights under two agreements which provide for the receipt of data and other information to be used primarily in our identity theft prevention product. In 2006, $4.6 million was paid for royalties, partially offset by changes in assets and liabilities.

Net cash used in investing activities was $33.6 million for the year ended December 31, 2006 compared to $3.2 million for the year ended December 31, 2005. Investments of $27.7 million were sold by us in the year ended December 31, 2006 and used to purchase Chartered Marketing Services for $54.3 million. We acquired $3.7 million in cash as a result of this transaction.

Net cash provided by financing activities was $13.6 million for the year ended December 31, 2006 compared to $8.8 million used for the year ended December 31, 2005. The $22.4 million increase in cash provided by financing activities was primarily the result of the proceeds from a $15 million term loan for the purchase of Chartered Marketing Services in 2006 and $8.6 million of treasury stock purchased in 2005.

On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility were to be used solely to pay a portion of the purchase price of the acquisition by Intersections of Chartered Marketing Services and related costs and expenses of such acquisition. We borrowed down the full $15 million term loan facility. The Credit Agreement provides that the term loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%. As of December 31, 2006, the outstanding principal balance under the Credit Agreement was $15 million.

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

The following table sets forth information regarding our contractual obligations at December 31, 2006 (in thousands):

	Year Ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter

Contractual Obligations at December 31, 2006
Capital leases(1)	$3,109	$1,365	$1,080	$496	$168	$—	$—
Operating leases	8,585	2,153	1,653	954	740	755	2,330
Long term debt	15,000	3,333	3,333	3,333	3,333	1,668	—
Software license & other arrangements(2)	7,044	6,222	572	250	—	—	—

	$33,738	$13,073	$6,638	$5,033	$4,241	$2,423	$2,330

(1)	Includes interest expenses

(2)	Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In 2007 the Company is obligated to pay a) an additional $4.5 million of minimum royalties in which any further minimum royalty payments by us are either paid at our sole discretion or are subject to termination by us under certain contingent conditions, b) an increasing adjustment based on the greater of the cumulative change in the Consumer Price Index over the prior 60 months or 2% and c) $432 thousand to our related party under these contracts through December 31, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

We had cash and cash equivalents totaling $15.6 million and $17.6 million at December 31, 2006 and 2005, respectively. Our cash and cash equivalents are highly liquid investments and consist primarily of short term U.S. Treasury securities with original maturity dates of less than 90 days. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). Based upon our outstanding long term debt subject to variable interest rates as of December 31, 2006 of $15 million, a 60 basis point movement in the LIBOR rate would result in a change in annual pretax interest expense of approximately $83 thousand based on our current level of borrowing.

Foreign Currency

We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency note exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the United Kingdom, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in the foreign currency exchange rates. The impact of the transaction gains and losses on the income statement was a gain of $89 thousand for the year ended December 31, 2006. Individual currency transaction adjustments totaled a loss of $123 thousand for the year ended December 31, 2006. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2006 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the specified criteria.

During the second quarter of 2006, we completed the previously announced transaction with Control Risks Group Limited, pursuant to which a new company, Screening International, LLC, was formed to own and operate our wholly-owned subsidiary, American Background Services, Inc., and Control Risks Group Limited’s U.K. background screening business, Control Risks Screening Limited. In addition, during the third quarter of 2006 we completed our acquisition of Chartered Marketing Services, Inc. As part of the post-closing integration, we are engaged in the process of assessing the internal controls and processes of Control Risks Screening Limited and Chartered Marketing Services, Inc. under COSO framework and, where Chartered Marketing Services, Inc.’s and Control Risks Screening Limited controls are different from those of the company, we are revising their controls to make them consistent with the Company’s controls. We believe this process will be completed in 2007. Management has excluded the internal controls of Control Risks Screening Limited and Chartered Marketing Services, Inc. from its annual assessment of the effectiveness of the company’s internal control over financial reporting (Section 404) for 2006. This exclusion is in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition. The Company has not identified any material weaknesses in the internal controls of these entities.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to executive officers of the Company is disclosed in Part I under the caption “Executive Officers of the Registrant.” The other information required by Item 10 as to the directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statements and Financial Statement Schedules

The consolidated financial statements and financial statement schedules of Intersections Inc. required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on page F-1.

3.	Exhibits

Exhibit
Number		Description

2.1		Merger Agreement, by and among the Registrant, CMSI Merger Inc., Chartered Marketing Services, Inc., and Chartered Holdings, LLC and other shareholders of Chartered Marketing Services, Inc., dated as of June 9, 2006 (Incorporated by reference to Exhibit 2.1, filed with the Form 8-K dated July 7, 2006)
2.2		Letter Agreement by and among the Registrant, Chartered Marketing Services, Inc. and Michael J. Kennealy, dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2, filed with the Form 8-K dated July 7, 2006)
3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”))
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2, filed with the Form S-1)
10	.1.1	Marketing and Services Agreement dated September 1, 2004, by and between the Registrant, on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10	.1.2	Amendment dated as of December 31, 2004, of Marketing and Services Agreement dated September 1, 2004, by and between the Registrant, on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1.2, filed with the Form 10-K for the year ended December 31, 2004 (the “2004 10-K”)
10	.2.1†	Consumer Credit Information Service Agreement, dated as of March 12, 1997, by and between CreditComm Services LLC and American Express Travel Related Services Company, Inc., as amended. (Incorporated by reference to Exhibit 10.2, filed with the Form S-1)
10	.2.2	Services Transition Agreement, dated as of December 21, 2005, between the Registrant and American Express Travel Related Services (Incorporated by reference to Exhibit 10.1, filed with Form 8-K dated December 29, 2005).
10	.3†	Agreement, dated as of April 29, 2001, between the Registrant and Discover Financial Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form S-1)
10	.4†	Agreement for Services Administration, dated as of March 11, 2002, between the Registrant and Discover Bank (Incorporated by reference to Exhibit 10.4, filed with the Form S-1)
10	.5†	Program Provider Agreement, dated as of August 1, 2002, among the Registrant, Citibank (South Dakota), N.A., Citibank USA N.A. and Citicorp Credit Services, Inc. (Incorporated by reference to Exhibit 10.5, filed with the Form S-1)
10	.6.1†	Agreement — Consumer Disclosure Services, dated as of April 7, 1997, by and between CreditComm Services LLC, Equifax Credit Information Services, Inc. and Digital Matrix Systems, as amended by the First Addendum dated March 30, 2001 and the Second Addendum dated November 27, 2001. (Incorporated by reference to Exhibit 10.6, filed with the Form S-1)
10	.6.2	Amendment, effective as of January 24, 2006, of Agreement — Consumer Disclosure Service, between the Registrant and Equifax Credit Information Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form 8-K dated January 30, 2006).
10	.7.1	Agreement for Credit Monitoring Batch Processing Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Services, Inc. (Incorporated by reference to Exhibit 10.7, filed with the Form S-1)
10	.7.2	Amendment, effective as of January 24, 2006, of Agreement for Credit Monitoring Batch Processing Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).
10	.8.1	Master Agreement for Marketing, Operational and Cooperative Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Consumer Services, Inc., as amended, together with Addendum Number Two, dated May 31, 2002. (Incorporated by reference to Exhibit 10.8, filed with the Form S-1)
10	.8.2	Amendment, effective as of January 24, 2006, of Master Agreement for Marketing, Operational and Cooperative Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).

Exhibit
Number		Description

10	.9†	CapitalOne Project Agreement pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated May 31, 2002. (Incorporated by reference to Exhibit 10.9, filed with the Form S-1)
10	.10†	CapitalOne Project Agreement Two pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated December 23, 2002. (Incorporated by reference to Exhibit 10.10, filed with the Form S-1)
10	.11†	CapitalOne Project Agreement Three pursuant to Addendum Number Three to Master Agreement for Marketing, Operational and Cooperative Services, dated November 22, 2002. (Incorporated by reference to Exhibit 10.11, filed with the Form S-1)
10	.12.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)
10	.12.2*†	Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc.
10	.13†	Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)
10	.14†	Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)
10	.15.1	Software License Agreement dated, as of April 1, 1999, by and between Digital Matrix Systems, Inc. and the Registrant, as amended. (Incorporated by reference to Exhibit 10.15, filed with the Form S-1)
10	.15.2	Data Processing Agreement, dated December 14, 2001, by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.16, filed with the Form S-1)
10	.15.3	Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.15.4	Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant.
10	.15.5	Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)
10.16		Employment Agreement between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1, filed with the Form S-1)
10	.17.1	Employment Agreement between the Registrant and Kenneth D. Schwarz (Incorporated by reference to Exhibit 10.17, filed with the Form S-1)
10	.17.2	Severance and Release Agreement, by and between the Registrant and Kenneth D. Schwarz, dated as of January 5, 2007 (Incorporated by reference to Exhibit 10.1, filed with the form 8-K dated January 5, 2007)
10	.18.1	Employment Agreement between the Registrant and Charles Patrick Garner. (Incorporated by reference to Exhibit 10.18, filed with the Form S-1)
10	.18.2*	Severance and Release Agreement, dated as of October 27, 2006, by and between the Registrant and Charles Patrick Garner.
10.19		Employment Agreement between the Registrant and Neal Dittersdorf. (Incorporated by reference to Exhibit 10.19, filed with the Form S-1)
10.20		Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)
10.21		Employment Agreement, dated as of January 13, 2005, by and between the Registrant and George K. Tsantes (Incorporated by reference to Exhibit 10.22, filed with the 2004 10-K).

Exhibit
Number		Description

10	.22.1	Employment Agreement, dated January 25, 2006, between the Registrant and John M. Casey (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).
10	.22.2	Severance and Release Agreement, by and between the Registrant and John M. Casey, effective as of September 30, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated September 29, 2006)
10.23		Agreement, dated January 25, 2006, between the Registrant and Debra R. Hoopes (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).
10.24		Credit Agreement, by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A., and L/C Issuer, dated as of July 3, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 7, 2006)
10.25		Joint Venture Agreement, between the Registrant, Control Risk Group Limited, Control Risk Group Holdings Limited, and Screening International LLC, dated as of May 15, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated August 8, 2006)
10.26		Employment Agreement by and between the Registrant and John G. Scanlon (Incorporated by reference to Exhibit 10.2, filed with the form 8-K dated January 5, 2007)
14.1		Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).
21	.1*	Subsidiaries of the Registrant.
31	.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Madalyn Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Madalyn Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

[INTENTIONALLY LEFT BLANK]

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

INTERSECTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 15 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation to conform to Financial Accounting Standards Board (FASB) Statement No. 123(R), Share Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Intersections Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Control Risks Screening Limited and Chartered Marketing Services, Inc., which were acquired on May 31, 2006 and July 3, 2006, respectively, and whose financial statements constitute 25 percent and 20 percent of net and total assets, respectively, 14 percent of revenues, and 12 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Control Risks Screening Limited and Chartered Marketing Services, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard on those financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 16, 2007

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2006

	December 31,
	2005	2006
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,555	$15,580
Short-term investments	34,087	10,453
Accounts receivable, net of allowance of doubtful accounts of $107 and $38	14,746	22,369
Deferred subscription solicitation costs	8,818	11,786
Prepaid expenses and other current assets	3,071	5,241
Income tax receivable	—	2,113
Note receivable	—	750

Total current assets	78,277	68,292
PROPERTY AND EQUIPMENT — net	20,653	21,699
GOODWILL	16,741	66,663
INTANGIBLE ASSETS — net	1,325	12,388
OTHER ASSETS	6,191	10,425

TOTAL ASSETS	123,187	179,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable — current portion	$—	$3,333
Capital leases — current portion	1,370	1,176
Accounts payable	3,863	5,193
Accrued expenses and other current liabilities	8,480	15,690
Accrued payroll and employee benefits	3,094	7,073
Commissions payable	1,966	1,194
Deferred revenue	3,888	5,292
Income tax payable	1,116	—
Deferred tax liability — current portion	2,007	2,483

Total current liabilities	25,784	41,434
NOTE PAYABLE — less current portion	—	11,667
OBLIGATIONS UNDER CAPITAL LEASES — less current portion	2,797	1,637
OTHER LONG-TERM LIABILITIES	292	551
DEFERRED TAX LIABILITY — less current portion	1,370	8,152
MINORITY INTEREST	—	11,450
STOCKHOLDERS’ EQUITY:
Common stock ($0.01 par); shares authorized: 55,000; shares issued 17,610 shares (2005) and 17,836 shares (2006); 16,645 shares outstanding (2005) and 16,871 (2006)	176	178
Additional paid-in capital	93,357	95,462
Treasury stock, 965 shares at cost in 2005 and 2006	(8,600)	(8,600)
Retained earnings	8,011	17,447
Accumulated other comprehensive income	—	89

Total stockholders’ equity	92,944	104,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,187	$179,467

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006
	(In thousands, except per share amounts)

REVENUE	$152,916	$165,171	$201,051
OPERATING EXPENSES:
Marketing	19,328	19,646	25,173
Commission	46,719	26,687	25,786
Cost of revenue	40,093	57,351	75,188
General and administrative	23,330	34,518	49,978
Depreciation and amortization	3,991	6,457	10,018
Impairment of software development costs	—	1,515	—

Total operating expenses	133,461	146,174	186,143

INCOME FROM OPERATIONS	19,455	18,997	14,908
Interest income	531	1,265	1,655
Interest expense	(474)	(82)	(875)
Other income — net	31	37	173

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	19,542	20,217	15,861
INCOME TAX EXPENSE	(8,597)	(7,747)	(6,328)
MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	—	—	(97)

NET INCOME	$10,945	$12,470	$9,436

NET INCOME PER BASIC SHARE	$0.85	$0.73	$0.56

NET INCOME PER DILUTED SHARE	$0.64	$0.70	$0.54

Weighted average basic common shares outstanding	12,929	17,002	16,770
Dilutive effect of common stock equivalents	4,588	813	836

Weighted average diluted common shares outstanding	17,517	17,815	17,606

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2005 and 2006

						Accumulated
	Common	Common	Additional	Treasury		Other
	Stock	Stock	Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Total
	(In thousands)

BALANCE, JANUARY 1, 2004	4,964	$49	$20,839	—	—	$—	$(15,404)	$5,484
Conversion of preferred stock	5,233	52	(52)	—	—	—	—	—
Conversion of senior secured convertible note	3,756	38	22,240	—	—	—	—	22,278
Initial public offering, net of transaction costs	3,000	30	44,917	—	—	—	—	44,947
Issuance of common stock upon exercise of stock options	372	4	1,794	—	—	—	—	1,798
Amortization of deferred compensation	—	—	20	—	—	—	—	20
Tax benefit of stock options exercised	—	—	1,655	—	—	—	—	1,655
Net income	—	—	—	—	—	—	10,945	10,945

BALANCE, DECEMBER 31, 2004	17,325	$173	$91,413	—	—	$—	$(4,459)	$87,127

Issuance of common stock upon exercise of stock options & warrants	285	3	1,140	—	—	—	—	1,143
Amortization of deferred compensation	—	—	20	—	—	—	—	20
Repurchase of Company stock	—	—	—	965	(8,600)	—	—	(8,600)
Tax benefit of stock options exercised	—	—	784	—	—	—	—	784
Net income	—	—	—	—	—	—	12,470	12,470

BALANCE, DECEMBER 31, 2005	17,610	$176	$93,357	965	$(8,600)	$—	$8,011	$92,944

Issuance of common stock upon exercise of stock options & warrants	226	2	470	—	—	—	—	$472
Amortization of deferred compensation	—	—	10	—	—	—	—	10
Stock based compensation	—	—	1,111	—	—	—	—	1,111
Tax benefit of stock options exercised	—	—	514	—	—	—	—	514
Net income	—	—	—	—	—	—	9,436	9,436
Foreign currency translation adjustments	—	—	—	—	—	89	—	89

Comprehensive Income	—	—	—	—	—	—	—	9,525

BALANCE, DECEMBER 31, 2006	17,836	$178	$95,462	965	$(8,600)	$89	$17,447	$104,576

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,945	$12,470	$9,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,991	6,457	10,113
Amortization of gain from sale leaseback	—	—	(95)
Loss on disposal of fixed assets	—	15	54
Tax benefit of stock options exercised	1,655	784	—
Amortization of debt issuance cost	—	—	31
Provision for doubtful accounts	—	19	33
Non-cash interest expense	321	—	—
Deferred income tax	6,530	2,418	2,142
Stock base compensation	20	20	1,121
Amortization of deferred subscription solicitation costs	21,671	21,714	21,175
Impairment of software development costs	—	1,515	—
Minority interest	—	—	97
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(561)	(4,795)	(3,998)
Prepaid expenses and other current assets	(1,089)	(294)	129
Income tax receivable	—	—	(2,341)
Deferred subscription solicitation costs	(21,089)	(21,347)	(20,583)
Other assets	92	(5,807)	(4,085)
Accounts payable	816	183	(2,154)
Accrued expenses and other current liabilities	(705)	1,969	3,921
Accrued payroll and employee benefits	(111)	888	2,932
Commissions payable	(138)	34	(771)
Current tax payable	—	1,116	(1,115)
Deferred revenue	(555)	197	1,403
Other long-term liabilities	15	41	452

Net cash provided by operating activities	$21,808	$17,597	$17,897

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	$(9,714)	$(10,552)	$(8,331)
Cash contributed by minority shareholder — Screening International	—	—	1,710
Acquisition of Chartered Marketing Services Inc., net of cash received	—	—	(50,609)
Acquisition of American Background Services Inc., net of cash received	(18,575)	—	—
Proceeds from sale-leaseback	—	1,243	—
Restricted cash	140	—	—
(Purchase) sale of short-term investments	(40,171)	6,084	23,634

Net cash used in investing activities	$(68,320)	$(3,225)	$(33,596)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from initial public offering	44,947	—	—
Cash proceeds from options exercised	1,798	1,143	471
Tax benefit of stock options exercised	—	—	514
Proceeds from term loan	—	—	15,000
Debt issuance costs associated with term loan	—	—	(261)
Issuance of note receivable	—	—	(750)
Repurchase of treasury stock	—	(8,600)	—
Repayment of debt assumed in business acquisition	(1,451)	—	—
Capital lease payments	(1,166)	(1,387)	(1,391)

Net cash provided by (used in ) financing activities	$44,128	$(8,844)	$13,583

EFFECT OF EXCHANGE RATE ON CASH	—	—	141
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,384)	5,528	(1,975)
CASH AND CASH EQUIVALENTS — Beginning of period	14,411	12,027	17,555

CASH AND CASH EQUIVALENTS — End of period	$12,027	$17,555	$15,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$134	$117	$655

Cash paid for taxes	$952	$3,437	$5,384

NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$2,263	$1,596	$—

Equipment financed	$—	$203	$—

Equipment accrued but not paid	$—	$248	$185

Equipment under sale lease back	$—	$1,243	$—

Conversion of preferred stock to common stock upon our initial public offering	$52	$—	$—

Conversion of convertible debt and related accrued interest to common stock upon our initial public offering	$22,277	$—	$—

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2005 and 2006

1.	Organization and Business

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our acquisition of Chartered Marketing Services, Inc., (“CMSI”) in July of 2006, we expanded our portfolio of services to include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also offer our services directly to consumers.

In addition, through our subsidiary Screening International, LLC, (“SI”) we provide personnel and vendor background screening services to businesses worldwide. SI was formed in May 2006, with Control Risks Group, Ltd., (“CRG”) a company based in the United Kingdom.

We have two reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment also includes the data security breach services we provide to assist organizations in responding to compromises of sensitive personal information. We help these clients notify the affected individuals, and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individual. Our Background Screening segment includes the personnel and vendor background screening services provided by SI.

With offices in Winchester, Virginia, in the United States, and London, in the United Kingdom, and a planned future office in Singapore, SI provides personnel and vendor background services to a variety of businesses and industries on a global basis. SI includes leading United States, United Kingdom and global companies in such areas as manufacturing, healthcare, telecommunications and financial services.

We acquired American Background Services, Inc. (“ABI”), in November 2004. In May 2006, we created SI with CRG by combining ABI with CRG’s background screening division. We own 55% of SI, and have the right to designate a majority of the five-member board of directors, and CRG owns 45%. We and CRG have agreed to cooperate to meet any future financing needs of SI, including agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions. SI provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. Our financial results include ABI for the period November 12, 2004 through May 30, 2006, and SI, which combined ABI with CRG’s background screening business, for the period May 31, 2006 through December 31, 2006. We own 55% of SI. Our financial results also include CMSI, which we acquired on July 3, 2006. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated.

Foreign Currency Translation

We account for foreign currency translation and transaction gains and losses in accordance with Financial Accounting Standards No. 52, Foreign Currency Translation. We translate the asset and liabilities of our foreign subsidiary at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net income.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

We recognize revenue on 1) identity theft, credit management and background services and 2) accidental death insurance and other membership products.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

Identity Theft, Credit Management and Background Services

The point in time at which we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104 Revenue Recognition. Consistent with the requirements of SAB No.’s 101 and 104: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectibility is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.

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

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In addition, we generate revenue from the sale of one-time credit reports and background screens, which is generally at the time of completion.

The amount of revenue recorded by us is determined in accordance with Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the risk of physical loss of inventory and credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers,

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

Accidental Death Insurance and other Membership Products

The point in time at which we recognize revenue from our services is determined in accordance with SAB No. 101, as amended by SAB No. 104. Consistent with the requirements of SAB No.’s 101 and 104, a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectibility is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

The amount of revenue recorded by us is determined in accordance with FASB’s EITF 99-19, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). For insurance products we generally record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2006 totaled $1.8 million.

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

Deferred subscription solicitation costs included in the accompanying balance sheet as of December 31, 2005 and 2006, were $8.8 million and $11.8 million, respectively. Amortization of deferred subscription solicitation costs for the years ended December 31, 2004, 2005 and 2006 was $21.7 million, $21.7 million and $21.2 million, respectively. Subscription solicitation costs related to marketing expensed as incurred for the years ended December 31, 2004, 2005 and 2006 were $477 thousand, $401 thousand and $6.0 million, respectively.

In accordance with SAB No. 101, as amended by SAB No. 104, commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of their subscription, for those annual

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

Deferred Debt Issuance Costs

Deferred debt issue costs are stated at cost, less accumulated amortization, and are included in other assets. Amortization of debt issuance costs is over the life of the loan.

Cash and Cash Equivalents

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

Accounts Receivable and Note Receivable

Accounts receivable represents trade receivables as well as in-process credit card billings. We provide an allowance for doubtful accounts on trade receivables based upon factors related to historical trends, a specific review of outstanding invoices and other information. We also record a provision for estimated sales refunds and allowances related to sales in the same period that the related revenues are recorded. These estimates are based on historical refunds and other known factors.

In December 2006, we entered into a note receivable with an unaffiliated company in the amount of $750 thousand. Interest at an annual rate of 8.0% plus the entire principal balance is due on December 31, 2007, if not paid earlier. This note is secured by certain assets of the unaffiliated company.

Property and Equipment

Property and equipment, including property and equipment under finance leases, are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Life
(In years)

Leasehold improvements	Shorter of lease term or useful life
Machinery and equipment	3-5
Software	3-5
Furniture and fixtures	5
Building	30

Software Development Costs

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand in the first quarter of 2005. We had no impairments during 2006.

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 31 and no indicators of impairment have been identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology related asses. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. We had no such impairments in the year ended December 31, 2006.

Fair Value of Financial Instruments

The carrying value of our financial instruments, which include cash, short-term investments, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to their short maturities. The carrying value of our notes receivable, notes payable and capital leases approximates fair value due to similar rates being offered to us from competing financial institutions.

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

Stock-Based Compensation

We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan which provide us with the opportunity to compensate selected employees with stock options,

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, $.01 par value, which vest over a set period of time. RSUs are granted at no cost to the employee. Employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants.

Prior to January 1, 2006, the Company accounted for its share-based compensation plans as prescribed by Accounting Principles Board, (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). The Company recorded no compensation cost in its statement of operations prior to fiscal 2006 for its fixed stock option grants as the exercise price equaled the fair market value of the underlying stock on the grant date.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all share-based awards granted prior to but unvested as of December 31, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2006 was a pre-tax charge of $1.1 million, $668 thousand after-tax. The Company recognized no compensation expense in accordance with APB No. 25 for the years ended December 31, 2005 and 2004. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before income tax expense and net earnings for the year ended December 30, 2006, were $177 thousand and $106 thousand lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.01 for the year ended December 30, 2006.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flow of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company reported the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flows. In accordance with SFAS No. 123R, the Company revised its statement of cash flows presentation prospectively to include these excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the year ended December 31, 2006, the Company reported $514 thousand of excess tax benefits as a financing cash inflow.

Through December 31, 2005, we accounted for grants of stock option using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and have provided the pro forma disclosures of net income and net income per share for the two years ended December 31, 2004 and 2005 in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, using the fair value method. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the exercise price of the option and is recognized ratably over the vesting period of that option. We accounted for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

The following table reflects the impact on net income and earnings per common share as if we had applied the fair value based method of recognizing share-based compensation costs as presented by SFAS No. 123 for the years ended of December 31, 2004 and 2005:

	2004	2005

Net income:
As reported	$10,945	$12,470
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(1,116)	(4,975)

Pro forma	$9,829	$7,495

Net income per basic share:
As reported	$0.85	$0.73
Pro forma	$0.76	$0.44
Net income per diluted share:
As reported	$0.64	$0.70
Pro forma	$0.58	$0.42

Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2004, 2005 and 2006:

Expected Volatility.  The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as described in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107. Due to the fact that we have only been a public company for two years, we believe that there is not a substantive share price history to calculate accurate volatility and have elected to use the average volatility of companies similar to us in size or industry. At the point when we have enough public history, we will reconsider the utilization of our own stock price volatility.

Expected Term.  The expected term of options granted during the year ended December 31, 2006 was determined under the simplified calculation provided in SAB No. 107 ((vesting term + original contractual term)/2). For the majority of grants valued during the year ended December 31, 2006, the options had graded vesting over 4 years (25% of the options in each grant vest annually) and the contractual term was 10 years. Prior to 2006, we estimated the expected term to be 4 years.

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the year ended December 31, 2006 was zero.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2005	2006

Expected dividend yield	0%	0%	0%
Expected volatility	50%	52%	44%
Risk free interest rate	3.27%	3.62%	4.60 - 5.12%
Expected life of options	4 years	4 years	5.75 - 6.25 years

Net Income Per Common Share

Basic and diluted income per share are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes convertible debt, preferred stock, options and warrants.

For the years ended December 31, 2004, 2005 and 2006, options to purchase 433 thousand, 2.9 million and 3.1 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

A reconciliation of basic income per common share to diluted income per common share is as follows (in thousands, except per share data):

	2004	2005	2006

Net income available to common shareholders used in basic earnings per share	$10,945	$12,470	$9,436
Add back: accrued interest on convertible securities	321	—	—

Net income available to common shareholders used in diluted earnings per share	$11,266	$12,470	$9,436

Weighted average common shares outstanding	12,929	17,002	16,770
Dilutive effect of common stock equivalents	4,588	813	836

Weighted average common shares outstanding — assuming dilution	17,517	17,815	17,606

Income per common share:
Basic	$0.85	$0.73	$0.56

Diluted	$0.64	$0.70	$0.54

Segment Reporting

We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. We have two reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Prior to the acquisition of ABI on November 12, 2004, we operated as a single segment. As a result of the acquisition of ABI, we operate as two operating segments.

Treasury Stock

During 2005, we began holding repurchased shares of our common stock as treasury stock. We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, (“SFAS 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes for accounting and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We will adopt the provisions of FIN 48 on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet completed our determination of the impact of adoption on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS 159 is effective for accounting periods beginning after 15 November 2007. We are currently assessing the impact of adopting SFAS 159 on our consolidated financial statements.

Reclassifications

Certain financial statement items from prior years have been reclassified for consistency with the 2006 presentation.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The components of our comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

NET INCOME	$10,945	$12,470	$9,436
OTHER COMPREHENSIVE INCOME, net of tax — Foreign currency translation adjustment	—	—	89

COMPREHENSIVE INCOME	$10,945	$12,470	$9,525

4.	Business Acquisitions

Chartered Marketing Services, Inc.

On July 3, 2006, we acquired all of the outstanding shares of CMSI for $54.3 million in cash which included $359 thousand in acquisition costs. $15 million of the purchase price was financed through borrowings on a new term loan as further described in Note 14 with the balance financed through cash on hand and short term investments. Of the total cash consideration, approximately $5.5 million was distributed to an escrow account and may be used indemnification claims as set forth in the escrow agreement. All funds remaining in the account will be distributed to the former CMSI shareholders in accordance with the acquisition agreement on September 16, 2008. In order to fund the purchase of CMSI we sold $27.8 million of short-term investments. There was no gain or loss recognized on the sales of these investments. The results of CMSI’s operations have been included in the consolidated financial statements since the date of acquisition. CMSI is a marketer of various insurance products and services. As a result of the acquisition, we have diversified our client and product portfolios. In addition, CMSI provides us access to new market segments, particularly with large mortgage servicers.

During the fourth quarter of 2006, we continue to refine the preliminary purchase price allocation and as a result we have reclassified $662 thousand of intangible assets, net of deferred tax liability, previously allocated to identifiable intangible assets to goodwill. We expect the purchase price allocation to be completed by the end of the second quarter of 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$11,047
Property, plant and equipment		1,368
Other assets		135
Intangible assets:
Registered trademarks (estimated useful life of 3 years)	$1,886
Existing subscriber base (estimated useful life of 10 years)	7,641
Carrier and network provider agreements (estimated useful life of 5 years)	731
Existing developed technology assets (estimated useful life of 5 years)	1,499

Total Intangible Assets		11,757
Goodwill		43,080

Total Assets		67,387
Deferred tax and current liabilities		(7,923)
Deferred tax and long term liabilities		(5,192)

Total Liabilities		(13,115)

Net Assets Acquired		$54,272

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $43.1 million of goodwill was assigned to the Consumer Products and Services segment. Of that total amount, approximately $27.1 million is expected to be deductible for income tax purposes.

In connection with the CMSI acquisition, we commenced integration activities which have resulted in involuntary terminations. The liability for involuntary termination benefits covers approximately 15 employees, primarily in general and administrative functions. We recorded $2.3 million of severance and severance-related costs in the above allocation of the cost of the acquisition in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. We expect to pay the severance and severance-related costs of $1.8 million during 2007 and the remaining balance of $188 thousand during 2008.

The following table summarizes the obligations recognized in connection with the CMSI acquisition and the activity to date (in thousands):

	December 31, 2006
			Other
	Beginning		Increases	Ending
	Balance	Payments	(Decreases)	Balance

Severance costs and contract termination costs	$2,332	$316	$—	$2,016

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

	Year Ended
	December 31,
	2005	2006
	(In thousands, except share data)
	(Unaudited)

Revenue	$211,988	$222,404
Net Income	$15,515	$10,608
Basic earning per share	$0.91	$0.63
Diluted earnings per share	$0.87	$0.60

Screening International, LLC

As described in Note 1, we created SI for the purpose of combining our wholly-owned subsidiary ABI and CRG’s U.K. background screening business, Control Risks Screening Limited (“CRS”). SI provides global pre-employment background screening services. As a result of the transaction, we have expanded our background screening business worldwide.

We initially contributed all of the outstanding shares of our wholly-owned subsidiary, ABI, to SI, in exchange for a 55% ownership interest in SI. The background screening operations and assets of CRG were transferred to its wholly-owned subsidiary, CRS, and at closing CRG initially contributed all of the outstanding shares of CRS to SI, in exchange for a 45% ownership interest. In addition, Intersections and CRG have agreed to cooperate to meet any future financing needs of SI, including seeking third party financing, agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.

The final determination of the purchase price allocation will be based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. This determination will be made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The estimated purchase price of the acquisition is $11.8 million, which included $529 thousand in acquisition costs.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary allocation of purchase price, including estimated acquisition costs is as follows (in thousands):

Current assets	$4,126
Property and equipment	378
Goodwill	6,842
Intangible assets	663
Deferred tax liability	(199)

Total consideration	$11,810

In accordance with SFAS No. 141, we recorded goodwill in the amount of $6.8 million for the excess of the purchase price, including estimated acquisition costs, over the net assets acquired. Intangibles assets were recorded at an estimated value of $302 thousand for customer related intangible assets and $361 thousand for marketing related intangible assets. The purchase price allocation is subject to final determination by us. Customer intangible assets will be amortized over a period of seven years and marketing intangible assets will be amortized over a period of ten years.

The $6.8 million of goodwill was assigned to the Background Screening segment. The goodwill is not deductible for tax purposes.

American Background Services Inc.

During the second quarter of 2005 we completed the purchase price allocation of assets acquired in the ABI transaction which represent the entire Background Screening segment. Pursuant to the final valuation, we have reclassified $291 thousand of intangible assets previously allocated to identifiable intangible assets to goodwill. In addition we reclassified $136 thousand from property, plant and equipment to goodwill. The impact related to the adjustment in amortization expenses for these intangibles was not significant.

The adjustments to the preliminary purchase price allocation are as follows (in thousands):

Final Purchase
Price
Allocation
(In thousands)

Property and equipment	$506
Goodwill	16,741
Intangible assets	1,709

Total	$18,956

5.	Deferred Subscription Solicitation Costs

Deferred subscription solicitation costs included in the accompanying balance sheet as of December 31, 2005 and 2006, were $8.8 million and $11.8 million, respectively. Amortization of deferred subscription solicitation costs for the years ended December 31, 2004, 2005 and 2006 was $21.7 million, $21.7 million and $21.2 million, respectively and is included as a component of marketing and commissions expense on our Statement of Consolidated Operations. Subscription solicitation costs expensed as incurred for the years ended December 31, 2004, 2005 and 2006 were $477 thousand, $401 thousand and $6.0 million, respectively.

On December 21, 2005, we signed a Services Transition Agreement with American Express. Pursuant to the Services Transition Agreement, we provided our current consumer services through May 31, 2006, to subscribers who pay for the service through their Amex credit cards. We were compensated for those services through April 30, 2006, based on the commission structure in effect under the existing agreement with American Express, and from May 1, 2006, to May 31, 2006, based on a service fee per subscriber. We did not service those subscribers after May 31, 2006. The Services Transition Agreement provided for a payment to the Company of $1.0 million for the reimbursement of certain marketing costs previously incurred by us and transition costs to be incurred by us through May 31, 2006. We recorded $675 thousand of this $1 million reimbursement as we amortized the deferred

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

solicitation costs through May 31, 2006 as a reduction to marketing expenses. The remaining balance of $325 thousand was recorded to other income in May 2006.

6.	Property and Equipment

Property and equipment consist of the following as of:

	December 31,	December 31,
	2005	2006
	(In thousands)

Leasehold improvements	$3,018	$3,793
Machinery and equipment	15,172	18,920
Software	14,948	19,420
Software development-in-progress	2,469	2,913
Furniture and fixtures	1,273	1,767
Building	—	725
Land	—	25

	36,880	47,563
Less: accumulated depreciation and amortization	(16,227)	(25,865)

Property and equipment — net	$20,653	$21,699

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31,	December 31,
	2005	2006
	(In thousands)

Leased property	$5,602	$5,056
Less: accumulated depreciation	(2,070)	(2,742)

	$3,532	$2,314

Depreciation of fixed assets and amortization of software for the years ended December 31, 2004, 2005 and 2006 were $4.0 million, $6.5 million and $10.0 million, respectively.

7.	Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows:

	Consumer Products	Background
	and Services	Screening	Total

Balance, December 31, 2004	$—	$16,741	$16,741
Acquired during the year	—	—	—

Balance, December 31, 2005	—	16,741	16,741
Acquired during the year	43,080	6,842	49,922

Balance, December 31, 2006	$43,080	$23,583	$66,663

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles consisted of the following (in thousands):

	December 31, 2005			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Customer related	$1,709	$(384)	$1,325	$9,652	$(1,133)	$8,519
Marketing related	—	—	—	2,978	(458)	2,520
Technology related	—	—	—	1,499	(150)	1,349

Total amortizable intangible assets	$1,709	$(384)	$1,325	$14,129	$(1,741)	$12,388

Intangible assets are amortized over a period of three to ten years. For the years ended December 31, 2006 and 2005, we had an aggregate amortization expense of $338 thousand and $1.4 million, respectively, which were included in Depreciation and amortization expense in the consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the years ending December 31,
2007	$2,344
2008	2,344
2009	1,917
2010	1,253
2011	1,030

8.	Other Assets.

The components of our other assets are as follows:

	December 31,	December 31,
	2005	2006
	(In thousands)

Prepaid royalty payments	$5,833	$9,705
Prepaid maintenance contracts	63	512
Other	295	208

	$6,191	$10,425

In February and March, 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that we have introduced. Under these arrangements, we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Under the agreement, we have prepaid $9.7 million collectively, which will be applied against future royalties incurred and the minimum royalty payments.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses and Other Current Liabilities.

The components of our accrued expenses and other liabilities are as follows:

	December 31,	December 31,
	2005	2006
	(In thousands)

Cost of sales	$3,800	$7,201
Accrued general and administrative expense	3,136	4,481
Transition costs	—	2,016
Insurance premiums	—	1,830
Marketing transition costs	1,000	—
Other	544	162

	$8,480	$15,690

10.	Accrued Payroll and Employee Benefits.

The components of our accrued payroll and employee benefits are as follows:

	December 31,	December 31,
	2005	2006
	(In thousands)

Accrued payroll	$645	$699
Accrued severance	103	1,142
Other	2,346	5,232

	$3,094	$7,073

11.	Income Taxes

The components of income tax provision for each of the three years in the period ended December 31, 2006 are as follows:

	2004	2005	2006
	(In thousands)

Current:
Federal	$(314)	$(4,715)	$(3,184)
State	(99)	(614)	(1,002)
Foreign	—	—	28

Total current income tax expense	(413)	(5,329)	(4,158)

Deferred:
Federal	(7,362)	(2,237)	(1,962)
State	(822)	(181)	(264)
Foreign	—	—	56

Total deferred income tax expense	(8,184)	(2,418)	(2,170)

Total income tax expense	$(8,597)	$(7,747)	$(6,328)

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities as of December 31, 2005 and 2006, consist of the following:

	2005	2006

Deferred tax assets:
Reserves and accrued expenses	$354	$2,129
NOL carryforwards	214	28

Total deferred tax assets	568	2,157

Deferred tax liabilities:
Prepaid expenses	(3,434)	(4,640)
Property, plant, and equipment	(405)	(2,885)
Intangible assets	(106)	(5,267)

Total deferred tax liabilities	(3,945)	(12,792)

Net deferred tax liability	$(3,377)	$(10,635)

The reconciliation of income tax from the statutory rate is as follows:

	December 31,
	2004	2005	2006

Tax provision at statutory rate	$(6,840)	$(7,076)	$(5,551)
State income tax, net of federal benefit	(870)	(529)	(934)
Other	(887)	(142)	(157)

Net tax provision	$(8,597)	$(7,747)	$(6,328)

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

12.	Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as a board member of the Company.

In November 2001, we entered into a contract with DMS that provides for services that assist us in monitoring credit on a daily and quarterly basis for $20 thousand per month. In December 2004, we entered into a contract with DMS that provides for certain on-line credit analysis services. In connection with these agreements, we paid monthly installments totaling $840 thousand, $894 thousand and $960 thousand for the years ended December 31, 2004, 2005 and 2006 respectively. These amounts are included within cost of revenue in the accompanying consolidated statements of operations. Additional amounts totaling $66 thousand were paid to DMS for various consulting and communication services, included within general and administrative expenses on the accompanying consolidated statements of operations and computer programming included within capitalized software on the accompanying consolidated balance sheet.

Intersections Inc. and DMS entered into a professional services agreement under which DMS will provide additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. The agreement has an effective date of November 11, 2005. The initial term of the agreement is two years, with successive automatic renewal terms of two years, but is terminable without cause by either party upon 90 days notice to the other party. As of December 31, 2006, $3 thousand had been performed under this agreement. We are obligated to make future payments of $432 thousand under these contracts through 2007. As of December 31, 2005 and 2006, we owed $142 thousand to DMS.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain equipment. The minimum fixed commitments related to all noncancelable leases are as follows:

Twelve Months Ending	Operating	Capital
December 31,	Leases	Leases
	(In thousands)

2007	$2,153	$1,365
2008	1,653	1,080
2009	954	496
2010	740	168
2011	755	—
thereafter	2,330	—

Total minimum lease payments	$8,585	3,109

Less: amount representing interest		(296)
Present value of minimum lease payments		2,813
Less: current obligation		(1,176)

Long term obligations under capital lease		$1,637

Rental expenses included in general and administrative expenses were $1.2 million, $1.7 million and $2.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility will be set at the time the Company draws upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. The agreement for the draw provided for a sale of our equipment with a recorded value of $1.0 million to the financial institution and the subsequent lease of that equipment by us for $1.2 million. The lease was classified as a capital lease pursuant to FAS 13 Accounting for Leases. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain of $200 thousand which will be amortized in proportion to the amortization of the leased assets.

During the years ended December 31, 2004 and 2005, the Company entered into certain capital leases for equipment aggregating $2.3 million and $2.6 million, respectively. There were no such capital leases during the year ended December 31, 2006.

Other

We have entered into various software licenses, marketing and operational commitments totaling $5.8 million and $230 thousand for December 31, 2007 and 2008, respectively. These arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Included in these commitments for December 31, 2007, the Company is obligated to pay $4.5 million of minimum royalties in 2007. Any further minimum royalty payments by us are either paid at our sole discretion or are subject to termination by us under certain contingent conditions.

Contingencies

On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements under the federal Credit Repair Organizations Act (“CROA”) and the Pennsylvania Credit Services Act (“PA CSA”). Plaintiff contends that we and Capital One are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. Plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. Plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs. Defendants have filed a motion to dismiss plaintiff’s action. We deny any liability or wrongdoing, deny that a class action is appropriate, and will vigorously defend against all claims. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this or any future legal proceedings, an adverse judgment in this or one or more other legal proceedings may have a material adverse financial effect on our operations.

14.	Long-Term Debt

On July 3, 2006 we negotiated bank financing in the amount of $40 million. Under terms of the financing agreements, we were granted a $25 million line of credit with interest at 1-1.75% percent over LIBOR and a term loan of $15 million with interest at an average rate of 5.5% for the year ended December 31, 2006. The term loan is payable in monthly installments of $278 thousand, plus interest. Substantially all the Company’s assets are pledged as collateral to these loans. The proceeds from the term loan were used in the purchase of CMSI, further described in Note 4. Aggregate maturities during the next five years are (in millions):

As of December 31,
2007	$3.3
2008	3.3
2009	3.3
2010	3.3
2011	1.8

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

15.	Stockholders’ Equity

Share Repurchase

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. During 2005, we repurchased 964,822 shares of our common stock at an aggregate investment of approximately $8.6 million. We did not repurchase shares during the year ended December 31, 2006.

Stock Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4,162,004 shares pursuant to an amendment to the plan executed in November 2001. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options. The Company has issued 3,884,814 shares at December 31, 2006. We do not intend to issue further options under the 1999 Plan.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of December 31, 2006, 2,404,845 shares of common stock were issued under the 2004 Plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2,500,000 shares of common stock. As of December 31, 2006, 574,000 shares have been issued. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. To date, only restricted stock units have been granted under the 2006 Plan. These awards generally vest over three years of continuous service.

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

The following table summarizes the Company’s stock option activity:

	2004		2005		2006			Weighted
		Weighted		Weighted		Weighted		Average
		Average		Average		Average		Remaining
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Shares	Price	Shares	Price	Intrinsic Value	Term
								(In years)

Outstanding, beginning of year	2,755,385	$9.44	3,502,511	$12.08	3,987,117	$12.61
Granted	1,133,845	17.02	976,000	13.07	295,000	10.80
Canceled	(35,048)	10.98	(242,296)	14.09	(155,859)	14.18
Exercised	(351,671)	5.11	(249,098)	4.59	(181,692)	2.59

Outstanding, end of year	3,502,511	$12.08	3,987,117	$12.61	3,944,556	$12.88	$5,223,444	4.91

Exercisable at end of the year	2,431,331	$11.60	3,788,421	$12.84	3,624,056	$13.10	$5,090,621	4.83

The weighted average grant date fair value of options granted during the years December 31, 2004, 2005 and 2006 was $7.17, $5.73 and $5.41, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $4.4. million, $2.2 million and $1.3 million, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, we extended the contractual life of 37,500 fully vested share options held by one employee. Under SFAS No. 123(R), there was no additional compensation expense recognized.

As of December 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans as a result of a termination agreement. That cost is expected to be recognized over a weighted-average period of 3.5 years.

The following table summarizes information about employee stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average
	Shares	Contractual Term	Price	Shares	Exercise Price
		(In years)

$ 0 - $ 5.00	323,743	2.65	$.45	323,743	$.45
$ 5.01 - $10.00	758,482	5.14	8.01	707,972	7.99
$10.01 - $15.00	1,558,571	6.35	12.52	1,288,581	12.88
$15.01 - $20.00	954,845	6.31	17.03	954,845	17.03
Greater than $20.00	348,915	2.90	25.23	348,915	25.23

	3,944,556	5.50	$12.88	3,624,056	$13.10

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

		Weighted-Average
		Remaining	Aggregate
	Number of	Contractual	Fair
	RSUs	Life	Value
			(In thousands)

Outstanding at December 31, 2005	—	—	$—
Granted	574,000	2.2	5,418
Canceled	(110,000)	—	(1,037)
Vested	(5,000)	—	(47)

Outstanding at December 31, 2006	459,000	2.2	$4,334

The following table summarizes our non-vested restricted stock activity as of December 31, 2006:

		Weighted-
		Average
		Fair Value
	Number of Shares	at Grant Date

Non-vested at December 31, 2005	—	$—
Granted	574,000	9.44
Canceled	(110,000)	9.43
Vested	(5,000)	9.43
Forfeited or expired	—	—

Non-vested at December 31, 2006	459,000	$9.44

As of December 31, 2006, there was $2.5 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock based compensation recognized for restricted stock units in our consolidated statement of income for the year ended December 31, 2006 was $934 thousand. There was no compensation expense related to restricted stock units in 2005.

Non-Employee Options and Warrants — In December 2002, we granted options to purchase 33,296 shares of our common stock with an exercise price of $8.11 per share to external consultants. We are recognizing compensation expense for the fair value of these options of approximately $78,000 over a four year vesting period which commenced in 2003. We recognized compensation expense related to non-employee options of $20 thousand, $20 thousand and $10 thousand for the years ended December 31, 2004, 2005 and 2006, respectively.

16.	Employee Benefit Plan

In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. The 401(k) Plan provides for matching $0.50 per dollar on the first 5% of the employee’s contribution. Eligible employees vest in employer contributions 20% per year and are fully vested in five years. Expenses under the 401(k) Plan for the years ended December 31, 2004, 2005 and 2006 were $231 thousand, $213 thousand and $479 thousand, respectively.

17.	Major Clients

As discussed in Notes 1 and 2, we market credit monitoring service to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total revenue, is as follows:

	2004	2005	2006

American Express	22%	22%	7%
Capital One	24%	12%	13%
Citibank	11%	12%	14%
Discover	17%	16%	15%
Bank of America (includes MBNA)	6%	11%	13%

We believe that once a subscriber is obtained through our arrangements with our financial institution clients, the decision to continue the service is made by the subscriber; however, a decision to limit our access to its customers or the termination of an agreement by one of the financial institution clients could have an adverse effect on our financial condition and results of operations. Accounts receivable related to these customers totaled $9.0 million and $13.7 million at December 31, 2005 and 2006, respectively. As discussed in Note 5, we entered into a Services Transition Agreement with American Express signed in December 2005.

18.	Segment Reporting

We operate in two primary business segments: Consumer Products and Services and Background Screening. These segments are organized based on the differences in the products and services. Products and services provided by the Consumer Products and Services segment include daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies (Equifax, Experian and TransUnion), credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, an identity theft recovery unit, security breach services and identity theft cost coverage.

The Background Screening segment includes products and services related to pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. The following table sets forth segment information for the years ended

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 and 2006. Prior to acquisition of ABI on November 12, 2004, we provided only services related to the Consumer Products and Services segment.

	Consumer Products	Background
	and Services	Screening	Consolidated
		(In thousands)

Year Ended December 31, 2004
Revenue	$151,646	$1,270	$152,916
Depreciation and amortization	3,898	93	3,991
Income before income taxes	19,599	(57)	19,542

Year Ended December 31, 2005
Revenue	$151,326	$13,845	$165,171
Depreciation and amortization	5,798	659	6,457
Income before income taxes	19,246	971	20,217

Year Ended December 31, 2006
Revenue	$176,942	$24,109	$201,051
Depreciation and amortization	9,004	1,013	10,018
Income before income taxes	14,500	1,361	15,861

As of December 31, 2005
Property, plant and equipment, net	$19,755	$898	$20,653

Identifiable assets	$101,536	$21,651	$123,187

As of December 31, 2006
Property, plant and equipment, net	$19,697	$2,002	$21,699

Identifiable assets	$144,170	$35,297	$179,467

19.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2005:
Revenue	$38,587	$40,754	$42,612	$43,218
Income from operations	2,794	4,905	5,462	5,836
Income before income taxes and minority interest	3,005	5,155	5,793	6,264
Net income	$1,792	$3,175	$3,507	$3,996
Year ended December 31, 2006:
Revenue	$45,688	$45,369	$55,261	$54,733
Income from operations	5,200	3,859	4,722	1,126
Income before income taxes and minority interest	5,644	4,708	4,618	890
Net income	$3,413	$2,749	$2,636	$639

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	from	End of
Description	Period	Expenses	Allowance	Period

Year Ended December 31, 2006
Allowance for doubtful accounts	$106,638	$34,300	$102,546	$38,392
Year Ended December 31, 2005
Allowance for doubtful accounts	$63,597	$145,447	$102,406	$106,638
Year Ended December 31, 2004(1)
Allowance for doubtful accounts	$3,550	$103,392	$43,345	$63,597

(1)	Note that the 2004 activity reflected above includes additions of $103,392 related to the purchase of ABI in November 2004 and $39,795 of deductions relating to ABI activity from the date of purchase through December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name: Michael R. Stanfield

Title:	Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Madalyn C. Behneman Madalyn C. Behneman	Senior Vice President (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Thomas G. Amato Thomas G. Amato	Director	March 16, 2007

/s/ James L. Kempner James L. Kempner	Director	March 16, 2007

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 16, 2007

/s/ David A. McGough David A. McGough	Director	March 16, 2007

/s/ Norman N. Mintz Norman N. Mintz	Director	March 16, 2007

/s/ Steven F. Piaker Steven F. Piaker	Director	March 16, 2007

/s/ William J. Wilson William J. Wilson	Director	March 16, 2007