Form 10-Q
period 2007-03-31
INTERSECTIONS INC
filed 2007-05-10
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of May 1, 2007, there were 18,085,069 shares of common stock, $0.01 par value, issued and 17,120,247 shares outstanding, with 964,822 shares of treasury stock.

Form 10-Q
March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$58,201	$45,688
Operating expenses:
Marketing	7,984	5,285
Commissions	9,642	6,143
Cost of revenue	23,046	16,545
General and administrative	14,244	10,428
Depreciation and amortization	2,733	2,087

Total operating expenses	57,649	40,488

Income from operations	552	5,200
Interest income	285	535
Interest expense	(338)	(92)
Other (expense) income, net	(43)	1

Income before income taxes and minority interest	456	5,644
Income tax expense	(184)	(2,231)

Income before minority interest	272	3,413
Minority interest in net loss of Screening International, LLC	212	—

Net income	$484	$3,413

Net income per share — basic	$0.03	$0.20
Net income per share — diluted	$0.03	$0.20

Weighted average common shares outstanding	16,956	16,704
Dilutive effect of common stock equivalents	444	531

Weighted average common shares outstanding — assuming dilution	17,400	17,235

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,730	$15,580
Short-term investments	4,480	10,453
Accounts receivable, net for allowance of doubtful accounts $51 (2007) and $38 (2006)	23,794	22,369
Deferred subscription solicitation costs	14,890	11,786
Prepaid expenses and other current assets	5,381	5,241
Income tax receivable	1,528	2,113
Note receivable	910	750

Total current assets	68,713	68,292

PROPERTY AND EQUIPMENT—net	21,158	21,699
GOODWILL	66,668	66,663
INTANGIBLE ASSETS—net	11,802	12,388
OTHER ASSETS	13,299	10,425

TOTAL ASSETS	$181,640	$179,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable — current portion	$3,333	$3,333
Capital leases—current portion	1,095	1,176
Accounts payable	9,300	5,193
Accrued expenses and other current liabilities	16,740	15,690
Accrued payroll and employee benefits	3,775	7,073
Commissions payable	1,324	1,194
Deferred revenue	3,396	5,292
Deferred tax liability — current portion	2,483	2,483

Total current liabilities	41,446	41,434

NOTE PAYABLE — less current portion	10,556	11,667
OBLIGATIONS UNDER CAPITAL LEASES—less current portion	1,391	1,637
OTHER LONG-TERM LIABILITIES	2,503	551
DEFERRED TAX LIABILITY— less current portion	8,126	8,152

MINORITY INTEREST	11,238	11,450

STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized: 50,000; shares issued; 18,085 shares (2007) and 17,836 shares (2006); shares outstanding; 17,120 (2007) and 16,871 (2006)	181	178
Additional paid-in capital	96,734	95,462
Treasury stock, 965 shares at cost	(8,600)	(8,600)
Retained earnings	17,976	17,447
Accumulated other comprehensive income	89	89

Total stockholders’ equity	106,380	104,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,640	$179,467

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$484	$3,413
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,757	2,111
Amortization of gain from sale leaseback	(24)	(24)
Loss on disposal of fixed assets	—	20
Amortization of debt issuance cost	20	—
Provision for doubtful accounts	12	(34)
Stock based compensation	552	12
Amortization of deferred subscription solicitation costs	6,970	4,715
Minority interest	(212)	—
Changes in assets and liabilities:
Accounts receivable	(1,434)	(1,796)
Prepaid expenses and other current assets	(254)	(39)
Income tax receivable	587	—
Deferred subscription solicitation costs	(10,074)	(4,028)
Other assets	(2,860)	(1,077)
Accounts payable	4,046	(708)
Accrued expenses and other current liabilities	1,303	412
Accrued payroll and employee benefits	(3,449)	(361)
Commissions payable	130	13
Current tax payable	—	168
Deferred revenue	(1,896)	853
Deferred taxes	(26)	—
Other long-term liabilities	1,977	(8)

Net cash (used in) provided by operating activities	(1,391)	3,642

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Sale of short term investments	5,973	57
Professional fees related to the acquisition of Intersections Insurance Services, Inc.	(5)	—
Acquisition of property and equipment	(1,552)	(1,677)

Net cash provided by (used in) investing activities	4,416	(1,620)

NET CASH USED IN FINANCING ACTIVITIES:
Cash proceeds from stock options exercised	722	23
Repayments on notes payable	(1,111)	—
Note receivable loan	(160)	—
Capital lease payments	(327)	(415)

Net cash used in financing activities	(876)	(392)

EFFECT OF EXCHANGE RATE ON CASH	1	—

INCREASE IN CASH AND CASH EQUIVALENTS	2,150	1,630
CASH AND CASH EQUIVALENTS—Beginning of period	15,580	17,555

CASH AND CASH EQUIVALENTS—End of period	$17,730	$19,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$398	$65

Cash paid for taxes	$1,003	$1,955

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment accrued but not paid	$316	$666

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our acquisition of Intersections Insurance Services, Inc. (“IISI”), formerly known as Chartered Marketing Services, Inc., in July of 2006, we expanded our portfolio of services to include consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also offer our services directly to consumers.
In addition, through our subsidiary Screening International, LLC (“SI”), we provide personnel and vendor background screening services to businesses worldwide. SI was formed in May 2006, with Control Risks Group, Ltd., (“CRG”), a company based in the United Kingdom.
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
With offices in Winchester, Virginia, in the United States, London, in the United Kingdom, and a planned office in Singapore, SI provides personnel and vendor background services to a variety of businesses and industries on a global basis. SI includes leading United States, United Kingdom and global companies in such areas as manufacturing, healthcare, telecommunications and financial services.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. Our financial results include ABI for the period January 1, 2006 through May 30, 2006, and SI, which combined ABI with CRG’s background screening business, for the period May 31, 2006 through December 31, 2006. We own 55% of SI. Our financial results also include IISI, which we acquired on July 3, 2006. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2007 totaled $1.9 million.
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
Deferred subscription solicitation costs included in the accompanying balance sheet as of March 31, 2007 and December 31, 2006, were $14.9 million and $11.8 million, respectively. Amortization of deferred subscription solicitation costs for the three months ended March 31, 2007 and 2006 was $7.0 million and $4.7 million, respectively. Subscription solicitation costs related to marketing expensed as incurred for the three months ended March 31, 2007 and 2006 were $1.5 million and $1.1 million, respectively.
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
As of March 31, 2007, the balance of our note receivable with an unaffiliated company was $910 thousand. Interest at an annual rate of 8.0% plus the entire principal balance is due on December 31, 2007, if not paid earlier. This note is secured by certain assets of the unaffiliated company.
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
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Stock-Based Compensation
We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan which provide us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, $.01 par value, which vest over a set period of time. RSUs are granted at no cost to the employee. Employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants.
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25 and subsequently issued stock option related guidance. The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006 was $552 thousand and $6 thousand, respectively.
The following weighted-average assumptions were used for option grants during the three months ended March 31, 2007 and 2006:
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2007 was zero.
Expected Volatility. The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as described in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107. Due to the fact that we have only been a public company for approximately three years, we believe that there is not a substantive share price history to calculate accurate volatility and have elected to use the average volatility of companies similar to us in size or industry. At the point when we have enough public history, we will reconsider the utilization of our own stock price volatility.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term. The expected term of options granted during the three months ended March 31, 2007 was determined under the simplified calculation provided in SAB No. 107 ((vesting term + original contractual term)/2). For the majority of grants valued during the three months ended March 31, 2007, the options had graded vesting over 4 years (25% of the options in each grant vest annually) and the contractual term was 10 years.
The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2007
Expected dividend yield	0%
Expected volatility	38%
Risk free interest rate	4.46%
Expected life of options	6.25 years
There were no options granted in the three months ended March 31, 2006.
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
For the three months ended March 31, 2007 and 2006, options to purchase 2.7 million and 2.9 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)
Net income available to common shareholders —— basic and diluted	$484	$3,413

Weighted average common shares outstanding—basic	16,956	16,704
Dilutive effect of common stock equivalents	444	531

Weighted average common shares outstanding—diluted	17,400	17,235

Income per common share:
Basic	$0.03	$0.20
Diluted	$0.03	$0.20
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
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated statement of financial position, results of operations or cash flows.
In September 2006, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was issued and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We do not expect the adoption to have a material impact on our consolidated statement of financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We do not expect the adoption to have a material impact on our consolidated statement of financial position, results of operations or cash flows.
Reclassifications
Certain financial statement items from prior periods have been reclassified for consistency with our current presentation.
3. Business Acquisitions
Intersections Insurance Services
On July 3, 2006, we acquired all of the outstanding shares of IISI, formerly Chartered Marketing Services, Inc., for $54.3 million in cash which included $359 thousand in acquisition costs. $15 million of the purchase price was financed through borrowings on a new term loan with the balance financed through cash on hand and short term investments. Of the total cash consideration, approximately $5.5 million was distributed to an escrow account and may be used for indemnification claims as set forth in the escrow agreement. All funds remaining in the account will be distributed to the former IISI shareholders in accordance with the acquisition agreement on September 16, 2008. In order to fund the purchase of IISI we sold $27.8 million of short-term investments. There was no gain or loss recognized on the sales of these investments. The results of IISI’s operations have been included in the consolidated financial statements since the date of acquisition. IISI is a marketer of various insurance products and services. As a result of the acquisition, we have diversified our client and product portfolios. In addition, IISI provides us access to new market segments, particularly with large mortgage servicers.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$11,047
Property, plant and equipment		1,368
Other assets		135
Intangible assets:
Registered trademarks (estimated useful life of 3 years)	$1,886
Existing subscriber base (estimated useful life of 10 years)	7,641
Carrier and network provider agreements (estimated useful life of 5 years)	731
Existing developed technology assets (estimated useful life of 5 years)	1,499

Total Intangible Assets		11,757
Goodwill		43,085

Total Assets		67,392
Deferred tax and current liabilities		(7,923)
Deferred tax and long term liabilities		(5,192)

Total Liabilities		(13,115)

Net Assets Acquired		$54,277

We expect the purchase price allocation to be completed by the end of the second quarter of 2007.
The $43.1 million of goodwill was assigned to the Consumer Products and Services segment. Of that total amount, approximately $27.1 million is expected to be deductible for income tax purposes.
In connection with the IISI acquisition, we commenced integration activities which have resulted in involuntary terminations. The liability for involuntary termination benefits covers approximately 15 employees, primarily in general and administrative functions. We recorded $2.3 million of severance and severance-related costs in the above allocation of the cost of the acquisition in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. We expect to pay the severance and severance-related costs of $1.8 million during 2007 and the remaining balance of $188 thousand during 2008.
At January 1, 2007, we recorded a liability of $1.8 million, related to state income tax matters, net of federal benefit, relating to the acquisition of IISI, offset by an escrow receivable of $1.8 million. The escrow receivable and liability were recorded as a long-term asset and other long-term liability, respectively, in the accompanying consolidated balance sheet. The amount includes the estimated state tax, penalties and cumulative interest related to this matter.
The following table summarizes the obligations recognized in connection with the IISI acquisition and the activity to date (in thousands):

	March 31, 2007
			Other
	Beginning		Increases	Ending
	Balance	Payments	(Decreases)	Balance
Severance costs and contract termination costs	$2,016	$731	$—	$1,285
The following table summarized unaudited pro forma financial information assuming that IISI acquisition had occurred on January 1, 2006. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

Three Months Ended March 31, 2006
(In thousands, except share data)
(Unaudited)
Revenue	$56,675
Net Income	$3,757
Basic earning per share	$0.22
Diluted earnings per share	$0.22
Screening International, LLC
As described in Note 1, we created SI for the purpose of combining our wholly-owned subsidiary ABI and CRG’s U.K. background screening business, Control Risks Screening Limited (“CRS”). SI provides global pre-employment background screening services. As a result of the transaction, we have expanded our background screening business worldwide.
We initially contributed all of the outstanding shares of our wholly-owned subsidiary, ABI, to SI, in exchange for a 55% ownership interest in SI. The background screening operations and assets of CRG were transferred to its wholly-owned subsidiary, CRS, and at closing CRG, initially contributed all of the outstanding shares of CRS to SI, in exchange for a 45% ownership interest. In addition, we and CRG have agreed to cooperate to meet any future financing needs of SI, including seeking third party financing, agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.
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

In accordance with SFAS No. 141, we recorded goodwill in the amount of $6.8 million for the excess of the purchase price, including estimated acquisition costs, over the net assets acquired. Intangible assets were recorded at an estimated value of $302 thousand for customer related intangible assets and $361 thousand for marketing related intangible assets. The purchase price allocation is subject to final determination by us. Customer intangible assets will be amortized over a period of seven years and marketing intangible assets will be amortized over a period of ten years.
The $6.8 million of goodwill was assigned to the Background Screening segment. The goodwill is not deductible for tax purposes.
4. Deferred Subscription Solicitation Costs
Deferred subscription solicitation costs included in the accompanying balance sheet as of March 31, 2007 and December 31, 2006, were $14.9 million and $11.8 million, respectively. Amortization of deferred subscription solicitation costs for the three months ended March 31, 2007 and 2006 was $7.0 million and $4.7 million, respectively. Subscription solicitation costs related to marketing expensed as incurred for the three months ended March 31, 2007 and 2006 were $1.5 million and $1.1 million, respectively.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Total
Balance, December 31, 2006	$43,080	$23,583	$66,663
Adjustments	5	—	5

Balance, March 31, 2007	$43,085	23,583	66,668
Intangibles consisted of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$9,652	$(1,420)	$8,232	$9,652	$(1,133)	$8,519
Marketing related	2,978	(682)	2,296	2,978	(458)	2,520
Technology related	1,499	(225)	1,274	1,499	(150)	1,349

Total amortizable intangible assets	$14,129	$(2,327)	$11,802	$14,129	$(1,741)	$12,388

Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2007, we had an aggregate amortization expense of $586 thousand, which was included in depreciation and amortization expense in the consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining nine months ending December 31, 2007	$1,758
For the years ending December 31,
2008	2,344
2009	1,917
2010	1,253
2011	1,030
2012	807
Thereafter	2,693
6. Other Assets.
The components of our other assets are as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Prepaid royalty payments	$10,158	$9,705
Prepaid maintenance contracts	471	512
Other	2,670	208

	$13,299	$10,425

In February and March 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that we introduced in the first quarter of 2006. Under these arrangements, we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. As of March 31, 2007 we have recorded $10.2 million for royalties collectively, which will be applied against future royalties incurred and the minimum royalty payments.
7. Accrued Expenses and Other Current Liabilities.
The components of our accrued expenses and other liabilities are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Cost of sales	$8,489	$7,201
Accrued general and administrative expense	4,867	4,481
Transition costs	1,285	2,016
Insurance premiums	1,901	1,830
Other	198	162

	$16,740	$15,690

8. Accrued Payroll and Employee Benefits.
The components of our accrued payroll and employee benefits are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Accrued payroll	$667	$699
Accrued severance	1,138	1,142
Other	1,970	5,232

	$3,775	$7,073

9. Income Taxes
In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In connection with our adoption of FIN 48, as of January 1, 2007, we recorded a net increase to retained earnings of $45 thousand. The increase to retained earnings includes the effect of previously unrecognized tax benefits related to research and development tax credits. As of March 31, 2007 and January 1, 2007, we had total unrecognized tax benefits of $719 thousand related to various federal and state tax matters. If recognized, an income tax benefit of $268 thousand would be recorded as a component of income taxes and reduce the effective tax rate.
As of March 31, 2007 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 2000-2006 tax years and in various state jurisdictions for the 1999-2006 tax years.
We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements, the accrual for estimated penalties as of adoption of $45 thousand is included as a component of other long-term liabilities. No additional penalties were accrued in the three months ended March 31, 2007.
During the three months ended March 31, 2007, there were no changes in our uncertain tax positions. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

10. Leases
In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility were set at the time we drew upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain which will be amortized in proportion to the amortization of the leased assets. As of March 31, 2007, the balance of the lease liability and deferred gain was $629 thousand and $110 thousand, respectively.
11. Long-Term Debt
On July 3, 2006 we negotiated bank financing in the amount of $40 million. Under terms of the financing agreements, we were granted a $25 million line of credit and a term loan of $15 million with interest. The term loan is payable in monthly installments of $278 thousand, plus interest. Substantially all our assets are pledged as collateral to these loans.
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
12. Stock Based Compensation
On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4,162,004 shares pursuant to an amendment to the plan executed in November 2001. As of March 31, 2007, we have 1,356,208 shares remaining to issue. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.
On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) which became effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of March 31, 2007, we have 298,504 shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.
On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2,500,000 shares of common stock. As of March 31, 2007, we have 1,775,000 shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. To date, only restricted stock units have been granted under the 2006 Plan. These awards generally vest over three and four years of continuous service.
The compensation committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.
The 1999 Plan will remain in effect until August 24, 2009, the 2004 Plan will remain in effect until May 5, 2014 and the 2006 Plan will remain in effect until May 24, 2016, unless terminated by the Board of Directors.
Stock Options
The following table summarizes the Company’s stock option activity:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life	(in thousands)
Outstanding at December 31, 2006	3,944,566	$12.88
Granted	623,000	9.90
Canceled	(224,849)	15.72
Exercised	(155,783)	6.99

Outstanding at March 31, 2007	4,186,934	$12.50	5.73	$4,271

Exercisable at March 31, 2007	3,286,432	$13.14	4.63	$4,172

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $6.39 and $5.71, respectively.
For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $485 thousand and $360 thousand, respectively.
Total stock based compensation recognized for stock options in our consolidated statement of income for the three months ended March 31, 2007 and 2006 was $146 thousand and $6 thousand, respectively.
As of March 31, 2007, there was $3.6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.
Restricted Stock Units
The following table summarizes our restricted stock unit activity:

		Weighted-Average	Aggregate
		Remaining	Fair
	Number of	Contractual	Value
	RSUs	Life	(in thousands)

Outstanding at December 31, 2006	459,000	—	$4,333
Granted	336,000	4.0	3,326
Canceled	(34,228)	—	(323)
Vested	(93,760)	—	(884)
Forfeited	(75,000)	—	(707)

Outstanding at March 31, 2007	592,012	3.1	$5,745

As of March 31, 2007 there was $5.3 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.
Total stock based compensation recognized for restricted stock units in our consolidated statement of income for the three months ended March 31, 2007 and 2006 was $406 thousand and $0, respectively.
13. Segment Reporting
We operate in two primary business segments: Consumer Products and Services and Background Screening. These segments are organized based on the differences in the products and services. Products and services provided by the Consumer Products and Services segment include daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies (Equifax, Experian and TransUnion), credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, an identity theft recovery unit, security breach services, identity theft cost coverage and, through IISI, consumer discounts on healthcare, home and auto related expenses, access to professional and legal information, and life, accidental death and disability insurance products.
The Background Screening segment includes products and services related to pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
The following table sets forth segment information for the three months ended March 31, 2007 and 2006:

	Consumer Products	Background
	and Services	Screening	Consolidated
	(In thousands)
Three Months Ended March 31, 2007
Revenue	$51,577	$6,624	$58,201
Depreciation and amortization	2,414	319	2,733
Income (loss) before income taxes	1,141	(685)	456

Three Months Ended March 31, 2006
Revenue	$42,008	$3,680	$45,688
Depreciation and amortization	1,920	167	2,087
Income before income taxes	5,448	196	5,644

As of March 31, 2007
Property, plant and equipment, net	$18,948	$2,210	$21,158

Identifiable assets	$146,834	$34,806	$181,640

As of December 31, 2006
Property, plant and equipment, net	$19,697	$2,002	$21,699

Identifiable assets	$144,170	$35,297	$179,467

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our acquisition of Intersections Insurance Services, formerly known as Chartered Marketing Services, Inc., in July of 2006, we expanded our portfolio of services to include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also offer our services directly to consumers.
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
With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We expect to substantially increase our own investment in marketing with one or more clients in this year.
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
Other Data (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Subscribers at beginning of period	4,625,831	3,659,975
New subscribers — indirect	560,448	571,969
New subscribers — direct (1)	388,093	142,133
Cancelled subscribers within first 90 days of subscription	237,999	250,780
Cancelled subscribers after first 90 days of subscription	649,976	374,083

Subscribers at end of period	4,686,397	3,749,214

Total revenue	$58,201	$45,688
Revenue from transactional sales	(8,691)	(4,776)
Revenue from lost/stolen credit card registry	(20)	—

Subscription revenue	$49,490	$40,912

Marketing and commissions	$17,626	$11,428
Commissions paid on transactional sales	(5)	(19)
Commissions paid on lost/stolen credit card registry	(6)	—

Marketing and commissions associated with subscription revenue	$17,615	$11,409

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.
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
Identity Theft, Credit Management and Background Services
The point in time at which we recognize revenue from our services is determined in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of SAB No.’s 101 and 104: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectibility is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2007 totaled $1.9 million.
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
Software Development Costs
We develop software for internal use and capitalize software development costs incurred during the application development stage in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-2, Accounting for Web Site Development Cost. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated useful life, which is generally three to five years.
In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the three months ended March 31, 2007.

Goodwill and Other Intangible Assets
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.
Statement of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis during the fourth quarter of each fiscal year as of October 31 and no indicators of impairment were identified.
Intangible assets subject to amortization include trademarks, customer marketing and technology related asses. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated statement of financial positions, results of operations or cash flows.
In September 2006, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was issued and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We do not expect the adoption to have a material impact on our consolidated statement of financial positions, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We do not expect the adoption to have a material impact on our consolidated statement of financial positions, results of operations or cash flows.

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006 (in thousands):

	Consumer
	Products	Background
	and Services	Screening	Consolidated
Three Months Ended March 31, 2007
Revenue	$51,577	$6,624	$58,201
Operating expenses:
Marketing	7,984	—	7,984
Commissions	9,642	—	9,642
Cost of revenue	19,296	3,750	23,046
General and administrative	10,999	3,245	14,244
Depreciation and amortization	2,414	319	2,733

Total operating expenses	50,335	7,314	57,649
Operating income	1,242	(690)	552
Interest income	276	9	285
Interest expense	(336)	(2)	(338)
Other (expense) income, net	(41)	(2)	(43)

Income before taxes	$1,141	$(685)	$456

Three Months Ended March 31, 2006
Revenue	$42,008	$3,680	$45,688
Operating expenses:
Marketing	5,285	—	5,285
Commissions	6,143	—	6,143
Cost of revenue	14,798	1,747	16,545
General and administrative	8,866	1,562	10,428
Depreciation and amortization	1,920	167	2,087

Total operating expenses	37,012	3,476	40,488
Operating income	4,996	204	5,200
Interest income	535	—	535
Interest expense	(84)	(8)	(92)
Other (expense) income, net	1	—	1

Income before taxes	$5,448	$196	$5,644

Revenue. Revenue increased 27.4% to $58.2 million for the three months ended March 31, 2007 from $45.7 million for the three months ended March 31, 2006. This increase was attributed to a $9.6 million increase in Consumer Products and Services and a $2.9 million increase in Background Screening Services.
The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 4.7 million subscribers for the three months ended March 31, 2007 from 3.7 million for the three months ended March 31, 2006, an increase of 27.0%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with new and existing clients, as well as increased revenue from additional insurance and other consumer products and services as a result of the acquisition of Intersections Insurance Services. This increase was partially offset by a decline in revenue as a result of the loss of American Express as a client in May of 2006.
Our relationship with American Express (Amex) was a shared marketing arrangement under an agreement that expired on December 31, 2005 and on December 21, 2005 we entered into a Services Transition Agreement with American Express. As a result of the Services Transition Agreement, after May 31, 2006, we ceased servicing approximately 95% of our subscribers obtained through American Express, which accounted for approximately 95% of the revenue generated through the American Express relationship. In order to maintain and continue to grow our revenue, we have offset this loss of revenue from existing and new client relationships and other products and services.
In addition, during the fourth quarter of 2006, we experienced a significant increase in the rate of credit card declines at one of our clients due to changes to the manner in which the client administers third-party products. This increase in decline rates occurred simultaneously with a system conversion implemented at the client, and was originally believed to be the result of conversion errors. As a result, we continued providing service to these customers throughout the fourth quarter of 2006 and into the beginning of 2007, while working with the client to investigate and address the causes of the increased decline rates. In the three months ended March 31, 2007, we successfully collected approximately $490 thousand in revenue by re-billing the impacted customers. We also canceled service to approximately 250 thousand subscribers from this client.

The table below shows the percentage of subscribers generated from indirect marketing arrangements.

	Three Months Ended
	March 31,
	2007	2006
Percentage of subscribers from indirect marketing arrangements to total subscribers	65.8%	68.2%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	59.1%	80.1%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	36.7%	40.3%
The increase in Background Screening is primarily a result of the addition of our operations in the United Kingdom in June 2006 as a result of the formation of Screening International by combining our subsidiary American Background Information Services, Inc., with the background screening division of Control Risks Group, and an increase in our domestic background screening volume.
Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 51.1% to $8.0 million for the three months ended March 31, 2007 from $5.3 million for the three months ended March 31, 2006. This increase is primarily a result of an increase in the cost of marketing directly to the consumer, as well as increased marketing costs related to additional insurance and membership costs as the result of the acquisition of Intersections Insurance Services. Amortization of deferred subscription solicitation costs related to marketing for the three months ended March 31, 2007 and 2006 were $6.7 million and $2.4 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the year ended March 31, 2007 and 2006 were $1.5 million and $1.1 million, respectively.
As a percentage of revenue, marketing expenses increased to 13.7% for the three months ended March 31, 2007 from 11.6% for the three months ended March 31, 2006 primarily as the result of an increase in direct to consumer marketing.
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
Commission Expenses. Commission expenses consist of commissions paid to clients. Commission expenses increased 57.0% to $9.6 million for the three months ended March 31, 2007 from $6.1 million for the three months ended March 31, 2006. The increase is related to an increase in revenue and subscribers from our direct subscription business.
As a percentage of revenue, commission expenses increased to 16.6% for three months ended March 31, 2007 from 13.4% for three months ended March 31, 2006 primarily due to increased volume.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 39.3% to $23.0 million for the three months ended March 31, 2007 from $16.5 million for the three months ended March 31, 2006. This increase was attributed to an $4.5 million increase in Consumer Products and Services and a $2.0 million increase in Background Screening.
The increase in Consumer Products and Services is primarily the result of a 27.0% increase in our customer base. This increase results in $3.1 million in increased data costs and $1.5 million related to the insurance and membership costs, partially offset by a credit of $345 thousand of costs incurred in the fulfillment of cancelled customers kept active at the client’s request.
The increase in Background Screening is primarily a result of the addition of the UK operations in June 2006 of $1.7 million and an increase in our domestic background screening volumes.
As a percentage of revenue, cost of revenue was 39.6% for the three months ended March 31, 2007 compared to 36.2% for the three months ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and Administrative expenses increased 36.6% to $14.2 million for the three months ended March 31, 2007 from $10.4 million for the three months ended March 31, 2006. This increase was attributed to a $2.1 million increase in Consumer Products and Services and a $1.7 million increase in Background Screening.
The increase in Consumer Products and Services costs includes the costs related to insurance and membership products, stock based compensation and consulting expenses for the Identity Guard website redesign. Stock based compensation for the three months ended March 31, 2007 and 2006 was $552 thousand and $6 thousand, respectively.
The increase in Background Screening is primarily a result of the addition of the UK operations in June 2006 of $1.1 million and an increase in our domestic background screening volume.
As a percentage of revenue, general and administrative expenses increased to 24.5% for the three months ended March 31, 2007 from 22.8% for the three months ended March 31, 2006.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software, and the amortization of our intangible assets. Depreciation and amortization increased 31.0% to $2.7 million for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006 primarily as a result of capital expenditures totaling $1.6 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively, as we continue to expand our infrastructure to meet our growth.
Amortization expense increased $500 thousand from $86 thousand for the three months ended March 31, 2006 to $586 thousand for the three months ended March 31, 2007. This increase is primarily attributable to the increase in intangible assets as the result of the acquisition of Intersections Insurance Services.
As a percentage of revenue, depreciation and amortization expenses increased to 4.7% for the three months ended March 31, 2007 from 4.6% for the three months ended March 31, 2006.
Interest Income and Expense. Interest income and expense consists of interest earned on cash equivalents and investments offset by accrued interest expense on equipment leases and interest expense related to our Term loan. Net interest income decreased to an expense of $53 thousand for the three months ended March 31, 2007 from income of $443 thousand for the three months ended March 31, 2006. The decrease is largely attributable to an increase in interest expense related to the Term loan, and interest income decreased $250 thousand due to a reduction in the balance of our investments.
Liquidity and Capital Resources
Cash and cash equivalents were $17.7 million as of March 31, 2007 compared to $15.6 million as of December 31, 2006. Cash includes $2.7 million within our 55% owned subsidiary SI, and is not directly accessible to us. Our cash also includes $1.9 million related to premiums we have collected on behalf of insurance carriers and which will be remitted based on criteria set forth in the individual contracts. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. Our investment balance at March 31, 2007 was $4.5 million compared to $10.5 million at December 31, 2006. In the three months ended March 31, 2007, we sold $6.0 million of short-term investments. Our investments consist of short-term U.S. Treasury securities with original maturity dates greater than 90 days but no greater than six months.
Our accounts receivable balance as of March 31, 2007 was $23.8 million, including approximately $3.6 million related to Screening International, compared to $22.4 million, including approximately $3.5 million related to SI, as of December 31, 2006. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $27.3 million as of March 31, 2007 compared to $26.8 million as of December 31, 2006.
Net cash used in operations was $1.4 million for the three months ended March 31, 2007 compared to net cash provided by operations of $3.6 million for the three months ended March 31, 2006. The $5.0 million decrease in net cash provided by operations was primarily the result of an increase in deferred solicitation of $6.1 million as a result of increased marketing expenditures.
Net cash provided by investing activities was $4.4 million for the three months ended March 31, 2007 compared to net cash used in operations of $1.6 million during the three months ended March 31, 2006. Cash provided by investing activities during the three months ended March 31, 2007 was primarily the result of the sale of $6.0 million of short-term investments.
Net cash used in financing activities was $876 thousand and $392 thousand for the three months ended March 31, 2007 and 2006, respectively. Cash used in financing activities was primarily the result of the note payable payments of $1.1 million offset by options exercised of $700 thousand.
On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility were to be used solely to pay a portion of the purchase price of the acquisition by us of IISI and related costs and expenses of such acquisition. We borrowed down the full $15 million term loan facility. The Credit Agreement provides that the term loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%. As of March 31, 2007, the outstanding principal balance under the Credit Agreement was $13.9 million.
The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary by us that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our tangible net worth, consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
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
Contractual Obligations
Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2006, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In 2007 we are obligated to pay an additional $5.0 million of minimum royalties. Any further minimum royalty payments in excess of this amount will be paid by us at our sole discretion or are subject to termination by us under certain contingent conditions.
We do not expect the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, to have a material impact to any of our contractual obligations.

Forward Looking Statements
Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007, and the following important factors: demand for our services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate
We had cash and cash equivalents totaling $17.7 million and $15.6 million at March 31, 2007 and December 31, 2006, respectively. Our cash and cash equivalents are highly liquid investments and consist primarily of short term U.S. Treasury securities with original maturity dates of less than 90 days. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). Based upon our outstanding long term debt subject to variable interest rates as of March 31, 2007 of $13.9 million, a 60 basis point movement in the LIBOR rate would result in a change in annual pretax interest expense of approximately $80 thousand based on our current level of borrowing.
Foreign Currency
We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency note exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the United Kingdom, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in the foreign currency exchange rates. The impact of the transaction gains and losses on the income statement was a gain of $1 thousand for the three months ended March 31, 2007. Individual currency transaction adjustments totaled a loss of $2 thousand for the three months ended March 31, 2007. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.
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

Item 4. Controls and Procedures
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
There have been no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits

10.1	Severance and Release Agreement dated as of January 5, 2007 between the Company and Kenneth D. Schwarz (Incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed on January 5, 2007).

10.2	Form of Employment Agreement between the Company and John Scanlon (Incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed on January 5, 2007).

10.3*	Master Agreement dated as of March 8, 2007 by and between the Company and Digital Matrix Systems, Inc.

10.4	Amended and Restated Marketing and Services Agreement, dated as of April 20, 2007 between the Company and Capital One Bank and Capital One Services, Inc. (Incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed on April 26, 2007).

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Madalyn C, Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2007

INTERSECTIONS INC.
By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Principal Financial Officer