Form 10-Q
period 2007-06-30
INTERSECTIONS INC
filed 2007-08-09
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated ☐     Accelerated filer ☑     Non-accelerated filer filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
As of August 1, 2007, there were 18,127,515 shares of common stock, $0.01 par value, issued and 17,162,693 shares outstanding, with 964,822 shares of treasury stock.

Form 10-Q
June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$65,105	$45,368	$123,305	$91,057
Operating expenses:
Marketing	7,951	6,696	15,935	11,980
Commissions	12,195	4,475	21,838	10,619
Cost of revenue	24,951	17,705	47,997	34,249
General and administrative	15,057	10,317	29,300	20,746
Depreciation and amortization	3,140	2,316	5,873	4,403

Total operating expenses	63,294	41,509	120,943	81,997

Income from operations	1,811	3,859	2,362	9,060
Interest income	211	601	497	1,136
Interest expense	(326)	(72)	(663)	(164)
Other income(expense), net	37	320	(6)	321

Income before income taxes and minority interest	1,733	4,708	2,190	10,353
Income tax expense	(743)	(1,853)	(927)	(4,086)

Income before minority interest	990	2,855	1,263	6,267
Minority interest in net loss (income) of Screening International, LLC	345	(106)	556	(106)

Net income	$1,335	$2,749	$1,819	$6,161

Net income per share — basic	$0.08	$0.16	$0.11	$0.37
Net income per share — diluted	$0.08	$0.16	$0.10	$0.35

Weighted average common shares outstanding — basic	17,142	16,745	17,050	16,724
Weighted average common shares outstanding — diluted	17,558	17,523	17,497	17,375
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,342	$15,580
Short-term investments	4,491	10,453
Accounts receivable, net of allowance for doubtful accounts $53 (2007) and $38 (2006)	30,291	22,369
Deferred subscription solicitation costs	17,576	11,786
Prepaid expenses and other current assets	5,407	5,241
Income tax receivable	1,636	2,113
Note receivable	1,450	750

Total current assets	75,193	68,292
PROPERTY AND EQUIPMENT—net	20,734	21,699
GOODWILL	66,818	66,663
INTANGIBLE ASSETS—net	10,962	12,388
OTHER ASSETS	15,592	10,425

TOTAL ASSETS	$189,299	$179,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable — current portion	$3,333	$3,333
Capital leases—current portion	1,125	1,176
Accounts payable	12,866	5,193
Accrued expenses and other current liabilities	17,745	15,690
Accrued payroll and employee benefits	5,171	7,073
Commissions payable	1,745	1,194
Deferred revenue	3,051	5,292
Deferred tax liability — current portion	2,385	2,483

Total current liabilities	47,421	41,434
NOTE PAYABLE — less current portion	10,018	11,667
OBLIGATIONS UNDER CAPITAL LEASES—less current portion	1,052	1,637
OTHER LONG-TERM LIABILITIES	2,781	551
DEFERRED TAX LIABILITY— less current portion	8,127	8,152

TOTAL LIABILITIES	$69,399	$63,441

MINORITY INTEREST	10,921	11,450
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,122 shares (2007) and 17,836 shares (2006); shares outstanding, 17,157 (2007) and 16,871 (2006)	181	178
Additional paid-in capital	97,966	95,462
Treasury stock, 965 shares at cost	(8,600)	(8,600)
Retained earnings	19,310	17,447
Accumulated other comprehensive income	122	89

Total stockholders’ equity	108,979	104,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,299	$179,467

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,819	$6,161
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,921	4,451
Amortization of gain from sale leaseback	(48)	(48)
Loss on disposal of fixed assets	—	54
Amortization of debt issuance costs	39	—
Deferred tax	(26)	—
Provision for doubtful accounts	14	18
Stock based compensation	1,289	265
Amortization of deferred subscription solicitation costs	14,706	10,505
Minority interest	(556)	106
Changes in assets and liabilities:
Accounts receivable	(7,903)	(3,695)
Prepaid expenses and other current assets	(282)	(812)
Income tax receivable	480	—
Deferred subscription solicitation costs	(20,496)	(8,790)
Other assets	(5,072)	(2,527)
Accounts payable	7,458	1,830
Accrued expenses and other current liabilities	1,937	978
Accrued payroll and employee benefits	(2,061)	851
Commissions payable	551	(1,071)
Current tax payable	—	122
Deferred revenue	(2,241)	2,970
Other long-term liabilities	2,157	247

Net cash (used in) provided by operating activities	(2,314)	11,615

NET CASH PROVIDED BY INVESTING ACTIVITIES:
Sale of short term investments	5,962	25,712
Professional fees related to the acquisition of Intersections Insurance Services Inc.	(5)	—
Cash received in the acquisition of Screening International, LLC	—	1,710
Acquisition of property and equipment	(3,126)	(3,993)

Net cash provided by investing activities	2,831	23,429

NET CASH USED IN FINANCING ACTIVITIES:
Cash proceeds from stock options exercised	927	63
Tax benefit of stock options exercised	291	—
Repayments on note payable	(1,673)	—
Note receivable	(700)	—
Debt issuance costs	—	(50)
Capital lease payments	(612)	(753)

Net cash used in financing activities	(1,767)	(740)

EFFECT OF EXCHANGE RATE ON CASH	12	(79)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,238)	34,225
CASH AND CASH EQUIVALENTS—Beginning of period	15,580	17,555

CASH AND CASH EQUIVALENTS—End of period	$14,342	$51,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$586	$133

Cash paid for taxes	$1,205	$3,892

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Debt issuance costs accrued	$—	$171
Equipment accrued but not paid	$604	$448

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our acquisition of Intersections Insurance Services Inc. (“IISI”), formerly known as Chartered Marketing Services, Inc., in July of 2006, we expanded our portfolio of services to include consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In addition, we also offer our services directly to consumers.
Through our majority owned subsidiary Screening International, LLC (“SI”), we provide personnel and vendor background screening services to businesses worldwide. SI was formed in May 2006, with Control Risks Group, Ltd., (“CRG”), a company based in the United Kingdom. With offices in Winchester, Virginia, in the United States, London, in the United Kingdom, and Singapore, SI provides personnel and vendor background services to a variety of businesses and industries on a global basis. SI includes leading United States, United Kingdom and global companies in such areas as manufacturing, healthcare, telecommunications and financial services. SI provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
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
We acquired American Background Services, Inc. (“ABI”), in November 2004. In May 2006, we created SI with CRG by combining ABI with CRG’s background screening division. We own 55% of SI, and have the right to designate a majority of the five-member board of directors. CRG owns 45% of SI. We and CRG have agreed to cooperate to meet any future financing needs of SI, including guaranteeing third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. Our financial results include ABI for the period January 1, 2006 through May 30, 2006, and SI, which combined ABI with CRG’s background screening business, for the period May 31, 2006 through June 30, 2007. We own 55% of SI. Our financial results also include IISI, which we acquired on July 3, 2006. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated.
Foreign Currency Translation
We account for foreign currency translation and transaction gains and losses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. We translate the asset and liabilities of our foreign subsidiary at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net income.

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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2007 and December 31, 2006 totaled $2.0 million and $1.8 million, respectively.
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
Deferred subscription solicitation costs included in the accompanying balance sheet as of June 30, 2007 and December 31, 2006, were $17.6 million and $11.8 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statement of operations, for the three month periods ended June 30, 2007 and 2006 was $7.7 million and $5.4 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six month periods ended June 30, 2007 and 2006 were $14.7 million and $10.5 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our consolidated statement of operations, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the three months ended June 30, 2007 and 2006 were $385 thousand and $2.3 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs in the six months ended June 30, 2007 and 2006 were $1.6 million and $3.0 million, respectively.
In accordance with SAB No. 101, as amended by SAB No. 104, commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed when incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of the subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions over a period of time not to exceed three years. The prepaid commissions are shown in prepaid expenses and other current assets on our consolidated balance sheet. Amortization is included in commissions expense on our consolidated statement of operations.
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
As of June 30, 2007, the balance of our note receivable with an unaffiliated company was $1.5 million. Interest at an annual rate of 8.0% plus the entire principal balance is due on December 31, 2007, if not paid earlier. This note is secured by certain assets of the unaffiliated company.
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
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. On January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, as further amended by FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Upon adoption of FIN No. 48, and as further described in Note 9, we adjusted retained earnings by $45 thousand.
Stock-Based Compensation
We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan which provide us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, which vest over a set period of time. RSUs are granted at no cost to the employee. Employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants.
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in general and administrative expenses on our consolidated statements of operations for the three months ended June 30, 2007 and 2006 was $738 thousand and $249 thousand, respectively. Total share-based compensation expense included in general and administrative expenses on our consolidated statements of operations for the six months ended June 30, 2007 and 2006 was $1.3 million and $265 thousand, respectively.

The following weighted-average assumptions were used for option grants during the six months ended June 30, 2007 and 2006:
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the six months ended June 30, 2007 and 2006 was zero.
Expected Volatility. The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as described in the SAB No. 107, Share-Based Payment. Due to the fact that we have only been a public company for approximately three years, we believe that there is not a substantive share price history to calculate accurate volatility and have elected to use the average volatility of companies similar to us in size or industry. At the point when we have enough public history, we will reconsider the utilization of our own stock price volatility.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
Expected Term. The expected term of options granted during the six months ended June 30, 2007 and 2006 was determined under the simplified calculation provided in SAB No. 107 ((vesting term + original contractual term)/2). For the majority of grants valued during the six months ended June 30, 2007 and 2006, the options had graded vesting over 4 years (25% of the options in each grant vest annually) with a contractual term of 10 years.
The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Expected dividend yield	0%	0%
Expected volatility	38%	44%
Risk free interest rate	4.46%	4.80%
Expected life of options	6.25 years	6.25 years
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
For the three and six months ended June 30, 2007, options to purchase 3.1 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future. For the three and six months ended June 30, 2006, options to purchase 2.9 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.
A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share		(in thousands, except per share
	data)		data)

Net income available to common shareholders — basic and diluted	$1,335	$2,749	$1,819	$6,161

Weighted average common shares outstanding—basic	17,142	16,745	17,050	16,724
Dilutive effect of common stock equivalents	416	778	447	651

Weighted average common shares outstanding—diluted	17,558	17,523	17,497	17,375

Income per common share:
Basic	$0.08	$0.16	$0.11	$0.37
Diluted	$0.08	$0.16	$0.10	$0.35

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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated statement of financial position, results of operations or cash flows.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We do not expect the adoption to have a material impact on our consolidated statement of financial position, results of operations or cash flows.
Reclassifications
Certain financial statement items from prior periods have been reclassified for consistency with our current presentation.
3. Business Acquisitions
Intersections Insurance Services
On July 3, 2006, we acquired all of the outstanding shares of IISI, formerly Chartered Marketing Services, Inc., for $54.3 million in cash, which included $364 thousand in acquisition costs. $15 million of the purchase price was financed through borrowings on a new term loan with the balance financed through cash on hand and short term investments. Of the total cash consideration, approximately $5.5 million was distributed to an escrow account to be used for indemnification claims as set forth in the escrow agreement. In the three months ended June 30, 2007, we filed a claim notice for $4.2 million related to various federal and state tax matters pursuant to the escrow agreement. All funds remaining in the account will be distributed to the former IISI shareholders in accordance with the acquisition agreement on September 16, 2008. In order to fund the purchase of IISI we sold $27.8 million of short-term investments. There was no gain or loss recognized on the sale of these investments. The results of IISI’s operations have been included in the consolidated financial statements since the date of acquisition. IISI is a marketer of various insurance products and services. As a result of the acquisition, we have diversified our client and product portfolios. In addition, IISI provides us access to new market segments, particularly with large mortgage servicers.
The final determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$11,047
Property, plant and equipment		1,368
Other assets		135
Intangible assets:
Registered trademarks (estimated useful life of 3 years)	$1,886
Existing subscriber base and client relationships (estimated useful life of 10 years)	7,641
Carrier and network provider agreements (estimated useful life of 5 years)	731
Existing developed technology assets (estimated useful life of 5 years)	1,499

Total intangible assets		11,757
Goodwill		43,235

Total assets		67,542
Deferred tax and current liabilities		(8,073)
Deferred tax and long term liabilities		(5,192)

Total liabilities		(13,265)

Net assets acquired		$54,277

The $43.2 million of goodwill was assigned to the Consumer Products and Services segment. Of that total amount, approximately $27.1 million is expected to be deductible for income tax purposes.
In connection with the IISI acquisition, we commenced integration activities which have resulted in involuntary terminations. The liability for involuntary termination benefits covers approximately 15 employees, primarily in general and administrative functions. We recorded $2.6 million of severance and severance-related costs in the above allocation of the cost of the acquisition in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. We expect to pay the severance and severance-related costs of $1.8 million during 2007 and the remaining balance of $234 thousand during 2008.
The following table summarizes the obligations recognized in connection with the IISI acquisition and the activity to date (in thousands):

	June 30, 2007
			Other
	Beginning		Increases	Ending
	Balance	Payments	(Decreases)	Balance
Severance costs and contract termination costs	$2,016	$1,197	$248	$1,067
At January 1, 2007, we recorded a liability of $1.8 million, related to state income tax matters, net of federal benefit, relating to the acquisition of IISI, offset by an escrow receivable of $1.8 million. The escrow receivable and liability were recorded as a long-term asset and other long-term liability, respectively, in the accompanying consolidated balance sheet. The amount includes the estimated state tax, penalties and cumulative interest related to this matter. Total interest expense on the liability for the three months ended June 30, 2007 was $46 thousand, increasing the total liability and escrow receivable balance to approximately $1.9 million.
The following table summarizes unaudited pro forma financial information assuming the IISI acquisition had occurred on January 1, 2006. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands, except share data)
	(Unaudited)	(Unaudited)
Revenue	$55,729	$112,403
Net Income	$2,540	$6,361
Basic earning per share	$0.15	$0.38
Diluted earnings per share	$0.14	$0.37

Screening International, LLC
As described in Note 1, we created SI for the purpose of combining our wholly-owned subsidiary ABI and CRG’s U.K. background screening business, Control Risks Screening Limited (“CRS”). SI provides global pre-employment background screening services. As a result of the transaction, we have expanded our background screening business worldwide.
We initially contributed all of the outstanding shares of our wholly-owned subsidiary, ABI, to SI, in exchange for a 55% ownership interest in SI. The background screening operations and assets of CRG were transferred to its wholly-owned subsidiary, CRS, and at closing CRG, initially contributed all of the outstanding shares of CRS to SI, in exchange for a 45% ownership interest. In addition, we and CRG have agreed to cooperate to meet any future financing needs of SI, including seeking third party financing, guaranteeing third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.
The final determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The purchase price of the acquisition was $11.8 million, which included $529 thousand in acquisition costs.
The final allocation of purchase price, including acquisition costs is as follows (in thousands):

Current assets	$4,126
Property and equipment	378
Goodwill	6,842
Intangible assets	663
Deferred tax liability	(199)

Total consideration	$11,810

In accordance with SFAS No. 141, we recorded goodwill in the amount of $6.8 million for the excess of the purchase price, including estimated acquisition costs, over the net assets acquired. Intangible assets were recorded at a value of $302 thousand for customer related intangible assets and $361 thousand for marketing related intangible assets. Customer intangible assets will be amortized over a period of seven years and marketing intangible assets will be amortized over a period of ten years.
The $6.8 million of goodwill was assigned to the Background Screening segment. The goodwill is not deductible for tax purposes.
4. Deferred Subscription Solicitation and Commission Costs
Deferred subscription solicitation costs included in the accompanying balance sheet as of June 30, 2007 and December 31, 2006, were $17.6 million and $11.8 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expenses on our consolidated statement of operations, for the three months ended June 30, 2007 and 2006 was $7.7 million and $5.4 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2007 and 2006 was $14.7 million and $10.5 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs as they did not meet the criteria for deferral in accordance with SOP 93-7, which are included in marketing expenses on our consolidated statement of operations, for the three months ended June 30, 2007 and 2006 were $385 thousand and $2.3 million, respectively. Subscription solicitation costs expensed as incurred related to marketing for the six months ended June 30, 2007 and 2006 were $1.6 million and $3.0 million, respectively.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Total
Balance, December 31, 2006	$43,080	$23,583	$66,663
Adjustments	155	—	155

Balance, June 30, 2007	$43,235	$23,583	$66,818

Goodwill was increased by $155 thousand, net of tax, in the three months ended June 30, 2007 due to additional severance expense for integration activities related to the IISI acquisition.
Intangibles consisted of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$9,652	$(1,962)	$7,690	$9,652	$(1,133)	$8,519
Marketing related	2,978	(905)	2,073	2,978	(458)	2,520
Technology related	1,499	(300)	1,199	1,499	(150)	1,349

Total amortizable intangible assets	$14,129	$(3,167)	$10,962	$14,129	$(1,741)	$12,388

Intangible assets are amortized over a period of three to ten years. For the three and six months ended June 30, 2007, we had an aggregate amortization expense of $839 thousand and $1.4 million, respectively, which was included in depreciation and amortization expense on the consolidated statements of operations. For the three and six months ended June 30, 2006, we had an aggregate amortization expense of $101 thousand and $187 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining six months ending December 31, 2007	$1,680
For the years ending December 31, 2008	2,858
2009	2,080
2010	1,235
2011	908
2012	606
Thereafter	1,595
$10,962

6. Other Assets.
The components of our other assets are as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Prepaid royalty payments	$11,083	$9,705
Prepaid contracts	710	512
Other	3,799	208

	$15,592	$10,425

In February and March 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that we introduced in the first quarter of 2006. Under these arrangements, we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. As of June 30, 2007 we have recorded $11.1 million for royalties collectively, which will be applied against future royalties incurred and the minimum royalty payments.
7. Accrued Expenses and Other Current Liabilities.
The components of our accrued expenses and other liabilities are as follows:

	June 30,2007	December 31,2006
	(In thousands)
Accrued marketing	$2,691	$1,008
Cost of sales, including credit bureau costs	5,775	6,192
Accrued general and administrative expense and professional fees	4,428	3,348
Transition costs	1,067	2,016
Insurance premiums	2,006	1,830
Other	1,778	1,296

	$17,745	$15,690

8. Accrued Payroll and Employee Benefits.
The components of our accrued payroll and employee benefits are as follows:

	June 30, 2007	December 31,2006
	(In thousands)
Accrued payroll	$1,551	$699
Accrued severance	733	1,142
Other	2,887	5,232

	$5,171	$7,073

9. Income Taxes
In June 2006, the FASB issued FIN No 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In connection with our adoption of FIN No. 48, as further amended by FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, as of January 1, 2007, we recorded a net increase to retained earnings of $45 thousand. The increase to retained earnings includes the effect of previously unrecognized tax benefits related to research and development tax credits. As of June 30, 2007, we had total unrecognized tax benefits of $719 thousand related to various federal and state tax matters. If recognized, an income tax benefit of $268 thousand would be recorded as a component of income taxes and reduce the effective tax rate.
As of June 30, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 2000-2006 tax years and in various state jurisdictions for the 1999-2006 tax years.
We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements, the accrual for estimated penalties as of adoption of $45 thousand is included as a component of other long-term liabilities. No additional penalties were accrued in the three or six months ended June 30, 2007.
During the three and six months ended June 30, 2007, there were no changes in our uncertain tax positions. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
Our effective tax rate for the three months ended June 30, 2007 and June 30, 2006 was 42.8% and 39.4%, respectively. Our effective tax rate for the six months ended June 30, 2007, and 2006 was 42.3% and 39.5%, respectively. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
10. Leases
In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility were set at the time we drew upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain which will be amortized in proportion to the amortization of the leased assets. As of June 30, 2007, the balance of the lease liability and deferred gain was $548 thousand and $87 thousand, respectively.
11. Long-Term Debt
On July 3, 2006 we negotiated bank financing in the amount of $40 million. Under terms of the financing agreements, we were granted a $25 million line of credit and a term loan of $15 million with interest. The term loan is payable in monthly installments of $278 thousand, plus interest. Substantially all our assets are pledged as collateral to these loans. As of June 30, 2007, the outstanding interest rate was 6.32% and principal balance under the Credit Agreement was $13.3 million.
Aggregate maturities during the subsequent years are as follows (in millions):

For the remainder of 2007	$1.6
As of December 31, 2008	3.3
2009	3.3
2010	3.3
2011	1.8
$13.3

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
12. Stock Based Compensation
On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4,162,004 shares pursuant to an amendment to the plan executed in November 2001. As of June 30, 2007, we have 1,490,500 shares remaining to issue. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.
On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) which became effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of June 30, 2007, we have 589,104 shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.
On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2,500,000 shares of common stock. As of June 30, 2007, we have 1,777,000 shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. To date, only restricted stock units have been granted under the 2006 Plan. These awards generally vest over three and four years of continuous service.
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
Stock Options
The following table summarizes the Company’s stock option activity:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life	(in thousands)
Outstanding at December 31, 2006	3,944,566	$13.10
Granted	623,000	9.90
Canceled	(649,741)	15.07
Exercised	(198,229)	6.53

Outstanding at June 30, 2007	3,719,596	$12.21	6.03	$3,974

Exercisable at June 30, 2007	2,875,760	$12.83	5.01	$3,909

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $6.39 and $5.71, respectively.
For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $709 thousand and $716 thousand, respectively.

Total stock based compensation recognized for stock options, which was included in general and administrative expense on our consolidated statement of operations, for the three months ended June 30, 2007 and 2006 was $256 thousand and $19 thousand, respectively. Total stock based compensation recognized for stock options for the six months ended June 30, 2007 and 2006 was $402 thousand and $25 thousand, respectively.
As of June 30, 2007, there was $3.3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.
Restricted Stock Units
The following table summarizes our restricted stock unit activity:

		Weighted-Average	Aggregate
		Remaining	Fair
	Number of	Contractual	Value
	RSUs	Life	(in thousands)
Outstanding at December 31, 2006	459,000	2.2	$4,333
Granted	336,000	3.6	3,326
Canceled	(34,228)	—	(323)
Vested	(93,760)	—	(884)
Forfeited	(77,000)	—	(726)

Outstanding at June 30, 2007	590,012	2.8	$5,726

As of June 30, 2007 there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Total stock based compensation recognized for restricted stock units, which was included in general and administrative expense on our consolidated statement of operations, for the three months ended June 30, 2007 and 2006 was $481 thousand and $230, respectively. Total stock based compensation recognized for restricted stock units for the six months ended June 30, 2007 and 2006 was $887 thousand and $230, respectively.
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

The following table sets forth segment information for the three and six months ended June 30, 2007 and 2006:

	Consumer Products	Background
	and Services	Screening	Consolidated
	(In thousands)

Three Months Ended June 30, 2007
Revenue	$57,251	$7,854	$65,105
Depreciation and amortization	2,792	348	3,140
Income (loss) before income taxes	$2,999	$(1,266)	$1,733

Three Months Ended June 30, 2006
Revenue	$39,273	$6,095	$45,368
Depreciation and amortization	2,108	208	2,316
Income before income taxes	$3,821	$887	$4,708

Six Months Ended June 30, 2007
Revenue	$108,828	$14,477	$123,305
Depreciation and amortization	5,207	666	5,873
Income (loss) before income taxes	$4,140	$(1,950)	$2,190

Six Months Ended June 30, 2006
Revenue	$81,281	$9,776	$91,057
Depreciation and amortization	4,028	375	4,403
Income before income taxes	$9,270	$1,083	$10,353

As of June 30, 2007
Property, plant and equipment, net	$18,201	$2,533	$20,734
Identifiable assets	$175,066	$14,233	$189,299

As of December 31, 2006
Property, plant and equipment, net	$19,697	$2,002	$21,699
Identifiable assets	$144,170	$35,297	$179,467
14. Subsequent Events
On August 7, 2007, our wholly owned subsidiary, Captira Analytical LLC, acquired substantially all of the assets of Hide N’ Seek, LLC (“Seller”), an Idaho limited liability company, for approximately $833 thousand in cash and the right to earn an additional amount of approximately $2.5 million in cash if the company achieves certain cash flow milestones in the future. In addition, Captira Analytical agreed to assume approximately $615 thousand in operating liabilities of the Seller and we agreed to cancel and forgive $1.5 million in loans from Intersections to the Seller. Captira Analytical will provide software and automated service solutions for the bail bonds industry, including office automation, bond inventory and client tracking, and public records and reports for the purpose of evaluating bond applications. The historical operating impact of Captira Analytical or Hide N’ Seek is not significant.
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

In addition, in 2006 we began expanding our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We are in the process of making a significant investment in marketing direct to consumers in 2007.
We also offer data security breach services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals.
In addition, through our majority owned subsidiary Screening International, LLC, we provide personnel and vendor background screening services to businesses worldwide. Screening International was formed in May 2006, by combining our subsidiary American Background Services, Inc., with the background screening division of Control Risks Group, Ltd., a company based in the United Kingdom.
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
Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to no specific termination period, under the economic arrangements that existed at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under some contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us. We look to the specific client arrangement to determine the appropriate revenue recognition policy.

The following table details other selected subscriber and financial data.
Other Data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Subscribers at beginning of period	4,686,397	3,749,214	4,625,831	3,659,975
New subscribers — indirect	520,020	596,903	1,080,468	1,168,872
New subscribers — direct (1)	470,874	245,867	858,967	388,000
Cancelled subscribers within first 90 days of subscription	(271,826)	(206,093)	(509,825)	(456,873)
Cancelled subscribers after first 90 days of subscription	(555,904)	(642,033)	(1,205,880)	(1,016,116)

Subscribers at end of period	4,849,561	3,743,858	4,849,561	3,743,858

Total revenue	$65,105	$45,368	$123,305	$91,057
Revenue from transactional sales	(9,864)	(8,022)	(18,556)	(12,778)
Revenue from lost/stolen credit card registry	(10)	(20)	(30)	(41)

Subscription revenue	$55,231	$37,326	$104,719	$78,238

Marketing and commissions	$20,146	$11,171	$37,773	$22,599
Commissions paid on transactional sales	(4)	(7)	(9)	(18)
Commissions paid on lost/stolen credit card registry	(9)	(5)	(15)	(13)

Marketing and commissions associated with subscription revenue	$20,133	$11,159	$37,749	$22,568

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2007 and December 31, 2006 totaled $2.0 million and $1.8 million, respectively.
Deferred Subscription Solicitation and Commission Costs
Deferred subscription solicitation and commission costs include direct-response marketing costs and deferred commissions.
Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. Telemarketing, web-based marketing and direct mail expenses are direct response advertising costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.

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
We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions over a period of time not to exceed three years. The prepaid commissions are shown in prepaid expenses and other current assets on our consolidated balance sheet. Amortization is included in commissions expense on our consolidated statement of operations.
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
In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the three or six months ended June 30, 2007.
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
Intangible assets subject to amortization include trademarks, customer, marketing and technology related asses. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Beginning in the three months ended June 30, 2007 we modified our amortization method for customer related intangible assets prospectively in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependant upon the underlying.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated statement of financial positions, results of operations or cash flows.

In September 2006, EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was issued and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We do not expect the adoption to have a material impact on our consolidated statement of financial positions, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We do not expect the adoption to have a material impact on our consolidated statement of financial positions, results of operations or cash flows.
Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006 (in thousands):

	Consumer
	Products	Background
	and Services	Screening	Consolidated
Three Months Ended June 30, 2007
Revenue	$57,251	$7,854	$65,105
Operating expenses:
Marketing	7,951	—	7,951
Commissions	12,195	—	12,195
Cost of revenue	20,094	4,857	24,951
General and administrative	11,164	3,893	15,057
Depreciation and amortization	2,792	348	3,140

Total operating expenses	54,196	9,098	63,294
Operating income (loss)	3,055	(1,244)	1,811
Interest income	205	6	211
Interest expense	(326)	—	(326)
Other income (expense), net	65	(28)	37

Income (loss) before taxes	$2,999	$(1,266)	$1,733

Three Months Ended June 30, 2006
Revenue	$39,273	$6,095	$45,368
Operating expenses:
Marketing	6,696	—	6,696
Commissions	4,475	—	4,475
Cost of revenue	14,645	3,060	17,705
General and administrative	8,379	1,938	10,317
Depreciation and amortization	2,108	208	2,316

Total operating expenses	36,303	5,206	41,509
Operating income	2,970	889	3,859
Interest income	601	—	601
Interest expense	(70)	(2)	(72)
Other income, net	320	—	320

Income before taxes	$3,821	$887	$4,708

Revenue. Revenue increased 43.5% to $65.1 million for the three months ended June 30, 2007 from $45.4 million for the three months ended June 30, 2006. This increase was attributed to a $18.0 million increase in Consumer Products and Services and a $1.8 million increase in Background Screening Services.

The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 4.8 million subscribers for the three months ended June 30, 2007 from 3.7 million for the three months ended June 30, 2006, an increase of 30.0%. The growth in our subscriber base has been accomplished primarily from additional insurance and other consumer products and services as a result of the acquisition of Intersections Insurance Services and through continued direct marketing efforts with new and existing clients. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased 9.4% to 66.8% for the three months ended June 30, 2007 from 57.4% in the three months ended June 30, 2006. This increase was partially offset by a decline in revenue as a result of the loss of American Express as a client in May of 2006.
The table below shows the percentage of subscribers generated from indirect marketing arrangements.

	Three Months Ended
	June 30,
	2007	2006
Percentage of subscribers from indirect marketing arrangements to total subscribers	64.6%	73.1%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	52.5%	70.8%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	33.2%	42.6%
The increase in Background Screening is primarily a result of the addition of our operations in the United Kingdom in June 2006 as a result of the formation of Screening International by combining our subsidiary American Background Information Services, Inc., with the background screening division of Control Risks Group.
Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 18.7% to $8.0 million for the three months ended June 30, 2007 from $6.7 million for the three months ended June 30, 2006. This increase is primarily a result of marketing costs related to additional insurance and membership costs as the result of the acquisition of Intersections Insurance Services and increased outbound telemarketing and direct mail campaigns related to a new client arrangement. Amortization of deferred subscription solicitation costs related to marketing for the three months ended June 30, 2007 and 2006 were $7.6 million and $4.4 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the three months ended June 30, 2007 and 2006 were $385 thousand and $2.3 million, respectively.
As a percentage of revenue, marketing expenses decreased to 12.2% for the three months ended June 30, 2007 from 14.8% for the three months ended June 30, 2006 primarily as the result of an increase in direct response marketing.
Commission Expenses. Commission expenses consist of commissions paid to clients. Commission expenses increased to $12.2 million for the three months ended June 30, 2007 from $4.5 million for the three months ended June 30, 2006. The increase is related to additional insurance and membership costs related to the acquisition of Intersections Insurance Services and an increase in revenue and subscribers from our direct subscription business.
As a percentage of revenue, commission expenses increased to 18.7% for three months ended June 30, 2007 from 9.9% for three months ended June 30, 2006 primarily due to increased proportion of revenue from direct marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 40.9% to $25.0 million for the three months ended June 30, 2007 from $17.7 million for the three months ended June 30, 2006. This increase was attributed to an $5.5 million increase in Consumer Products and Services and a $1.8 million increase in Background Screening.
The increase in Consumer Products and Services is primarily the result of a 30.0% increase in our customer base. This increase was the result of $4.4 million in increased data costs and $1.1 million related to insurance and membership costs due to the acquisition of Intersections Insurance Services, and higher cost of revenue for initial fulfillment and customer service costs, which are incurred prior to the commencement of related revenue due to the trial periods.
The increase in Background Screening is primarily a result of the acquisition of the UK operations in June 2006 and continued investment in the overseas operations.
As a percentage of revenue, cost of revenue was 38.3% for the three months ended June 30, 2007 compared to 39.0% for the three months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and administrative expenses increased 45.9% to $15.1 million for the three months ended June 30, 2007 from $10.3 million for the three months ended June 30, 2006. This increase was attributed to a $2.8 million increase in Consumer Products and Services and a $2.0 million increase in Background Screening.
The increase in Consumer Products and Services costs includes $1.2 million related to the addition of Intersections Insurance Services, $1.1 million related to additional payroll expenses and $488 thousand for stock based compensation.
The increase in Background Screening is primarily a result of the addition of the UK operations in June 2006 of $983 thousand, an increase in our domestic background screening volume and continued investment in the overseas operations.
As a percentage of revenue, general and administrative expenses increased to 23.1% for the three months ended June 30, 2007 from 22.7% for the three months ended June 30, 2006.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software, and the amortization of our intangible assets. Depreciation and amortization increased 35.6% to $3.1 million for the three months ended June 30, 2007 from $2.3 million for the three months ended June 30, 2006 primarily as a result of the acquisition of Intersections Insurance Services.
Amortization expense increased $714 thousand from $125 thousand for the three months ended June 30, 2006 to $839 thousand for the three months ended June 30, 2007. This increase is primarily attributable to the increase in intangible assets as the result of the acquisition of Intersections Insurance Services.
As a percentage of revenue, depreciation and amortization expenses decreased to 4.8% for the three months ended June 30, 2007 from 5.1% for the three months ended June 30, 2006.
Interest Income and Expense. Interest income and expense consists of interest earned on cash equivalents and investments offset by accrued interest expense on equipment leases and interest expense related to our Term loan. Interest income decreased $390 thousand for the three months ended June 30, 2007 due to a reduction in the balance of our investments as a result of the acquisition of Intersections Insurance Services. Interest expense increased $254 for the three months ended June 30, 2007 due to additional expense related to the Term Loan.
Income Taxes. Our effective tax rate for the three months ended June 30, 2007 was 42.8% as compared to 39.4% for the three months ended June 30, 2006. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006 (in thousands):

	Consumer
	Products	Background
	and Services	Screening	Consolidated
Six Months Ended June 30, 2007
Revenue	$108,828	$14,477	$123,305
Operating expenses:
Marketing	15,935	—	15,935
Commissions	21,838	—	21,838
Cost of revenue	39,389	8,608	47,997
General and administrative	22,162	7,138	29,300
Depreciation and amortization	5,207	666	5,873

Total operating expenses	104,531	16,412	120,943
Operating income(loss)	4,297	(1,935)	2,362
Interest income	481	16	497
Interest expense	(661)	(2)	(663)
Other income (expense), net	23	(29)	(6)

Income (loss) before taxes	$4,140	$(1,950)	$2,190

Six Months Ended June 30, 2006
Revenue	$81,281	$9,776	$91,057
Operating expenses:
Marketing	11,980	—	11,980
Commissions	10,619	—	10,619
Cost of revenue	29,442	4,807	34,249
General and administrative	17,245	3,501	20,746
Depreciation and amortization	4,028	375	4,403

Total operating expenses	73,314	8,683	81,997
Operating income	7,967	1,093	9,060
Interest income	1,136	—	1,136
Interest expense	(154)	(10)	(164)
Other income, net	321	—	321

Income before taxes	$9,270	$1,083	$10,353

Revenue. Revenue increased 35.4% to $123.3 million for the six months ended June 30, 2007 from $91.1 million for the six months ended June 30, 2006. This increase was attributed to a $27.5 million increase in Consumer Products and Services and a $4.7 million increase in Background Screening Services.
The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 4.8 million subscribers for the six months ended June 30, 2007 from 3.7 million for the six months ended June 30, 2006, an increase of 30.0%. The growth in our subscriber base has been accomplished primarily from additional insurance and other consumer products and services as a result of the acquisition of Intersections Insurance Services and through continued direct marketing efforts with new and existing clients. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased 6.5% to 65.1% in the six months ended June 30, 2007 as compared to 58.6% for the six months ended June 30, 2006. This increase was partially offset by a decline in revenue as a result of the loss of American Express as a client in May of 2006.
In addition, during the fourth quarter of 2006, we experienced a significant increase in the rate of credit card declines at one of our clients due to changes to the manner in which the client administers third-party products. This increase in decline rates occurred simultaneously with a system conversion implemented at the client, and was originally believed to be the result of conversion errors. As a result, we continued providing service to these customers throughout the fourth quarter of 2006 and into the beginning of 2007, while working with the client to investigate and address the causes of the increased decline rates. In the six months ended June 30, 2007, we successfully collected approximately $490 thousand in revenue by re-billing the impacted customers. We also canceled service to approximately 250 thousand subscribers from this client.

The table below shows the percentage of subscribers generated from indirect marketing arrangements.

	Six months Ended
	June 30,
	2007	2006
Percentage of subscribers from indirect marketing arrangements to total subscribers	64.6%	73.1%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	55.8%	75.2%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	34.9%	41.4%
The increase in Background Screening is primarily a result of the addition of our operations in the United Kingdom in June 2006 as a result of the formation of Screening International by combining our subsidiary American Background Information Services, Inc., with the acquisition of the background screening division of Control Risks Group, and an increase in our domestic background screening volume.
Marketing Expenses. Marketing expenses increased 33.0% to $15.9 million for the six months ended June 30, 2007 from $12.0 million for the six months ended June 30, 2006. This increase is primarily a result of marketing costs related to additional insurance and membership costs as the result of the acquisition of Intersections Insurance Services, increased outbound telemarketing and direct mail campaigns related to a new client arrangement. Amortization of deferred subscription solicitation costs related to marketing for the six months ended June 30, 2007 and 2006 were $14.3 million and $9.0 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the six months ended June 30, 2007 and 2006 were $1.6 million and $3.0 million, respectively.
As a percentage of revenue, marketing expenses decreased to 12.9% for the six months ended June 30, 2007 from 13.2% for the six months ended June 30, 2006 primarily as the result of an increase in direct response marketing.
Commission Expenses. Commission expenses increased to $21.8 million for the six months ended June 30, 2007 from $10.6 million for the six months ended June 30, 2006. The increase is related to additional insurance and membership costs related to the acquisition of Intersections Insurance Services and an increase in revenue and subscribers from our direct subscription business.
As a percentage of revenue, commission expenses increased to 17.7% for six months ended June 30, 2007 from 11.7% for six months ended June 30, 2006 primarily due to increased proportion of revenue from direct marketing arrangements.
Cost of Revenue. Cost of revenue increased 40.1% to $48.0 million for the six months ended June 30, 2007 from $34.2 million for the six months ended June 30, 2006. This increase was attributed to an $9.9 million increase in Consumer Products and Services and a $3.8 million increase in Background Screening.
The increase in Consumer Products and Services is primarily the result of a 30.0% increase in our customer base. This increase results in $8.2 million in increased data costs and $2.0 million related to the insurance and membership costs related to the acquisition of Intersections Insurance Services, and higher cost of revenue for initial fulfillment and customer service costs, which are incurred prior to the commencement of related revenue due to the trial periods. These amounts are partially offset by a credit of $345 thousand of costs incurred in the fulfillment of cancelled customers.
The increase in Background Screening is primarily a result of the acquisition of the UK operations in June 2006 of $3.5 million, an increase in our domestic background screening volumes and continued investment in the overseas operations.
As a percentage of revenue, cost of revenue was 38.9% for the six months ended June 30, 2007 compared to 37.6% for the six months ended June 30, 2006.
General and Administrative Expenses. General and administrative expenses increased 41.2% to $29.3 million for the six months ended June 30, 2007 from $20.7 million for the six months ended June 30, 2006. This increase was attributed to a $4.9 million increase in Consumer Products and Services and a $3.6 million increase in Background Screening.
The increase in Consumer Products and Services costs includes $2.2 million for the addition of Intersections Insurance Services and $1.4 million related to additional payroll expense.
The increase in Background Screening is primarily a result of the addition of the UK operations in June 2006 of $2.0 million, an increase in our domestic background screening volume and continued investment in the overseas operations..

As a percentage of revenue, general and administrative expenses increased to 23.8% for the six months ended June 30, 2007 from 22.8% for the six months ended June 30, 2006.
Depreciation and Amortization. Depreciation and amortization increased 33.4% to $5.9 million for the six months ended June 30, 2007 from $4.4 million for the six months ended June 30, 2006 primarily as a result of the acquisition of Intersections Insurance Services.
Amortization expense increased $1.2 million from $234 thousand for the six months ended June 30, 2006 to $1.4 million for the six months ended June 30, 2007. This increase is primarily attributable to the increase in intangible assets as the result of the acquisition of Intersections Insurance Services.
As a percentage of revenue, depreciation and amortization expenses remained at 4.8% for the six months ended June 30, 2007 and 2006.
Interest Income and Expense. Interest income decreased $639 thousand for the six months ended June 30, 2007 due to a reduction in the balance of our investments as a result of the acquisition of Intersections Insurance Services. Interest expense increased $499 thousand for the six months ended June 30, 2007 related to the additional expense on the Term Loan.
Income Taxes. Our effective tax rate for the six months ended June 30, 2007 was 42.3% as compared to 39.5% for the six months ended June 30, 2006. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
Liquidity and Capital Resources
Cash and cash equivalents were $14.3 million as of June 30, 2007 compared to $15.6 million as of December 31, 2006. Cash includes $1.3 million held within our 55% owned subsidiary SI, and is not directly accessible to us. Our cash also includes $2.0 million related to premiums we have collected on behalf of insurance carriers and which will be remitted based on criteria set forth in the individual contracts. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. Our investment balance at June 30, 2007 was $4.5 million compared to $10.5 million at December 31, 2006. In the six months ended June 30, 2007, we sold $6.0 million of short-term investments primarily to fund business operations, which include our increased investment in marketing. Our investments consist of short-term U.S. Treasury securities with original maturity dates greater than 90 days but no greater than six months.
Our accounts receivable balance as of June 30, 2007 was $30.3 million, including approximately $4.4 million related to SI, compared to $22.4 million, including approximately $3.5 million related to SI, as of December 31, 2006. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance, which is included in liabilities on our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $27.8 million as of June 30, 2007 compared to $26.9 million as of December 31, 2006.
Net cash used in operations was $2.3 million for the six months ended June 30, 2007 compared to net cash provided by operations of $11.6 million for the six months ended June 30, 2006. The $13.9 million decrease in net cash provided by operations was primarily the result of an increase in deferred subscription solicitation of $11.7 million as a result of increased marketing expenditures.
Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2007 compared to $23.4 million during the six months ended June 30, 2006. Cash provided by investing activities decreased during the six months ended June 30, 2007 primarily as the result of the sale of $27.8 million of short-term investments used to fund the purchase of IISI.
Net cash used in financing activities was $1.8 million and $740 thousand for the six months ended June 30, 2007 and 2006, respectively. Cash used in financing activities was primarily the result of the debt repayments of $2.3 million partially offset by stock option exercises of $927 thousand.

On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility were to be used solely to pay a portion of the purchase price of the acquisition by us of IISI and related costs and expenses of such acquisition. We borrowed down the full $15 million term loan facility. The Credit Agreement provides that the term loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%. As of June 30, 2007, the outstanding interest rate was 6.32% and principal balance under the Credit Agreement was $13.3 million.
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
Our other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In 2007 we are obligated to pay an additional $6.0 million of minimum royalties. Any further minimum royalty payments in excess of this amount will be paid by us at our sole discretion or are subject to termination by us under certain contingent conditions.
We do not expect the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to have a material impact to any of our contractual obligations.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate
We had cash and cash equivalents totaling $14.3 million and $15.6 million at June 30, 2007 and December 31, 2006, respectively. Our cash and cash equivalents are highly liquid investments and consist primarily of short term U.S. Treasury securities with original maturity dates of less than 90 days. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). Based upon our outstanding long term debt subject to variable interest rates as of June 30, 2007 of $13.3 million, a 60 basis point movement in the LIBOR rate would result in a change in annual pretax interest expense of approximately $81 thousand based on our current level of borrowing.
Foreign Currency
We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the United Kingdom, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in the foreign currency exchange rates. The impact of the transaction gains and losses on the income statement was a loss of $60 thousand for the six months ended June 30, 2007. Individual currency transaction adjustments totaled a loss of $29 thousand for the six months ended June 30, 2007. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.
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
We have commenced startup operations in Singapore and therefore, are subject to foreign currency rate exposure. Due to the limited nature of operations to date, we believe that we do not have any material exposure to changes in the foreign currency.
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
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 23, 2007.
The individuals named below were elected as directors, each to serve for until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified. Shares voted were as follows:

	For	Withheld
Thomas G. Amato	14,345,032	2,506,320
James L. Kempner	16,320,400	530,952
Thomas L. Kempner	13,652,571	3,198,781
David A. McGough	13,649,461	3,201,891
Norman N. Mintz	14,234,608	2,616,744
Steven F. Piaker	15,699,465	1,151,887
Michael R. Stanfield	16,190,184	661,168
William J. Wilson	16,190,084	661,268
At such meeting, the stockholders approved Proposal 2, ratifying the approval of Deloitte and Touche LLP as our independent registered public accounting firm. The votes for Proposal 2 were as follows:

For	Against	Abstain	Broker Non-Votes
16,687,180	90,143	74,028	0
Item 6. Exhibits

10.1	Amended and Restated Marketing and Services Agreement, dated as of April 20, 2007 between the Company and Capital One Bank and Capital One Services, Inc. (Incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed on April 26, 2007).

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Madalyn C, Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2007

INTERSECTIONS INC.
By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Principal Financial Officer