Form 10-Q
period 2007-09-30
INTERSECTIONS INC
filed 2007-11-08
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of November 1, 2007, there were 18,149,515 shares of common stock, $0.01 par value, issued and 17,133,093 shares outstanding, with 1,016,422 shares of treasury stock.

Form 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$71,403	$55,261	$194,708	$146,318

Operating expenses:
Marketing	9,390	6,473	25,325	18,454
Commissions	13,992	7,389	35,830	18,007
Cost of revenue	27,074	19,967	75,070	54,217
General and administrative	14,968	13,815	44,268	34,560
Depreciation and amortization	3,132	2,895	9,005	7,298

Total operating expenses	68,556	50,539	189,498	132,536

Income from operations	2,847	4,722	5,210	13,782
Interest income	171	248	667	1,384
Interest expense	(304)	(355)	(968)	(519)
Other (expense) income, net	(18)	3	(23)	324

Income before income taxes and minority interest	2,696	4,618	4,886	14,971

Income tax expense	(1,269)	(1,850)	(2,196)	(5,936)

Income before minority interest	1,427	2,768	2,690	9,035

Minority interest in net loss (income) of Screening International, LLC	297	(132)	853	(238)

Net income	$1,724	$2,636	$3,543	$8,797

Net income per share – basic	$0.10	$0.16	$0.21	$0.53
Net income per share – diluted	$0.10	$0.15	$0.20	$0.50

Weighted average common shares outstanding — basic	17,156	16,788	17,086	16,746
Weighted average common shares outstanding — diluted	17,560	17,855	17,492	17,542
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,533	$15,580
Short-term investments	—	10,453
Accounts receivable, net of allowance for doubtful accounts $58 (2007) and $38 (2006)	26,874	22,369
Prepaid expenses and other current assets	6,688	5,241
Income tax receivable	818	2,113
Note receivable	—	750
Deferred subscription solicitation costs	21,782	11,786

Total current assets	69,695	68,292

PROPERTY AND EQUIPMENT—net	19,735	21,699

GOODWILL	67,961	66,663

INTANGIBLE ASSETS—net	11,755	12,388

OTHER ASSETS	17,011	10,425

TOTAL ASSETS	$186,157	$179,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable—current portion	$3,345	$3,333
Note payable—Control Risks Group Ltd.	450	—
Capital leases—current portion	1,104	1,176
Accounts payable	8,342	5,193
Accrued expenses and other current liabilities	18,433	15,690
Accrued payroll and employee benefits	4,600	7,073
Commissions payable	2,066	1,194
Deferred revenue	2,745	5,292
Deferred tax liability — current portion	2,385	2,483

Total current liabilities	43,470	41,434

NOTE PAYABLE — less current portion	9,183	11,667
OBLIGATIONS UNDER CAPITAL LEASES—less current portion	814	1,637
OTHER LONG-TERM LIABILITIES	2,836	551
DEFERRED TAX LIABILITY— less current portion	8,127	8,152

TOTAL LIABILITIES	$64,430	$63,441

MINORITY INTEREST	10,642	11,450

STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,150 shares (2007) and 17,836 shares (2006); shares outstanding, 17,133 (2007) and 16,871 (2006)	181	178
Additional paid-in capital	98,796	95,462
Treasury stock, 1,016 shares at cost	(9,071)	(8,600)
Retained earnings	21,035	17,447
Accumulated other comprehensive income	144	89

Total stockholders’ equity	111,085	104,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,157	$179,467

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,543	$8,797
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,092	7,370
Amortization of gain from sale leaseback	(72)	(72)
Loss on disposal of fixed assets	60	54
Amortization of debt issuance costs	57	16
Deferred tax	(26)	2,275
Provision for doubtful accounts	19	104
Stock based compensation	2,026	919
Amortization of deferred subscription solicitation costs	24,125	15,458
Minority interest	(853)	238
Foreign currency transaction losses, net	29	—
Changes in assets and liabilities:
Accounts receivable	(4,523)	(4,836)
Prepaid expenses and other current assets	(1,505)	(608)
Income tax receivable	1,296	—
Deferred subscription solicitation costs	(34,122)	(14,141)
Other assets	(6,585)	(3,570)
Accounts payable	2,605	(1,910)
Accrued expenses and other current liabilities	2,228	3,882
Accrued payroll and employee benefits	(2,473)	1,162
Commissions payable	872	(1,091)
Current tax payable	—	(168)
Deferred revenue	(2,546)	3,245
Other long-term liabilities	2,273	462

Net cash (used in) provided by operating activities	(4,480)	17,586

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Sale of short term investments	10,453	27,673
Cash paid in the acquisition of Intersections Insurance Services Inc.	(5)	(50,609)
Cash received in the acquisition of Screening International, LLC	—	1,710
Cash paid in the acquisition of Hide N’ Seek, LLC	(936)	—
Acquisition of property and equipment	(4,325)	(6,113)

Net cash provided by (used in) investing activities	5,187	(27,339)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Cash proceeds from stock options exercised	940	220
Tax benefit of stock options exercised	372	—
Proceeds from debt issuance	450	15,000
Debt issuance costs	—	(243)
Repurchase of treasury stock	(471)	—
Repayments on note payable	(2,546)	—
Note receivable	(750)	—
Capital lease payments	(820)	(1,062)

Net cash (used in) provided by financing activities	(2,825)	13,915

EFFECT OF EXCHANGE RATE ON CASH	71	33

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,047)	4,195
CASH AND CASH EQUIVALENTS—Beginning of period	15,580	17,555

CASH AND CASH EQUIVALENTS—End of period	$13,533	$21,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$853	$203

Cash paid for taxes	$1,575	$3,892

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment accrued but not paid	$531	$448

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
Through our majority owned subsidiary Screening International, LLC (“SI”), we provide personnel and vendor background screening services to businesses worldwide. SI was formed in May 2006, with Control Risks Group, Ltd., (“CRG”), a company based in the UK. SI has offices in Winchester, Virginia, London, in the UK, and Singapore. SI’s clients include leading United States, UK and global companies in such areas as manufacturing, healthcare, telecommunications and financial services. SI provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment also includes the data security breach services we provide to assist organizations in responding to compromises of sensitive personal information. We help these clients notify the affected individuals, and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individual. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes the newly acquired Captira Analytical, LLC (“Captira”), which provides software and automated service solutions for the bail bonds industry.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. Our financial results include ABI for the period January 1, 2006 through May 30, 2006, and SI, which combined ABI with CRG’s background screening business, for the period May 31, 2006 through September 30, 2007. We own 55% of SI. Our financial results also include IISI, which we acquired on July 3, 2006, and Captira, of which we acquired from Hide N’Seek on August 7, 2007. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated.
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
Short-Term Investments
Our investments consist of short-term U.S. Treasury securities with original maturities greater than 90 days but no greater than nine months. These investments are categorized as held to maturity and are carried at amortized cost because we have both the intent and the ability to hold these investments until they mature. Discounts are accreted into earnings over the life of the investment. Interest income is recognized when earned.
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
Accounts Receivable
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
Intangible assets subject to amortization include trademarks, customer marketing and technology related asses. Such intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives, which are generally three to ten years.
Beginning in the nine months ended September 30, 2007, we modified our amortization method for customer related intangible assets prospectively in accordance with SFAS No. 154, Accounting Changes and Error Corrections.
The goodwill and intangibles balances as of September 30, 2007 pertain to the acquisitions of American Background on November 12, 2004, Screening International on May 31, 2006, Chartered Marketing Services on July 3, 2006 and Captira on August 7, 2007.
Revenue Recognition
We recognize revenue on 1) identity theft, credit management and background services and 2) accidental death insurance and other membership products.
Our products and services are offered to consumers primarily on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.
Identity Theft, Credit Management and Background Services
We recognize revenue from our services in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of SAB No.’s 101 and 104, revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectibility is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our actual cancellation experience.

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
The amount of revenue recorded by us is determined in accordance with Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.
Accidental Death Insurance and other Membership Products
We recognize revenue from our services in accordance with SAB No. 101, as amended by SAB No. 104. Consistent with the requirements of SAB No.’s 101 and 104 revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectibility is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2007 and December 31, 2006 totaled $2.1 million and $1.8 million, respectively, and is included in accrued expenses and other current liabilities in our consolidated financial statements.
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
Deferred subscription solicitation costs included in the accompanying balance sheet as of September 30, 2007 and December 31, 2006, were $21.8 million and $11.8 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statement of operations, for the three month periods ended September 30, 2007 and 2006 was $9.4 million and $5.0 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine month periods ended September 30, 2007 and 2006 were $24.1 million and $15.5 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our consolidated statement of operations, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the three months ended September 30, 2007 and 2006 were $215 thousand and $1.4 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs in the nine months ended September 30, 2007 and 2006 were $1.9 million and $4.8 million, respectively.

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
In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the three or nine months ended September 30, 2007.
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
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in general and administrative expenses on our consolidated statements of operations for the three months ended September 30, 2007 and 2006 was $737 thousand and $654 thousand, respectively. Total share-based compensation expense included in general and administrative expenses on our consolidated statements of operations for the nine months ended September 30, 2007 and 2006 was $2.0 million and $919 thousand, respectively.
The following weighted-average assumptions were used for option grants during the nine months ended September 30, 2007 and 2006:
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the nine months ended September 30, 2007 and 2006 was zero.
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

Expected Term. The expected term of options granted during the nine months ended September 30, 2007 and 2006 was determined under the simplified calculation provided in SAB No. 107 ((vesting term + original contractual term)/2). For the majority of grants valued during the nine months ended September 30, 2007 and 2006, the options had graded vesting over 4 years (25% of the options in each grant vest annually) with a contractual term of 10 years.
The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected dividend yield	0%	0%
Expected volatility	38%	44%
Risk free interest rate	4.46%	4.80 – 5.12%
Expected life of options	6.25 years	5.75 – 6.25 years
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
For the three and nine months ended September 30, 2007, options to purchase 3.0 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would not be dilutive. These shares could dilute earnings per share in the future. For the three and nine months ended September 30, 2006, options to purchase 3.1 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would not be dilutive.

A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Net income available to common shareholders — basic and diluted	$1,724	$2,636	$3,543	$8,797

Weighted average common shares outstanding—basic	17,156	16,788	17,086	16,746
Dilutive effect of common stock equivalents	404	1,067	406	796

Weighted average common shares outstanding—diluted	17,560	17,855	17,492	17,542

Income per common share:
Basic	$0.10	$0.16	$0.21	$0.53
Diluted	$0.10	$0.15	$0.20	$0.50
Segment Reporting
We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services provided by Intersections and Intersections Insurance Services. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes software solutions for the bail bonds industry provided by Captira.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that SFAS No.157 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We are in the process of evaluating the impact, if any, that SFAS No. 159 will have on our consolidated financial statements.
In June 2007, EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, was issued and is effective for fiscal years beginning January 1, 2008. EITF 07-3 requires that non-refundable advance payments for future research and development activities should be deferred and capitalized. We are in the process of evaluating the impact, if any, that EITF 07-3 will have on our consolidated financial statements.

Reclassifications
Certain financial statement items from prior periods have been reclassified for consistency with our current presentation.
3. Business Acquisitions
Captira Analytical
On August 7, 2007, our wholly owned subsidiary, Captira Analytical LLC, acquired substantially all of the assets of Hide N’ Seek, LLC (“Seller”), an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs.  Additional consideration up to approximately $2.5 million in cash is due if the Company achieves certain cash flow milestones in the future.
The purchase price consists of the following:

Cash paid	$833
Assumption of operating liabilities	637
Forgiveness of loans and accrued interest from Intersections	1,567
Transaction costs	105

$3,142

This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141, Business Combinations.
The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$13
Property, plant and equipment		282
Intangible assets:
Marketing related for trade name (estimated useful life of 4 years)	$407
Existing developed technology assets (estimated useful life of 4 years)	1,297

Total intangible assets		1,704
Goodwill		1,143

Net assets acquired		$3,142

The $1.1 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes. Captira will provide software and automated service solutions for the bail bonds industry, including office automation, bond inventory and client tracking, and public records and reports for the purpose of evaluating bond applications.
The pro forma impact of Captira or Hide N’Seek on the Company’s historical operating results is not material.
Intersections Insurance Services
On July 3, 2006, we acquired all of the outstanding shares of IISI, formerly Chartered Marketing Services, Inc., for $54.3 million in cash, which included $364 thousand in acquisition costs. $15 million of the purchase price was financed through borrowings on a new term loan with the balance financed through cash on hand and short term investments. Of the total cash consideration, approximately $5.5 million was distributed to an escrow account to be used for indemnification claims as set forth in the escrow agreement. In the nine months ended September 30, 2007, we filed a claim notice for $4.2 million related to various federal and state tax matters pursuant to the escrow agreement. All funds remaining in the account after resolution of any claims will be distributed to the former IISI shareholders in accordance with the acquisition agreement on September 16, 2008. In order to fund the purchase of IISI, we sold $27.8 million of short-term investments. There was no gain or loss recognized on the sale of these investments. The results of IISI’s operations have been included in the consolidated financial statements since the date of acquisition. IISI is a marketer of various insurance products and services. As a result of the acquisition, we have diversified our client and product portfolios. In addition, IISI provides us access to new market segments, particularly with large mortgage servicers.
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
In connection with the IISI acquisition, we commenced integration activities which have resulted in involuntary terminations. The liability for involuntary termination benefits covers approximately 15 employees, primarily in general and administrative functions. In 2006, we recorded $2.6 million of severance and severance-related costs in the above allocation of the cost of the acquisition in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. We expect to pay the severance and severance-related costs of $1.8 million during 2007 and the remaining balance of $234 thousand during 2008.
The following table summarizes the obligations recognized in connection with the IISI acquisition and the activity to date (in thousands):

	September 30, 2007
			Other
	Beginning		Increases	Ending
	Balance	Payments	(Decreases)	Balance
Severance costs and contract termination costs	$2,016	$(1,679)	$248	$585
At January 1, 2007, we recorded a liability of $1.8 million, related to state income tax matters, net of federal benefit, relating to the acquisition of IISI, offset by an escrow receivable of $1.8 million. The escrow receivable and liability were recorded as a long-term asset and other long-term liability, respectively, in the accompanying consolidated balance sheet. The amount includes the estimated state tax, penalties and cumulative interest related to this matter. Total interest expense on the liability for the three and months ended September 30, 2007 was $33 thousand and $80 thousand, increasing the total liability and escrow receivable balance to approximately $1.9 million.
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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(In thousands, except share data)
	(Unaudited)	(Unaudited)
Revenue	$55,261	$167,664
Net Income	$2,636	$8,997
Basic earning per share	$0.16	$0.54
Diluted earnings per share	$0.15	$0.51

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
In the three months ended September 30, 2007 we and CRG loaned SI a total of $1.6 million as part of its ownership commitment. The note is an on demand loan, with interest at 8% per annum.
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
4. Deferred Subscription Solicitation and Commission Costs
Deferred subscription solicitation costs included in the accompanying balance sheet as of September 30, 2007 and December 31, 2006, were $21.8 million and $11.8 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expenses on our consolidated statement of operations, for the three months ended September 30, 2007 and 2006 was $9.4 million and $5.0 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2007 and 2006 was $24.1 million and $15.5 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs as they did not meet the criteria for deferral in accordance with SOP 93-7, which are included in marketing expenses on our consolidated statement of operations, for the three months ended September 30, 2007 and 2006 were $215 thousand and $1.4 million, respectively. Subscription solicitation costs expensed as incurred related to marketing for the nine months ended September 30, 2007 and 2006 were $1.9 million and $4.8 million, respectively.

5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by reportable segment are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Other	Total
Balance, December 31, 2006	$43,080	$23,583	$—	$66,663
Acquired during the year	—	—	1,143	1,143
Adjustments	155	—	—	155

Balance, September 30, 2007	$43,235	$23,583	$1,143	$67,961

Goodwill was increased by $155 thousand, net of tax, in the nine months ended September 30, 2007 due to additional severance expense for integration activities related to the IISI acquisition.
Intangibles consisted of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$9,652	$(2,503)	$7,149	$9,652	$(1,133)	$8,519
Marketing related	3,385	(1,146)	2,239	2,978	(458)	2,520
Technology related	2,796	(429)	2,367	1,499	(150)	1,349

Total amortizable intangible assets	$15,833	$(4,078)	$11,755	$14,129	$(1,741)	$12,388

Intangible assets are amortized over a period of three to ten years. For the three and nine months ended September 30, 2007, we had an aggregate amortization expense of $913 thousand and $2.3 million, respectively, which was included in depreciation and amortization expense on the consolidated statements of operations. For the three and nine months ended September 30, 2006, we had an aggregate amortization expense of $696 thousand and $878 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining three months ending December 31, 2007	$946
For the years ending December 31,
2008	3,284
2009	2,506
2010	1,661
2011	1,156
2012	606
Thereafter	1,596

$11,755

6. Other Assets.
The components of our other assets are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Prepaid royalty payments	$11,913	$9,705
Prepaid contracts	764	512
Escrow receivable	1,931	—
Other	2,403	208

	$17,011	$10,425

In February and March 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that we introduced in the first quarter of 2006. Under these arrangements, we pay non-refundable royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Prepaid royalties will be applied against future royalties incurred and the minimum royalty payments.

7. Accrued Expenses and Other Current Liabilities.
The components of our accrued expenses and other liabilities are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Accrued marketing	$2,936	$1,008
Accrued cost of sales, including credit bureau costs	6,989	6,192
Accrued general and administrative expense and professional fees	3,812	3,348
Transition costs	585	2,016
Insurance premiums	2,078	1,830
Other	2,033	1,296

	$18,433	$15,690

8. Accrued Payroll and Employee Benefits.
The components of our accrued payroll and employee benefits are as follows:

	September 30, 2007	December 31,2006
	(In thousands)
Accrued payroll	$3,215	$4,724
Accrued severance	—	1,142
Accrued benefits	1,338	1,173
Other	47	34

	$4,600	$7,073

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
In connection with our adoption of FIN No. 48, as further amended by FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, as of January 1, 2007, we recorded a net increase to retained earnings of $45 thousand. The increase to retained earnings includes the effect of previously unrecognized tax benefits related to research and development tax credits. As of September 30, 2007, we had total unrecognized tax benefits of $719 thousand related to various federal and state tax matters. If recognized, an income tax benefit of $268 thousand would be recorded as a component of income taxes and reduce the effective tax rate.
As of September 30, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 2000-2006 tax years and in various state jurisdictions for the 1999-2006 tax years.
We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements, the accrual for estimated penalties as of adoption of $45 thousand is included as a component of other long-term liabilities. No additional penalties were accrued in the three or nine months ended September 30, 2007.
We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrual for estimated interest expense is included as a component of other long-term liabilities.
During the three and nine months ended September 30, 2007, there were no changes in our uncertain tax positions. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
Our effective tax rate for the three months ended September 30, 2007 and September 30, 2006 was 47.1% and 40.1%, respectively. Our effective tax rate for the nine months ended September 30, 2007, and 2006 was 44.9% and 39.7%, respectively. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
10. Leases
In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility were set at the time we drew upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain which will be amortized in proportion to the amortization of the leased assets. As of September 30, 2007, the balance of the lease liability and deferred gain was $462 thousand and $62 thousand, respectively.

11. Notes Payable
On July 3, 2006 we negotiated bank financing in the amount of $40 million. Under terms of the financing agreements, we were granted a $25 million line of credit and a term loan of $15 million with interest. The term loan is payable in monthly installments of $278 thousand, plus interest. Substantially all our assets are pledged as collateral to these loans. As of September 30, 2007, the outstanding interest rate was 6.67% and principal balance under the credit agreement was $12.5 million.
In addition, SI has an outstanding demand loan of $450 thousand with CRG at an average rate of 8.0%. Other notes outstanding of $28 thousand will be due in 2009.
Aggregate maturities during the subsequent years are as follows (in thousands):

For the remainder of 2007	$837
As of December 31,
2008	3,345
2009	3,346
2010	3,333
2011	1,667

12,528
Demand loan	450

$12,978

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
12. Stock Based Compensation
On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4,162,004 shares pursuant to an amendment to the plan executed in November 2001. As of September 30, 2007, we have 1,490,500 shares remaining to issue. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.
On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) which became effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2,775,000 shares of common stock. As of September 30, 2007, we have 598,504 shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.
On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2,500,000 shares of common stock. As of September 30, 2007, we have 1,777,000 shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. To date, only restricted stock units have been granted under the 2006 Plan. These awards generally vest over three and four years of continuous service.
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
Stock Options
The following table summarizes the Company’s stock option activity:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life	(In thousands)
Outstanding at December 31, 2006	3,944,566	$13.10
Granted	623,000	9.90
Canceled	(659,141)	17.03
Exercised	(226,229)	5.78

Outstanding at September 30, 2007	3,682,196	$12.30	5.68	$4,018

Exercisable at September 30, 2007	2,867,110	$12.93	4.34	$3,820

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $6.39 and $5.51, respectively.
For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $963 thousand and $998 thousand, respectively.
Total stock based compensation recognized for stock options, which was included in general and administrative expense on our consolidated statement of operations, for the three months ended September 30, 2007 and 2006 was $256 thousand and $81 thousand, respectively. Total stock based compensation recognized for stock options for the nine months ended September 30, 2007 and 2006 was $658 thousand and $116 thousand, respectively.
As of September 30, 2007, there was $3.1 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Units
The following table summarizes our restricted stock unit activity:

		Weighted-Average	Aggregate
		Remaining	Fair
	Number of	Contractual	Value
	RSUs	Life	(In thousands)
Outstanding at December 31, 2006	459,000	2.2	$4,333
Granted	336,000	3.4	3,326
Canceled	(34,228)	—	(323)
Vested	(93,760)	—	(884)
Forfeited	(77,000)	—	(726)

Outstanding at September 30, 2007	590,012	2.6	$5,726

As of September 30, 2007 there was $4.3 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Total stock based compensation recognized for restricted stock units, which was included in general and administrative expense on our consolidated statement of operations, for the three months ended September 30, 2007 and 2006 was $481 thousand and $573, respectively. Total stock based compensation recognized for restricted stock units for the nine months ended September 30, 2007 and 2006 was $1.4 million and $803 thousand, respectively.

13. Segment Reporting
We operate in three primary business segments: Consumer Products and Services, Background Screening, and Other. These segments are organized based on the differences in the products and services. Products and services provided by the Consumer Products and Services segment include daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies (Equifax, Experian and TransUnion), credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, an identity theft recovery unit, security breach services, identity theft cost coverage and, through IISI, consumer discounts on healthcare, home and auto related expenses, access to professional and legal information, and life, accidental death and disability insurance products.
The Background Screening segment includes products and services related to pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
The Other segment consists of newly acquired Captira, which provides software and automated service solutions for the bail bonds industry. The operating impact of the Other segment is not material.
The following table sets forth segment information for the three and nine months ended September 30, 2007 and 2006:

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2007
Revenue	$63,678	$7,714	$11	$71,403
Depreciation and amortization	2,696	356	80	3,132
Income (loss) before income taxes	$4,278	$(1,185)	$(397)	$2,696

Three Months Ended September 30, 2006
Revenue	$47,758	$7,503	—	$55,261
Depreciation and amortization	2,600	295	—	2,895
Income before income taxes	$3,945	$673	—	$4,618

Nine Months Ended September 30, 2007
Revenue	$172,506	$22,191	$11	$194,708
Depreciation and amortization	7,902	1,023	80	9,005
Income (loss) before income taxes	$8,418	$(3,135)	$(397)	$4,886

Nine Months Ended September 30, 2006
Revenue	$129,038	$17,280	—	$146,318
Depreciation and amortization	6,628	670	—	7,298
Income before income taxes	$13,215	$1,756	—	$14,971

As of September 30, 2007
Property, plant and equipment, net	$17,136	$2,326	$273	$19,735
Identifiable assets	$172,680	$13,381	$96	$186,157

As of December 31, 2006
Property, plant and equipment, net	$19,697	$2,002	—	$21,699
Identifiable assets	$144,170	$35,297	—	$179,467

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Other segment includes software solutions for the bail bonds industry provided by Captira Analytical, LLC.
Consumer Products and Services
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
With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We have substantially increased our own investment in marketing with one or more clients over the past nine months and anticipate this continuing over the next 12 months.
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
The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Subscribers at beginning of period	4,850	3,744	4,626	3,660
New subscribers — indirect	578	707	1,659	1,875
New subscribers — direct (1)	472	503	1,331	892
Cancelled subscribers within first 90 days of subscription	(258)	(226)	(768)	(683)
Cancelled subscribers after first 90 days of subscription	(691)	(400)	(1,897)	(1,416)

Subscribers at end of period	4,951	4,328	4,951	4,328

Total revenue	$71,403	$55,261	$194,708	$146,318
Revenue from transactional sales	(8,673)	(9,600)	(27,229)	(22,379)
Revenue from lost/stolen credit card registry	(7)	(20)	(37)	(60)

Subscription revenue	$62,723	$45,641	$167,442	$123,879

Marketing and commissions	$23,382	$13,862	$61,155	$36,461
Commissions paid on transactional sales	(2)	(6)	(11)	(25)
Commissions paid on lost/stolen credit card registry	(10)	(9)	(25)	(22)

Marketing and commissions associated with subscription revenue	$23,370	$13,847	$61,119	$36,414

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.
Background Screening
Through our majority owned subsidiary Screening International, LLC, we provide personnel and vendor background screening services to businesses worldwide. Screening International was formed in May 2006, by combining our subsidiary American Background Services, Inc., with the background screening division of Control Risks Group, Ltd., a company based in the UK.
Other
Our Other segment includes the newly acquired Captira Analytical, LLC (“Captira”), which provides software and automated service solutions for the bail bonds industry, including office automation, bond inventory and client tracking, and public records and reports for the purpose of evaluating bond applications. On August 7, 2007, our wholly owned subsidiary, Captira Analytical LLC, acquired substantially all of the assets of Hide N’ Seek, LLC (“Seller”), an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs. Additional consideration up to approximately $2.5 million in cash is due if the Company achieves certain cash flow milestones in the future.
The pro forma impact of Captira or Hide N’Seek on the Company’s historical operating results is not material.

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
Our products and services are offered to consumers primarily on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods.
Identity Theft, Credit Management and Background Services
We recognize revenue from our services in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of SAB No.’s 101 and 104, revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectibility is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our actual cancellation experience.
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
The amount of revenue recorded by us is determined in accordance with Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

Accidental Death Insurance and other Membership Products
We recognize revenue from our services in accordance with SAB No. 101, as amended by SAB No. 104. Consistent with the requirements of SAB No.’s 101 and 104, revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectibility is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2007 and December 31, 2006 totaled $2.1 million and $1.8 million, respectively, and is included in accrued expenses and other current liabilities in our consolidated financial statements.
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
In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the three or nine months ended September 30, 2007.
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
Intangible assets subject to amortization include trademarks, customer, marketing and technology related asses. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Beginning in the nine months ended September 30, 2007 we modified our amortization method for customer related intangible assets prospectively in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependant upon the underlying.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that SFAS No.157 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We are in the process of evaluating the impact, if any, that SFAS No. 159 will have on our consolidated financial statements.
In June 2007, EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, was issued and is effective for the fiscal years beginning January 1, 2008. EITF 07-3 requires that non-refundable advance payments for future research and development activities should be deferred and capitalized. We are in the process of evaluating the impact, if any, that EITF 07-3 will have on our consolidated financial statements.

Results of Operations
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Other segment includes software solutions for the bail bonds industry provided by Captira Analytical, LLC.
Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Three Months Ended September 30, 2007
Revenue	$63,678	$7,714	$11	$71,403
Operating expenses:
Marketing	9,390	—	—	9,390
Commissions	13,992	—	—	13,992
Cost of revenue	22,366	4,662	46	27,074
General and administrative	10,804	3,882	282	14,968
Depreciation and amortization	2,696	356	80	3,132

Total operating expenses	59,248	8,900	408	68,556

Operating income (loss)	$4,430	$(1,186)	$(397)	$2,847

Three Months Ended September 30, 2006
Revenue	$47,758	$7,503	$—	$55,261
Operating expenses:
Marketing	6,473	—	—	6,473
Commissions	7,389	—	—	7,389
Cost of revenue	15,940	4,027	—	19,967
General and administrative	11,299	2,516	—	13,815
Depreciation and amortization	2,600	295	—	2,895

Total operating expenses	43,701	6,838	—	50,539

Operating income	$4,057	$665	$—	$4,722

Consumer Products and Services Segment

	Three Months Ended September 30,
	2007	2006	Difference	%
Revenue	$63,678	$47,758	$15,920	33.3%
Operating expenses:
Marketing	9,390	6,473	2,917	45.1%
Commissions	13,992	7,389	6,603	89.4%
Cost of revenue	22,366	15,940	6,426	40.3%
General and administrative	10,804	11,299	(495)	(4.4)%
Depreciation and amortization	2,696	2,600	96	3.7%

Total operating expenses	59,248	43,701	15,547	35.6%

Operating income	$4,430	$4,057	$373	9.2%

Revenue. The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 5.0 million subscribers for the three months ended September 30, 2007 from 4.3 million for the three months ended September 30, 2006, an increase of 14.4%. The growth in our subscriber base has been accomplished primarily through direct marketing efforts with a new client arrangement in 2007 and additional subscribers through continued indirect marketing efforts. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased 10.5% to 70.2% for the three months ended September 30, 2007 from 59.7% in the three months ended September 30, 2006.

The table below shows the percentage of subscribers generated from indirect marketing arrangements.

	Three Months Ended
	September 30,
	2007	2006
Percentage of subscribers from indirect marketing arrangements to total subscribers	63.1%	69.1%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	55.1%	58.4%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	29.8%	40.3%
Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. The increase in marketing is primarily a result of an increased investment in marketing for direct marketing agreements. Amortization of deferred subscription solicitation costs related to marketing for the three months ended September 30, 2007 and 2006 were $9.2 million and $5.1 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the three months ended September 30, 2007 and 2006 were $215 thousand and $1.4 million, respectively.
As a percentage of revenue, marketing expenses increased to 14.7% for the three months ended September 30, 2007 from 13.6% for the three months ended September 30, 2006 primarily as the result of an increased investment in marketing for direct marketing arrangements.
Commission Expenses. Commission expenses consist of commissions paid to clients. The increase is related to revenue and subscribers from our direct subscription business and a new client arrangement in 2007.
As a percentage of revenue, commission expenses increased to 22.0% for three months ended September 30, 2007 from 15.5% for three months ended September 30, 2006 primarily due to increased proportion of revenue from direct marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. The increase in Consumer Products and Services is primarily the result of $6.6 million in increased data costs, higher cost of revenue for initial fulfillment and customer service costs for new subscribers, which are incurred prior to the commencement of related revenue due to the trial periods, as well as a 14.4% growth in our customer base.
As a percentage of revenue, cost of revenue was 35.1% for the three months ended September 30, 2007 compared to 33.4% for the three months ended September 30, 2006.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. The decrease in Consumer Products and Services costs includes a $902 thousand decrease in consulting and professional fees, partially offset by increased payroll expenses.
Total share based compensation expense for the three months ended September 30, 2007 and 2006 was $737 thousand and $654 thousand, respectively.
As a percentage of revenue, general and administrative expenses decreased to 17.0% for the three months ended September 30, 2007 from 23.7% for the three months ended September 30, 2006.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software, and the amortization of our intangible assets. This increase is primarily attributable to the increase in intangible assets as the result of the modification to the amortization method for customer related intangibles in 2007.
As a percentage of revenue, depreciation and amortization expenses decreased to 4.2% for the three months ended September 30, 2007 from 5.4% for the three months ended September 30, 2006.
Operating Income. Operating income in the three months ended September 30, 2007 for the Consumer Products and Services segment was $4.4 million. This compares with $4.0 million in the three months ended September 30, 2006. Operating income in the three months ended September 30, 2007 includes a net impact of $1.1 million in settlement payments from ongoing partner relationships in the normal course of business. Included in this amount is approximately a $1.5 million settlement with an ongoing marketing partner. The $1.5 million settlement related to prior periods and was calculated utilizing additional information received from the marketing partner in the three months ended September 30, 2007.

Background Screening Segment

	Three Months Ended September 30,
	2007	2006	Difference	%
Revenue	$7,714	$7,503	$211	2.8%
Operating expenses:
Cost of revenue	4,662	4,027	635	15.8%
General and administrative	3,882	2,516	1,366	54.3%
Depreciation and amortization	356	295	61	20.7%

Total operating expenses	8,900	6,838	2,062	30.2%

Operating (loss) income	$(1,186)	$665	$(1,851)	(278.3)%

Revenue. The increase is attributable to increased revenue in the UK operations of $249 thousand.
Cost of Revenue. Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. This increase is primarily the result of increased labor costs in the UK.
As a percentage of revenue, cost of revenue was 60.4% for the three months ended September 30, 2007 compared to 53.7% for the three months ended September 30, 2006.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. The increase in Background Screening is primarily a result of continued investment in both the domestic, UK and Singapore operations.
As a percentage of revenue, general and administrative expenses increased to 50.3% for the three months ended September 30, 2007 from 33.5% for the three months ended June 30, 2006.
Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software, and the amortization of our intangible assets.
As a percentage of revenue, depreciation and amortization expenses increased to 4.6% for the three months ended September 30, 2007 from 3.9% for the three months ended September 30, 2006.
Other Segment

	Three Months Ended September 30,
	2007	2006
Revenue	$11	$—
Operating expenses:
Cost of revenue	46	—
General and administrative	282	—
Depreciation and amortization	80	—

Total operating expenses	408	—

Operating loss	$(397)	$—

     On August 7, 2007, our wholly owned subsidiary, Captira Analytical LLC, acquired substantially all of the assets of Hide N’ Seek, LLC (“Seller”), an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs. The purchase price consists of approximately $833 thousand in cash and the right to earn an additional amount of approximately $2.5 million in cash if the company achieves certain cash flow milestones in the future. In addition, Captira agreed to assume approximately $637 thousand in operating liabilities of the Seller and we agreed to cancel and forgive $1.5 million in loans from Intersections to the Seller and $67 thousand of accrued interest.

Captira is an early stage business and costs represent implementation efforts for this business.
Income Taxes
Our consolidated effective tax rate for the three months ended September 30, 2007 was 47.1% as compared to 40.1% for the three months ended September 30, 2006. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Nine Months Ended September 30, 2007
Revenue	$172,506	$22,191	$11	$194,708
Operating expenses:
Marketing	25,325	—	—	25,325
Commissions	35,830	—	—	35,830
Cost of revenue	61,755	13,269	46	75,070
General and administrative	32,966	11,020	282	44,268
Depreciation and amortization	7,902	1,023	80	9,005

Total operating expenses	163,778	25,312	408	189,498

Operating income (loss)	$8,728	$(3,121)	$(397)	$5,210

Nine Months Ended September 30, 2006
Revenue	$129,038	$17,280	$—	$146,318
Operating expenses:
Marketing	18,454	—	—	18,454
Commissions	18,007	—	—	18,007
Cost of revenue	45,383	8,834	—	54,217
General and administrative	28,543	6,017	—	34,560
Depreciation and amortization	6,628	670	—	7,298

Total operating expenses	117,015	15,521	—	132,536

Operating income	$12,023	$1,759	$—	$13,782

Consumer Products and Services Segment

	Nine Months Ended September 30,
	2007	2006	Difference	%
Revenue	$172,506	$129,038	$43,468	33.7%
Operating expenses:
Marketing	25,325	18,454	6,871	37.2%
Commissions	35,829	18,007	17,822	99.0%
Cost of revenue	61,755	45,383	16,372	36.1%
General and administrative	32,966	28,543	4,423	15.5%
Depreciation and amortization	7,902	6,628	1,274	19.2%

Total operating expenses	163,777	117,015	46,762	40.0%

Operating income (loss)	$8,729	$12,023	$(3,294)	(27.4)%

Revenue. The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 5.0 million subscribers for the nine months ended September 30, 2007 from 4.3 million for the nine months ended September 30, 2006, an increase of 14.4%. The growth in our subscriber base has been accomplished primarily from additional insurance and other consumer products and services as a result of the acquisition of Intersections Insurance Services and through continued direct marketing efforts with new and existing clients. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased 8.0% to 67.0% in the nine months ended September 30, 2007 as compared to 59.0% for the nine months ended September 30, 2006. This increase was partially offset by a decline in revenue as a result of the loss of American Express as a client in May of 2006.
In addition, during the fourth quarter of 2006, we experienced a significant increase in the rate of credit card declines at one of our clients due to changes to the manner in which the client administers third-party products. This increase in decline rates occurred simultaneously with a system conversion implemented at the client, and was originally believed to be the result of conversion errors. As a result, we continued providing service to these customers throughout the fourth quarter of 2006 and into the beginning of 2007, while working with the client to investigate and address the causes of the increased decline rates. In the nine months ended September 30, 2007, we successfully collected approximately $490 thousand in revenue by re-billing the impacted customers. We also canceled service to approximately 250 thousand subscribers from this client.
The table below shows the percentage of subscribers generated from indirect marketing arrangements.

	Nine Months Ended
	September 30,
	2007	2006
Percentage of subscribers from indirect marketing arrangements to total subscribers	63.1%	69.1%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	55.5%	67.8%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	33.0%	41.0%
Marketing Expenses. The increase is primarily a result of marketing costs related to additional insurance and membership costs as the result of the acquisition of Intersections Insurance Services and increased marketing investment related to a new client arrangement in 2007. Amortization of deferred subscription solicitation costs related to marketing for the nine months ended September 30, 2007 and 2006 were $23.4 million and $13.7 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the nine months ended September 30, 2007 and 2006 were $1.9 million and $4.8 million, respectively.
As a percentage of revenue, marketing expenses increased to 14.7% for the nine months ended September 30, 2007 from 14.3% for the nine months ended September 30, 2006 primarily as the result of an increase in direct response marketing.
Commission Expenses. The increase is related to additional insurance and membership costs related to the acquisition of Intersections Insurance Services and an increase in revenue and subscribers from our direct subscription business, and a new client arrangement in 2007.

As a percentage of revenue, commission expenses increased to 20.8% for nine months ended September 30, 2007 from 14.0% for nine months ended September 30, 2006 primarily due to increased proportion of revenue from direct marketing arrangements.
Cost of Revenue. The increase in Consumer Products and Services is primarily the result of $2.9 million related to the insurance and membership costs related to the acquisition of Intersections Insurance Services, an increase in data costs, higher cost of revenue for initial fulfillment and customer service costs for new subscribes, which are included prior to the commencement of related revenue due to trial periods, as well as a 14.4% increase in our customer base.
As a percentage of revenue, cost of revenue was 35.8% for the nine months ended September 30, 2007 compared to 35.2% for the nine months ended September 30, 2006.
General and Administrative Expenses. The increase in Consumer Products and Services costs includes $2.3 million related to the additional insurance and membership costs related to the acquisition of Intersections Insurance Services, additional payroll expenses of $2.0 million, partially offset by a reduction in consulting and professional fees.
Total share based compensation expense for the nine months ended September 30, 2007 and 2006 was $2.0 million and $919 thousand, respectively.
As a percentage of revenue, general and administrative expenses decreased to 19.1% for the nine months ended September 30, 2007 from 22.1% for the nine months ended September 30, 2006.
Depreciation and Amortization. The increase is primarily due a $1.4 million increase in amortization due to the acquisition of Intersections Insurance Services; partially offset by a reduction in depreciation.
As a percentage of revenue, depreciation and amortization expenses decreased to 4.6% for the nine months ended September 30, 2007 from 5.1% for the nine months ended September 30, 2006.
Operating Income. Operating income in the nine months ended September 30, 2007 for the Consumer Products and Services segment was $8.7 million. This compares with $12.0 million in the nine months ended September 30, 2006. Operating income in the nine months ended September 30, 2007 includes a net impact of $1.1 million in settlement payments from ongoing partner relationships in the normal course of business. Included in this amount is approximately a $1.5 million settlement with an ongoing marketing partner. The $1.5 million settlement related to prior periods and was calculated utilizing additional information received from the marketing partner in the three months ended September 30, 2007.
Background Screening Segment

	Nine Months Ended September 30,
	2007	2006	Difference	%
Revenue	$22,191	$17,280	$4,911	28.4%
Operating expenses:
Cost of revenue	13,269	8,834	4,435	50.2%
General and administrative	11,020	6,017	5,003	83.1%
Depreciation and amortization	1,024	670	354	52.8%

Total operating expenses	25,313	15,521	9,792	63.1%

Operating (loss) income	$(3,122)	$1,759	$(4,881)	(277.5)%

Revenue. The increase in Background Screening is primarily a result of the addition of our operations in the UK in June 2006 as a result of the formation of Screening International by combining our subsidiary American Background Information Services, Inc., with the acquisition of the background screening division of Control Risks Group, and an increase in our domestic background screening volume.
Cost of Revenue. The increase in Background Screening is primarily a result of the acquisition of the UK operations in June 2006 of $4.3 million, an increase in our domestic background screening volumes and continued investment in the overseas operations.
As a percentage of revenue, cost of revenue was 59.8% for the nine months ended September 30, 2007 compared to 51.1% for the nine months ended September 30, 2006.
General and Administrative Expenses. The increase in Background Screening is primarily a result of the addition of the UK operations in June 2006 of $2.5 million, an increase in our domestic background screening volume and continued investment in the overseas operations..

As a percentage of revenue, general and administrative expenses increased to 49.7% for the nine months ended September 30, 2007 from 34.8% for the nine months ended September 30, 2006.
Depreciation and Amortization. This increase is primarily as a result of the addition of the UK operations in June 2006 and continued investment in the overseas operations.
Amortization expense increased $64 thousand from $315 thousand for the nine months ended September 30, 2006 to $379 thousand for the nine months ended September 30, 2007. This increase is primarily attributable to the increase in intangible assets as the result of the addition of the UK operations in June 2006.
As a percentage of revenue, depreciation and amortization expenses was 4.6% for the nine months ended September 30, 2007 and and 3.9% for the nine months ended September 30, 2006.
Other Segment

	Nine Months Ended September 30,
	2007	2006
Revenue	$11	$—
Operating expenses:
Cost of revenue	46	—
General and administrative	282	—
Depreciation and amortization	80	—

Total operating expenses	408	—

Operating loss	$(397)	$—

As previously discussed, we acquired Captira, from Hide N’Seek LLC, for $3.1 million. Captira is an early stage business and costs represent implementation efforts for this business.
Income Taxes
Our consolidated effective tax rate for the nine months ended September 30, 2007 was 44.9% as compared to 39.7% for the nine months ended September 30, 2006. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
Liquidity and Capital Resources
Cash and cash equivalents were $13.5 million as of September 30, 2007 compared to $15.6 million as of December 31, 2006. Cash includes $1.5 million held within our 55% owned subsidiary SI, and is not directly accessible to us. Our cash also includes $2.1 million related to premiums as of September 30, 2007 and $1.8 million as of December 31, 2006 that we have collected on behalf of insurance carriers and which will be remitted based on criteria set forth in the individual contracts. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. During the nine months ended September 30, 2007, we sold $10.5 million of short-term investments primarily to fund business operations, which include an increased investment in marketing.
Accounts receivable balance as of September 30, 2007 was $26.9 million, including approximately $4.7 million related to our Background Screening segment, compared to $22.4 million, including approximately $3.5 million related to our Background Screening segment, as of December 31, 2006. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance, which is included in liabilities on our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $26.2 million as of September 30, 2007 compared to $26.9 million as of December 31, 2006.
Net cash used in operations was $4.5 million for the nine months ended September 30, 2007 compared to net cash provided by operations of $17.6 million for the nine months ended September 30, 2006. The $22.1 million decrease in net cash provided by operations was primarily the result of increased marketing expenditures.
Net cash provided by investing activities was $5.2 million for the nine months ended September 30, 2007 compared to net cash used of $27.3 million during the nine months ended September 30, 2006. Cash provided in investing activities for the nine months ended September 30, 2007 was primarily attributable to $10.5 million provided in the sale of investments, partially offset by $936 thousand used in the acquisition of Captira.
Cash used in investing activities for the nine months ended September 30, 2006 was primarily attributable to $50.6 million used for the acquisition of Intersections Insurance Services in July 2006, partially offset by $27.7 million provided in the sale of investments for this acquisition.
Net cash used in financing activities was $2.8 million compared to net cash provided by financing activities of $13.9 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in financing activities for the nine months ended September 30, 2007 was primarily attributable to $2.5 million in notes payable repayments. In addition, SI has an outstanding demand loan of $450 thousand with CRG at an average rate of 8.0%.
Cash provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to $15.0 million in proceeds from debt issuance for the Intersections Insurance Services acquisition, partially offset by $1.1 million in capital lease payments.
On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility were to be used solely to pay a portion of the purchase price of the acquisition by us of IISI and related costs and expenses of such acquisition. We borrowed down the full $15 million term loan facility. The Credit Agreement provides that the term loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%. As of September 30, 2007, the outstanding interest rate was 6.67% and principal balance under the Credit Agreement was $12.5 million.
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
Our short-term capital needs consist primarily of day-to-day operating expenses, capital expenditures, anticipated acquisitions and contractual obligations with respect to facility leases, capital equipment leases and software licenses. We expect cash flow generated by operations, and existing cash balances, and existing equity lines of credit will provide sufficient resources to meet our short-term obligations. Long-term capital requirements will consist of capital expenditures required to sustain our growth and contractual obligations with respect to facility leases, capital equipment leases, software licenses and service agreements. We anticipate that continued cash generated from operations as well as existing cash balances will provide sufficient resources to meet our long-term obligations.
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time.
For the three and nine months ended September 30, 2007, the aggregate cost of shares of common stock repurchased, including commissions, was approximately $471 thousand, leaving an authorized amount for repurchases of $11.0 million. For the three and nine months ended September 30, 2007, we repurchased approximately 52 thousand shares of common stock under our repurchase program. The average price per share, excluding commissions, was $9.09. See Item 2 of Part II of this filing for further information on this repurchase program.
Contractual Obligations

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2006, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In the remaining months in 2007 we are obligated to pay an additional $1.5 million of minimum royalties. Any further minimum royalty payments in excess of this amount will be paid by us at our sole discretion or are subject to termination by us under certain contingent conditions.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate
We had cash and cash equivalents totaling $13.5 million and $15.6 million at September 30, 2007 and December 31, 2006, respectively. Our cash and cash equivalents are highly liquid investments and consist primarily of short term U.S. Treasury securities with original maturity dates of less than 90 days. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). Based upon our outstanding long term debt subject to variable interest rates as of September 30, 2007 of $12.5 million, a 60 basis point movement in the LIBOR rate would result in a change in annual pretax interest expense of approximately $76 thousand based on our current level of borrowing.
Foreign Currency
We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the UK, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in the foreign currency exchange rates. The impact of the transaction gains and losses on the income statement was a loss of $29 thousand for the nine months ended September 30, 2007. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.

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
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time.
The following table contains information for shares repurchased during the three months ended September 30, 2007:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly	Purchased Under the
Fiscal Period	Shares Purchased	per Share (1)	Announced Plans Programs	Plans or Programs
August 1, 2007 through August 31, 2007	37,700	$9.02	37,700	$11,096,295

September 1, 2007 through September 30, 2007	13,900	$9.32	13,900	$10,966,683

TOTAL	51,600	$9.10	51,600	$10,966,683

(1)	Average price per share excludes commissions.

For the three months ended September 30, 2007, the aggregate cost of shares of common stock repurchased, including commissions, was approximately $471 thousand.
Item 6. Exhibits

2.1	Asset Purchase Agreement dated August 7, 2007 by and among Intersections Inc., Captira Analytical, LLC, Hide N’ See, LLC and certain of the members of Hide N’ Seek, LLC (Incorporated by reference to Exhibit 2.1 filed with the Form 8-K on August 8, 2007.

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Madalyn C, Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007
INTERSECTIONS INC.

	By:	/s/ Madalyn C. Behneman Madalyn C. Behneman Principal Financial Officer