Form 10-K
period 2007-12-31
INTERSECTIONS INC
filed 2008-03-17
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $80 million based on the last sales price quoted on the Nasdaq NMS.

As of February 29, 2008, the registrant had 18,176,137 shares of common stock, $0.01 par value per share, issued and 17,109,721 shares outstanding, with 1,066,416 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2008 annual meeting of stockholders to be held on May 21, 2007.

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

We are a leading provider of branded and fully customized identity management solutions. By integrating our technology solutions with our comprehensive services, we safeguard more than seven million customers, who are primarily received through marketing partnerships and consumer-direct marketing of our Identity Guard® brand. We also provide consumer-oriented insurance and membership products through marketing partnerships with the major mortgage services in the United States as well as other financial institutions through our subsidiary, Intersections Insurance Services, Inc. Additionally, through our majority-owned subsidiary Screening International LLC, we provide pre-employment background screening services domestically and internationally in partnership with Control Risks Group Limited of the United Kingdom.

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary Intersections Insurance Services, Inc., we offer a portfolio of services which include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada and clients in other industries. We also offer our services directly to consumers.

Through our majority owned subsidiary Screening International, LLC, we provide personnel and vendor background screening services to businesses worldwide. Screening International was formed in May 2006, with Control Risks Group, Ltd., a company based in the UK. Screening International has offices in Winchester, Virginia, London, United Kingdom, and Singapore. Screening International’s clients include leading US, UK and global companies in such areas as manufacturing, healthcare, telecommunications and financial services. Screening International provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. We acquired American Background Information Services, Inc. in November 2004. In May 2006, we created Screening International by combining American Background Information Services, Inc. with Control Risks Group’s background screening division. We own 55% of Screening International, and have the right to designate a majority of the five-member board of directors, and Control Risks Group owns 45%. Our agreement with Control Risks Group provides that in the event of a change of control of either party, the other party shall have the option to purchase the acquired party’s equity interests in Screening International at an appraised price. We and Control Risks Group have agreed to cooperate to meet any future financing needs of Screening International, including agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions. In 2007, we and Control Risks Group made capital contributions to Screening International of $2.0 million. Control Risks Group also agreed to provide certain support and marketing assistance and services and license certain trademarks to Screening International, and we agreed to provide certain management services to the company.

Through our wholly owned subsidiary, Captira Analytical, LLC, we provide software and automated service solutions for the bail bond industry, including office automation tools, accounting, reporting, employee background screening and underwriting decisioning tools. Captira Analytical was formed in August 2007, through our acquisition of substantially all of the assets of Hide N’ Seek, LLC.

Through our wholly owned subsidiary, Net Enforcers, Inc., we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring and other services. We acquired Net Enforcers, Inc. in November 2007.

We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment also includes the data security breach services we provide to assist organizations in responding to compromises of sensitive personal information. We help these clients notify the affected individuals, and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individual. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Other segment includes the bail bonds industry management software solutions offered by Captira Analytical and the corporate identity theft protection services offered by Net Enforcers.

We were incorporated in Delaware in 1999. Through our predecessor companies, we have been offering consumer protection services since 1996. Intersections Insurance Services, through its predecessor companies, has been offering consumer products and services since 1982. Our principal executive offices are located at 14901 Bogle Drive, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our web site address is www.intersections.com. We make available on this web site under “Investors,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed via Edgar by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

We also make available on our web site our Corporate Governance Guidelines and Principles, Code of Business Conduct and Ethics, and Statement of Policy with Respect to Related Person Transactions, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. This information is also available by written request to Investor Relations at our executive office address listed above. The information on our web site, or on the site of our third-party service provider, is not incorporated by reference into this report. Our web site address is included here only as an inactive technical reference.

Consumer Products and Services

Our Services and Subscribers

We offer consumers their credit reports, and daily, monthly and quarterly monitoring of their credit files, at one or all three of the major credit reporting agencies, Equifax, Experian and TransUnion. We also offer reports and monitoring services based on additional information sources, including public records and new financial account applications, along with services that help subscribers detect unauthorized use of their account information. In addition, we offer credit scores and credit score analysis tools, credit education, identity theft recovery services, and identity theft cost reimbursement. Our products and services also include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance, provided through our subsidiary, Intersections Insurance Services.

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

We also offer data security breach services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals, and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals. We generally are paid fees by the clients for the services we provide their customers.

Our Marketing

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients principally are credit card, direct deposit or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts and selling at the point of personal contact in branches. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, web and technology companies and other service providers with significant market presence and brand loyalty.

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. In 2007, we substantially increased our own investment in marketing with one of our clients. We expect to continue our own investment in marketing with one or more clients in 2008.

In 2007, we continued our expansion efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media.

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

Revenue from subscribers obtained through our largest clients in 2006 and 2007, as a percentage of our total revenue, was: Bank of America (including MBNA, which was acquired by Bank of America in 2006) — 13% and 33%; Citibank — 14% and 11%; Discover — 15% and 13%; Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax) — 13% and 10%; American Express — 7% and 0%.

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

Customer Service

We have designed our customer service for our consumer products and services to achieve customer satisfaction by responding quickly to subscriber requests with value-added responses and solutions. In addition, we work to gain customer satisfaction through our policy of selective recruiting, hiring, training, retaining and management of customer service representatives who are focused exclusively on identity theft protection and credit management services. We also effectively manage numerous providers of outsourced call center and other services in order to achieve client and customer satisfaction. Prior to working with subscribers, service representatives are required to complete a training program that focuses on the fundamentals of the credit industry, regulation, credit reporting and our products and services. This classroom training is then followed by a closely monitored on-the-job training program with assigned mentors and call simulations. Service representatives then continue to be monitored and receive feedback based on the standards of our quality assurance program. In addition to call quality, we are bound by client-driven metrics specified by our client agreements.

We maintain in-house customer care centers in Chantilly, Virginia, Arlington Heights, Illinois, and Rio Rancho, New Mexico. Additionally, we utilize the services of outsourced vendors with capacity for additional customer service representatives trained to handle billing inquiries, subscription questions and account retention.

Information Processing

Our in-house information processing capabilities for our consumer products and services are designed to provide prompt, high quality, secure and cost-effective delivery of subscribers’ personal data. Proprietary software creates consumer friendly presentation, tracks delivery at the page level and stores the consolidated credit data for member servicing. For the purpose of ensuring accuracy and security of subscribers’ personal data, credit reports are electronically inspected upon receipt and again before final delivery. Operational auditing of fulfillment events is also conducted regularly. We have fulfillment centers in Chantilly, Virginia, Manassas, Virginia, and Arlington Heights, Illinois. We believe that these centers provide additional capacity to handle projected growth, provide contingency backup and efficiently respond to volume spikes.

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

We employ a range of information technology solutions, physical controls, procedures and processes to safeguard the security of data, and regularly evaluate those solutions against the latest available technology and security literature. We use respected third parties to review and test our security, we continue to be audited by our clients, and we have obtained a TruSecure Web Certification from Cybertrust, which is now part of Verizon Business.

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

Data and Analytics Providers

Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days notice, respectively. Our agreement with Equifax expires in November 2010. Each of these credit reporting agencies is a competitor of ours in providing credit information directly to consumers.

We have entered into contracts with several additional providers of data and analytics for use in our identity theft and fraud protection services, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. We expect those third party data and analytics sources to be of increasing significance to our business in the future to the extent we are successful in marketing our new services. Our other consumer products and services are delivered by third party providers, including insurance companies, discount service providers and software distributors.

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

We believe that our principal competitors for our Consumer Products and Services segment include: Equifax; Experian and its subsidiary, Consumerinfo.com; TransUnion and its subsidiary, Truelink; First Advantage, through its affiliate CREDCO; Affinion; and Vertrue. A number of additional competitors in providing identity theft protection services to consumers, including LifeLock and TrustedID, have entered the market recently, and more may enter the market. We believe that these competitors primarily market their services directly to the consumer through the Web, except for Affinion and CREDCO, which we believe primarily market offline and compete with us for financial institution clients. We believe that certain of our competitors, including Equifax, Experian and TransUnion, are and will continue to make efforts to compete with us in marketing offline and providing branded solutions for financial institution clients.

Background Screening

Our Services

Through our majority owned subsidiary, Screening International, we provide a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. Our background screening services integrate data from various automated sources throughout the world, additional manual research findings from employees and subcontractors, and internal business logic provided both by Screening International and by our clients into reports that assist in decision making. Our background screening services are generally sold to corporate clients under contractual arrangements with individual per unit prices for specific service specifications. Due to substantial difference in both service specifications and associated data acquisition costs, prices for our background screening services vary significantly among clients and geographies.

Our Marketing

We generally market our background screening services to businesses through an internal sales force. Our services are offered to businesses on a local or global basis. Prices for our services vary based upon the complexity of the services offered, the cost of performing these services and competitive factors. Control Risks Group provides marketing assistance and services, and licenses certain trademarks to Screening International under which our services are branded in certain geographic areas.

Our Clients

Our clients include leading US, UK and global companies in such areas as manufacturing, healthcare, telecommunications and financial services. Our clients are primarily located in the United States and the United Kingdom. Several of our clients have operations in other countries, and use our services in connection with those operations. We have other clients in various countries, and expect the number of these clients to increase as we develop our global background screening business. Because we currently service the majority of our clients through our operations in the US and the UK, we consider those two locations to be the sources of our business for purposes of allocating revenue on a geographic basis. We have several clients that contribute greater than 10% of this segment’s revenue. The loss of one of these clients could have a material adverse impact on this segment’s financial results. Revenue through our largest client in 2006 and 2007 was 19% and 16% of the segment’s revenue. None of these clients constitutes 10% or more of our consolidated revenue.

Operations

Our operations platforms for the background screening segment, which consist of both operational staff and information technology, are designed to meet the unique service specifications of our clients while facilitating providing common client needs such as access to information gateways and enforcement of data security standards. Our background screening services have primary operations centers in Winchester, Virginia, and London, UK. As part of our global marketing and operations strategy for this segment, we opened an office in Singapore in 2007 which operates on a limited basis. We are in the process of adding additional operating capacity for our background screening services to handle anticipated future business volumes. These centers may be wholly owned facilities or operated through subcontractor relationships and may be located throughout the world.

Information Technology

For our background screening services, we manage in-house information technology platforms in both Winchester, VA and London, UK. In addition, in certain cases, we leverage external technology platforms operated by subcontractors who conduct all or part of certain background screening services on our behalf. We are investing in software systems and infrastructure that further expand both our capabilities to meet global client demands. We are scaling our infrastructure as well, including increases in network capacity linking our offices, to support our business growth. We employ a range of information technology solutions, physical controls, procedures and processes to safeguard the security of data, and regularly evaluate those solutions against the latest available technology and security literature.

Data and Analytics Providers

Our background screening services rely on multiple sources of data globally. Those data sources include commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations. We use subcontractors to collect certain data that is not generally available in an automated format. Our data provider agreements are generally non-exclusive and may be cancelled by either party within time periods as short as thirty days. Certain providers of data for our background screening services may also be competitors of ours in providing background screening services to corporate clients. We continually evaluate our data provider relationships based upon a combination of cost, quality and coverage attributes and may make changes in our portfolio of data providers from time to time.

Competition

Our Background Screening segment operates in a variety of highly competitive local and global markets with differing characteristics. In the United States, the employment background screening market is well established but remains highly fragmented and competitive. We believe that our competitors include national employment background screening providers such as First Advantage Corporation, ChoicePoint, Axiom, and HireRight, regional and local background screening providers, and smaller, independent private investigations firms. Outside the United States, the screening market is less developed but growing rapidly. In these global markets, we believe that our services compete with a smaller universe of companies that have committed to developing an international delivery capability, as well as smaller local background screening providers and private investigative firms.

Other

Our Services

Through our wholly owned subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or transaction related charges for various optional services. As Captira Analytical’s business model is relatively new, pricing and service configurations are subject to change at any time.

Through our wholly owned subsidiary, Net Enforcers, we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring and other services. NetEnforcers’ services include the use of sophisticated technology to search the internet in search of potential property right infringements, value added analysis and recommendation from our trained staff of analysts, and manual or automated enforcement activities as directed by our clients. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring and analysis services, as well as per transaction charges for enforcement related services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month.

Our Marketing

Captira Analytical primarily markets its services through an internal sales force both directly to bail bondsmen and indirectly via bail bonds industry intermediaries such as trade associations, general agents, sureties and insurance companies. Captira Analytical has secured exclusive endorsements from the largest trade association in the bail bonds industry as well as several large general agents and sureties. Captira Analytical is actively working with these industry intermediaries to roll out their services to affiliated retail bail bondsmen.

Net Enforcers primarily uses an internal sales forces to market its services to corporate brand owners or law firms working on behalf of corporate brand owners. We believe Net Enforcers’ offers a broader range of corporate identity protection services than our competitors due to our emphasis on analysis and enforcement activities in addition to data collection on potential brand infringements.

Our Clients

Captira Analytical’s clients are bail bonds industry participants including insurance companies, sureties, general agents and retail bail bondsmen. Captira Analytical is at an early stage in its commercial operations and their operating results do not significantly impact consolidated financial results.

Net Enforcers’ clients are typically corporate brand owners or law firms working on behalf of corporate brand owners. Generally, client contracts have terms of one year with automatic annual renewals. We have one client that contributes greater than 10% of this segment’s revenue. The loss of this client could have a material adverse impact on this segment’s financial results. Revenue from this client in 2007 was approximately 39% of the segment’s revenue. This client does not constitute 10% or more of our consolidated revenue.

Operations, Information Technology & Customer Service

Captira Analytical has custom developed its technology and operational processes based upon an in depth understanding of the operational activities of the bail bonds industry. Captira Analytical’s primary offices are located in Albany, NY. Captira Analytical has additional sales and customer support personnel located throughout the country. Captira Analytical outsources hosting and management of its operational technology platforms to a domestic third party data center provider. Services are generally delivered to clients on a remote basis over the internet via secure connections. On site support is sometimes provided to clients, particularly during initial data migration and account setup. Captira Analytical continues to invest in its operational and technology platforms to improve functionality, scalability and the security of its offerings.

Among the functionality offered by Captira Analytical to its customers is the ability to retrieve reports for use in evaluating bail bonds applications. To provide these reports, Captira Analytical utilizes a combination of publicly available information extracted from websites and commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations.

Net Enforcers has developed its operational and technology platforms through years of experience detecting and taking action to remediate online brand abuse. Net Enforcers uses sophisticated web crawling technology to detect and log potential brand infringements on behalf of clients. Some of these technologies are licensed from third parties. These logs are typically shared with clients via an online portal, and may be augmented at the client’s request with value added analysis and/or enforcement activities. Net Enforcers’ enforcement activities have been designed through years of experience to interact effectively and under the appropriate control of external parties such as the corporate brand owners, third party law firms, online auction sites, and others. Net Enforcers primary offices are in Gainesville, FL and Phoenix, AZ.

Data and Analysis Providers

Captira Analytical utilizes a combination of publicly available information extracted from websites and commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations.

Net Enforcers primarily utilizes publicly available information extracted from websites in their service offerings.

Competition

We believe that Captira Analytical is the only provider of an integrated suite of bail bonds industry office automation and decisioning tools of comparable scope. Captira Analytical competes in part with providers of a limited suite of bail bonds industry tools such as Creative Software Solutions, Bailbooks and others.

Net Enforcers has a number of competitors that offer brand protection services similar in whole or part to Net Enforcers own offerings. These competitors include Mark Monitor, Cyveillance, Name Protect and Op Sec. In addition, Net Enforcers at times competes for business against both internal and external legal counsel for corporate brand owners.

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

Credit Reporting Laws

Our services involve the use of consumer credit reports governed by the federal Fair Credit Reporting Act and similar state laws governing the use of consumer credit information. The Fair Credit Reporting Act establishes a set of requirements that “consumer reporting agencies” must follow in conducting their business. A “consumer reporting agency” generally means any person who for monetary fees regularly engages in assembling consumer credit information for the purpose of furnishing consumer reports to third parties. Each of the major credit reporting agencies is a “consumer reporting agency” under the Fair Credit Reporting Act. Except for our Background Screening segment, and certain of our bail bonds industry services in our Other Services segment, we are not a “consumer reporting agency” within the meaning of the Fair Credit Reporting Act. Certain provisions of the Fair Credit Reporting Act, however, apply to users of consumer reports and others, such as ourselves. In addition, we are required by our contracts with Equifax, Experian and TransUnion, to comply with certain requirements of the Fair Credit Reporting Act. Some states have adopted laws and regulations governing the use of consumer credit information. Many of those laws are similar in effect to the Fair Credit Reporting Act, although some state laws have different provisions.

The Fair Credit Reporting Act provides consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency, and requires each major consumer credit reporting agency to provide the consumer a credit score along with his or her credit report for a reasonable fee as determined by the Federal Trade Commission. Laws in several states, including Colorado, Georgia, Illinois, Maine, Maryland, Massachusetts, New Jersey and Vermont, require consumer reporting agencies to provide each consumer one credit report per year (or two credit reports, in the case of Georgia) upon request without charge. The Fair Credit Reporting Act and state laws give consumers other rights with respect to the protection of their credit files at the credit reporting agencies. For example, the Fair Credit Reporting Act gives consumers the right to place “fraud alerts” at the credit reporting agencies, and the laws in approximately 40 states give consumers the right to place “freezes” to block access to their credit files. We are not required to comply with these requirements because we are not a consumer reporting agency. These laws do apply to the three major credit reporting agencies from which we purchase data for our services. The rights of consumers to obtain free annual credit reports credit scores from consumer reporting agencies, and place fraud alerts and credit freezes directly with them, could cause consumers to perceive that the value of our services is reduced or replaced by those benefits, which could have a material adverse effect on our business.

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

Insurance Laws

Some of the services provided by Intersections Insurance Services include insurance components governed by insurance laws. Insurance generally is regulated by each of the fifty states of the United States and the District of Columbia. Some insurance laws require licensing, and impose other extensive restrictions. The applicability of some insurance laws to various services and activities may vary by state, and may be uncertain within a state, which may result in unanticipated costs or restrictions on our business.

Canadian Laws

Various Canadian federal and provincial laws govern our consumer products and services in Canada, including provincial credit reporting laws similar in scope to the Fair Credit Reporting Act in the United States and privacy laws. Many of these laws vary by province within Canada.

Laws and Regulations Particularly Affecting Our Background Screening and Other Segments

Our background screening and bail bonds industry services depend on information about individuals from private and public sources. In the United States, these services are governed by the federal Fair Credit Reporting Act, various state consumer reporting laws, the federal Drivers’ Privacy Protection Act, and other federal and state laws. Our background screening services also are subject to the European Data Privacy Directive, and other privacy laws in Europe and other countries where we obtain data or provide background screening reports. We or our clients also must comply with laws that govern the data that may be used in making employment decisions. As we expand our background screening services around the world, we will be required to analyze and comply with a variety of laws in other countries and jurisdictions, which may significantly increase the costs of our business and may result in unanticipated restrictions on our planned activities.

Net Enforcers’ services depend in part on federal and state laws governing intellectual property ownership and enforcement, and may be governed by laws on the rights of third parties to conduct investigations and act on behalf of intellectual property owners. Net Enforcers’ services also depend in part on the private rules adopted by internet auction and portal sites in order to comply with the safe harbor requirements of intellectual property laws and other legal requirements. Changes in these laws or rules or how they are interpreted or implemented may adversely affect the ability of Net Enforcers to provide its services.

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

Employees

As of December 31, 2007, we had approximately 1,022 employees, including at our majority-owned subsidiary Screening International. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

The number of cancellations to our consumer products and services within the first 90 days as a percentage of new subscribers was 29.3% in 2005, 24.5% in 2006 and 25.2% in 2007. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, as a percentage of the number of subscribers at the beginning of the year plus the net of new subscribers and cancellations within the first 90 days, was 25.6% in 2005, 27.7% in 2006, and 31.6% in 2007.

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

Revenue from subscribers obtained through our largest clients — Bank of America (including MBNA, which was acquired by Bank of America in 2006), Citibank, Discover, Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax), and American Express — as a percentage of our total revenue was 62.2% in 2006 and 67.3% in 2007. The loss of any of our key clients could have a material adverse effect on our results of operations. For example, in February, 2008, our client Discover terminated its indirect agreement with us, effective September 1, 2008. Upon termination of that agreement, we will cease providing services to Discover customers governed by that agreement. In 2007, Discover customers governed by that agreement accounted for approximately 10% of the revenues of Intersections.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, under the economic arrangements at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions after time periods ranging from immediately after termination of the contract to three years after termination. For example, in February, 2008, our client Discover terminated its indirect agreement with us, effective September 1, 2008. Upon termination of that agreement, we will cease providing services to Discover customers governed by that agreement. In 2007, Discover customers governed by that agreement accounted for approximately 10% of the revenues of Intersections. In addition, upon termination or expiration of a client contract, we may enter into a transition agreement with the client that modifies the original terms of the agreement.

We are substantially dependent upon our consumer products and services for a significant portion of our revenue, and market demand for these services could decrease.

Approximately 88% in 2006 and 89% of our revenue in 2007 was derived from our consumer products and services, with the balance coming from our background screening and other services. We expect to remain dependent on revenue from our consumer products and services for the foreseeable future. Any significant downturn in the demand for these services would materially decrease our revenue.

If we lose our ability to purchase data from any of the three major credit reporting agencies, each of which is a competitor of ours, demand for our services could decrease.

We rely on the three major credit reporting agencies, Equifax, Experian and TransUnion, to provide us with essential data for our consumer identity theft protection and credit management services. Our agreement with Equifax expires in November 2010. Our agreements with Experian and TransUnion may be terminated by them on 30 days and 60 days notice, respectively. Each of the three major credit reporting agencies owns its consumer credit data and is a competitor of ours in providing credit information directly to consumers, and may decide that it is in their competitive interests to stop supplying data to us. Any interruption, deterioration or termination of our relationship with one or more of the three credit reporting agencies would be disruptive to our business and could cause us to lose subscribers.

We may incur substantial marketing expenses as we enter new businesses, develop new products or increase our direct marketing arrangements, which could cause our operating income to decline on a quarterly basis and our stock price to drop.

We are committing significant resources to our strategic effort to market our services to the broader direct-to-consumer marketplace. As a result, our marketing expenses for 2006 and 2007 were significantly higher than for 2005, and we anticipate this increased spending to continue in 2008. In addition, if we were to increase our direct marketing arrangements with new or existing clients, where we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers, this would generally result in higher marketing costs and negative cash flow over the first several months after a program is launched. These upfront costs resulted in a reduction in our operating income and earnings per share for 2007. This could cause our stock price to decline. In addition, we can not assure you that our investment in the direct-to-consumer business or other new businesses or products or any increase in direct marketing arrangements will be successful in increasing our subscribers or generating future revenue or profits on our projected timeframes or at all, which could have a material adverse effect on our results of operations and financial condition.

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

We and our clients solicit some of our subscribers through outbound telemarketing that we outsource to third-party contractors. In outbound telemarketing, the third-party contractors make the initial contact with potential subscribers. We attempt to control the level and quality of the services provided by these third parties through a combination of contractual provisions, monitoring, on-site visits and records audits. In arrangements where we bear the marketing cost, which represented 44% of new subscribers acquired in 2006, approximately 57% of new subscribers were obtained through outbound telemarketing by our vendors. In arrangements where the clients bear the marketing cost, which represented 56% of new subscribers acquired in 2007, approximately 57% of new subscribers were obtained through outbound telemarketing by outsourced vendors. Any quality problems could result in negative publicity and customer dissatisfaction, which could cause us to lose clients and subscribers and decrease our revenue.

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

Our fraud protection and small business services are substantially dependent on third party data and analytics providers, as well as third party call center and customer service providers. Our failure to develop and maintain these third party relationships could harm our ability to provide those services. Our other consumer products and services are substantially dependent on third party providers, including insurance companies and software distributors. Our other services are dependent on other third party providers, including third party data sources, technology providers and outsourced service centers. Failure of any of the third party providers on which we depend to perform under our agreements with them, or to provide effective and competent services, could cause us to have liability to others or otherwise harm our business and prospects.

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

In connection with any acquisitions or investments, we could issue stock that would dilute our stockholders, incur substantial debt, assume known, contingent and unknown liabilities and/or reduce our cash reserves. For example, in connection with the Net Enforcers acquisition, we financed the purchase price with a $14 million revolving loan borrowing under our amended credit facility, which requires monthly payments of interest, and assumed responsibility for all of Net Enforcers liabilities, subject to the terms of the customary indemnification and escrow provisions in the merger agreement. Also, as part of the formation of Screening International, we agreed to cooperate with Control Risks Group to meet any future financing needs of Screening International, including agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary. In 2007, we and Control Risks Group made capital contributions of $2.0 million as part of our ongoing ownership commitment. Acquisitions may also require material infrequent charges and could result in adverse tax consequences, impairment of goodwill, substantial depreciation and amortization, increased interest expense, deferred compensation charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets, any of which could negatively impact our results of operations in one or more future periods.

We may not realize planned benefits of our acquisitions.

We recently completed the acquisitions of Captira Analytical and Net Enforcers. In connection with these and other acquisitions, we may experience unforeseen operating difficulties as we integrate the acquired assets and businesses into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition or business combination by us involves risks, including:

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of the acquired businesses with those of our existing operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	establishing the internal controls and procedures that we are required to maintain under the Sarbanes-Oxley Act of 2002;

•	mitigating contingent or assumed liabilities or unexpected costs; and

•	risks of entering new markets, such as the United Kingdom, or markets in which we have limited prior experience, such as the bail bond industry.

We may not realize planned benefits of our membership agreement or other customer portfolio acquisitions.

In February 2008, we entered into and closed an acquisition of substantially all of the membership agreements between our client Citibank and consumer customers relating to a membership program we were providing pursuant to one of our agreements with Citibank. The aggregate purchase paid by the Company in connection with the closing of the acquisition, which was based on the estimated number of acquired membership agreements as of the closing, was $30.8 million. The purchase price may be adjusted, based on the final calculation of the number of membership agreements actually acquired, and, up to an amount of $750 thousand based on the loss of customers, known as attrition, above certain levels during the first 180 days after the closing. We paid for the acquisition through a combination of existing cash and funding under our credit agreement with Bank of America. Although we received certain representations, warranties and covenants from Citibank, we have no guarantee that attrition of customers will not exceed expected levels for reasons that do not require Citibank to indemnify us. If attrition exceeds our expectations, the revenue expected from these membership agreements otherwise is less than we expected, or our costs of servicing these customers are higher than we expected, we may lose some or all of the investment we made in acquiring the membership agreements. We may continue to acquire membership agreements or other customer portfolio rights under agreements with our clients or third parties, and if attrition exceeds our expectations, the revenue expected from these acquisitions otherwise is less than we expected, or our costs of servicing these customers are higher than we expected, we may lose some or all of the investments we make in these acquisitions.

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

Screening International, and any other business combination where we do not own 100% of the business, could be hindered if we fail to maintain a satisfactory working relationship with our partners.

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

Fluctuations of foreign currency values may adversely affect our reported revenue, results of operations and financial condition

We transact business in other parts of the world, including Canada, the United Kingdom and Singapore, where subsidiaries of Screening International are located. We also sell our consumer products and services in Canada. The fluctuations of these foreign currencies relative to the U.S. Dollar may adversely affect our reported revenue, results of operations and financial condition, and there can be no guarantee that our strategies to reduce these risks will be successful.

Our stock price fluctuates and may continue to fluctuate significantly over a short period of time.

In the past, our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our historical operating results have been below the expectations of analysts and investors, the price of our common stock has decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

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

Our business and activities, or the information we use in our business and activities, are subject to regulation by foreign, federal, state and local authorities, including the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act and similar foreign laws. In addition, certain of the services provided by Intersections Insurance Services include insurance components governed by insurance laws. Insurance generally is regulated by each of the fifty states of the United States and the District of Columbia. Some insurance laws require licensing, and impose other extensive restrictions. The applicability of some insurance laws to various services and activities may vary by state and may be uncertain within a state, which may result in conflicting rules and or unanticipated costs or restrictions on our business. In addition, as we expand our background screening business to other parts of the world, we will become subject to the laws and regulations of those countries, certain of which may conflict with the laws and regulations of other countries where we operate.

Net Enforcers’ services depend in part on federal and state laws governing intellectual property ownership and enforcement, and may be governed by laws on the rights of third parties to conduct investigations and act on behalf of intellectual property owners. Net Enforcers’ services also depend in part on the private rules adopted by internet auction and portal sites in order to comply with the safe harbor requirements of intellectual property laws and other legal requirements.

We incur significant costs to operate our business and monitor our compliance with these laws, regulations and rules. Any changes to the existing applicable laws, regulations or rules, or any determination that other laws, regulations or rules are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which might have a material adverse effect on our business and results of operations. In addition, any of these laws, regulations or rules are subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations or rules may result in liability for fines, damages, or other penalties, including suspension or loss of required licenses, which may have a material adverse impact on our business.

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

Laws requiring the free issuance of credit reports by credit reporting agencies, and other services that must be provided by credit reporting agencies under the law, could impede our ability to obtain new subscribers or maintain existing subscribers and could have a material adverse effect on our revenue.

The Fair Credit Reporting Act provides consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency, and requires each major consumer credit reporting agency to provide the consumer a credit score along with his or her credit report for a reasonable fee as determined by the Federal Trade Commission. Laws in several states, including Colorado, Georgia, Illinois, Maine, Maryland, Massachusetts, New Jersey and Vermont, require consumer reporting agencies to provide each consumer one credit report per year (or two credit reports, in the case of Georgia) upon request without charge. We are not required to comply with these requirements because we are not a consumer reporting agency in connection with our consumer products and services. These laws do apply to the three major credit reporting agencies from which we purchase data for our services. In addition, the Fair Credit Reporting Act and state laws give consumers other rights with respect to the protection of their credit files at the credit reporting agencies. For example, the Fair Credit Reporting Act gives consumers the right to place “fraud alerts” at the credit reporting agencies, and the laws in approximately 40 states give consumers the right to place “freezes” to block access to their credit files. The rights of consumers to obtain free annual credit reports credit scores from consumer reporting agencies, and place fraud alerts and credit freezes directly with them, could cause consumers to perceive that the value of our services is reduced or replaced by those benefits, which could have a material adverse effect on our business.

A significant downturn in the charge or credit card or mortgage industries or a trend in those industries to reduce or eliminate marketing programs could harm our business.

We depend upon clients in the charge and credit card and mortgage industries. Services marketed through our charge and credit card issuer clients account for a substantial percentage of our revenue. We also have relied on mortgage issuers and other mortgage companies to market our products. Therefore, a significant downturn, such as what we have witnessed over the past nine months, in those industries could harm our business. The reduction or elimination of marketing programs within our charge and credit card issuer or mortgage company clients could materially adversely affect our ability to acquire new subscribers and to expand the range of services offered to current subscribers. In addition, increases in credit card declines or credit card account or mortgage cancellations could result in the increased cancellation of our services that depend on those credit card accounts or mortgages as payment vehicles. These cancellations, and the accompanying loss of revenue, could have a materially adverse impact on our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a summary of our material leased facilities:

	Approx.		Lease
Location	Square Feet	Segment	Expiration

Chantilly, VA	71,566	Consumer Products and Services	2009
Rio Rancho, NM	28,000	Consumer Products and Services	2013
Manassas, VA	11,500	Consumer Products and Services	2008
Arlington Heights, IL	2,670	Consumer Products and Services	2008
Winchester, VA	22,594	Background Screening	2010
Hammersmith, West London, UK	13,000	Background Screening	2008
Albany, NY	7,730	Other	2011
Phoenix, AZ	3,347	Other	2008
Gainesville, FL	2,700	Other	2008

We also own a 14,000 square foot facility located in Arlington Heights, Illinois, which is used by our Consumer Products and Services segment for office space, an inbound call center and fulfillment center.

We believe that our facilities will support our future business requirements or that we will be able to lease additional space, if needed, on reasonable terms. Certain properties are utilized by all of our segments and in such cases the property is reported in the segment with highest usage.

ITEM 3.	LEGAL PROCEEDINGS

On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and the Pennsylvania Credit Services Act (“PA CSA”). The plaintiff contends that Capital One and we are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. The plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of damages, including all fees paid by the class members for the services, attorneys’ fees and costs. We responded with a motion seeking to dismiss the action and enforce a provision in the terms of use for the product which require disputes to be resolved in arbitration and without class actions. The plaintiff has voluntarily dismissed Capital One from the case. By order of June 12, 2006, the district court granted our motion, stayed the action and ordered the plaintiff to arbitrate her claims on an individual basis. The order of the district court was appealed by the plaintiff to the U.S. Court of Appeals for the Third Circuit. On December 17, 2007, the plaintiff’s appeal was denied by the Third Circuit Court of Appeals. On January 29, 2008, the plaintiff’s motion for rehearing was denied, and on February 6, 2008, the Third Circuit Court of Appeals entered an order and judgment upholding the ruling by the district court to stay the action and compel arbitration on an individual basis.

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Michael R. Stanfield	57	Chairman, Chief Executive Officer and Director
Madalyn C. Behneman	44	Senior Vice President and Principal Financial Officer
John G. Scanlon	40	Chief Operating Officer, Business Services
Neal B. Dittersdorf	48	Chief Legal Officer and Chief Administrative Officer
George (Chip) K. Tsantes	48	Executive Vice President and Chief Technology Officer
Steven A. Schwartz	47	Executive Vice President, Consumer Products
Christopher W. Shenefelt	49	Executive Vice President, Operations

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

Madalyn C. Behneman served as our Vice President of Finance and Accounting from June 2005 until February 2006, when she was appointed Senior Vice President and Principal Financial Officer. Prior to joining Intersections, Ms. Behneman was employed by NII Holdings, Inc. as the Director of External Financial Reporting from June 2004 until June 2005. Ms. Behneman previously held various finance and accounting positions at other companies, including Director of Financial Reporting, with MCI, Inc. from April 1989 until June 2004. Ms. Behneman was employed on the audit staff of Ernst & Young and is a CPA. She earned her Bachelor of Science degree in Accounting from Virginia Tech.

John G. Scanlon who joined Intersections in November 13, 2006, was promoted to Executive Vice President in January 2007 and in December 2007 was appointed Chief Operating Officer, Business Services. Mr. Scanlon joined Intersections in November of 2006 from National Auto Inspections, LLC where he was President and Chief Operating Officer for this venture capital backed startup company. Mr. Scanlon previously served as a senior executive at Capital One Financial Corporation from 2000 to 2006 where he held general management responsibility for the company’s direct banking business and previously led a large portion of the Information Technology organization. Mr. Scanlon holds a B.S. in Business Administration from Georgetown University, and a Masters of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Neal B. Dittersdorf served as our Senior Vice President and General Counsel from February 2003 until June 2004, when he was appointed Chief Legal Officer. In December 2007 he was appointed Chief Administrative Officer. From January 2002 to January 2003, Mr. Dittersdorf was of counsel at the law firm of Venable, Baetjer, Howard & Civiletti LLP. He holds a B.A. from Brandeis University and a J.D. from the New York University School of Law.

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

Steven A. Schwartz was named Executive Vice President, Endorsed Credit and Security Sales in October 2006, after serving as Senior Vice President of the Client Services division since joining Intersections in July 2003. In December 2007 he was appointed Executive Vice President, Consumer Products. From April 2001 to April 2003, Mr. Schwartz served as Senior Vice President at The Motley Fool. Mr. Schwartz holds a B.S. from Syracuse University and an M.B.A. from Rutgers University.

Christopher W. Shenefelt was named Executive Vice President, Operations in December 2007, after serving as Senior Vice President, Operations from November 2003. Mr. Shenefelt has been at Intersections for more than five years. Prior to joining Intersections, Mr. Shenefelt held executive and technical management positions at AES, Winstar Communications and SAIC. Mr. Shenefelt holds a B.S.E.E from Michigan Technological University, an M.S.E.E. from the University of Central Florida and an M.B.A. from George Washington University

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 29, 2008, the common stock was held by approximately 22 stockholders of record and an estimated 993 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share of our common stock as reported on the Nasdaq Composite Tape.

	Sales Price
	per Share
	High	Low

2006 Quarter ended:
March 31, 2006	$11.63	$8.29
June 30, 2006	$11.87	$9.31
September 30, 2006	$11.19	$8.75
December 31, 2006	$11.05	$8.84

	Sales Price
	per Share
	High	Low

2007 Quarter ended:
March 31, 2007	$10.10	$9.76
June 30, 2007	$10.07	$9.89
September 30, 2007	$10.32	$9.94
December 31, 2007	$8.35	$8.01

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

The following table contains information for shares repurchased during the three months ended December 31, 2007:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as	that May Yet Be
	Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share(1)	or Programs	Programs(2)

September 30, 2007				$10,966,683
October 1, 2007 through October 31, 2007	—	—	—	$10,966,683
November 1, 2007 through November 30, 2007	48,694	$8.97	48,694	$10,534,414
December 1, 2007 through December 31, 2007	1,300	$9.48	1,300	$10,522,045

TOTAL	49,994	$9.03	49,994	$10,522,045

(1)	Average price per share excludes commissions.

(2)	For the three months ended December 31, 2007, the aggregate cost of shares of common stock repurchased, including commissions, was approximately $445 thousand.

The following graph shows the cumulative total return as of December 31, 2007 of a $100 investment made on April 30, 2004 in our common stock (with dividends, if any, reinvested), as compared with similar investments based on the value of the NASDAQ Composite and the S&P Diversified Commercial & Professional Services. The peer group was determined by our inclusion in the NASDAQ as a publicly traded company and the S&P Diversified Commercial & Professional Services index covers companies that primarily provide commercial, industrial and professional services to businesses and governments not classified elsewhere. The stock performance shown below is not necessarily indicative of future performance.

Comparison of 44 Month Cummulative total Return*
*$100 invested on 04/30/04 in stock or index-including reinvestment of dividends. Fiscal year ending December 31

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

	Year Ended December 31,
	2003	2004		2005	2006	2007
		(In thousands, except per share data)

Statement of Operations Data(1):
Revenue	$147,306	$152,916		$165,171	$201,051	$271,723
Operating expenses:
Marketing	20,325	19,328		19,646	25,173	36,285
Commission	55,206	46,719		26,687	25,786	52,624
Cost of revenue	35,669	40,093		57,351	75,188	101,815
General and administrative	18,312	23,330		34,518	49,978	59,386
Depreciation and amortization	2,233	3,991		6,457	10,018	12,427
Impairment of software development costs(2)	—	—		1,515	—	—

Total operating expenses	131,745	133,461		146,174	186,143	262,537

Operating income	15,561	19,455		18,997	14,908	9,186
Interest (expense) income	(1,008)	56		1,183	780	(581)
Other income	12	31		37	173	1,139

Income before income taxes and minority interest	14,565	19,542		20,217	15,861	9,744
Income tax benefit (expense)	4,811 (3)	(8,597	)(4)	(7,747)	(6,328)	4,329
Minority interest in net income (loss) of subsidiary	35	—		—	(97)	1,451

Net income	$19,411	$10,945		$12,470	$9,436	$6,866

Net income per share:
Basic	$3.92	$0.85		$0.73	$0.56	$0.40

Diluted	$1.36	$0.64		$0.70	$0.54	$0.39

Weighted average shares outstanding:
Basic	4,954	12,929		17,002	16,770	17.096

Diluted	14,965	17,517		17,815	17,606	17,479

Balance Sheet Data:
Cash and cash equivalents	$14,411	$12,027		$17,555	$15,580	$19,780
Deferred subscription solicitation costs	9,768	9,185		8,818	11,786	21,912
Working capital	10,344	55,984		52,493	26,858	30,365
Total assets	49,900	109,111		123,187	179,467	206,268
Long-term obligations	972	1,764		2,797	13,304	23,046
Total stockholders’ (deficit) equity	$5,485	$87,127		$92,944	$104,576	$114,848
Statement of Cash Flow Data:
Cash (outflows) inflows from:
Operating activities	$11,193	$21,808		$17,597	$17,897	$4,589
Investing activities	(5,297)	(68,320)		(3,225)	(33,596)	(10,731)
Financing activities	(944)	44,128		(8,844)	13,583	10,348

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Other Data:
Subscribers at beginning of period	1,562,537	2,274,605	2,885,223	3,659,975	4,625,831
New subscribers — indirect	1,491,282	1,609,469	2,180,964	2,459,032	2,270,211
New subscribers — direct(5)	793,365	805,217	700,297	1,168,002	1,825,205
Cancelled subscribers within first 90 days of subscription	(662,058)	(586,680)	(845,522)	(887,629)	(1,030,678)
Cancelled subscribers after first 90 days of subscription	(910,521)	(1,217,388)	(1,260,987)	(1,773,549)	(2,431,234)

Subscribers at end of period	2,274,605	2,885,223	3,659,975	4,625,831	5,259,335

Total revenue	$147,306	$152,916	$165,171	$201,051	$271,723
Revenue from transactional sales	(18,450)	(3,093)	(16,263)	(31,702)	(35,349)
Revenue from lost/stolen credit card registry	(93)	(85)	(77)	(81)	(46)

Subscription revenue	$128,763	$149,738	$148,831	$169,268	$236,328

Marketing and commissions	$75,531	$66,047	$46,333	$50,959	$88,909
Commissions paid on transactional sales	(10,475)	(759)	(105)	(30)	(13)
Commissions paid on lost/stolen credit card registry	(12)	(9)	(36)	(31)	(38)

Marketing and commissions associated with subscription revenue	$65,044	$65,279	$46,192	$50,898	$88,858

(1)	Our financial results include American Background Information Services for the period November 12, 2004 through May 30, 2006, and Screening International, which combined American Background Information Services with Control Risks Group background screening business, for the period May 31, 2006 through December 31, 2007. Our financial results also include Intersections Insurance Services, which we acquired on July 3, 2006. In addition, our financial results include Captira Analytical, LLC beginning August 2007 and Net Enforcers, Inc. beginning December 2007.

(2)	During the year ended December 31, 2005, we re-assessed the development effort related to our small business product. As a result, we recognized an impairment loss of approximately $1.4 million related to software development costs. In addition, we agreed with a client to change certain processes that required new software resulting in an additional impairment loss of approximately $150 thousand.

(3)	For periods prior to 2003, we did not record a tax benefit from net operating losses but instead recorded an off-setting valuation allowance. The valuation allowance was required because it was more likely than not that some or all of the net deferred tax assets would not be realized. Based on positive and anticipated projected income it was determined during the third quarter of 2003 that the valuation allowance was no longer necessary and we recognized a $6.5 million tax benefit.

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

Overview

We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Other segment includes management software solutions for the bail bonds industry provided by Captira Analytical, LLC and corporate identity theft protection services offered by Net Enforcers, Inc. The components of our Other segment were acquired in the latter part of 2007.

Consumer Products and Services

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary Intersections Insurance Services, we offer a portfolio of services to include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also offer our services directly to consumers.

We also offer data security breach services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals. We generally are paid fees by the clients for the services we provide their customers.

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients are principally credit card, direct deposit or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts and selling at the point of personal contact in branches. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, web and technology companies and other service providers with significant market presence and brand loyalty.

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. In 2007, we substantially increased our own investment in marketing with one or more clients, and anticipate this increased investment continuing over the next 12 months.

In 2007 we expanded our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We expect to continue making an investment in marketing direct to consumers in 2008.

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

As shown in the following table, the number of subscribers from our indirect, direct and shared marketing arrangements, have increased over the past three fiscal years:

	As of December 31,
	2005	2006	2007

Indirect marketing arrangements	2,470,883	3,182,728	3,301,429
Direct and shared marketing arrangements	1,189,092	1,443,103	1,957,906

Total subscribers	3,659,975	4,625,831	5,259,335

Subscribers in our Consumer Products and Services segment from indirect marketing arrangements were 67.5% as of December 31, 2005 and 68.8% of total subscribers as of December 31, 2006. Through our increased direct marketing efforts in 2007, our subscribers from indirect marketing arrangements has decreased to 62.8% as of December 31, 2007.

The number of cancellations within the first 90 days as a percentage of new subscribers was 29.3% in 2005, 24.5% in 2006 and 25.2% in 2007. The number of cancellations within the first 90 days of subscription, as a percentage of new subscribers was higher during the year ended December 31, 2007 compared to the same period last year. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 25.6% in 2005, 27.7% in 2006 and 31.6% in 2007. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions, was 36.5% in 2005 and 2006 and 39.7% in 2007. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, decreased from 63.5% in 2005 and 2006 to 60.3% in 2007. The retention rate decreased in 2007 primarily due to a significant increase in the rate of credit card declines in the fourth quarter of 2006 at one of our clients due to changes to the manner in which the client administers third-party products. We cancelled service to these affected subscribers in 2007, which had an impact on our retention rate for the year ended December 31, 2007.

Revenue from subscribers obtained through our largest clients in 2005, 2006 and 2007 as a percentage of total revenue, and the principal contract arrangements with those clients, were as follows:

Percentage of Revenue for the
Years Ended December 31,

Client	Relationship	2005	2006	2007

American Express	Shared Marketing	22%	7%	—
Discover	Direct Marketing	7%	5%	3%
Discover	Indirect Marketing	9%	11%	10%
Capital One (direct and through Equifax agreement)	Indirect Marketing	12%	13%	10%
Citibank	Direct Marketing	6%	6%	5%
Citibank	Indirect Marketing	6%	8%	6%
Bank of America (includes MBNA)	Shared/Direct Marketing	11%	13%	33%

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

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract.

In November 2001, we entered into a master services agreement with Equifax under which we provided various services. We recently amended the master agreement to continue the term to November 26, 2010. Even if the master agreement is not terminated, however, either party may terminate the receipt of particular services from the other party on 60 days’ prior notice. With the exception of services to Capital One customers acquired prior to January 1, 2005, we are not providing any services under that agreement. Prior to January 1, 2005, we provided our identity theft protection and credit management services under the master agreement with Equifax to customers of Capital One Bank, or Capital One, which marketed those services to consumers under an agreement between Capital One and Equifax. On September 1, 2004, we entered into a marketing and services agreement with Capital One under which, effective January 1, 2005, our services are marketed by Capital One to its customers. The services marketed to Capital One customers under this agreement are substantially all of the services previously marketed through the master agreement between us and Equifax, in addition to other services. Through our agreement with Equifax, however, we continue to provide our services to the customers of Capital One who enrolled for the services prior to January 1, 2005.

Some of our top 5 revenue producing clients have re-negotiated pricing with us over the last few months. Although some of these efforts resulted in lower prices for some products, we expect that increasing volumes and changing of the sales mix to higher priced products will provide continued growth with these clients.

Background Screening

Through our majority owned subsidiary, Screening International, LLC, we provide a variety of risk management tools for the purpose of personnel and vendor background screening services, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses worldwide. Our background screening services integrate data from various automated sources throughout the world, additional manual research findings from employees and subcontractors, and internal business logic provided by both Screening International and by our clients into reports that assist in decision making. Our background screening services are generally sold to corporate clients under contractual arrangements with individual per unit prices for specific service specifications. Due to substantial difference in both service specifications and associated data acquisition costs, prices for our background screening services vary significantly among clients and geographies.

Our clients include leading US, UK and global companies in such areas as manufacturing, healthcare, telecommunications and financial services. Our clients are primarily located in the United States and the United Kingdom. Several of our clients have operations in other countries, and use our services in connection with those operations. We have other clients in various countries, and expect the number of these clients to increase as we develop our global background screening business. Because we currently service the majority of our clients through our operations in the US and the UK, we consider those two locations to be the sources of our business for purposes of allocating revenue on a geographic basis. We have several clients that contribute greater than 10% of this segment’s revenue. The loss of one of these clients could have a material adverse impact on this segment’s financial results. Revenue through our largest client in 2006 and 2007 was 19% and 16% of the segment’s revenue. None of these clients constitutes 10% or more of our consolidated revenue.

We generally market our background screening services to businesses through an internal sales force. Our services are offered to businesses on a local or global basis. Prices for our services vary based upon complexity of the services offered, the cost of performing these services and competitive factors. Control Risks Group provides marketing assistance and services, and licenses certain trademarks to Screening International under which our services are branded in certain geographic areas.

Other

Through our wholly owned subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or transaction related charges for various optional services. As Captira Analytical’s business model is relatively new, pricing and service configurations are subject to change at any time.

Through our wholly owned subsidiary, Net Enforcers, we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring and other services. Net Enforcers’ services include the use of sophisticated technology to search the internet in search of potential property right infringements, value added analysis and recommendation from our trained staff of analysts, and manual or automated enforcement activities as directed by our clients. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring and analysis services, as well as per transaction charges for enforcement related services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month.

The pro forma impact of Captira, Hide N’Seek or Net Enforcers on our historical operating results is not material.

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

Revenue Recognition

We recognize revenue on 1) identity theft, credit management and background services, 2) accidental death insurance and other membership products and 3) other monthly subscription products.

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

The amount of revenue recorded by us is determined in accordance with FASB’s EITF 99-19. For insurance products we generally record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of

December 31, 2006 and 2007 totaled $1.8 million and $1.3 million, respectively, and is included in accrued expenses and other current liabilities in our consolidated financial statements.

Other Monthly Subscription Products

We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue from providing management service solutions, offered by Captira Analytical, on a monthly subscription basis and online brand protection and brand monitoring, offered by Net Enforcers, on a monthly subscription basis.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The prepaid commissions are shown in prepaid expenses and other current assets on our consolidated balance sheet. Amortization is included in commissions expense on our consolidated statement of operations.

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

In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the year ended December 31, 2007.

Goodwill and Other Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.

Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We have elected to perform our annual analysis as of October 31 of each fiscal year. As of October 31, 2007, no indicators of impairment have been identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology related asses. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

The goodwill and intangibles balances as of December 31, 2007 pertain to the acquisitions of American Background Information Services on November 12, 2004, Screening International on May 31, 2006, Intersections Insurance Services on July 3, 2006, Captira Analytical on August 7, 2007 and Net Enforcers on November 30, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. We are currently in the process of evaluating the impact, if any, that SFAS No. 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141 on accounting for business combinations, specifically the cost-allocation process. SFAS No. 141R requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. In addition, an acquirer is required to recognize assets or liabilities arising from contractual contingencies as of the acquisition date, at their acquisition date fair values. Acquisition related costs that were previously allocated to the assets acquired and liabilities assumed under SFAS No. 141 should be recognized separately from the acquisition under SFAS No. 141R. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that SFAS No. 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, as well as expanded disclosure requirements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that SFAS No. 160 will have on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items on our consolidated statement of operations as a percentage of revenue:

	Year Ended December 31,
	2005	2006	2007

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	11.9	12.5	13.3
Commission	16.2	12.8	19.3
Cost of revenue	34.7	37.4	37.5
General and administrative	20.9	24.9	21.9
Depreciation and amortization	3.9	5.0	4.6
Impairment of software development	0.9	—	—

Total operating expenses	88.5	92.6	96.6

Operating income	11.5	7.4	3.4
Interest income, net	0.7	0.4	(0.2)
Other income, net	—	0.1	0.4

Income before taxes and minority interest	12.2	7.9	3.6
Income tax (expense) benefit	(4.7)	(3.2)	(1.6)
Minority interest in net loss of subsidiary	—	—	0.5

Net income	7.5%	4.7%	2.5%

We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Other segment includes management software solutions for the bail bonds industry provided by Captira Analytical and corporate identity theft protection services provided by Net Enforcers.

Years Ended December 31, 2006 and 2007 (in thousands):

The consolidated results of operations are as follows:.

	Consumer
	Products and	Background
	Services	Screening	Other	Consolidated

Year Ended December 31, 2006
Revenue	$176,942	$24,109	$—	$201,051
Operating expenses:
Marketing	25,173	—	—	25,173
Commission	25,786	—	—	25,786
Cost of revenue	62,544	12,644	—	75,188
General and administrative	41,023	8,955	—	49,978
Depreciation and amortization	9,004	1,014	—	10,018

Total operating expenses	163,530	22,613	—	186,143

Operating income	$13,412	$1,496	$—	$14,908

Year Ended December 31, 2007
Revenue	$241,968	$29,508	$247	$271,723
Operating expenses:
Marketing	36,285	—	—	36,285
Commission	52,624	—	—	52,624
Cost of revenue	83,891	17,738	186	101,815
General and administrative	44,028	14,542	816	59,386
Depreciation and amortization	10,745	1,405	277	12,427

Total operating expenses	227,573	33,685	1,279	262,537

Operating income	$14,395	$(4,177)	$(1,032)	$9,186

Consumer Products and Services Segment

	Years Ended December 31,
	2006	2007	Difference	%

Revenue	$176,942	$241,968	$65,026	36.8%
Operating expenses:
Marketing	25,173	36,285	11,112	44.1%
Commissions	25,786	52,624	26,838	104.1%
Cost of revenue	62,544	83,891	21,347	34.1%
General and administrative	41,023	44,028	3,005	7.3%
Depreciation and amortization	9,004	10,745	1,741	19.3%

Total operating expenses	163,530	227,573	64,043	39.2%

Operating income	$13,412	$14,395	$983	7.3%

Revenue.  The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 5.3 million subscribers for the year ended December 31, 2007 from 4.6 million for the year ended December 31, 2006, an increase of 13.7% as well as an increase the proportion of revenue from direct marketing arrangements. The growth in our subscriber base has been accomplished primarily through direct marketing efforts from a new client arrangement in 2007 and additional subscribers through continued indirect marketing efforts.

Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 68.2% for the year ended December 31, 2007 from 59.3% in the year ended December 31, 2006.

On February 29, 2008, we received written notice from our client Discover that effective, September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that, under the Omnibus Amendment to the Services Agreement, the authorizations given by customers to Intersections or Discover were obtained solely on behalf of Intersections, for the sole purpose of enabling Intersections to provide its credit monitoring services. Intersections further alleges that Discover has stated that its new credit monitoring provider will rely on the authorizations given to Intersections and not obtain new authorizations. Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. In 2007, Discover customers governed by the Services Agreement accounted for approximately 10% of the consolidated revenues.

The table below shows the percentage of subscribers generated from indirect marketing arrangements.

	Years Ended December 31,
	2006	2007

Percentage of subscribers from indirect marketing arrangements to total subscribers	68.8%	62.8%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	67.8%	55.3%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	40.7%	31.8%

Marketing Expenses.  Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 44.1% to $36.3 million for the year ended December 31, 2007 from $25.2 million for the year ended December 31, 2006. The increase in marketing is primarily a result of increased investment in direct marketing arrangements, as well as increased marketing costs related to additional insurance and membership costs as a result of the acquisition of Intersections Insurance Services in 2006. Amortization of deferred subscription solicitation costs related to marketing for the years ended December 31, 2007 and 2006 were $33.8 million and $19.2 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the years ended December 31, 2007 and 2006 were $2.5 million and $6.0 million, respectively.

As a percentage of revenue, marketing expenses increased to 15.0% for the year ended December 31, 2007 from 14.2% for the year ended December 31, 2006 primarily as the result of an increased investment in marketing for direct marketing arrangements.

Commission Expenses.  Commission expenses consist of commissions paid to clients. Commission expenses increased 104.1% to $52.6 million for the year ended December 31, 2007 from $25.8 million for the year ended December 31, 2006. The increase is related to an increase in sales and subscribers from our direct subscription business and a new client arrangement in 2007.

As a percentage of revenue, commission expenses increased to 21.8% for year ended December 31, 2007 from 14.6% for year ended December 31, 2006 primarily due to increased proportion of revenue from direct marketing arrangements.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 34.1% to $83.9 million for the year ended December 31, 2007 from $62.5 million for the year ended December 31, 2006. The increase in Consumer Products and Services is primarily the result of $19.5 million in increased data costs, higher cost of revenue for initial fulfillment and customer service costs for new subscribers, which are incurred prior to the commencement of related revenue due to the trial periods, as well as a 13.7% growth in our customer base.

As a percentage of revenue, cost of revenue was 34.7% for the year ended December 31, 2007 compared to 35.3% for the year ended December 31, 2006.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 7.3% to $44.0 million for the year ended December 31, 2007 from $41.0 million for the year ended December 31, 2006. The increase in Consumer Products and Services is primarily attributable to additional payroll and administrative expenses associated with the acquisition of Intersections Insurance Services of approximately $2.3 million as well as a $1.6 million increase in share based payment expenses and a $557 thousand increase in consulting and professional fees. The increase is partially offset by a decline in severance costs.

Total share based compensation expense for the years ended December 31, 2007 and 2006 was $2.7 million and $1.1 million, respectively.

As a percentage of revenue, general and administrative expenses decreased to 18.2% for the year ended December 31, 2007 from 23.2% for the year ended December 31, 2006.

Depreciation and Amortization.  Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software, and the amortization of our intangible assets. Amortization increased $1.9 million to $3.3 million for the year ended December 31, 2007 from $1.4 million for the year ended December 31, 2006 primarily attributable to the increase in intangible assets as the result of the acquisition of Intersections Insurance Services and the modification to the amortization method for customer related intangible assets in 2007. We expect amortization to increase due to the acquisition of membership agreements from Citibank on January 31, 2008.

As a percentage of revenue, depreciation and amortization expenses decreased to 4.4% for the year ended December 31, 2007 from 5.1% for the year ended December 31, 2006.

Operating Income.  Operating income in the year ended December 31, 2007 for the Consumer Products and Services segment was $14.4 million. This compares with $13.4 million in the year ended December 31, 2006. Operating income in the year ended December 31, 2007 includes a net impact of $1.1 million in settlement payments from ongoing partner relationships in the normal course of business.

Background Screening Segment

	Years Ended December 31,
	2006	2007	Difference	%

Revenue	$24,109	$29,508	$5,399	22.4%
Operating expenses:
Cost of revenue	12,644	17,738	5,094	40.3%
General and administrative	8,955	14,542	5,587	62.4%
Depreciation and amortization	1,014	1,405	391	38.6%

Total operating expenses	22,613	33,685	11,072	49.0%

Operating (loss) income	$1,496	$(4,177)	$(5,673)	379.2%

Revenue.  Revenue for Background Screening increased 22.4% to $29.5 million for the year ended December 31, 2007 from $24.1 million for the year ended December 31, 2006. The increase in revenue is primarily attributable to increased revenue in the UK operations. The incremental revenue from the UK operations is approximately $4.5 million as the client base remained constant. The UK operation successfully expanded services outside its traditional UK market as we try to capture a larger portion of the emerging global market for background screening. Domestic revenue increased 4.5% or $810 thousand, primarily the result of new clients from our small business marketing efforts. The company’s strategic focus for 2007 was to upgrade, deploy and migrate key clients to the unified operating platform to lay the foundation for future growth at the expense of top-line growth.

Cost of Revenue.  Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue increased 40.3% to $17.7 million for the year ended December 31, 2007 from $12.6 million for the year ended December 31, 2006. Cost of revenue increases are primarily attributable to the UK operations of $4.8 million, specifically direct labor costs in the UK. As a percentage of revenue, labor costs increased from 46.5%, or $2.8 million, in the year ended December 31, 2006 to 58.7%, or $6.2 million, in the year ended December 31, 2007. Cost of revenue for the domestic entity increased $256 thousand as a result of increased case volume in the year ended December 31, 2007.

As a percentage of revenue, cost of revenue was 60.1% for the year ended December 31, 2007 compared to 52.4% for the year ended December 31, 2006.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. General and administrative expenses increased 62.4% to $14.5 million for the year ended December 31, 2007 from $9.0 million for the year ended December 31, 2006. The increase in Background Screening is primarily a result of the acquisition of the UK operations of $3.1 million. There was an overall increase in salaries and benefits of approximately $1.9 million related to our global operations, increased professional fees of $332 thousand for global compliance and $132 thousand increase in expenses other than salaries to initiate the Singapore operations center.

In the first quarter of 2008, we paid approximately $250 thousand of severance related costs.

As a percentage of revenue, general and administrative expenses increased to 49.3% for the year ended December 31, 2007 from 37.1% for the year ended December 31, 2006.

Depreciation and Amortization.  Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software, and the amortization of our intangible assets. Depreciation and amortization increased 38.6% to $1.4 million for the year ended December 31, 2007 from $1.0 million for the year ended December 31, 2006. The increase is primarily attributable to the increase in intangible asset amortization from the formation of Screening International.

As a percentage of revenue, depreciation and amortization expenses increased to 4.8% for the year ended December 31, 2007 from 4.2% for the year ended December 31, 2006.

Other Segment

	Years Ended December 31,
	2006	2007

Revenue	$—	$247
Operating expenses:
Cost of revenue	—	186
General and administrative	—	816
Depreciation and amortization	—	277

Total operating expenses	—	1,279

Operating loss	$—	$(1,032)

On August 7, 2007, our wholly owned subsidiary, Captira Analytical LLC, acquired substantially all of the assets of Hide N’ Seek, LLC, an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs. The purchase price consists of approximately $833 thousand in cash and the right to earn an additional amount of approximately $2.5 million in cash if the company achieves certain cash flow milestones in the future. In addition, Captira agreed to assume approximately $637 thousand in operating liabilities of the seller and we agreed to cancel and forgive $1.5 million in loans from Intersections to the seller and $67 thousand of accrued interest.

Captira has successfully completed development of an initial commercial version of their applications and is in the early stages of market development and adoption of their service offerings by the bail bonds industry. As such, Captira has few clients and revenues are immaterial. However, Captira still incurs substantial monthly overhead expenses for management functions, business development and sales, customer support, technology operations and other functions despite the lack of a large customer base. From the time of acquisition through the end of 2007, these expenses averaged $144 thousand per month.

On November 30, 2007, we completed the acquisition of Net Enforcers, Inc. (“Net Enforcers”), a Florida S corporation, which is a leading provider of corporate identity theft protection services. The preliminary purchase price paid in connection with the acquisition of Net Enforcers was approximately $14.3 million in cash. Additional cash earnout payments of up to $3.5 million may also be made based on specific financial statement metrics and net revenue targets during the first five years following the acquisition.

Net Enforcers’ results became a part of our consolidated financial results as of December 31, 2007. Net Enforcers did not contribute materially to our consolidated revenue, cost of revenue, general and administrative expense or depreciation and amortization for 2007. Net Enforcers contributed approximately 88.4% of Other segment revenue in 2007 and was essentially breakeven on an after tax basis.

Interest Income

Interest income decreased 51.7% to $799 thousand for the year ended December 31, 2007 from $1.7 million for the year ended December 31, 2006. This is primarily attributable to the reduction in short term investments in 2007.

Interest Expense

Interest expense increased 57.6% to $1.4 million for the year ended December 31, 2007 from $875 thousand for the year ended December 31, 2006. This is primarily attributable to a full year of interest expense on our outstanding long term debt, as well as an additional draw on the revolving credit facility in November 2007.

In February 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.

Other Income

Other income increased to $1.1 million for the year ended December 31, 2007 from $173 thousand for the year ended December 31, 2006. This is primarily attributable to a transaction gain from a settlement with an ongoing marketing partner.

Income Taxes

Our consolidated effective tax rate for the year ended December 31, 2007 was 44.5% as compared to 39.9% in the year ended December 31, 2006. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.

Years Ended December 31, 2005 and 2006 (in thousands):

The consolidated result of operations are as follows:

	Consumer
	Products and	Background
	Services	Screening	Other	Consolidated

Year Ended December 31, 2005
Revenue	$151,326	$13,845	$—	$165,171
Operating expenses:
Marketing	19,646	—	—	19,646
Commission	26,687	—	—	26,687
Cost of revenue	50,814	6,537	—	57,351
General and administrative	28,838	5,680	—	34,518
Impairment of software development costs	1,515	—	—	1,515
Depreciation and amortization	5,798	659	—	6,457

Total operating expenses	133,298	12,876	—	146,174

Operating income	$18,028	$969	$—	$18,997

Year Ended December 31, 2006
Revenue	$176,942	$24,109	$—	$201,051
Operating expenses:
Marketing	25,173	—	—	25,173
Commission	25,786	—	—	25,786
Cost of revenue	62,544	12,644	—	75,188
General and administrative	41,023	8,955	—	49,978
Depreciation and amortization	9,004	1,014	—	10,018

Total operating expenses	163,530	22,613	—	186,143

Operating income (loss)	$13,412	$1,496	$—	$14,908

Consumer Products and Services Segment

	Years Ended December 31,
	2005	2006	Difference	%

Revenue	$151,326	$176,942	$25,616	16.9%
Operating expenses:
Marketing	19,646	25,173	5,527	28.1%
Commissions	26,687	25,786	(901)	(3.4)%
Cost of revenue	50,814	62,544	11,730	23.1%
General and administrative	28,838	41,023	12,185	42.3%
Impairment of software development costs	1,515	—	(1,515)	100.0%
Depreciation and amortization	5,798	9,004	3,206	55.3%

Total operating expenses	133,298	163,530	30,232	22.7%

Operating income	$18,028	$13,412	$(4,616)	(25.6)%

Revenue.  Revenue increased 16.9% to $176.9 million for the year ended December 31, 2006 from $151.3 million for the year ended December 31, 2005. The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 4.6 million subscribers for the year ended December 31, 2006 from 3.7 million for the year ended December 31, 2005, an increase of 26.4%. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with new and existing clients, as well as increased revenue from additional insurance and other consumer products and services as a result of the acquisition of Intersections Insurance Services. This increase was partially offset by a decline in revenue as a result of the loss of American Express as a client in May of 2006.

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

In addition, during the fourth quarter of 2006, we experienced a significant increase in the rate of credit card declines at one of our clients due to changes to the manner in which the client administers third-party products. This increase in decline rates occurred simultaneously with a system conversion implemented at the client, and was originally believed to be the result of conversion errors. As a result, we continued providing service to these customers throughout the fourth quarter and into the beginning of 2007, while working with the client to investigate and address the causes of the increased decline rates. We estimate the lost revenue impact to fourth quarter 2006 to be $1.4 million as a result of this increase in credit card decline rates. In the first quarter of 2007, we successfully collected approximately $490 thousand in revenue by re-billing the impacted customers. We cancelled service to approximately 250 to 300 thousand subscribers from this client, and have made adjustments to our going forward assumptions on credit card decline rates associated with this client.

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

Marketing Expenses.  Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 28.1% to $25.2 million for the year ended December 31, 2006 from $19.6 million for the year ended December 31, 2005. This increase is primarily a result of an increase in the cost of marketing directly to the consumer, as well as increased marketing costs related to additional insurance and membership costs as the result of the acquisition of Intersections Insurance Serivces. Amortization of deferred subscription solicitation costs related to marketing for the years ended December 31, 2006 and 2005 were $19.2 million and $19.3 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the years ended December 31, 2006 and 2005 were $6.0 million and $401 thousand, respectively.

As a percentage of revenue, marketing expenses increased to 14.2% for the year ended December 31, 2006 from 13.0% for year ended December 31, 2005 primarily as the result of an increase in direct to consumer marketing.

During 2006, we saw a shift back to more direct marketing due to the acquisition of Intersections Insurance Services, the increase in our commitment to consumer direct and the relationship with a major new financial institution client. In 2006, our marketing expense was $25.2 million and we expect it to be about 50% higher in 2007.

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

Commission Expenses.  Commission expenses consist of commissions paid to clients. Commission expenses decreased 3.4% to $25.8 million for the year ended December 31, 2006 from $26.7 million for the year ended December 31, 2005. The decrease is related to the loss of American Express partially offset by the additional commissions related to insurance and marketing products as the result of the acquisition of Intersections Insurance Services.

As a percentage of revenue, commission expenses decreased to 14.6% for year ended December 31, 2006 from 17.6% for year ended December 31, 2005 primarily as the result of the loss of American Express.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, costs to provide background screening and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 23.1% to $62.5 million for the year ended December 31, 2006 from $50.8 million for the year ended December 31, 2005.

The increase in Consumer Products and Services is primarily the result of a 26.4% increase in our subscriber base. The growth in our subscriber base has been accomplished primarily through continued marketing efforts with new and existing clients and the addition of insurance and other products and services to our client based business as a result of the acquisition of Intersections Insurance Services.

As a percentage of revenue, cost of revenue was 35.3% for the year ended December 31, 2006 compared to 33.6% for the year ended December 31, 2005.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and Administrative expenses increased 42.1% to $41.0 million for the year ended December 31, 2006 from $28.8 million for the year ended December 31, 2005.

Contributing to the increase in Consumer Products and Services were increases in payroll, stock based compensation, severance and professional services, costs related to additional insurance and membership products to our client based business as a result of the acquisition of Intersections Insurance Services, as well as various overhead expenses as a result of our growth and being a public company. During the year ended December 31, 2006 we terminated several executives, which resulted in severance expense of approximately $1.6 million, of which $418 thousand was paid in 2006. In addition, we recorded $1.1 million for stock based compensation expense and $300 thousand related to outside organizational consulting services.

In addition we incurred approximately $200 thousand for termination fees in connection with our terminating a letter of intent to acquire a company.

As a percentage of revenue, general and administrative expenses increased to 23.2% for the year ended December 31, 2006 from 19.1% for the year ended December 31, 2005.

Depreciation and Amortization.  Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software, and the amortization of our intangible assets. Depreciation and amortization increased 55.3% to $9.0 million in 2006 from $5.8 million in 2005 primarily as a result of capital expenditures totaling $10.6 million and $8.3 million in 2005 and 2006, as we continue to expand our infrastructure to meet our growth.

As a percentage of revenue, depreciation and amortization expenses increased to 5.1% in 2006 from 3.8% in 2005. Amortization of intangible assets increased $1.0 million due to assets acquired in 2006.

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

Background Screening Segment

	Years Ended December 31,
	2005	2006	Difference	%

Revenue	$13,845	$24,109	$10,264	74.1%
Operating expenses:
Cost of revenue	6,537	12,644	6,107	93.4%
General and administrative	5,680	8,955	3,275	57.7%
Depreciation and amortization	659	1,014	355	53.9%

Total operating expenses	12,876	22,613	9,737	75.6%

Operating income	$969	$1,496	$527	54.4%

Revenue.  Revenue increased 74.1% to $24.1 million for the year ended December 31, 2006 from $13.8 million for the year ended December 31, 2005. The increase is primarily attributable to the acquisition of the UK operations in May 2006 of approximately $6.0 million. In addition, domestic revenue increased $4.3 million or 31.0% due to new client arrangements and increased volume with existing clients.

Cost of Revenue.  Cost of revenue increased 93.4% to $12.6 million for the year ended December 31, 2006 from $6.5 million for the year ended December 31, 2005. The increase is primarily attributable to the acquisition of the UK operations in May 2006 of $3.9 million and domestic cost of revenue increase of $2.2 million from increased cash volume in the year ended December 31, 2006.

As a percentage of revenue, cost of revenue was 52.4% for the year ended December 31, 2006 compared to 47.2% for the year ended December 31, 2005.

General and Administrative Expenses.  General and administrative expenses increased 58.7% to $9.0 million for the year ended December 31, 2006 from $5.7 million for the year ended December 31, 2005. The increase in Background Screening is primarily a result of the acquisition of the UK operations in May 2006 of $2.0 million and increased payroll expenses of $799 thousand.

As a percentage of revenue, general and administrative expenses decreased to 37.1% for the year ended December 31, 2006 from 41.0% for the year ended December 31, 2005.

Depreciation and Amortization.  Depreciation and amortization expenses increased 53.9% to $1.0 million for the year ended December 31, 2006 from $659 thousand for the year ended December 31, 2005.

As a percentage of revenue, depreciation and amortization expenses decreased to 4.2% for the year ended December 31, 2006 from 4.8% for the year ended December 31, 2005.

Income Taxes

Our consolidated effective tax rate for the year ended December 31, 2006 was 39.9% as compared to 38.3% in the year ended December 31, 2005. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.

Liquidity and Capital Resources

Cash and cash equivalents were $19.8 million as of December 31, 2007 compared to $15.6 million as of December 31, 2006. Cash includes $1.9 million within our 55% owned subsidiary Screening International, and is not directly accessible by us. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days. During the year ended

December 31, 2007 we sold $10.5 million of short-term investments primarily to fund business operations, which include an increased investment in marketing.

Accounts receivable balance as of December 31, 2007 was $25.5 million, including approximately $3.7 million related to Screening International, compared to $22.4 million, including approximately $3.5 million related to Screening International, as of December 31, 2006. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $30.4 million as of December 31, 2007 compared to $26.9 million as of December 31, 2006.

Net cash provided by operations was $4.6 million for the year ended December 31, 2007 compared to $17.9 million for the year ended December 31, 2006. The $13.3 million decrease in net cash provided by operations was primarily the result of increased marketing expenditures.

Net cash used in investing activities was $11.5 million for the year ended December 31, 2007 compared to $33.6 million for the year ended December 31, 2006. Cash used in investing activities for the year ended December 31, 2007 was primarily attributable to the acquisitions of Net Enforcers and Captira, partially offset by $10.5 million provided by the sale of short-term investments.

Net cash provided by financing activities was $11.1 million for the year ended December 31, 2007 compared to $13.6 million used for the year ended December 31, 2006. We used cash for financing activities for the year ended December 31, 2007 of $3.3 million was primarily the result of notes payable repayments on our outstanding credit facility.

In the year ended December 31, 2007, we and Control Risk Group made capital contributions to Screening International of $2.0 million as part of our ongoing ownership commitment. We anticipate making additional capital contributions to this entity in 2008.

On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million. Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility were to be used solely to pay a portion of the purchase price of the acquisition by Intersections of Intersections Insurance Services and related costs and expenses of such acquisition. We borrowed the full $15 million under the term loan facility. The Credit Agreement provides that the term loan and all loans under the revolving credit facility will generally bear interest at a rate per annum equal to LIBOR plus an applicable rate per annum ranging from 1.000% to 1.750%. As of December 31, 2007, the outstanding interest rate was 6.22% and principal balance under the Credit Agreement was $11.7 million.

On November 29, 2007, we amended our Credit Agreement’s financial covenants to remove the requirement that we maintain compliance with a minimum consolidated tangible net worth covenant. In addition, on November 30, 2007, we borrowed $14 million on the revolving loan to finance the acquisition of Net Enforcers, Inc.

The Credit Agreement contains certain customary covenants including, limits or restrictions on the incurrence of liens; the making of investments; the incurrence of certain indenture mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of the Company that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.

Effective January 31, 2008, we amended our Credit Agreement in order to increase the term loan facility to $28 million. In addition, pursuant to the amendment the Company’s subsidiaries Captira Analytical and Net Enforcers were added as co-borrowers under the Credit Agreement.

The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. The amendment also amends certain financial covenants which we are required to maintain compliance with under the Credit Agreement, including minimum consolidated EBIDTA and consolidated leverage ratio covenants, provides new mandatory term loan prepayments based on excess cash flow and the sale or issuance of equity interests, provides a new amortization schedule for the term loan, and revises the acquisition covenant to reduce permitted costs of acquisitions. The amendment requires us to deliver to Bank of America certain information schedules relating to Net Enforcers and Captira within 30 days following the date of the amendment, and it requires the Company to take certain additional post-closing actions to perfect the security interest in the collateral.

On February 1, 2008, we borrowed an additional $16.6 million under the term loan facility. The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $28 million, and is secured by substantially all of our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries.

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

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trade, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time.

For the year ended December 30, 2007, the aggregate cost of shares of common stock repurchased, including commissions, was approximately $916 thousand, respectively, leaving an authorized amount for repurchases of $10.5 million. For the year ended December 31, 2007, we repurchased approximately 102 thousand shares of common stock under our repurchase program. The average price per share, excluding commissions, was $9.06. See Item 5 of Part II of this filing for further information on this repurchase program.

The following table sets forth information regarding our contractual obligations at December 31, 2007 (in thousands):

	Year Ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter

Contractual Obligations at December 31, 2007
Capital leases(1)	$1,754	$1,077	$498	$179	$—	$—	$—
Operating leases	5508	2,382	1,311	770	375	340	330
Long term debt(2)	25,693	3,346	3,347	3,333	15,667	—	—
Software license & other arrangements(3)	9,784	6,784	3,000	—	—	—	—

	$42,739	$13,589	$8,156	$4,282	$16,042	$340	$330

(1)	Includes interest expenses

(2)	Effective as of January 31, 2008, we amended our Credit Agreement in order to increase the term loan facility to $28 million. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. The amendment also amends certain financial covenants which we are required to maintain compliance with under the Credit Agreement, including minimum consolidated EBIDTA and consolidated leverage ratio covenants, provides new mandatory term loan prepayments based on excess cash flow and the sale or issuance of equity interests, provides a new amortization schedule for the term loan and revises the acquisition covenant to reduce permitted costs of acquisitions. This does not include interest expense.

(3)	Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In 2008 the Company is obligated to pay a) an additional $6.0 million of minimum royalties in which any further minimum royalty payments by us are either paid at our sole discretion or are subject to termination by us under certain contingent conditions, b) an increasing adjustment based on the greater of the cumulative change in the Consumer Price Index over the prior 60 months or 2% and c) $432 thousand to our related party under these contracts through December 31, 2008. The amounts in the table represent only the noncanceable portion of each respective arrangement. In general, contracts can be terminated with 90 day notice.

As part of the acquisition of Net Enforcers, additional consideration of $3.5 million in cash is if Net Enforcers achieves certain financial statement metrics and revenue targets in the future. Based on the limited time of ownership, we are unable to determine the probability of these payments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

We had cash and cash equivalents totaling $19.8 million and $15.6 million at December 31, 2007 and 2006, respectively. Our cash and cash equivalents are highly liquid investments and consist primarily of short term U.S. Treasury securities with original maturity dates of less than 90 days. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). Based upon our outstanding long term debt subject to variable interest rates as of December 31, 2007 of $25.7 million, a 60 basis point movement in the LIBOR rate would result in a change in annual pretax interest expense of approximately $152 thousand based on our current level of borrowing.

In February 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.

Foreign Currency

We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency rate exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the United Kingdom, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollars for US GAAP reporting. As a result, our financial results are affected by fluctuations in the foreign currency exchange rates. The impact of the transaction gains and losses on the income statement was a loss of $61 thousand for the year ended December 31, 2007. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position results of operations and cash flows and we believe that a near term 10%

appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.

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

In February 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the specified criteria.

During the year ended December 31, 2007, we completed our acquisitions of Captira Analytical, LLC and Net Enforcers, Inc. As part of the post-closing integration, we are engaged in the process of assessing the internal controls and processes of Captira Analytical and Net Enforcers under COSO framework and, where Captira Analytical’s and Net Enforcers’ controls are different from those of the Company, we are revising their controls to make them consistent with the Company’s controls. We believe this process will be completed in 2008. Management has excluded the internal controls of Captira Analytical and Net Enforcers from its annual assessment of the effectiveness of the company’s internal control over financial reporting (Section 404) for 2007. This exclusion is in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition. The Company has not identified any material weaknesses in the internal controls of these entities.

Attestation Report of Registered Public Accounting Firm

The information required by this item is set forth beginning on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	Exhibits

Exhibit
Number		Description

2.1		Merger Agreement, by and among the Registrant, CMSI Merger Inc., Chartered Marketing Services, Inc., and Chartered Holdings, LLC and other shareholders of Chartered Marketing Services, Inc., dated as of June 9, 2006 (Incorporated by reference to Exhibit 2.1, filed with the Form 8-K dated July 7, 2006)
2.2		Letter Agreement by and among the Registrant, Chartered Marketing Services, Inc. and Michael J. Kennealy, dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2, filed with the Form 8-K dated July 7, 2006)
2	.3*	Membership Purchase Agreement dated January 31, 2008 between Registrant and Citibank (South Dakota), N.A.
2.4		Asset Purchase Agreement dated August 7, 2007 among Registrant, Captira Analytical, LLC, Hide N’Seek, LLC and certain members of Hide N’Seek, LLC (Incorporated by reference to Exhibit 2.1 filed with the Form 8-k dated August 7, 2007).
3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”))
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1, filed with the Form 8-K dated October 14, 2007)
10.1		Amended and Restated Marketing and Services Agreement dated April 20, 2007, by and between the Registrant, on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K dated April 20, 2007).
10	.2.1†	Consumer Credit Information Service Agreement, dated as of March 12, 1997, by and between CreditComm Services LLC and American Express Travel Related Services Company, Inc., as amended. (Incorporated by reference to Exhibit 10.2, filed with the Form S-1)
10	.2.2	Services Transition Agreement, dated as of December 21, 2005, between the Registrant and American Express Travel Related Services (Incorporated by reference to Exhibit 10.1, filed with Form 8-K dated December 29, 2005).
10	.3†	Agreement, dated as of April 29, 2001, between the Registrant and Discover Financial Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form S-1)
10	.4†	Agreement for Services Administration, dated as of March 11, 2002, between the Registrant and Discover Bank (Incorporated by reference to Exhibit 10.4, filed with the Form S-1)
10	.5†	Program Provider Agreement, dated as of August 1, 2002, among the Registrant, Citibank (South Dakota), N.A., Citibank USA N.A. and Citicorp Credit Services, Inc. (Incorporated by reference to Exhibit 10.5, filed with the Form S-1)
10	.6.1†	Agreement -- Consumer Disclosure Services, dated as of April 7, 1997, by and between CreditComm Services LLC, Equifax Credit Information Services, Inc. and Digital Matrix Systems, as amended by the First Addendum dated March 30, 2001 and the Second Addendum dated November 27, 2001. (Incorporated by reference to Exhibit 10.6, filed with the Form S-1)
10	.6.2	Amendment, effective as of January 24, 2006, of Agreement -- Consumer Disclosure Service, between the Registrant and Equifax Credit Information Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form 8-K dated January 30, 2006).
10	.7.1	Agreement for Credit Monitoring Batch Processing Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Services, Inc. (Incorporated by reference to Exhibit 10.7, filed with the Form S-1)
10	.7.2	Amendment, effective as of January 24, 2006, of Agreement for Credit Monitoring Batch Processing Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).
10	.8.1	Master Agreement for Marketing, Operational and Cooperative Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Consumer Services, Inc., as amended, together with Addendum Number Two, dated May 31, 2002. (Incorporated by reference to Exhibit 10.8, filed with the Form S-1)

Exhibit
Number		Description

10	.8.2	Amendment, effective as of January 24, 2006, of Master Agreement for Marketing, Operational and Cooperative Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).
10	.9†	CapitalOne Project Agreement pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated May 31, 2002. (Incorporated by reference to Exhibit 10.9, filed with the Form S-1)
10	.10†	CapitalOne Project Agreement Two pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated December 23, 2002. (Incorporated by reference to Exhibit 10.10, filed with the Form S-1)
10	.11†	CapitalOne Project Agreement Three pursuant to Addendum Number Three to Master Agreement for Marketing, Operational and Cooperative Services, dated November 22, 2002. (Incorporated by reference to Exhibit 10.11, filed with the Form S-1)
10	.12.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)
10	.12.2†	Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).
10	.13†	Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)
10	.14†	Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)
10	.15.1	Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).
10	.15.2	Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.15.3	Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).
10	.15.4	Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)
10.16		Employment Agreement between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1, filed with the Form S-1)
10.17		Severance and Release Agreement, by and between the Registrant and Kenneth D. Schwarz, dated as of January 5, 2007 (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 5, 2007)
10.18		Employment Agreement between the Registrant and Neal Dittersdorf. (Incorporated by reference to Exhibit 10.19, filed with the Form S-1)
10.19		Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)
10.20		Employment Agreement, dated as of January 13, 2005, by and between the Registrant and George K. Tsantes (Incorporated by reference to Exhibit 10.22, filed with the 2004 10-K).
10	.21.1	Credit Agreement, by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A., and L/C Issuer, dated as of July 3, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 7, 2006)

Exhibit
Number		Description

10	.21.2*	Amendment dated November 29, 2007 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer.
10	.21.3*	Amendment effective as of January 31, 2008 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer.
10.22		Joint Venture Agreement, between the Registrant, Control Risk Group Limited, Control Risk Group Holdings Limited, and Screening International LLC, dated as of May 15, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated August 8, 2006)
10.23		Employment Agreement by and between the Registrant and John G. Scanlon (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 5, 2007)
10	.24*	Stock Purchase Agreement dated November 9, 2007 among Registrant, Net Enforcers, Inc. and Joseph C. Loomis.
14.1		Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Madalyn Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Madalyn Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia

We have audited the internal control over financial reporting of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Captira Analytical, LLC and Net Enforcers, Inc., which were acquired on August 7, 2007 and November 30, 2007, respectively, and whose financial statements constitute 9.0 percent of total assets and 0.1 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Captira Analytical, LLC and Net Enforcers, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2008

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2007
(In thousands)

	December 31,
	2006	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,580	$19,780
Short-term investments	10,453	—
Accounts receivable, net of allowance of doubtful accounts of $38 and $37	22,369	25,471
Prepaid expenses and other current assets	5,241	6,217
Income tax receivable	2,113	4,329
Note receivable	750	—
Deferred subscription solicitation costs	11,786	21,912

Total current assets	68,292	77,709

PROPERTY AND EQUIPMENT — net	21,699	18,817
GOODWILL	66,663	76,506
INTANGIBLE ASSETS — net	12,388	16,855
OTHER ASSETS	10,425	16,381

TOTAL ASSETS	$179,467	$206,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable — current portion	$3,333	$3,346
Note payable to Control Risks Group Ltd.	—	900
Capital leases — current portion	1,176	1,001
Accounts payable	5,193	10,647
Accrued expenses and other current liabilities	15,690	15,187
Accrued payroll and employee benefits	7,073	4,945
Commissions payable	1,194	2,413
Deferred revenue	5,292	2,886
Deferred tax liability — current portion	2,483	6,019

Total current liabilities	41,434	47,344

NOTE PAYABLE — less current portion	11,667	22,347
OBLIGATIONS UNDER CAPITAL LEASES — less current portion	1,637	699
OTHER LONG-TERM LIABILITIES	551	2,071
DEFERRED TAX LIABILITY — less current portion	8,152	8,935

TOTAL LIABILITIES	63,441	81,396

MINORITY INTEREST	11,450	10,024
STOCKHOLDERS’ EQUITY:
Common stock ($0.01 par); shares authorized: 50,000; shares issued 17,836 shares (2006) and 18,172 shares (2007); 16,871 shares outstanding (2006) and 17,105 (2007)	178	182
Additional paid-in capital	95,462	99,706
Treasury stock, 965 and 1,067 shares at cost in 2006 and 2007	(8,600)	(9,516)
Retained earnings	17,447	24,357
Accumulated other comprehensive income	89	119

Total stockholders’ equity	104,576	114,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,467	$206,268

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands, except per share amounts)

REVENUE	$165,171	$201,051	$271,723
OPERATING EXPENSES:
Marketing	19,646	25,173	36,285
Commission	26,687	25,786	52,624
Cost of revenue	57,351	75,188	101,815
General and administrative	34,518	49,978	59,386
Depreciation and amortization	6,457	10,018	12,427
Impairment of software development costs	1,515	—	—

Total operating expenses	146,174	186,143	262,537

INCOME FROM OPERATIONS	18,997	14,908	9,186
Interest income	1,265	1,655	799
Interest expense	(82)	(875)	(1,380)
Other income — net	37	173	1,139

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	20,217	15,861	9,744
INCOME TAX EXPENSE	(7,747)	(6,328)	(4,329)
MINORITY INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	—	(97)	1,451

NET INCOME	$12,470	$9,436	$6,866

NET INCOME PER SHARE — basic	$0.73	$0.56	$0.40

NET INCOME PER SHARE — diluted	$0.70	$0.54	$0.39

Weighted average common shares outstanding — basic	17,002	16,770	17,096
Weighted average common shares outstanding — diluted	17,815	17,606	17,479

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2006 and 2007

						Accumulated
	Common		Additional	Treasury		Other
	Stock		Paid-in	Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Total
	(In thousands)

BALANCE, JANUARY 1, 2005	17,325	$173	$91,413	—	$—	$—	$(4,459)	$87,127
Issuance of common stock upon exercise of stock options & warrants	285	3	1,140	—	—	—	—	1,143
Amortization of deferred compensation	—	—	20	—	—	—	—	20
Repurchase of Company stock	—	—	—	965	(8,600)	—	—	(8,600)
Tax benefit of stock options exercised	—	—	784	—	—	—	—	784
Net income	—	—	—	—	—	—	12,470	12,470

BALANCE, DECEMBER 31, 2005	17,610	$176	$93,357	965	$(8,600)	$—	$8,011	$92,944

Issuance of common stock upon exercise of stock options & warrants	226	$2	$470	—	$—	$—	$—	$472
Amortization of deferred compensation	—	—	10	—	—	—	—	10
Stock based compensation	—	—	1,111	—	—	—	—	1,111
Tax benefit of stock options exercised	—	—	514	—	—	—	—	514
Net income	—	—	—	—	—	—	9,436	9,436
Foreign currency translation adjustments	—	—	—	—	—	89	—	89

Comprehensive Income	—	—	—	—	—	—	—	9,525

BALANCE, DECEMBER 31, 2006	17,836	$178	$95,462	965	$(8,600)	$89	$17,447	$104,576

Issuance of common stock upon exercise of stock options & warrants	336	$4	$1,031	—	$—	$—	$—	$1,035
Stock based compensation	—	—	2,715	—	—	—	—	2,715
Tax benefit of stock options exercised	—	—	498	—	—	—	—	498
Adoption of FIN No. 48	—	—	—	—	—	—	44	44
Repurchase of Company stock	—	—	—	102	(916)	—	—	(916)
Net income	—	—	—	—	—	—	6,866	6,866
Foreign currency translation adjustments	—	—	—	—	—	30	—	30

Comprehensive Income	—	—	—	—	—	—	—	6,896

BALANCE, DECEMBER 31, 2007	18,172	$182	$99,706	1,067	$(9,516)	$119	$24,357	$114,848

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,470	$9,436	$6,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,457	10,113	12,556
Amortization of gain from sale leaseback	—	(95)	(94)
Loss on disposal of fixed assets	15	54	60
Excess tax benefit from share based compensation	784	—	—
Amortization of debt issuance cost	—	31	75
Provision for doubtful accounts	19	33	(2)
Deferred income tax	2,418	2,142	4,417
Shared based compensation	20	1,121	2,715
Amortization of deferred subscription solicitation costs	21,714	21,175	35,012
Impairment of software development costs	1,515	—	—
Minority interest in net income (loss) of Screening International, LLC	—	97	(1,451)
Foreign currency transaction losses, net	—	—	61
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(4,795)	(3,998)	(2,663)
Prepaid expenses and other current assets	(294)	129	(1,018)
Income tax receivable	—	(2,341)	(2,740)
Deferred subscription solicitation costs	(21,347)	(20,583)	(46,718)
Other assets	(5,807)	(4,085)	(4,375)
Accounts payable	183	(2,154)	4,806
Accrued expenses and other current liabilities	1,969	3,921	(836)
Accrued payroll and employee benefits	888	2,932	(2,151)
Commissions payable	34	(771)	1,220
Current tax payable	1,116	(1,115)	—
Deferred revenue	197	1,403	(2,640)
Other long-term liabilities	41	452	1,489

Net cash provided by operating activities	$17,597	$17,897	$4,589

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	$(10,552)	$(8,331)	$(6,075)
Cash received in the acquisition of Screening International, LLC	—	1,710	—
Cash paid in the acquisition of Intersections Insurances Services Inc.	—	(50,609)	(5)
Cash paid in the acquisition of Hide N’ Seek, LLC, net of cash received	—	—	(1,686)
Cash paid in the acquisition of Net Enforcers, Inc., net of cash received	—	—	(14,168)
Proceeds from sale-leaseback	1,243	—	—
Sale of short-term investments	6,084	23,634	10,453

Net cash used in investing activities	$(3,225)	$(33,596)	$(11,481)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Cash proceeds from stock options exercised	1,143	471	1,035
Excess tax benefit of stock options exercised	—	514	498
Proceeds from debt issuance	—	15,000	14,900
Debt issuance costs	—	(261)	—
Note receivable	—	(750)	—
Repurchase of common stock	(8,600)	—	(916)
Repayments on note payable	—	—	(3,382)
Capital lease payments	(1,387)	(1,391)	(1,037)

Net cash (used in) provided by financing activities	$(8,844)	$13,583	$11,098

EFFECT OF EXCHANGE RATE ON CASH	—	141	(6)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,528	(1,975)	4,200
CASH AND CASH EQUIVALENTS — Beginning of period	12,027	17,555	15,580

CASH AND CASH EQUIVALENTS — End of period	$17,555	$15,580	$19,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$117	$655	$1,084

Cash paid for taxes	$3,437	$5,384	$3,078

NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$1,596	$—	$—

Equipment financed	$203	$—	$—

Equipment accrued but not paid	$248	$185	$363

Equipment under sale lease back	$1,243	$—	$—

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2006 and 2007

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

We acquired American Background Information Services, Inc. (“ABI”), in November 2004. In May 2006, we created SI with CRG by combining ABI with CRG’s background screening division. We own 55% of SI, and have the right to designate a majority of the five-member board of directors. CRG owns 45% of SI. We and CRG have agreed to cooperate to meet any future financing needs of SI, including guaranteeing third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.

We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment also includes the data security breach services we provide to assist organizations in responding to compromises of sensitive personal information. We help these clients notify the affected individuals, and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individual. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes the newly acquired Captira Analytical, LLC (“Captira”), which provides software and automated service solutions for the bail bonds industry and Net Enforcers, Inc (“Net Enforcers”), which provides corporate identity theft protection services.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. Our financial results include ABI for the period January 1, 2005 through May 30, 2006, and SI, which combined ABI with CRG’s background screening business, for the period May 31, 2006 through December 31, 2007. We own 55% of SI. Our financial results also include IISI, which we acquired on July 3, 2006. In addition, our financial results for the year ended December 31, 2007 include Captira, which we acquired from Hide N’Seek, LLC on August 7, 2007 and Net Enforcers which we acquired on November 30, 2007. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated.

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

Short-Term Investments

Our investments consist of short-term U.S. Treasury securities with original maturities greater than 90 days but no greater than six months. These investments are categorized as held to maturity and are carried at amortized cost because we have both the intent and the ability to hold these investments until they mature. Discounts are accreted into earnings over the life of the investment. Interest income is recognized when earned. Our short-term investments were sold during 2007 to fund business operations, which include an increased investment in marketing.

Foreign Currency Translation

We account for foreign currency translation and transaction gains and losses in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. We translate the assets and liabilities of our foreign subsidiary at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net income.

Our financial results for the year ended December 31, 2007 includes a net impact of $1.1 million related to a foreign currency transaction gain.

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

In December 2006, we entered into a note receivable with Captira in the amount of $750 thousand. In addition, we increased the note receivable by $750 thousand in 2007. In conjunction with the acquisition of Captira, we forgave the outstanding note balance of $1.5 million in the year ended December 31, 2007, including $67 thousand of interest, as discussed in Note 3.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment, including property and equipment under finance leases, are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Life
(In years)

Machinery and equipment	3-5
Software	3-5
Furniture and fixtures	5
Leasehold improvements	Shorter of lease term or useful life
Building	30

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with SFAS No. 141, Business Combinations. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We have elected to perform our annual analysis as of October 31 of each fiscal year. As of October 31, 2007, no indicators of impairment have been identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology related assets. Such intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives, which are generally three to ten years.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. We had no such impairments in the years ended December 31, 2005, 2006 or 2007.

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

Revenue Recognition

We recognize revenue on 1) identity theft, credit management and background services, 2) accidental death insurance and other membership products and 3) other monthly subscription products.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

The amount of revenue recorded by us is determined in accordance with FASB’s EITF 99-19. For insurance products we generally record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2006 and 2007 totaled $1.8 million and $1.3 million, respectively.

Other Monthly Subscription Products

We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue from providing management service solutions, offered by Captira Analytical, on a monthly subscription basis and online brand protection and brand monitoring, offered by Net Enforcers.

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

Deferred subscription solicitation costs included in the accompanying balance sheet as of December 31, 2006 and 2007, were $11.8 million and $21.9 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statement of operations, for the years ended December 31, 2005, 2006, and 2007 was $21.7 million, $21.2 million, and

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$35.0 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our consolidated statement of operations, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the years ended December 31, 2005, 2006, and 2007 were $401 thousand, $6.0 million, and $2.5 million, respectively.

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The prepaid commissions are shown in prepaid expenses and other current assets on our consolidated balance sheet. Amortization is included in commissions expense on our consolidated statement of operations.

Deferred Debt Issuance Costs

Deferred debt issue costs are stated at cost, less accumulated amortization, and are included in other assets. Amortization of debt issuance costs is over the life of the loan under the effective interest method.

Software Development Costs

We develop software for our internal use and capitalize these software development costs incurred during the application development stage in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP”) and EITF 00-2, Accounting for Web Site Development Costs. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three to five years.

In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, in the first quarter of 2005, we re-assessed the development effort related to our small business product in an effort to launch the product sooner and with less additional investment. Consequently, we decided to adopt an alternative approach resulting in the recognition of an impairment loss of approximately $1.4 million related to software development costs. In addition, we entered into a new agreement with a client that required an investment in new software resulting in an additional impairment loss of approximately $150 thousand in the first quarter of 2005. We had no impairments during 2006 or 2007.

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

We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fifty percent likelihood of being realized upon ultimate settlement. We adopted the provisions of FIN No. 48 on January 1, 2007. Refer to Note 11 for further discussion of income taxes and the impact of adopting FIN No. 48.

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

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2007 was $1.1 million and $2.7 million, respectively. The Company recognized no compensation expense in accordance with APB No. 25 for the year ended December 31, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, our earnings before income tax expense and net earnings for the year ended December 31, 2006 were $177 thousand and $106 thousand lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The impact to our earnings before income tax expense and net earnings for the year ended December 31, 2007 were $894 thousand and $518 thousand, respectively, than if we had continued to account for share-based compensation under APB No. 25. The related impact in 2006 and 2007 to basic and diluted earnings per share is $0.01 for the year ended December 31, 2006 and $0.03 for the year ended December 31, 2007.

Prior to the adoption of SFAS No. 123R, the Company reported the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating cash inflows in its consolidated statements of cash flows. In accordance with SFAS No. 123R, the Company revised its statement of cash flows presentation prospectively to include these excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the years ended December 31, 2007 and 2006, the Company reported $498 thousand and $514 thousand, respectively, of excess tax benefits as a financing cash inflow.

Through December 31, 2005, we accounted for grants of stock option using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and have provided the pro forma disclosures of net income and net income per share for the year ended December 31, 2005 in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, using the fair value method. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of that option. We accounted for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

The following table reflects the impact on net income and earnings per common share as if we had applied the fair value based method of recognizing share-based compensation costs as presented by SFAS No. 123 for the year ended of December 31, 2005:

2005

Net income:
As reported	$12,470
Deduct: total stock-based employee compensation expense determined under the fair value method, net of tax	(4,975)

Pro forma	$7,495

Net income per basic share:
As reported	$0.73
Pro forma	$0.44
Net income per diluted share:
As reported	$0.70
Pro forma	$0.42

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

The following weighted-average assumptions were used for option grants during the years ended December 31, 2005, 2006 and 2007:

Expected Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the years ended December 31, 2005, 2006 and 2007 were zero.

Expected Volatility.  The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as described in SAB No. 107. Due to the fact that we have only been a public company for approximately four years, we believe that there is not a substantive share price history to calculate accurate volatility and have elected to use the average volatility of companies similar to us

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in size or industry. At the point when we have enough public history, we will reconsider the utilization of our own stock price volatility.

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.  The expected term of options granted during the year ended December 31, 2007 was determined under the simplified calculation provided in SAB No. 107, as amended by SAB No. 110 ((vesting term + original contractual term)/2). For the majority of grants valued during the years ended December 31, 2006 and 2007, the options had graded vesting over 4 years (25% of the options in each grant vest annually) and the contractual term was 10 years. Prior to 2006, we estimated the expected term to be 4 years.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2006	2007

Expected dividend yield	0%	0%	0%
Expected volatility	52%	44%	38%
Weighted average risk free interest rate	3.62%	4.73%	4.19%
Weighed average expected life of options	4 years	6.2 years	6.2 years

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

For the years ended December 31, 2005, 2006 and 2007, options to purchase 2.9 million, 3.1 million, and 3.2 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

A reconciliation of basic income per common share to diluted income per common share is as follows (in thousands, except per share data):

	2005	2006	2007

Net income available to common shareholders — basic and diluted	$12,470	$9,436	$6,866

Weighted average common shares outstanding — basic	17,002	16,770	17,096
Dilutive effect of common stock equivalents	813	836	383

Weighted average common shares outstanding — diluted	17,815	17,606	17,479

Income per common share:
Basic	$0.73	$0.56	$0.40
Diluted	$0.70	$0.54	$0.39

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

During 2005, we began holding repurchased shares of our common stock as treasury stock. In 2007, we continued to repurchase shares of our common stock. We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity.

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services provided by Intersections and Intersections Insurance Services. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. We are in the process of evaluating the impact, if any, SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We are in the process of evaluating the impact, if any, SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141 on accounting for business combinations, specifically the cost-allocation process. SFAS No. 141R requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. In addition, an acquirer is required to recognize assets or liabilities arising from contractual contingencies as of the acquisition date, at their acquisition date fair values. Acquisition related costs that were previously allocated to the assets acquired and liabilities assumed under SFAS No. 141 should be recognized separately from the acquisition under SFAS No. 141R. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that SFAS No. 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, as well as expanded

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that SFAS No. 160 will have on our consolidated financial statements.

3.	Business Acquisitions

Net Enforcers

On November 30, 2007, we acquired all of the outstanding shares of Net Enforcers, Inc., a Florida S corporation, for approximately $14.3 million in cash. Additional consideration up to approximately $3.5 million in cash is due if such company achieves certain financial statement metrics and revenue targets in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as additional purchase price.

The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. Due to the proximity of the closing date of the acquisition to our reporting date, the assignment of amounts to some assets acquired and liabilities assumed was not complete. The provisional measurement was prepared on the basis of all information then available. Within the twelve month allocation period, we expect the goodwill and intangible asset amounts to change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$576
Intangible assets:
Trade name (indefinite)	$1,114
Customer relationships (estimated useful life of 9 years)	2,632
Non-compete agreement (estimated useful life of 5 years)	560
Existing developed technology assets (estimated useful life of 4 years)	1,803

Total intangible assets		6,109
Goodwill		8,437
Other current liabilities		(829)

Net assets acquired		$14,293

The $8.4 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes. Net Enforcers is a leading provider of corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring and other services. Through a combination of proprietary technology and specialized business processes, Net Enforcers helps corporate brand owners prevent illegal trademark and copyright abuse, counterfeit product and service sales, grey market sales, channel policy violations, and other business risks of the online world. Net Enforcers complements our industry leading, consumer-focused identity theft protection services with offerings of corporate identity theft protection services.

The pro forma impact of Net Enforcers on our historical operating results is not material.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Captira Analytical

On August 7, 2007, our wholly owned subsidiary, Captira Analytical LLC, acquired substantially all of the assets of Hide N’ Seek, LLC (“Seller”), an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs. Additional consideration up to approximately $2.5 million in cash is due if the Company achieves certain cash flow milestones in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as additional purchase price.

The estimated purchase price consists of the following (in thousands):

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$13
Property, plant and equipment		174
Intangible assets:
Trade name (estimated useful life of 4 years)	$407
Existing developed technology assets (estimated useful life of 4 years)	1,297

Total intangible assets		1,704
Goodwill		1,251

Net assets acquired		$3,142

The $1.3 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes. Captira provides software and automated service solutions for the bail bonds industry, including office automation, bond inventory and client tracking, and public records and reports for the purpose of evaluating bond applications.

The acquisition of Captira continues our diversification into related business lines in which our skills and expertise in data sourcing, secure management of personal confidential information, and commercialization of data-oriented products are key success factors. Captira’s services complement our security focused product offerings in our other business lines and leverages our industry relationships to create a differentiated set of services to the bail bonds industry.

The pro forma impact of Captira or Hide N’Seek on the Company’s historical operating results is not material.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersections Insurance Services

On July 3, 2006, we acquired all of the outstanding shares of IISI, formerly Chartered Marketing Services, Inc. for $54.3 million in cash, which included $364 thousand in acquisition costs. $15 million of the purchase price was financed through borrowings on a new term loan with the balance financed through cash on hand and short term investments. Of the total cash consideration, approximately $5.5 million was distributed to an escrow account and may be used for indemnification claims as set forth in the escrow agreement. In the year ended December 31, 2007, we filed a claim for $4.2 million related to various federal and state tax matters pursuant to the escrow agreement. All funds remaining in the account will be distributed to the former IISI shareholders in accordance with the acquisition agreement on September 16, 2008. In order to fund the purchase of IISI we sold $27.8 million of short-term investments. There was no gain or loss recognized on the sales of these investments. The results of IISI’s operations have been included in the consolidated financial statements since the date of acquisition. IISI is a marketer of various insurance products and services. As a result of the acquisition, we have diversified our client and product portfolios. In addition, IISI provides us access to new market segments, particularly with large mortgage servicers.

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

In connection with the IISI acquisition, we commenced integration activities which have resulted in involuntary terminations. The liability for involuntary termination benefits covers approximately 15 employees, primarily in general and administrative functions. In 2006 we recorded $2.6 million of severance and severance-related costs in the above allocation of the cost of the acquisition in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. We expect to pay the remaining balance of severance and severance-related costs of during 2008.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the obligations recognized in connection with the IISI acquisition and the activity to date (in thousands):

	Year Ended December 31,
	2006	2007

Beginning balance	$2,332	$2,016
Payments	(316)	(2,000)
Other increases (decreases)	—	248

Ending balance	$2,016	$264

The following table summarizes unaudited pro forma financial information assuming the IISI acquisition had occurred on January 1, 2005. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

	Year Ended December 31,
	2005	2006
	(In thousands, except
	share data)
	(Unaudited)

Revenue	$211,988	$222,404
Net Income	$15,515	$10,608
Basic earning per share	$0.91	$0.63
Diluted earnings per share	$0.87	$0.60

Screening International, LLC

As described in Note 1, in May 2006 we created SI for the purpose of combining our wholly-owned subsidiary ABI and CRG’s U.K. background screening business, Control Risks Screening Limited (“CRS”). SI provides global pre-employment background screening services. As a result of the transaction, we have expanded our background screening business worldwide.

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

In the year ended December 31, 2007, we and CRG loaned SI a total of $2.0 million as part of its ownership commitment. The note is an on demand loan with interest of 8% per annum.

The final determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. This determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The purchase price of the acquisition is $11.8 million, which included $529 thousand in acquisition costs.

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

The $6.8 million of goodwill was assigned to the Background Screening segment. The goodwill is not deductible for tax purposes.

4.	Prepaid Expenses and Other Current Assets.

The components of our prepaid expenses and other current assets are as follows:

	December 31,	December 31,
	2006	2007
	(In thousands)

Prepaid services	$1,400	$1,167
Prepaid contracts	989	1,825
Other	2,852	3,225

	$5,241	$6,217

5.	Deferred Subscription Solicitation Costs

Deferred subscription solicitation costs included in the accompanying balance sheet as of December 31, 2006 and 2007, were $11.8 million and $21.9 million, respectively. Amortization of deferred subscription solicitation costs for the years ended December 31, 2005, 2006 and 2007 was $21.7 million, $21.2 million and $35.0 million, respectively and is included as a component of marketing and commissions expense on our statement of consolidated operations. Subscription solicitation costs expensed as incurred related to marketing costs as they did not meet the criteria for deferral in accordance with SOP 93-7, which are included in marketing expenses on our consolidated statement of operations, for the years ended December 31, 2005, 2006 and 2007 were $401 thousand, $6.0 million and $2.5 million, respectively.

On December 21, 2005, we signed a Services Transition Agreement with American Express. Pursuant to the Services Transition Agreement, we provided our current consumer services through May 31, 2006, to subscribers who pay for the service through their Amex credit cards. We were compensated for those services through April 30, 2006, based on the commission structure in effect under the existing agreement with American Express, and from May 1, 2006, to May 31, 2006, based on a service fee per subscriber. We did not service those subscribers after May 31, 2006. The Services Transition Agreement provided for a payment to the Company of $1.0 million for the reimbursement of certain marketing costs previously incurred by us and transition costs to be incurred by us through May 31, 2006. We recorded $675 thousand of this $1 million reimbursement as we amortized the deferred solicitation costs through May 31, 2006 as a reduction to marketing expenses. The remaining balance of $325 thousand was recorded to other income in May 2006.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consist of the following as of:

	December 31,	December 31,
	2006	2007
	(In thousands)

Machinery and equipment	$18,920	$20,893
Software	19,420	24,434
Software development-in-progress	2,913	1,685
Furniture and fixtures	1,767	2,101
Leasehold improvements	3,793	3,862
Building	725	725
Land	25	25

	47,563	53,725
Less: accumulated depreciation	(25,864)	(34,908)

Property and equipment — net	$21,699	$18,817

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31,	December 31,
	2006	2007
	(In thousands)

Leased property consisting of machinery and equipment	$5,056	$5,125
Less: accumulated depreciation	(2,742)	(3,843)

	$2,314	$1,282

Depreciation of fixed assets and software for the years ended December 31, 2005, 2006 and 2007 were $6.1 million, $8.6 million and $9.1 million, respectively.

7.	Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer
	Products	Background
	and Services	Screening	Other	Total

Balance, December 31, 2005	$—	$16,741	$—	$16,741
Acquired during the year	43,080	6,842	—	49,922

Balance, December 31, 2006	$43,080	$23,583	$—	$66,663

Adjusted during the year	155	—	—	155
Acquired during the year	—	—	9,688	9,688

Balance, December 31, 2007	$43,235	$23,583	$9,688	$76,506

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles consisted of the following (in thousands):

	December 31, 2006			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Customer related	$9,652	$(1,133)	$8,519	$12,284	$(3,069)	$9,215
Marketing related	2,978	(458)	2,520	4,499	(1,394)	3,105
Technology related	1,499	(150)	1,349	4,599	(615)	3,984
Non-Compete agreement	—	—	—	560	(9)	551

Total amortizable intangible assets	$14,129	$(1,741)	$12,388	$21,942	$(5,087)	$16,855

Intangible assets are generally amortized over a period of three to ten years. For the years ended December 31, 2005, 2006 and 2007, we had an aggregate amortization expense of $338 thousand, $1.4 million and $3.3 million, respectively, which were included in depreciation and amortization expense on the consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the years ending December 31,
2008	$4,050
2009	3,271
2010	2,426
2011	1,921
2012	1,331
Thereafter	3,856

$16,855

8.	Other Assets.

The components of our other assets are as follows:

	December 31,	December 31,
	2006	2007
	(In thousands)

Prepaid royalty payments	$9,705	$14,207
Prepaid contracts	512	496
Escrow receivable	—	1,030
Other	208	648

	$10,425	$16,381

In February and March, 2005, respectively, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that were introduced in the first quarter of 2006. Under these arrangements, we pay non-refundable royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Prepaid royalties will be applied against future royalties incurred and the minimum royalty payments.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses and Other Current Liabilities.

The components of our accrued expenses and other liabilities are as follows:

	December 31,	December 31,
	2006	2007
	(In thousands)

Accrued marketing	$—	$894
Accrued cost of sales, including credit bureau costs	7,201	6,083
Accrued general and administrative expense and professional fees	4,481	3,883
Transition costs	2,016	264
Insurance premiums	1,830	1,341
Other	162	2,722

	$15,690	$15,187

10.	Accrued Payroll and Employee Benefits.

The components of our accrued payroll and employee benefits are as follows:

	December 31,	December 31,
	2006	2007
	(In thousands)

Accrued payroll	$699	$3,559
Accrued severance	1,142	104
Accrued benefits	—	1,282
Other	5,232	—

	$7,073	$4,945

11.	Income Taxes

The components of income tax provision for each of the three years in the period ended December 31, 2007 are as follows:

	2005	2006	2007
	(In thousands)

Current:
Federal	$(4,715)	$(3,184)	$(67)
State	(614)	(1,002)	23
Foreign	—	28	—

Total current income tax expense	(5,329)	(4,158)	(44)

Deferred:
Federal	(2,237)	(1,962)	(5,025)
State	(181)	(264)	(411)
Foreign	—	56	1,151

Total deferred income tax expense	(2,418)	(2,170)	(4,285)

Total income tax expense	$(7,747)	$(6,328)	$(4,329)

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities as of December 31, 2006 and 2007, consist of the following:

	2006	2007
	(In thousands)

Deferred tax assets:
Reserves and accrued expenses	$2,129	1,515
NOL carryforwards	28	1,100

Total deferred tax assets	2,157	2,615

Deferred tax liabilities:
Prepaid expenses	(4,640)	(9,194)
Property, plant, and equipment	(2,885)	(2,961)
Intangible assets	(5,267)	(5,414)

Total deferred tax liabilities	(12,792)	(17,569)

Net deferred tax liability	$(10,635)	(14,954)

We have income tax net operating loss carryforwards related to our international operations of approximately $3.7 million, which have an indefinite life. In addition, the company has immaterial net operating loss carryforwards in certain state tax jurisdictions. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely that not that all of the deferred tax asset will be realized.

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $966 thousand as of December 31, 2007. The determination of the additional deferred taxes that have not been provided is not practicable.

The reconciliation of income tax from the statutory rate is as follows (in thousands):

	December 31,
	2005	2006	2007

Tax provision at statutory rate	$(7,076)	$(5,551)	$(3,413)
State income tax, net of federal benefit	(529)	(934)	(428)
Effect of tax rates different than statutory	—	—	(191)
Nondeductible executive compensation	—	—	(129)
Other	(142)	(157)	(168)

Net tax provision	$(7,747)	$(6,328)	$(4,329)

In connection with our adoption of FIN No. 48, as further amended by FIN No. 48-1, Definition for Settlement in FASB Interpretation No. 48, as of January 1, 2007, we recorded an increase to the liability for unrecognized tax benefits and a net increase to retained earnings of $44 thousand. The increase to retained earnings includes the effect of previously unrecognized tax benefits related to research and development tax credits.

The following table summarizes the activity related to our unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$719
Increases related to current year tax positions	94

Balance at December 31, 2007	$813

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the unrecognized tax benefits of $813 thousand at December 31, 2007 was $317 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate and $496 thousand would be recognized as an adjustment to additional paid in capital.

We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements, the accrual for estimated penalties on January 1, 2007, date of adoption, of $45 thousand was included as a component of other long-term liabilities. No additional penalties were accrued in the 12 months ended December 31, 2007.

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrual for estimated interest expense of $170 thousand, of which $80 thousand was recognized upon adoption on January 1, 2007, is included as a component of other long-term liabilities.

The company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 2000-2006 tax years, various state jurisdictions for the 1999-2006 tax years, and in the U.K. tax jurisdiction for the 2006 tax year. Our income tax returns for the year ended 2005 are currently under examination.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

12.	Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as a board member of the Company.

In November 2001, we entered into a contract with DMS that provides for services that assist us in monitoring credit on a daily and quarterly basis for $20 thousand per month. In December 2004, we entered into a contract with DMS that provides for certain on-line credit analysis services. In January 2007, we amended those agreements into a single Software Services Schedule. In connection with these agreements, we paid monthly installments totaling $894 thousand, $960 thousand and $865 thousand for the years ended December 31, 2005, 2006 and 2007, respectively. These amounts are included within cost of revenue in the accompanying consolidated statements of operations.

Intersections Inc. and DMS entered into a professional services agreement under which DMS will provide additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. The agreement has an effective date of January 2, 2008. The initial term of the agreement is two years, with successive automatic renewal terms of two years, but is terminable without cause by either party upon 90 days notice to the other party. As of December 31, 2007, nothing had been performed under this agreement. We are obligated to make future payments of $432 thousand under these contracts through 2008. As of December 31, 2006 and 2007, we owed $142 thousand to DMS.

RCS International, Inc.  A family member of our executive vice president of operations is the president of RCS International, Inc. (“RCS”). We have entered into a contact with a vendor, RCS, to assist us in our Canadian fulfillment operations. For the year ended December 31, 2007, we paid $1.6 million and as of December 31, 2007, we owed $80 thousand to RCS.

Lazard Freres & Co, LLC.  The managing director at Lazard Freres & Co (“Lazard”) serves as a board member of the Company. On May 30, 2007, we retained Lazard to act as investment banker to the Company in connection with possible strategic alternatives. The term of the retention is through January 30, 2008 and may be terminated by either party at any time. For the year ended December 31, 2007, we paid $100 thousand to Lazard for these services and as of December 31, 2007, we did not owe a balance to Lazard.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain equipment. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
Twelve Months Ending December 31,	Leases	Leases
	(In thousands)

2008	$2,382	$1,077
2009	1,311	498
2010	770	179
2011	375	—
2012	340	—
thereafter	330	—

Total minimum lease payments	$5,508	1,754

Less: amount representing interest		(546)

Present value of minimum lease payments		1,700
Less: current obligation		(1,001)

Long term obligations under capital lease		$699

Rental expenses included in general and administrative expenses were $1.7 million, $2.1 million and $2.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

In October 2005, we entered into an Equipment Lease Agreement with a financial institution. The facility can be drawn upon for the purchase of qualifying assets. The term and interest rate for this facility will be set at the time the Company draws upon this facility. In December 2005, we drew down $1.2 million based on assets purchased during 2005 with a term of three years and an interest rate of 5.86%. The agreement for the draw provided for a sale of our equipment with a recorded value of $1.0 million to the financial institution and the subsequent lease of that equipment by us for $1.2 million. The lease was classified as a capital lease pursuant to SFAS No. 13. Accordingly, we recorded the lease liability at the fair market value of the underlying assets, which was $1.0 million, resulting in the recognition of a deferred gain of $200 thousand which will be amortized in proportion to the amortization of the leased assets.

During the year ended December 31, 2005, the Company entered into certain capital leases for equipment aggregating $2.6 million. There were no such capital leases during the years ended December 31, 2006 and 2007.

Other

We have entered into various software licenses, marketing and operational commitments totaling $6.6 million for December 31, 2007. These arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Included in these commitments for December 31, 2008, the Company is obligated to pay $5.9 million of minimum royalties in 2008. Any further minimum royalty payments by us are either paid at our sole discretion or are subject to termination by us under certain contingent conditions.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and the Pennsylvania Credit Services Act (“PA CSA”). The plaintiff contends that we and Capital One are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. The plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of damages, including all fees paid by the class members for the services, attorneys’ fees and costs. We responded with a motion seeking to dismiss the action and enforce a provision in the terms of use for the product which require disputes to be resolved in arbitration and without class actions. The plaintiff has voluntarily dismissed Capital One from the case. By order of June 12, 2006, the district court granted our motion, stayed the action and ordered the plaintiff to arbitrate her claims on an individual basis. The order of the district court was appealed by the plaintiff to the U.S. Court of Appeals for the Third Circuit. On December 17, 2007, the plaintiff’s appeal was denied by the Third Circuit Court of Appeals. On January 29, 2008, the plaintiff’s motion for rehearing was denied, and on February 6, 2008, the Third Circuit Court of Appeals entered an order and judgment upholding the ruling by the district court to stay the action and compel arbitration on an individual basis.

14.	Long-Term Debt

On July 3, 2006 we negotiated bank financing in the amount of $40 million. Under terms of the financing agreements, we were granted a $25 million line of credit with interest at 1.00-1.75% percent over LIBOR and a term loan of $15 million. The term loan is payable in monthly installments of $278 thousand, plus interest. Substantially all the Company’s assets are pledged as collateral to these loans. The proceeds from the term loan were used in the purchase of IISI.

In addition, SI has an outstanding demand loan of $900 thousand with CRG at an average interest rate of 8.0%. Other notes outstanding of $26 thousand will be due in 2009.

Aggregate maturities during the subsequent years are as follows (in thousands):

As of December 31,
2008	$3,346
2009	3,347
2010	3,333
2011	15,667

$25,693
Demand loan	900

Total	$26,593

On November 29, 2007, we amended our Credit Agreement financial debt covenants to remove the requirement that we maintain compliance with a minimum consolidated tangible net worth covenant. In addition, on November 30, 2007, we borrowed $14 million on the revolving loan to finance the acquisition of Net Enforcers, Inc. The balance of the revolving loan is due upon maturity in 2011.

As of December 31, 2007, the outstanding interest rate on both loans was 6.22% and principal balance of the term loan under the Credit Agreement was $11.7 million.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit agreement contains certain customary covenants including, limits or restrictions on the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of the company that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.

15.	Stockholders’ Equity

Share Repurchase

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. During 2005, we repurchased 965 thousand shares of our common stock at an aggregate investment of approximately $8.6 million. We did not repurchase shares during the year ended December 31, 2006. During 2007, we repurchased 102 thousand shares of our common stock at an aggregate investment of approximately $916 thousand.

Stock Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of December 31, 2007, we have 1.5 million shares remaining to issue. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of December 31, 2007, we have 419 thousand shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2.5 million shares of common stock. As of December 31, 2007, we have 1.8 million shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. To date, only restricted stock units have been granted under the 2006 Plan. These awards generally vest over three and four years of continuous service.

The compensation committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

The 1999 Plan will remain in effect until August 24, 2009, the 2004 Plan will remain in effect until May 5, 2014 and the 2006 Plan will remain in effect until March 7, 2016, unless terminated by the Board of Directors.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s stock option activity:

	2005		2006		2007			Weighted
		Weighted		Weighted		Weighted		Average
		Average		Average		Average		Remaining
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Shares	Price	Shares	Price	Intrinsic Value	Term
								(In years)

Outstanding, beginning of year	3,502,511	$12.08	3,987,117	$12.61	3,944,566	$13.10
Granted	976,000	13.07	295,000	10.80	863,000	9.88
Canceled	(242,296)	14.09	(155,859)	14.18	(719,241)	14.69
Exercised	(249,098)	4.59	(181,692)	2.59	(249,051)	5.63

Outstanding, end of year	3,987,117	$12.61	3,944,556	$12.88	3,839,274	$12.22	$2,127	5.79

Exercisable at end of the year	3,788,421	$12.84	3,624,056	$13.10	2,865,688	$12.97	$2,127	4.61

The weighted average grant date fair value of options granted during the years December 31, 2005, 2006 and 2007 was $5.73, $5.41 and $5.97 respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $2.2 million, $1.3 million and $1.1 million, respectively.

Total stock based compensation expense recognized for stock options, which was included in general and administrative expense on our consolidated statement of operations, for the years ended December 31, 2006 and 2007 was $177 thousand and $894 thousand, respectively. There was no stock based compensation expense recorded for the year ended December 31, 2005.

During the year ended December 31, 2006, we extended the contractual life of 37,500 fully vested share options held by one employee. Under SFAS No. 123(R), there was no additional compensation expense recognized.

As of December 31, 2007, there was $3.6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans as a result of a termination agreement. That cost is expected to be recognized over a weighted-average period of 3.2 years.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average
Exercise Price	Shares	Contractual Term	Price	Shares	Exercise Price
		(In years)

$0 — $5.00	243,742	1.65	$.45	243,742	$.45
$5.01 — $10.00	1,410,935	7.17	9.10	584,426	7.98
$10.01 — $15.00	1,220,797	5.63	12.46	1,073,721	12.70
$15.01 — $20.00	679,396	6.38	17.04	679,396	17.04
Greater than $20.00	284,404	1.88	25.23	284,403	25.23

	3,839,274	5.79	$12.22	2,865,688	$12.97

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

		Weighted-
		Average
		Remaining	Aggregate
	Number of	Contractual	Fair
	RSUs	Life	Value
	(In thousands)	(In years)	(In thousands)

Outstanding at December 31, 2005	—	—	$—
Granted	574,000	2.2	5,418
Canceled	(110,000)	—	(1,037)
Vested	(5,000)	—	(47)

Outstanding at December 31, 2006	459,000	2.2	$4,334

Granted	336,000	2.3	3,326
Canceled	(55,728)	—	(534)
Forfeited	(77,000)	—	(726)
Vested	(93,760)	—	(884)

Outstanding at December 31, 2007	568,512	2.3	$5,516

As of December 31, 2007, there was $3.7 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Total stock based compensation recognized for restricted stock units in our consolidated statement of income for the years ended December 31, 2006 and 2007 was $934 thousand and $1.8 million. There was no compensation expense related to restricted stock units in 2005.

Non-Employee Options and Warrants — In December 2002, we granted options to purchase 33,296 shares of our common stock with an exercise price of $8.11 per share to external consultants. We are recognizing compensation expense for the fair value of these options of approximately $78,000 over a four year vesting period which commenced in 2003. We recognized compensation expense related to non-employee options of $20 thousand and $10 thousand for the years ended December 31, 2005 and 2006, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Employee Benefit Plan

In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. The 401(k) Plan provides for matching $0.50 per dollar on the first 6% of the employee’s contribution. Eligible employees vest in employer contributions 20% per year and are fully vested in five years. Expenses under the 401(k) Plan for the years ended December 31, 2005, 2006 and 2007 were $213 thousand, $479 thousand and $712 thousand, respectively.

17.	Major Clients

As discussed in Notes 1 and 2, we market credit monitoring service to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total revenue, is as follows:

	2005	2006	2007

American Express	22%	7%	—
Capital One	12%	13%	10%
Citibank	12%	14%	11%
Discover	16%	15%	13%
Bank of America (includes MBNA)	11%	13%	33%

We believe that once a subscriber is obtained through our arrangements with our financial institution clients, the decision to continue the service is made by the subscriber; however, a decision to limit our access to its customers or the termination of an agreement by one of the financial institution clients could have an adverse effect on our financial condition and results of operations. Accounts receivable related to these customers totaled $13.7 million and $15.4 million at December 31, 2006 and 2007, respectively. As discussed in Note 5, we entered into a Services Transition Agreement with American Express signed in December 2005.

On February 29, 2008, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that, under the Omnibus Amendment to the Services Agreement, the authorizations given by customers to Intersections or Discover were obtained solely on behalf of Intersections, for the sole purpose of enabling Intersections to provide its credit monitoring services. Intersections further alleges that Discover has stated that its new credit monitoring provider will rely on the authorizations given to Intersections and not obtain new authorizations. Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract.

18.	Segment and Geographic Information

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Background Screening segment includes products and services related to pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. The Other segment consists of newly acquired Captira and Net Enforcers. This segment provides software and automated service solutions to the bail bonds industry and corporate brand protection. The following table sets forth segment information for the years ended December 31, 2005, 2006, and 2007.

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(In thousands)

Year Ended December 31, 2005
Revenue	$151,326	$13,845	$—	$165,171
Depreciation and amortization	5,798	659	—	6,457
Income before income taxes and minority interest	19,246	971	—	20,217

Year Ended December 31, 2006
Revenue	$176,942	$24,109	$—	$201,051
Depreciation and amortization	9,004	1,014	—	10,018
Income before income taxes and minority interest	14,500	1,361	—	15,861

Year Ended December 31, 2007
Revenue	$241,968	$29,508	$247	$271,723
Depreciation and amortization	10,745	1,405	277	12,427
Income (loss) before income taxes and minority interest	15,022	(4,247)	(1,031)	9,744

As of December 31, 2006
Property, plant and equipment, net	$19,697	$2,002	$—	$21,699

Identifiable assets	$144,170	$35,297	$—	$179,467

As of December 31, 2007
Property, plant and equipment, net	$16,534	$2,145	$138	$18,817

Identifiable assets	$192,343	$12,869	$1,056	$206,268

Information concerning the revenues and total assets of principal geographic areas is as follows:

	United States	United Kingdom	Other	Consolidated
	(In thousands)

Revenue
Year ended December 31, 2005	$165,171	$—	$—	$165,171
Year ended December 31, 2006	195,061	5,990	—	201,051
Year ended December 31, 2007	261,130	10,584	9	271,723
Total assets
Year ended December 31, 2006	$168,937	$10,530	$—	$179,467
Year ended December 31, 2007	196,419	9,976	(127)	206,268

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2006:
Revenue	$45,688	$45,369	$55,261	$54,733
Income from operations	5,200	3,859	4,722	1,127
Income before income taxes and minority interest	5,644	4,708	4,618	891
Net income	$3,413	$2,749	$2,636	$638
Year ended December 31, 2007:
Revenue	$58,201	$65,105	$71,403	$77,014
Income from operations	552	1,811	2,847	3,976
Income before income taxes and minority interest	456	1,733	2,696	4,859
Net income	$484	$1,335	$1,724	$3,323

20.	Subsequent Events

Amendment to Existing Credit Agreement

Effective as of January 31, 2008, we amended our Credit Agreement in order to increase the term loan facility to $28 million. In addition, pursuant to the amendment, the Company’s subsidiaries Captira Analytical, LLC and Net Enforcers Inc. were added as co-borrowers under the Credit Agreement.

The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. The amendment also amends certain financial covenants which we are required to maintain compliance with under the Credit Agreement, including minimum consolidated EBIDTA and consolidated leverage ratio covenants, provides new mandatory term loan prepayments based on excess cash flow and the sale or issuance of equity interests, provides a new amortization schedule for the term loan, and revises the acquisition covenant to reduce permitted costs of acquisitions. The amendment requires us to deliver to Bank of America certain information schedules relating to Net Enforcers and Captira within 30 days following the date of the amendment, and it requires the Company to take certain additional post-closing actions to perfect the security interest in the collateral.

On February 1, 2008, we borrowed an additional $16.6 million under the term loan facility. The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $28 million, and is secured by substantially all of our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries.

Interest Rate Swap

On February 21, 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.

Membership Purchase Agreement

Effective January 31, 2008, the Company entered into a Membership Purchase Agreement with Citibank. Under the Membership Purchase Agreement, we acquired substantially all of the membership agreements between Citibank and consumer customers relating to the membership program Citibank offers, and we provide, under the name Citi® Credit Monitoring Service. An immaterial number of membership agreements were retained by Citibank, which the Company expects to be terminated or transferred by Citibank to another Company service.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price paid, which was based on the estimated number of acquired membership agreements as of the closing date, was $30.8 million. The majority of the purchase price was funded from the amended credit facility with Bank of America. The purchase price may be increased or decreased to the extent that the number of acquired membership agreements as of the closing date are finally determined to be greater than or less than, respectively, the estimated amount. In addition, we retained a portion of the purchase price otherwise payable at closing in an amount equal to $750 thousand as security for the attrition of acquired membership agreements in excess of specified levels that occurs during the 180 days following the closing.

The Membership Purchase Agreement contains representations and warranties of Citibank regarding authority to enter into the transaction, title to assets, compliance with laws, litigation, and the acquired membership agreements, among others, and representations and warranties of the Company regarding authority to enter into the transaction, compliance with laws and litigation, among others. The Membership Purchase Agreement also contains certain customary covenants, including covenants regarding access to information. In addition, each party has agreed to indemnify the other party with respect to certain matters, including breaches of its own representations, warranties and covenants, subject to certain limitations.

The aggregate purchase paid in connection with the closing was funded from a combination of existing cash of the Company and borrowings under the amended Credit Agreement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	from	End of
Description	Period	Expenses	Allowance	Period

Year Ended December 31, 2007
Allowance for doubtful accounts	$38,392	$6,248	$7,944	$36,696
Year Ended December 31, 2006
Allowance for doubtful accounts	$106,638	$34,300	$102,546	$38,392
Year Ended December 31, 2005
Allowance for doubtful accounts	$63,597	$145,447	$102,406	$106,638

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name:     Michael R. Stanfield

Title:	Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ Madalyn C. Behneman Madalyn C. Behneman	Senior Vice President (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Thomas G. Amato Thomas G. Amato	Director	March 14, 2008

/s/ James L. Kempner James L. Kempner	Director	March 14, 2008

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 14, 2008

/s/ David A. McGough David A. McGough	Director	March 14, 2008

/s/ Norman N. Mintz Norman N. Mintz	Director	March 14, 2008

/s/ Steven F. Piaker Steven F. Piaker	Director	March 14, 2008

/s/ William J. Wilson William J. Wilson	Director	March 14, 2008