Form 10-Q
period 2008-03-31
INTERSECTIONS INC
filed 2008-05-07
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
As of May 1, 2008, there were 18,320,343 shares of common stock, $0.01 par value, issued and 17,253,927 shares outstanding, with 1,066,416 shares of treasury stock.

Form 10-Q
March 31, 2008
Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007 (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$85,894	$58,201
Operating expenses:
Marketing	12,194	7,984
Commissions	18,486	9,642
Cost of revenue	28,500	23,046
General and administrative	16,275	14,244
Depreciation	2,341	2,147
Amortization	2,489	586

Total operating expenses	80,285	57,649

Income from operations	5,609	552
Interest income	98	285
Interest expense	(565)	(338)
Other expense, net	(18)	(43)

Income before income taxes and minority interest	5,124	456
Income tax expense	(2,099)	(184)
Minority interest in net loss of Screening International, LLC	414	212

Net income	$3,439	$484

Net income per share — basic	$0.20	$0.03

Net income per share — diluted	$0.20	$0.03

Weighted average common shares outstanding — basic	17,162	16,956
Weighted average common shares outstanding — diluted	17,475	17,400
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,622	$19,780
Accounts receivable, net of allowance for doubtful accounts $41(2008) and $37 (2007)	23,463	25,471
Prepaid expenses and other current assets	4,675	6,217
Income tax receivable	2,187	4,329
Deferred subscription solicitation costs	24,470	21,912

Total current assets	82,417	77,709

PROPERTY AND EQUIPMENT—net	17,835	18,817
GOODWILL	77,449	76,506
INTANGIBLE ASSETS—net	44,542	16,855
OTHER ASSETS	20,052	16,381

TOTAL ASSETS	$242,295	$206,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable—current portion	$7,013	$3,346
Note payable to Control Risks Group Ltd.	900	900
Capital leases—current portion	872	1,001
Accounts payable	13,915	10,647
Accrued expenses and other current liabilities	16,897	15,187
Accrued payroll and employee benefits	3,189	4,945
Commissions payable	4,687	2,413
Deferred revenue	3,350	2,886
Deferred tax liability — current portion	7,058	6,019

Total current liabilities	57,881	47,344

NOTE PAYABLE — less current portion	44,260	22,347
OBLIGATIONS UNDER CAPITAL LEASES—less current portion	557	699
OTHER LONG-TERM LIABILITIES	2,465	2,071
DERIVATIVE LIABILITY	606	—
DEFERRED TAX LIABILITY— less current portion	8,733	8,935

TOTAL LIABILITIES	114,502	81,396

MINORITY INTEREST	9,604	10,024
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,320 shares (2008) and 18,172 shares (2007); shares outstanding, 17,253 (2008) and 17,105 (2007)	182	182
Additional paid-in capital	100,221	99,706
Treasury stock, 1,016 shares at cost	(9,516)	(9,516)
Retained earnings	27,796	24,357
Accumulated other comprehensive income:
Cash flow hedge relationship	(606)	—
Other	112	119

Total stockholders’ equity	118,189	114,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,295	$206,268

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net income	$3,439	$484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,357	2,171
Amortization of intangible assets	2,489	586
Amortization of gain from sale leaseback	(16)	(24)
Amortization of debt issuance cost	24	20
Provision for doubtful accounts	4	12
Share based compensation	1,031	552
Amortization of deferred subscription solicitation costs	12,338	6,970
Minority interest in net loss of Screening International, LLC	(414)	(212)
Foreign currency transaction gains, net	(9)	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable	2,004	(1,434)
Prepaid expenses and other current assets	1,542	(254)
Income tax receivable	2,142	587
Deferred subscription solicitation costs	(16,466)	(10,074)
Other assets	(931)	(2,860)
Accounts payable	3,237	4,046
Accrued expenses and other current liabilities	1,833	1,303
Accrued payroll and employee benefits	(1,756)	(3,449)
Commissions payable	2,274	130
Deferred revenue	464	(1,896)
Deferred income tax	(202)	(26)
Other long-term liabilities	371	1,977

Net cash provided by (used in) operating activities	15,755	(1,391)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,588)	(1,552)
Cash paid in the acquisition of Intersections Insurances Services Inc	—	(5)
Cash paid in the acquisition of Net Enforcers, Inc., net of cash received	(805)	—
Cash paid in the acquisition of intangible membership agreements	(30,176)	—
Sale of short term investments	—	5,973

Net cash (used in) provided by investing activities	(32,569)	4,416

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Cash proceeds from stock options exercised	2	722
Withholding tax payment on vesting of restricted stock units	(517)	—
Proceeds from debt issuance	27,611	—
Debt issuance costs	(133)	—
Note receivable	—	(160)
Repayments on note payable	(2,031)	(1,111)
Capital lease payments	(272)	(327)

Net cash provided by (used in) financing activities	24,660	(876)

EFFECT OF EXCHANGE RATE ON CASH	(4)	1

INCREASE IN CASH AND CASH EQUIVALENTS	7,842	2,150
CASH AND CASH EQUIVALENTS—Beginning of period	19,780	15,580

CASH AND CASH EQUIVALENTS—End of period	$27,622	$17,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$432	$398

Cash paid for taxes	$17	$1,003

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment accrued but not paid	$253	$316

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary, Intersections Insurance Services (“IISI”), we expanded our portfolio of services to include consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In addition, we also offer our services directly to consumers.
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
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment also includes the data security breach services we provide to assist organizations in responding to compromises of sensitive personal information. We help these clients notify the affected individuals, and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individual. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes Captira Analytical, LLC (“Captira”), which provides software and automated service solutions for the bail bonds industry, and Net Enforcers, Inc. (“Net Enforcers”), which provides corporate identity theft protection services.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. Our financial results include Captira, which we acquired from Hide N’Seek on August 7, 2007 and Net Enforcers, which we acquired on November 30, 2007. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
Theses consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, as filed in our Annual Report on Form 10-K.
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
Accounts and Note Receivable
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
As further discussed in Note 3, in December 2006, we entered into a note receivable with Captira in the amount of $750 thousand. In addition, we increased the note receivable by $750 thousand in 2007. In conjunction with the acquisition of Captira, we forgave the outstanding note balance of $1.5 million in the year ended December 31, 2007, including $67 thousand of interest.
Goodwill and Other Intangibles
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.
SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We have elected to perform our annual analysis as of October 31 of each fiscal year. As of March 31, 2008, no indicators of impairment have been identified.
Intangible assets subject to amortization include trademarks, customer, marketing and technology related assets. Such intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives, which are generally three to ten years.
Derivative Financial Instruments
We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires us to recognize all derivative instruments on the balance sheet at fair value, and contains accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. We entered into certain interest rate swap transactions that convert variable-rate debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying consolidated balance sheet. The ineffective portion of the interest rate swaps, if any, is recorded in interest expense in the accompanying consolidated statement of operations.
In February 2008, we entered into a series of interest rate swaps on the outstanding term loan amount and a portion of the outstanding revolving line of credit balances with notional amounts of $28.0 million and $15.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (3.12% at March 31, 2008) to a fixed rate of 3.20% per annum through December 2011 and on our revolving line of credit (3.12% at March 31, 2008) to a fixed rate of 3.44% per annum through 2009. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortizes to $10.0 million in 2009 and terminates in December 2011.

As of March 31, 2008, the fair value of the interest rate swaps were $346 thousand related to the term loan and $260 thousand related to the revolving line of credit and these were recorded as liabilities on the consolidated balance sheet. From inception, the effective portion of the change in fair value of the term loan and line of credit interest rate swaps were $27 thousand and $19 thousand, respectively, and has been recorded in other comprehensive income. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on its hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. There has been no ineffective portion of the hedge and therefore, no impact to the consolidated statement of operations.
Fair Value Measurements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No.159.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.
SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities and interest rate swaps. See Note 4, Fair Value Measurements.
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

Identity Theft, Credit Management and Background Services
We recognize revenue from our services in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of SAB No.’s 101 and 104, revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
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
Accidental Death Insurance and other Membership Products
We recognize revenue from our services in accordance with SAB No. 101, as amended by SAB No. 104. Consistent with the requirements of SAB No.’s 101 and 104 revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2008 and December 31, 2007 totaled $2.5 million and $1.3 million, respectively, and is included in accrued expenses and other current liabilities in our consolidated financial statements.
Other Monthly Subscription Products
We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis and online brand protection and brand monitoring, offered by Net Enforcers.

Deferred Subscription Solicitation and Advertising
We expense advertising costs the first time advertising takes place except for direct-response marketing costs. Direct-response marketing costs include telemarketing, web-based marketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized, but not for more than one year.
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
Commision Costs
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
Deferred subscription solicitation costs included in the accompanying balance sheet as of March 31, 2008 and December 31, 2007, were $27.6 million and $23.5 million, which includes $3.1 million and $1.6 reported in other assets, respectively, on our consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statement of operations, for the three months ended March 31, 2008 and 2007 was $12.3 million and $7.0 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our consolidated statement of operations, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the three months ended March 31, 2008 and 2007 were $802 thousand and $1.5 million, respectively.
Deferred Debt Issuance Costs
Deferred debt issue costs are stated at cost, less accumulated amortization, and are included in other assets. Amortization of debt issuance costs is over the life of the loan using the effective interest method.
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
In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the three months ended March 31, 2008.

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
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
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
We account for stock-based compensation under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2008 and 2007 was $1.0 million and $552 thousand, respectively.
The following weighted-average assumptions were used for option grants during the three months ended March 31, 2008 and 2007:
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2008 and 2007were zero.
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
Expected Term. The expected term of options granted during the three months ended March 31, 2008 and 2007 were determined under the simplified calculation provided in SAB No. 107, as amended by SAB No. 110 ((vesting term + original contractual term)/2). For the majority of grants valued during the three months ended March 31, 2008 and 2007, the options had graded vesting over 4 years (25% of the options in each grant vest annually) and the contractual term was 10 years.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Expected dividend yield	0%	0%
Expected volatility	38%	38%
Risk free interest rate	3.1%	4.5%
Expected life of options	6.2 years	6.2 years
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
For the three months ended March 31, 2008 and 2007, options to purchase 4.6 million and 2.7 million shares, respectively, of common stock have been excluded from the computation of diluted earnings per share as their effect would not be dilutive. These shares could dilute earnings per share in the future.
A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except per
	share data)
Net income available to common shareholders — basic and diluted	$3,439	$484

Weighted average common shares outstanding—basic	17,162	16,956
Dilutive effect of common stock equivalents	313	444

Weighted average common shares outstanding—diluted	17,475	17,400

Income per common share:
Basic	$0.20	$0.03
Diluted	$0.20	$0.03
Treasury Stock
In 2007, we repurchased shares of our common stock. We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity. We did not repurchase shares of common stock in the three months ended March 31, 2008.
Segment Reporting
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services provided by us and IISI. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes software management solutions for the bail bonds industry provided by Captira and corporate brand protection provided by Net Enforcers.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
3. Business Acquisitions
Net Enforcers
On November 30, 2007, we acquired all of the outstanding shares of Net Enforcers, Inc., a Florida S corporation, for approximately $15.1 million in cash, which included approximately $1.1 million in acquisition costs. Additional consideration up to approximately $3.5 million in cash is due if such company achieves certain financial statement metrics and revenue targets in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as additional purchase price.
The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. Due to the proximity of the closing date of the acquisition to our annual and quarterly reporting date, the assignment of amounts to some assets acquired and liabilities assumed was not complete. The provisional measurement was prepared on the basis of all information then available. Within the twelve month allocation period, we expect the goodwill and intangible asset amounts to change.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$573
Intangible assets:
Trade name (indefinite)	$1,114
Customer relationships (estimated useful life of 9 years)	2,632
Non-compete agreement (estimated useful life of 5 years)	560
Existing developed technology assets (estimated useful life of 4 years)	1,803

Total intangible assets		6,109
Goodwill		9,242
Other current liabilities		(811)

Net assets acquired		$15,113

The $9.2 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$13
Property, plant and equipment		36
Intangible assets:
Trade name (estimated useful life of 4 years)	$407
Existing developed technology assets (estimated useful life of 4 years)	1,297

Total intangible assets		1,704
Goodwill		1,389

Net assets acquired		$3,142

The $1.4 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes.
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
The pro forma impact of Captira or Hide N’Seek on our historical operating results is not material.
4. Fair Value Measurement
Our cash and any investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued, if any, based on quoted market prices in active markets are primarily U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The principal market where we execute our interest swap contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.
Fair value hierarchy of our marketable securities and interest rate swap contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

Fair Value Measurements at Reporting Date using:
Quoted Prices
		in Active	Significant
		Markets for	other	Significant
	March	Identical Assets	Observable	unobservable
	31, 2008	(Level 1)	Inputs (Level 2)	inputs (Level 3)
Liabilities:
Interest rate swap contracts	$606	—	$606	—
5. Prepaid Expenses and Other Current Assets.
The components of our prepaid expenses and other current assets are as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Prepaid services	$1,322	$1,167
Prepaid contracts	1,980	1,825
Other	1,373	3,225

	$4,675	$6,217

6. Deferred Subscription Solicitation and Commission Costs
Deferred subscription solicitation costs included in the accompanying balance sheet as of March 31, 2008 and December 31, 2007, were $27.6 million and $23.5 million, which includes $3.1 million and $1.6 reported in other assets, respectively, on our consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expenses on our consolidated statement of operations, for the three months ended March 31, 2008 and 2007 was $12.3 million and $7.0 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs that did not meet the criteria for deferral in accordance with SOP 93-7, which are included in marketing expenses on our consolidated statement of operations, for the three months ended March 31, 2008 and 2007 were $802 thousand and $1.5 million, respectively.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Other	Total
Balance, December 31, 2007	$43,235	$23,583	$9,688	$76,506
Acquired during the period	—	—	—	—
Adjustments	—	—	943	943

Balance, March 31, 2008	$43,235	$23,583	$10,631	$77,449

Goodwill increased by $943 thousand in the three months ended March 31, 2008 due to ongoing revisions in the estimated purchase price allocation of the subsidiaries related to the 2007 Net Enforcers and Captira acquisitions.
During the three months ended March 31, 2008, we acquired membership agreements from Citibank, which is recorded as a customer related intangible asset, for approximately $30.2 million. The intangible asset is being amortized, on an accelerated basis, over the expected useful life of the subscribers, which we have determined is ten years.

Intangibles consisted of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$42,460	$(5,033)	$37,427	$12,284	$(3,069)	$9,215
Marketing related	4,499	(1,645)	2,854	4,499	(1,394)	3,105
Technology related	4,599	(861)	3,738	4,599	(615)	3,984
Non-compete agreement	560	(37)	523	560	(9)	551

Total amortizable intangible assets	$52,118	$(7,576)	$44,542	$21,942	$(5,087)	$16,855

Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2008 and 2007, we had an aggregate amortization expense of $2.5 million and $586 thousand, respectively, which was included in amortization expense on the consolidated statements of operations.
We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the remaining nine months ending December 31, 2008	$8,410
For the years ending December 31,
2009	8,740
2010	6,494
2011	5,074
2012	3,875
2013	2,937
Thereafter	7,898
Indefinite	1,114

$44,542

8. Other Assets.
The components of our other assets are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Prepaid royalty payments	$16,392	$14,207
Prepaid contracts	261	496
Escrow receivable	1,034	1,030
Other	2,365	648

	$20,052	$16,381

During 2005, we entered into agreements with two providers under which we receive data and other information for use in the new consumer services that were introduced in the first quarter of 2006. Under these agreements, we pay non-refundable royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. Prepaid royalties will be applied against future royalties incurred and the minimum royalty payments.
9. Accrued Expenses and Other Current Liabilities.
The components of our accrued expenses and other liabilities are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Accrued marketing	$2,085	$894
Accrued cost of sales, including credit bureau costs	7,917	6,083
Accrued general and administrative expense and professional fees	3,964	3,883
Transition costs	137	264
Insurance premiums	2,452	1,341
Other	342	2,722

	$16,897	$15,187

10. Accrued Payroll and Employee Benefits.
The components of our accrued payroll and employee benefits are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Accrued payroll	$1,632	$3,559
Accrued severance	—	104
Accrued benefits	1,529	1,282
Other	28	—

	$3,189	$4,945

11. Income Taxes
Our effective tax rate for the three months ended March 31, 2008 and 2007 was 41.0% and 40.3%, respectively. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
As of March 31, 2008, we have a $1.0 million net long-term liability for state income tax matters and related interest and penalties in connection with our acquisition of IISI. This net liability is offset entirely by an escrow receivable pursuant to the escrow agreement executed with the former shareholders of IISI. In the fourth quarter of 2008, the net liability will be reduced by approximately $562 thousand due to the expiration of the statute.
12. Notes Payable
On July 3, 2006 we negotiated bank financing in the amount of $40 million. Under terms of the financing agreements, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans.
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
On November 29, 2007, we borrowed $14 million on the revolving line of credit to finance the acquisition of Net Enforcers. On February 1, 2008, we borrowed an additional $16.6 million under the term loan facility. As of March 31, 2008, the outstanding interest rate was 4.12% and principal balance under the credit agreement was $51.3 million.
In addition, SI has an outstanding demand loan of $900 thousand with CRG at an average rate of 8.0%. Other notes outstanding of $23 thousand will be due in 2009.
Aggregate maturities during the subsequent years are as follows (in thousand):

For the period ending December 31,
2008	$5,259
2009	7,014
2010	6,999
2011	32,001

$51,273
Demand loan	900

Total	$52,173

The credit agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of the company that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated EBITDA, consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.

13. Stockholders’ Equity
Share Repurchase
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares during the three months ended March 31, 2008.
Stock Based Compensation
On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of March 31, 2008, we have 1.5 million shares remaining to issues. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.
On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of March 31, 2008, we have 442 thousand shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.
On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2.5 million shares of common stock. As of March 31, 2008, we have 562 thousand shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.
The compensation committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.
The 1999 Plan will remain in effect until August 24, 2009, the 2004 Plan will remain in effect until May 5, 2014, and the 2006 Plan will remain in effect until March 7, 2016, unless terminated by the Board of Directors.
Stock Options
The following table summarizes the Company’s stock option activity:

				Weighted-
		Weighted		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)
Outstanding at December 31, 2007	3,839,274	$12.22
Granted	1,081,742	8.39
Canceled	(23,300)	16.23
Exercised	(3,800)	9.21

Outstanding at March 31, 2008	4,893,916	$11.36	$2,585	6.46

Exercisable at March 31, 2008	2,984,588	$12.81	$2,336	4.53

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $3.58, and $4.49, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $33 thousand.
Total stock based compensation expense recognized for stock options, which was included in general and administrative expense on our consolidated statement of operations, for the three months ended March 31, 2008 and 2007 was $494 thousand and $146 thousand, respectively.
As of March 31, 2008, there was $6.8 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.
Restricted Stock Units
The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Aggregate	Remaining
	Number of	Fair	Contractual
	RSUs	Value	Life
		(In thousands)	(In years)
Outstanding at December 31, 2007	568,512	$5,516
Granted	155,000	1,300
Canceled	(61,722)	(593)
Vested	(143,406)	(1,378)

Outstanding at March 31, 2008	518,384	$4,845	2.7

As of March 31, 2008, there was $4.4 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Total stock based compensation recognized for restricted stock units in our consolidated statement of income for the three months ended March 31, 2008 and 2007 was $537 thousand and $406 thousand.
14. Segment and Geographic Information
We operate in three primary business segments: Consumer Products and Services, Background Screening, and Other. These segments are organized based on the differences in the products and services. Products and services provided by the Consumer Products and Services segment include daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies (Equifax, Experian and TransUnion), credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, an identity theft recovery unit, security breach services, identity theft cost coverage.
The Background Screening segment includes products and services related to pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
The Other segment consists of Captira and Net Enforcers. This segment provides software and automated service solutions for the bail bonds industry and corporate brand protection.
The following table sets forth segment information for the three months ended March 31, 2008 and 2007:

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2008
Revenue	$78,349	$6,821	$724	$85,894
Depreciation	2,098	243	—	2,341
Amortization	2,065	126	298	2,489
Income (loss) before income taxes and minority interest	7,399	(1,443)	(832)	5,124

Three Months Ended March 31, 2007
Revenue	$51,577	$6,624	—	$58,201
Depreciation	1,954	193	—	2,147
Amortization	460	126	—	586
Income (loss) before income taxes and minority interest	1,141	(685)	—	456

As of March 31, 2008
Property, plant and equipment, net	$15,772	$2,043	$20	$17,835
Identifiable assets	$229,474	$11,787	$1,034	$242,285
As of December 31, 2007
Property, plant and equipment, net	$16,534	$2,145	$138	$18,817
Identifiable assets	$192,343	$12,869	$1,056	$206,268
Information concerning the revenues and total assets of principal geographic areas is as follows:

	United States	United Kingdom	Other	Consolidated
	(In thousands)
Revenue
For the three months ended March 31, 2008	$83,688	$2,192	$14	$85,894
For the three months ended March 31, 2007	55,929	2,272	—	58,201
Total assets
For the three months ended March 31, 2008	$233,603	$9,005	$(313)	$242,295
For the year ended December 31, 2007	196,419	9,976	(127)	206,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Other segment includes management software solutions for the bail bonds industry provided by Captira Analytical, LLC and corporate brand protection services offered by Net Enforcers, Inc. The components of our Other segment were acquired in the latter part of 2007.
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
Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients are principally credit card, direct deposit, or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts and selling at the point of personal contact in branches. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, web and technology companies and other service providers with significant market presence and brand loyalty.
With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. In 2007 and the first quarter of 2008, we substantially increased our own investment in marketing with our clients and anticipate this increased investment continuing over the remaining months in 2008.
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
During the three months ended March 31, 2008, we acquired membership agreements from Citibank, which is recorded as a customer related intangible asset, for approximately $30.2 million. The intangible asset is amortized, on an accelerated basis, over the expected useful life of the subscribers, which we have determined is ten years. The acquisition of these contracts increases our revenue and amortization expenses over the useful life of the asset.
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
Other Data (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Subscribers at beginning of period	5,259	4,626
New subscribers — indirect	585	560
New subscribers — direct (1)	562	388
Cancelled subscribers within first 90 days of subscription	(287)	(238)
Cancelled subscribers after first 90 days of subscription	(569)	(650)

Subscribers at end of period	5,550	4,686

Total revenue	$85,894	$58,201
Revenue from transactional sales	(8,640)	(8,691)
Revenue from lost/stolen credit card registry	(9)	(20)

Subscription revenue	$77,245	$49,490

Marketing and commissions	$30,680	$17,626
Commissions paid on transactional sales	(2)	(5)
Commissions paid on lost/stolen credit card registry	(10)	(6)

Marketing and commissions associated with subscription revenue	$30,668	$17,615

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

Background Screening
Through our majority owned subsidiary Screening International, LLC, we provide a variety of risk management tools for the purpose of personnel and vendor background screening services to businesses worldwide. Our background screening services integrate data from various automated sources throughout the world, additional manual research findings from employees and subcontractors, and internal business logic provided by both Screening International and by our clients into reports that assist in decision making. Our background screening services are generally sold to corporate clients under contractual arrangements with individual per unit prices for specific service specifications. Due to substantial difference in both service specifications and associated data acquisition costs, prices for our background screening services vary significantly among clients and geographies.
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
Other
Our Other segment includes Captira Analytical, LLC (“Captira”), which provides software and automated service solutions for the bail bonds industry. Through our wholly owned subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or transaction related charges for various optional services. As Captira Analytical’s business model is relatively new, pricing and service configurations are subject to change at any time.
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

Revenue Recognition
We recognize revenue on 1) identity theft, credit management and background services and 2) accidental death insurance and 3) other membership products.
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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as March 31, 2008 and December 31, 2007 totaled $2.5 million and $1.3 million, respectively, and is included in accrued expenses and other current liabilities in our consolidated financial statements.
Deferred Subscription Solicitation and Advertising
Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place. Telemarketing, web-based marketing and direct mail expenses are direct response advertising costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
We amortize deferred subscription solicitation costs on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months.
Commission Costs
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
In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the three months ended March 31, 2008.

Goodwill and Other Intangible Assets
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.
SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis as of October 31 of each fiscal year. As of March 31, 2008, no indicators of impairment have been identified.
Intangible assets subject to amortization include trademarks, customer, marketing and technology related assets. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependant upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.

Results of Operations
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Other segment includes management software solutions for the bail bonds industry provided by Captira Analytical and corporate brand protection services provided by Net Enforcers.
Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Three Months Ended March 31, 2008
Revenue	$78,349	$6,821	$724	$85,894
Operating expenses:
Marketing	12,194	—	—	12,194
Commissions	18,486	—	—	18,486
Cost of revenue	24,380	3,870	250	28,500
General and administrative	11,248	4,016	1,011	16,275
Depreciation	2,098	243	—	2,341
Amortization	2,065	126	298	2,489

Total operating expenses	70,471	8,255	1,559	80,285

Income (loss) from operations	$7,878	$(1,434)	$(835)	$5,609

Three Months Ended March 31, 2007
Revenue	$51,577	$6,624	$—	$58,201
Operating expenses:
Marketing	7,984	—	—	7,984
Commissions	9,642	—	—	9,642
Cost of revenue	19,296	3,750	—	23,046
General and administrative	10,999	3,245	—	14,244
Depreciation	1,954	193	—	2,147
Amortization	460	126	—	586

Total operating expenses	50,335	7,314	—	57,649

Income (loss) from operations	$1,242	$(690)	$—	$552

Consumer Products and Services Segment

	Three Months Ended March 31,
	2008	2007	Difference	%
Revenue	$78,349	$51,577	$26,772	51.9%
Operating expenses:
Marketing	12,194	7,984	4,210	52.7%
Commissions	18,486	9,642	8,844	91.7%
Cost of revenue	24,380	19,296	5,084	26.3%
General and administrative	11,248	10,999	249	2.3%
Depreciation	2,098	1,954	144	7.4%
Amortization	2,065	460	1,605	348.9%

Total operating expenses	70,471	50,335	20,136	40.0%

Income from operations	$7,878	$1,242	$6,636	534.3%

Revenue. The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 5.6 million subscribers for the three months ended March 31, 2008 from 4.7 million for the three months ended March 31, 2007, an increase of 18.4%. The growth in our subscriber base has been accomplished primarily from the purchase of Citibank’s membership agreements in January 2008 and additional subscribers through continued direct marketing efforts. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 73.7% for the three months ended March 31, 2008 from 63.3% in the three months ended March 31, 2007.

The table below shows the percentage of subscribers generated from indirect marketing arrangements.

	Three Months Ended
	March 31,
	2008	2007
Percentage of subscribers from indirect marketing arrangements to total subscribers	62.1%	65.8%
Percentage of new subscribers acquired from indirect marketing arrangements to total new subscribers acquired	51.0%	59.1%
Percentage of revenue from indirect marketing arrangements to total subscription revenue	26.3%	36.7%
Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. The increase in marketing is primarily a result of an increased investment in marketing for direct marketing agreements. Amortization of deferred subscription solicitation costs related to marketing for the three months ended March 31, 2008 and 2007 were $11.4 million and $6.7 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the three months ended March 31, 2008 and 2007 were $802 thousand and $1.5 million, respectively.
As a percentage of revenue, marketing expenses remained relatively even at 15.6% for the three months ended March 31, 2008 from 15.5% for the three months ended March 31, 2007.
Commission Expenses. Commission expenses consist of commissions paid to clients. The increase in commissions is related to an increase in sales and subscribers from our direct subscription business.
As a percentage of revenue, commission expenses increased to 23.6% for three months ended March 31, 2008 from 18.7% for three months ended March 31, 2007 primarily due to increased proportion of revenue from direct marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. The increase in cost of revenue was attributed mainly to $4.7 million in increased data costs, higher cost of revenue for initial fulfillment and customer service costs to support the increased subscriber base, which are incurred prior to the commencement of related revenue due to the trial periods, as well as a 18.4% growth in our customers base.
As a percentage of revenue, cost of revenue was 31.1% for the three months ended March 31, 2008 compared to 37.4% for the three months ended March 31, 2007.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. The increase in general and administrative expenses is related to increased payroll and professional services to support the growth in our business.
Total share based compensation expense for the three months ended March 31, 2008 and 2007 was $1.0 million and $552 thousand, respectively.
As a percentage of revenue, general and administrative expenses decreased to 14.4% for the three months ended March 31, 2008 from 21.3% for the three months ended March 31, 2007.
Depreciation. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The increase is primarily due to an increase in capital expenditures in the three months ended March 31, 2008.
As a percentage of revenue, depreciation expenses decreased to 2.7% for the three months ended March 31, 2008 from 3.8% for the three months ended March 31, 2007.
Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. This increase is primarily attributable to the increase in intangible assets as the result the acquisition of Captira and Net Enforcers in 2007, as well as the membership agreements purchased from Citibank in January 2008.
As a percentage of revenue, amortization expenses increased to 2.6% for the three months ended March 31, 2008 from 1.0% for the three months ended March 31, 2007.

Background Screening Segment

	Three Months Ended March 31,
	2008	2007	Difference	%
Revenue	$6,821	$6,624	$197	3.0%
Operating expenses:
Cost of revenue	3,870	3,750	120	3.2%
General and administrative	4,016	3,245	771	23.8%
Depreciation	243	193	50	25.9%
Amortization	126	126	—	—

Total operating expenses	8,255	7,314	941	12.9%

Loss from operations	$(1,434)	$(690)	$(744)	107.8%

Revenue. The increase is primarily attributable to domestic growth of $283 thousand, partially offset by decreased revenue in the UK operations of $80 thousand. The increase in domestic revenue is primarily attributable to the addition of one new major client in 2007.
Cost of Revenue. Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue increases are directly attributable to increased sales.
As a percentage of revenue, cost of revenue was 56.7% for the three months ended March 31, 2008 compared to 56.6% for the three months ended March 31, 2007.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. The increase in general and administrative expenses is primarily attributable to a one time severance expense of $250 thousand, expenses incurred for global operations of $232 thousand, and expenses related to the addition of the Singapore operation of $142.
As a percentage of revenue, general and administrative expenses increased to 58.9% for the three months ended March 31, 2008 from 49.0% for the three months ended March 31, 2007.
Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense has increased due to increasing capital expenditures related to the global operations.
As a percentage of revenue, depreciation expenses increased to 3.6% for the three months ended March 31, 2008 from 2.9% for the three months ended March 31, 2007.
Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. There was no change in amortization expense for the three months ended March 31, 2008.
As a percentage of revenue, amortization expenses decreased to 1.8% for the three months ended March 31, 2008 from 1.9% for the three months ended March 31, 2007.
Other Segment

	Three Months Ended
	March 31,
	2008	2007
Revenue	$724	$—
Operating expenses:
Cost of revenue	250	—
General and administrative	1,011	—
Depreciation	—	—
Amortization	298	—

Total operating expenses	1,559	—

Loss from operations	$(835)	$—

Captira has successfully completed development of an initial commercial version of its applications and is in the early stages of market development and adoption of its service offerings by the bail bonds industry. As such, Captira has few clients and revenue is immaterial. However, Captira still incurs substantial monthly overhead expenses for management functions, business development and sales, customer support, technology operations and other functions despite the lack of a large customer base. For the three months ended March 31, 2008, these expenses averaged $185 thousand per month.

Net Enforcers contributed approximately 97.2% of Other segment revenue in the three months ended March 31, 2008.
Interest Income
Interest income decreased 65.8% to $98 thousand for the three months ended March 31, 2008 from $285 thousand for the three months ended March 31, 2007. This is primarily attributable to the reduction in short term investments in 2007.
Interest Expense
Interest expense increased 67.4% to $565 thousand for the three months ended March 31, 2008 from $338 thousand for the three months ended March 31, 2007. This is primarily attributable to increased interest expense on a greater amount of outstanding long term debt in the three months ended March 31, 2008.
In February 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.
Income Taxes
Our consolidated effective tax rate for the three months ended March 31, 2008 was 41.0% as compared to 40.3% in three months ended March 31, 2007. The increase is primarily a result of losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
Liquidity and Capital Resources
Cash and cash equivalents were $27.6 million as of March 31, 2008 compared to $19.8 million as of December 31, 2007. Cash includes $1.2 million held within our 55% owned subsidiary SI, and is not directly accessible to us. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than 90 days.
Accounts receivable balance as of March 31, 2008 was $23.5 million, including approximately $3.5 million related to our Background Screening segment, compared to $25.5 million, including approximately $3.7 million related to our Background Screening segment, as of December 31, 2007. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and for a refund allowance, which is included in liabilities on our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Our liquidity is impacted by our ability to generate cash from operations and working capital management. We had a working capital surplus of $24.5 million as of March 31, 2008 compared to $30.4 million as of December 31, 2007.
Net cash provided by operations was $15.8 million for the three months ended March 31, 2008 compared to net cash used in operations of $1.4 million for the three months ended March 31, 2007. The $17.1 million increase in net cash provided by operations was primarily the result of an increase in earnings, commissions payable, and deferred revenue as well as a decrease in accounts receivable and income taxes receivable.
Net cash used in investing activities was $32.6 million for the three months ended March 31, 2008 compared to net cash provided by investing activities of $4.4 million during the three months ended March 31, 2007. Cash used in investing activities for the three months ended March 31, 2008 was primarily attributable to the purchase of the Citibank membership agreements in January 2008.
Net cash provided by financing activities was $24.7 million compared to net cash used in financing activities of $876 thousand for the three months ended March 31, 2008 and 2007, respectively. Cash provided by financing activities for the three months ended March 31, 2008 was primarily attributable to debt proceeds of $27.6 million used to purchase the membership agreements.
On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. As of March 31, 2008, the outstanding interest rate was 4.12% and principal balance under the Credit Agreement was $51.3 million.

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary by us that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated EBITDA, consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
In November 2007, we amended our credit agreement’s financial covenants to remove the requirement that we maintain compliance with a minimum consolidated tangible net worth covenant.
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
We did not repurchase any common stock in the three months ended March 31, 2008.
Contractual Obligations
Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2007, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay non-refundable royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In the remaining months in 2008 we are obligated to pay an additional $4.5 million of minimum royalties. Any further minimum royalty payments in excess of this amount will be paid by us at our sole discretion or are subject to termination by us under certain contingent conditions.
Forward Looking Statements
Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008, and the following important factors: demand for our services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate
We had cash and cash equivalents totaling $27.6 million and $19.8 million at March 31, 2008 and December 31, 2007, respectively. Our cash and cash equivalents are highly liquid investments and may consist primarily of short term U.S. Treasury securities with original maturity dates of less than 90 days. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). We have entered into a series of interest rate swaps to mitigate the variable-rate risk on our long-term debt obligations. The fixed rate is 3.2% and 3.4% on notional amounts of $15.0 million and $28.0 million, respectively.
Foreign Currency
We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the UK, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in this foreign currency exchange rate. The impact of the transaction gains and losses from the UK statutory records on the income statement was a loss of $1 thousand for the three months ended March 31, 2008. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.
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
We have commenced startup operations in Singapore and therefore, are subject to foreign currency rate exposure. The impact of the transaction gains and losses from the Singapore statutory records on the income statement was a gain of $10 thousand for the three months ended March 31, 2008.
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
Fair Value
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.
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
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. On April 25, 2008, the court denied Discover’s motion to dismiss our claims.

Item 6. Exhibits

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
Date: May 7, 2008

INTERSECTIONS INC.
By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Principal Financial Officer