Form 10-Q
period 2008-06-30
INTERSECTIONS INC
filed 2008-08-11
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
As of August 1, 2008, there were 18,344,443 shares of common stock, $0.01 par value, issued and 17,278,027 shares outstanding, with 1,066,416 shares of treasury stock.

Form 10-Q
June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$94,212	$65,105	$180,106	$123,305
Operating expenses:
Marketing	13,604	7,951	25,798	15,935
Commissions	20,875	12,195	39,360	21,838
Cost of revenue	29,779	24,951	58,280	47,997

General and administrative	17,044	15,057	33,319	29,300
Depreciation	2,328	2,300	4,669	4,447
Amortization	2,904	840	5,393	1,426

Total operating expenses	86,534	63,294	166,819	120,943

Income from operations	7,678	1,811	13,287	2,362
Interest income	74	211	172	497
Interest expense	(620)	(326)	(1,185)	(663)

Other (expense) income, net	(83)	37	(101)	(6)

Income before income taxes and minority interest	7,049	1,733	12,173	2,190

Income tax expense	(2,880)	(743)	(4,979)	(927)

Income before minority interest	4,169	990	7,194	1,263
Minority interest in net loss of Screening International, LLC	183	345	597	556

Net income	$4,352	$1,335	$7,791	$1,819

Net income per share – basic	$0.25	$0.08	$0.45	$0.11
Net income per share – diluted	$0.25	$0.08	$0.44	$0.10

Weighted average common shares outstanding — basic	17,272	17,142	17,217	17,050
Weighted average common shares outstanding — diluted	17,608	17,558	17,531	17,497
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,320	$19,780
Accounts receivable, net of allowance for doubtful accounts $111 (2008) and $37 (2007)	30,825	25,471
Prepaid expenses and other current assets	5,392	6,217
Income tax receivable	158	4,329
Deferred subscription solicitation costs	24,915	21,912

Total current assets	82,610	77,709

PROPERTY AND EQUIPMENT—net	17,809	18,817
GOODWILL	79,912	76,506
INTANGIBLE ASSETS—net	39,129	16,855
OTHER ASSETS	20,351	16,381

TOTAL ASSETS	$239,811	$206,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable—current portion	$7,013	$3,346
Note payable to Control Risks Group Ltd.	900	900
Capital leases—current portion	737	1,001
Accounts payable	11,074	10,647
Accrued expenses and other current liabilities	20,517	15,187
Accrued payroll and employee benefits	4,861	4,945
Commissions payable	5,592	2,413
Deferred revenue	3,474	2,886
Deferred tax liability — net, current portion	7,058	6,019

Total current liabilities	61,226	47,344

NOTE PAYABLE — less current portion	33,090	22,347
OBLIGATIONS UNDER CAPITAL LEASES—less current portion	392	699
OTHER LONG-TERM LIABILITIES	2,477	2,071
DEFERRED TAX LIABILITY—net, less current portion	8,733	8,935

TOTAL LIABILITIES	105,918	81,396

MINORITY INTEREST	9,416	10,024
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,344 (2008) and 18,172 (2007); shares outstanding, 17,278 (2008) and 17,106 (2007)	183	182
Additional paid-in capital	101,324	99,706
Treasury stock, 1,066 shares at cost	(9,516)	(9,516)
Retained earnings	32,148	24,357
Accumulated other comprehensive income:
Cash flow hedge	232	—
Other	106	119

Total stockholders’ equity	124,477	114,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,811	$206,268

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2008	2007
Net income	$7,791	$1,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,694	4,495
Amortization of intangible assets	5,393	1,426
Amortization of gain from sale leaseback	(25)	(48)
Amortization of debt issuance cost	51	39
Provision for doubtful accounts	74	14
Share based compensation	2,124	1,289
Amortization of deferred subscription solicitation costs	25,402	14,706
Minority interest in net loss of Screening International, LLC	(597)	(556)
Foreign currency transaction gains, net	(4)	—
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(5,320)	(7,903)
Prepaid expenses and other current assets	824	(282)
Income tax receivable	4,171	480
Deferred subscription solicitation costs	(30,048)	(20,496)
Other assets	(924)	(5,072)
Accounts payable	400	7,458
Accrued expenses and other current liabilities	5,482	1,937
Accrued payroll and employee benefits	(84)	(2,061)
Commissions payable	3,179	551
Deferred revenue	588	(2,241)
Deferred income tax, net	(202)	(26)
Other long-term liabilities	356	2,157

Net cash provided by (used in) operating activities	23,325	(2,314)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,923)	(3,126)
Cash paid in the acquisition of Intersections Insurance Services, Inc	—	(5)
Cash paid in the acquisition of Net Enforcers, Inc., net of cash received	(867)	—
Cash paid in the acquisition of intangible membership agreements	(30,176)	—
Sale of short-term investments	—	5,962

Net cash (used in) provided by investing activities	(34,966)	2,831

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Cash proceeds from stock options exercised	13	927
Withholding tax payment on vesting of restricted stock units	(517)	—
Tax benefit of stock options exercised	—	291
Borrowings under credit facility	27,611	—
Debt issuance costs	(133)	—
Note receivable	—	(700)
Repayments on note payable	(13,201)	(1,673)
Capital lease payments	(572)	(612)

Net cash provided by (used in) financing activities	13,201	(1,767)

EFFECT OF EXCHANGE RATE ON CASH	(20)	12

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,540	(1,238)
CASH AND CASH EQUIVALENTS—Beginning of period	19,780	15,580

CASH AND CASH EQUIVALENTS—End of period	$21,320	$14,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,003	$586

Cash paid for taxes	$823	$1,205

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment accrued but not paid	$278	$604

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary, Intersections Insurance Services, Inc. (“IISI”), we expanded our portfolio of services to include consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In addition, we also offer our services directly to consumers.
Through our majority owned subsidiary, Screening International, LLC (“SI”), we provide personnel and vendor background screening services to businesses worldwide. SI was formed in May 2006, with Control Risks Group, Ltd., (“CRG”), a company based in the UK. In May 2006, we created SI with CRG by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. We own 55% of SI, and have the right to designate a majority of the five-member board of directors. CRG owns 45% of SI. We and CRG have agreed to cooperate to meet any future financing needs of SI, including guaranteeing third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.
SI has offices in Virginia, the UK, and Singapore. SI’s clients include leading United States, UK and global companies in such areas as manufacturing, healthcare, telecommunications and financial services. SI provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira”) and corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”).
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. Our financial results include Captira, which we acquired from Hide N’Seek, LLC on August 7, 2007 and Net Enforcers, which we acquired on November 30, 2007. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. All significant intercompany transactions have been eliminated. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, as filed in our Annual Report on Form 10-K.
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

Cash and Cash Equivalents
We consider all highly liquid investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and short-term U.S. treasury securities with original maturities less than or equal to three months. Interest income on these short-term investments is recognized when earned.
Foreign Currency Translation
We account for foreign currency translation and transaction gains and losses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. We translate the assets and liabilities of our foreign subsidiaries at the exchange rate in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded into other comprehensive income as a separate component of shareholders equity, while transaction gains and losses are included in net income.
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
Goodwill and Other Intangibles
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation, evaluation of other information and management review.
SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We have elected to perform our annual analysis as of October 31 of each fiscal year. As of June 30, 2008, no indicators of impairment have been identified.
Intangible assets subject to amortization include trademarks, customer, marketing and technology related assets. Such intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives, which are generally three to ten years.
Derivative Financial Instruments
We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires us to recognize all derivative instruments on the balance sheet at fair value, and contains accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying consolidated balance sheet. The ineffective portion of the interest rate swaps, if any, is recorded in interest expense in the accompanying consolidated statement of income.

The interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have initial notional amounts of $28.0 million and $15.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (3.46% at June 30, 2008) to a fixed rate of 3.20% per annum through December 2011 and on our revolving line of credit (3.46% at June 30, 2008) to a fixed rate of 3.44% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortizes to $10.0 million in 2009 and terminates in December 2011.
As of June 30, 2008, the fair value of the interest rate swaps were $127 thousand related to the term loan and $105 thousand related to the revolving line of credit and these were recorded in other assets on the consolidated balance sheet. For the three months ended June 30, 2008, the effective portion of the change in fair value of the term loan and line of credit interest rate swaps were $473 thousand and $365 thousand, respectively, and has been recorded in accumulated other comprehensive income on our consolidated balance sheet. From inception, the effective portion of the change in fair value of the term loan and line of credit interest rate swaps were $447 thousand and $347 thousand, respectively, and has been recorded in accumulated other comprehensive income on our consolidated balance sheet. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the three and six months ended June 30, 2008, there was no ineffective portion of the hedge and therefore, no impact to the consolidated statement of income.
Fair Value Measurements
We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently analyzing the impact, if any, of adopting SFAS No. 157 for non-financial assets and liabilities.
SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including marketable securities and our interest rate swaps. See Note 4, Fair Value Measurements.
We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

Revenue Recognition
We recognize revenue on 1) identity theft, credit management and background services, 2) accidental death insurance and 3) other membership products.
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
Identity Theft, Credit Management and Background Services
We recognize revenue from our services in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of SAB No.’s 101 and 104, revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our actual experience.
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

The amount of revenue recorded by us is determined in accordance with FASB’s EITF 99-19. For insurance products, we generally record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2008 and December 31, 2007 totaled $1.9 million and $1.3 million, respectively, and is included in accrued expenses and other current liabilities in our consolidated balance sheet.
Other Monthly Subscription Products
We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue on services provided from identity theft referrals from major banking institutions and breach services previously allocated to the Consumer Products and Services segment. We also recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis and online brand protection and brand monitoring, offered by Net Enforcers.
Deferred Subscription Solicitation and Advertising
We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Direct-response marketing costs include telemarketing, web-based marketing and direct mail costs related directly to subscription solicitation. In accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, direct-response advertising costs are deferred and charged to operations on a cost pool basis as the corresponding revenues from subscription fees are recognized, but not for more than one year.
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
We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets on our consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets on our consolidated balance sheet. Amortization is included in commissions expense on our consolidated statement of income.
Deferred subscription solicitation costs included in the accompanying balance sheet as of June 30, 2008 and December 31, 2007, were $28.1 million and $23.5 million, which includes $3.2 million and $1.6 million reported in other assets, respectively, on our consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statement of income, for the three months ended June 30, 2008 and 2007 were $13.1 million and $7.7 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2008 and 2007 were $25.4 million and $14.7 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our consolidated statement of income, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the three months ended June 30, 2008 and 2007 were $1.6 million and $385 thousand, respectively. Subscription solicitation costs expensed as incurred related to marketing costs in the six months ended June 30, 2008 and 2007 were $2.4 million and $1.6 million, respectively.
Deferred Debt Issuance Costs
Deferred debt issue costs are stated at cost, less accumulated amortization, and are included in other assets on our consolidated balance sheet. Amortization of debt issue costs is over the life of the loan using the effective interest method.
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
In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the three or six months ended June 30, 2008.
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
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Share-Based Compensation
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
We account for share-based compensation under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended June 30, 2008 and 2007 was $1.1 million and $738 thousand, respectively. Total share-based compensation expense included in general and administrative expenses on our consolidated statements of operations for the six months ended June 30, 2008 and 2007 was $2.1 million and $1.3 million, respectively.
The following weighted-average assumptions were used for option grants during the six months ended June 30, 2008 and 2007:
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three and six months ended June 30, 2008 and 2007 were zero.
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
Expected Term. The expected term of options granted during the six months ended June 30, 2008 and 2007 was determined under the simplified calculation provided in SAB No. 107, as amended by SAB No. 110 ((vesting term + original contractual term)/2). For the majority of grants valued during the six months ended June 30, 2008 and 2007, the options had graded vesting over 3 and 4 years (equal vesting of options annually) and the contractual term was 10 years.
The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility	38.0%	38.0%
Risk free interest rate	3.1%	4.5%
Expected life of options	6.2 years	6.2 years
Net Income Per Common Share
Basic and diluted income per share are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans, our restricted stock units and warrants.
For the three and six months ended June 30, 2008 and 2007, options to purchase 4.3 million and 3.1 million shares, respectively, of common stock have been excluded from the computation of diluted earnings per share as their effect would not be dilutive. These shares could dilute earnings per share in the future.
A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Net income available to common shareholders — basic and diluted	$4,352	$1,335	$7,791	$1,819

Weighted average common shares outstanding—basic	17,272	17,142	17,217	17,050
Dilutive effect of common stock equivalents	336	416	314	447

Weighted average common shares outstanding—diluted	17,608	17,558	17,531	17,497

Income per common share:
Basic	$0.25	$0.08	$0.45	$0.11
Diluted	$0.25	$0.08	$0.44	$0.10

Treasury Stock
In 2007, we repurchased shares of our common stock. We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity. We did not repurchase shares of common stock in the six months ended June 30, 2008.
Segment Reporting
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, defines how operating segments are determined and requires disclosure about products, services, major customers and geographic areas. We have three reportable segments.
In the three months ended June 30, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services previously accounted for in the Consumer Products and Services segment. The modification to the business segments were determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.
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
In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

3. Business Acquisitions
Net Enforcers
On November 30, 2007, we acquired all of the outstanding shares of Net Enforcers, a Florida S corporation, for approximately $15.2 million in cash, which included approximately $1.2 million in acquisition costs. Additional consideration up to approximately $3.5 million in cash is due if such company achieves certain financial statement metrics and revenue targets in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as additional purchase price.
The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. In the three months ended June 30, 2008, we modified our purchase price allocation by reducing the fair value of intangible assets by $2.5 million and increasing goodwill for the same amount. There were additional reductions to goodwill of approximately $47 thousand in the three months ended June 30, 2008 that were due to ongoing adjustments to the fair values of assets acquired.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$683
Intangible assets:
Trade name (estimated useful life of 5 years)	$388
Customer relationships (estimated useful life of 7 years)	2,290
Non-compete agreement (estimated useful life of 5 years)	560
Existing developed technology assets (estimated useful life of 5 years)	363

Total intangible assets		3,601
Goodwill		11,704
Other current liabilities		(812)

Net assets acquired		$15,176

The $11.7 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes.
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
The impact of Net Enforcers on our historical operating results is not material and as such, pro-forma financial information is not presented.
Captira
On August 7, 2007, our wholly owned subsidiary, Captira, acquired substantially all of the assets of Hide N’ Seek, an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs. Additional consideration up to approximately $2.5 million in cash is due if Captira achieves certain cash flow milestones in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as additional purchase price.

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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$12
Property, plant and equipment		36
Intangible assets:
Trade name (estimated useful life of 4 years)	$407
Existing developed technology assets (estimated useful life of 4 years)	1,297

Total intangible assets		1,704
Goodwill		1,390

Net assets acquired		$3,142

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
The impact of Captira or Hide N’Seek on our historical operating results is not material and as such, pro-forma financial information is not presented.
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

Fair value hierarchy of our marketable securities and interest rate swap contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	other	Significant
	June 30	Identical Assets	Observable	Unobservable
	30, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
US Treasury bills	$2,000	$2,000	$—	$—
Interest rate swap contracts	233	—	233	—
5. Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Prepaid services	$1,348	$1,167
Prepaid contracts	1,974	1,825
Other	2,070	3,225

	$5,392	$6,217

6. Deferred Subscription Solicitation and Commission Costs
Deferred subscription solicitation costs included in the accompanying balance sheet as of June 30, 2008 and December 31, 2007, were $28.1 million and $23.5 million, which includes $3.2 million and $1.6 million reported in other assets, respectively, on our consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expenses on our consolidated statement of income, for the three months ended June 30, 2008 and 2007 were $13.1 million and $7.7 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2008 and 2007 were $25.4 million and $14.7 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs that did not meet the criteria for deferral in accordance with SOP 93-7, which are included in marketing expenses on our consolidated statement of income, for the three months ended June 30, 2008 and 2007 were $1.6 million and $385 thousand, respectively. Subscription solicitation costs expensed as incurred related to marketing for the six months ended June 30, 2008 and 2007 were $2.4 million and $1.6 million, respectively.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Other	Total
Balance, December 31, 2007	$43,235	$23,583	$9,688	$76,506
Adjustments	—	—	3,406	3,406

Balance, June 30, 2008	$43,235	$23,583	$13,094	$79,912

Goodwill increased by $3.4 million in the six months ended June 30, 2008 due to ongoing revisions in the estimated purchase price allocation related to the Net Enforcers and Captira acquisitions in 2007.
During the six months ended June 30, 2008, we acquired membership agreements from Citibank, which is recorded as a customer related intangible asset, for approximately $30.2 million. The intangible asset is being amortized, on an accelerated basis, over the expected useful life of the subscribers, which we have determined is ten years. Amortization is included in amortization expense on our consolidated statement of income.
Intangibles consisted of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$42,118	$(7,453)	$34,665	$12,284	$(3,069)	$9,215
Marketing related	3,773	(1,908)	1,865	4,499	(1,394)	3,105
Technology related	3,159	(1,055)	2,104	4,599	(615)	3,984
Non-compete agreement	559	(64)	495	560	(9)	551

Total amortizable intangible assets	$49,609	$(10,480)	$39,129	$21,942	$(5,087)	$16,855

Intangible assets are amortized over a period of three to ten years. For the three and six months ended June 30, 2008, we had an aggregate amortization expense of $2.9 million and $5.4 million, respectively, which was included in amortization expense on the consolidated statements of operations. For the three and six months ended June 30, 2007, we had an aggregate amortization expense of $840 thousand and $1.4 million, respectively.
We estimate that we will have the following amortization expense for future periods as follows (in thousands):

For the remaining six months ending December 31, 2008	$5,378
For the years ending December 31, 2009
2009	8,547
2010	6,300
2011	4,881
2012	3,701
2013	2,973
Thereafter	7,349

$39,129

8. Other Assets
The components of our other assets are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Prepaid royalty payments	$17,060	$14,207
Prepaid contracts	202	496
Escrow receivable	1,060	1,030
Other	2,029	648

	$20,351	$16,381

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
9. Accrued Expenses and Other Current Liabilities
The components of our accrued expenses and other liabilities are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Accrued marketing	$2,561	$894
Accrued cost of sales, including credit bureau costs	9,598	6,083
Accrued general and administrative expense and professional fees	4,800	3,883
Transition costs	46	264
Insurance premiums	1,927	1,341
Other	1,585	2,722

	$20,517	$15,187

10. Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Accrued payroll	$3,269	$3,559
Accrued severance	—	104
Accrued benefits	1,592	1,282

	$4,861	$4,945

11. Income Taxes
Our effective tax rate for the three months ended June 30, 2008 and 2007 was 40.5% and 42.8%, respectively. Our effective tax rate for the six months ended June 30, 2008 and 2007 was 40.7% and 42.3%, respectively. The decrease is primarily a result of reduced losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
As of June 30, 2008, we have a $1.1 million net long-term liability for state income tax matters and related interest and penalties in connection with our acquisition of IISI. This net liability is offset entirely by an escrow receivable pursuant to the escrow agreement executed with the former shareholders of IISI. In the fourth quarter of 2008, the net liability will be reduced by approximately $569 thousand due to the expiration of the statute.
12. Notes Payable

	June 30, 2008	December 31, 2007
	(in thousands)
Term loan	$25,083	$11,667
Revolving line of credit	15,000	14,000
Note payable to CRG	900	900
Other	20	26

	41,003	26,593
Less current portion	(7,913)	(4,246)

Total long term debt	$33,090	$22,347

On July 3, 2006 we negotiated bank financing in the amount of $40 million. Under terms of the financing agreements, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the credit agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the credit agreement will be December 31, 2011.
On February 1, 2008, we borrowed $16.6 million under the term loan facility to acquire membership agreements. In the six months ended June 30, 2008, we repaid $10.0 million on our outstanding line of credit. As of June 30, 2008, the outstanding interest rate was 3.46% and principal balance under the credit agreement was $40.1 million.
In addition, SI has an outstanding demand loan of $900 thousand with CRG at an average rate of 8.0%. Other notes outstanding of $20 thousand will be due in 2009.
Aggregate maturities during the subsequent years are as follows (in thousands):

For the remaining six months ending December 31, 2008	$3,507
For the years ending December 31, 2009
2009	7,014
2010	6,999
2011	22,583

$40,103
Demand loan	900

Total	$41,003

The credit agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated EBITDA, consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
13. Stockholders’ Equity
Share Repurchase
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares during the six months ended June 30, 2008.
Share Based Compensation
On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of June 30, 2008, we have 1.5 million shares remaining to issues. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.
On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of June 30, 2008, we have 427 thousand shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2.5 million shares of common stock. As of June 30, 2008, we have 562 thousand shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over three and four years of continuous service.
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

Stock Options
The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(in thousands)	(in years)
Outstanding at December 31, 2007	3,839,274	$12.22
Granted	1,126,742	8.41
Canceled	(53,300)	17.12
Exercised	(28,000)	9.29

Outstanding at June 30, 2008	4,884,716	$11.36	$7,741	6.30

Exercisable at June 30, 2008	2,945,800	$12.85	$4,151	4.36

The weighted average grant date fair value of options granted during the three months ended June 30, 2008 was $3.26. There were no grants in the three months ended June 30, 2007. The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $3.56, and $6.39, respectively.
For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $214 thousand and $224 thousand, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $247 thousand and $709 thousand, respectively.
Total share based compensation expense recognized for stock options, which was included in general and administrative expense on our consolidated statement of income, for the three months ended June 30, 2008 and 2007 was $543 thousand and $256 thousand, respectively. Total share based compensation expense recognized for stock options for the six months ended June 30, 2008 and 2007 was $1.0 million and $402 thousand.
As of June 30, 2008, there was $6.3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units
The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted	Remaining
	Number of	-Average Grant	Contractual
	RSUs	Date Fair Value	Life
			(in years)
Outstanding at December 31, 2007	568,512	$9.69
Granted	155,000	8.39
Canceled	(61,722)	9.61
Vested	(143,406)	9.61

Outstanding at June 30, 2008	518,384	$9.33	2.44

As of June 30, 2008, there was $3.9 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Total share based compensation recognized for restricted stock units in our consolidated statement of income for the three months ended June 30, 2008 and 2007 was $550 thousand and $481 thousand. Total share based compensation recognized for stock options for the six months ended June 30, 2008 and 2007 was $1.1 million and $887 thousand, respectively.

14. Segment and Geographic Information
We operate in three primary business segments: Consumer Products and Services, Background Screening, and Other. In the three months ended June 30, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services previously accounted for in the Consumer Products and Services segment. The modification in business segments was determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.
We have developed methodologies to fully allocate indirect costs associated with these revenues to the Other segment. These costs include expenses associated with fulfillment, credit bureau costs, indirect selling and general and administrative expenses. The allocation methodologies are based on historical cost percentages of these services from our continuing operations.
As a result, we have modified the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. We have recasted the results of our business segment data for the three and six months ended June 30, 2008 and 2007 into the new business segments for comparability with current presentation.
The following is a description of our business segments:
•	Consumer Products and Services include our daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies (Equifax, Experian and TransUnion), credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, identity theft cost coverage and other subscription based services such as consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information and life, accidental death and disability insurance.

•	Background Screening includes pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks provided by SI. This segment includes the domestic and global sales generated by the London and Singapore offices of SI.

•	Other includes services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
The following table sets forth segment information for the three and six months ended June 30, 2008 and 2007:

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(in thousands)
Three Months Ended June 30, 2008
Revenue	$84,572	$7,934	$1,706	$94,212
Depreciation	2,087	240	1	2,328
Amortization	2,512	126	266	2,904
Income (loss) before income taxes and minority interest	$8,087	$(548)	$(490)	$7,049
Three Months Ended June 30, 2007
Revenue	$55,451	$7,854	$1,800	$65,105
Depreciation	2,079	221	—	2,300
Amortization	713	127	—	840
Income (loss) before income taxes and minority interest	$2,120	$(1,266)	$879	$1,733
Six Months Ended June 30, 2008
Revenue	$162,005	$14,756	$3,345	$180,106
Depreciation	4,185	483	1	4,669
Amortization	4,577	253	563	5,393
Income (loss) before income taxes and minority interest	$15,206	$(1,991)	$(1,042)	$12,173
Six Months Ended June 30, 2007
Revenue	$104,680	$14,477	$4,148	$123,305
Depreciation	4,034	413	—	4,447
Amortization	1,173	253	—	1,426
Income (loss) before income taxes and minority interest	$2,060	$(1,950)	$2,080	$2,190
As of June 30, 2008
Property, plant and equipment, net	$15,709	$2,070	$30	$17,809
Identifiable assets	$225,698	$12,470	$1,643	$239,811
As of December 31, 2007
Property, plant and equipment, net	$16,534	$2,145	$138	$18,817
Identifiable assets	$191,868	$12,869	$1,531	$206,268

Information concerning the revenues and total assets of principal geographic areas is as follows:

	United States	United Kingdom	Other	Consolidated
	(in thousands)
Revenue
For the three months ended June 30, 2008	$91,020	$3,190	$2	$94,212
For the three months ended June 30, 2007	62,045	3,060	—	65,105
For the six months ended June 30, 2008	174,718	5,383	5	180,106
For the six months ended June 30, 2007	117,973	5,332	—	123,305

Total assets
As of June 30, 2008	$231,077	$9,301	$(567)	$239,811
As of December 31, 2007	196,419	9,976	(127)	206,268
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
Consumer Products and Services
We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary Intersections Insurance Services, Inc., we offer a portfolio of services to include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also offer our services directly to consumers.
Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients are principally credit card, direct deposit, or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, web and technology companies and other service providers with significant market presence and brand loyalty.
With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. In 2007 and through the first six months of 2008, we substantially increased our own investment in marketing with our clients and anticipate this increased investment continuing over the remaining months in 2008.

We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We expect to continue making an investment in marketing direct to consumers in the remaining months of 2008.
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
During the six months ended June 30, 2008, we acquired membership agreements from Citibank, which is recorded as a customer related intangible asset, for approximately $30.2 million. The intangible asset is amortized, on an accelerated basis, over the expected useful life of the subscribers, which we have determined is ten years. The acquisition of these contracts increases our revenue and amortization expenses over the useful life of the asset.
On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. On April 25, 2008, the court denied Discover’s motion to dismiss our claims. We and Discover each have filed cross-motions for summary judgment. A hearing on the parties’ cross-motions for summary judgement is scheduled for August 15, 2008.

The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Subscribers at beginning of period	5,550	4,686	5,259	4,626
New subscribers — indirect	600	520	1,185	1,080
New subscribers — direct (1)	554	472	1,116	860
Cancelled subscribers within first 90 days of subscription	(289)	(272)	(575)	(510)
Cancelled subscribers after first 90 days of subscription	(758)	(556)	(1,328)	(1,206)

Subscribers at end of period	5,657	4,850	5,657	4,850

Total revenue	$94,212	$65,105	$180,106	$123,305
Revenue from transactional sales	(8,747)	(9,864)	(17,388)	(18,556)
Revenue from lost/stolen credit card registry	(9)	(10)	(18)	(30)

Subscription revenue	$85,456	$55,231	$162,700	$104,719

Marketing and commissions	$34,479	$20,146	$65,158	$37,773
Commissions paid on transactional sales	(1)	(4)	(3)	(9)
Commissions paid on lost/stolen credit card registry	(12)	(9)	(23)	(15)

Marketing and commissions associated with subscription revenue	$34,466	$20,133	$65,132	$37,749

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.
Subscription revenue, net of marketing and commissions associated with subscription revenue, is a non-GAAP financial measure that we believe is important to investors and one that we utilize in managing our business as subscription revenue normalizes the effect of changes in the mix of indirect and direct marketing arrangements.
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

Other
Our Other segment includes Captira Analytical, LLC (“Captira”), which provides software and automated service solutions for the bail bonds industry. Through our wholly owned subsidiary, Captira, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting. We believe Captira’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or transaction related charges for various optional services. As Captira’s business model is relatively new, pricing and service configurations are subject to change at any time.
Through our wholly owned subsidiary, Net Enforcers, Inc (“Net Enforcers”), we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring and other services. Net Enforcers’ services include the use of sophisticated technology to search the internet in search of potential property right infringements, value added analysis and recommendation from our trained staff of analysts, and manual or automated enforcement activities as directed by our clients. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring and analysis services, as well as per transaction charges for enforcement related services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month.
The pro forma impact of Captira or Net Enforcers, prior to their acquisitions, on our historical operating results is not material.
We also offer victim assistance services as part of our agreement with the Identity Theft Assistance Corporation (“ITAC”) to help victims of identity theft that are referred to ITAC by their financial institutions. We assist these customers in identifying instances of identity theft that appears on their credit report, notifying the affected institutions, and sharing the data with law enforcement.  These victim assistance services are provided free to the customers and we are paid fees by the ITAC Members for the services we provide to their customers. In addition, we offer data security breach services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals. We generally are paid fees by the clients for the services we provide their customers.
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
Revenue Recognition
We recognize revenue on 1) identity theft, credit management and background services, 2) accidental death insurance and 3) other membership products.
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
Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our actual experience.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2008 and December 31, 2008 totaled $1.9 million and $1.3 million, respectively, and is included in accrued expenses and other current liabilities in our consolidated balance sheet.

Other Monthly Subscription Products
We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue on services provided from identity theft referrals from major banking institutions and breach services previously allocated to the Consumer Products and Services segment. We also recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis and online brand protection and brand monitoring, offered by Net Enforcers.
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
We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets on our consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets on our consolidated balance sheet. Amortization is included in commissions expense on our consolidated statement of income.
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

In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the six months ended June 30, 2008.
Goodwill and Other Intangible Assets
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation, evaluation of other information and management review.
SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis as of October 31 of each fiscal year. As of June 30, 2008, no indicators of impairment have been identified.
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
In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

Results of Operations
We operate in three primary business segments: Consumer Products and Services, Background Screening, and Other. In the three months ended June 30, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains breach and identify theft referral services previously accounted for in the Consumer Products and Services segment. The change in business segments was determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.
Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes breach and identity theft referral services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
We have developed methodologies to fully allocate indirect costs associated with these revenues to the Other segment. These costs include expenses associated with fulfillment, credit bureau costs, indirect selling and general and administrative expenses. The allocation methodologies are based on historical cost percentages of these services from our continuing operations.
As a result, we have modified the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. We have recasted the results of our business segment data for the three and six months ended June 30, 2008 and 2007 into the new business segments for comparability with current presentation.
Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Three Months Ended June 30, 2008
Revenue	$84,572	$7,934	$1,706	$94,212
Operating expenses:
Marketing	13,604	—	—	13,604
Commissions	20,755	—	120	20,875
Cost of revenue	24,743	4,343	693	29,779
General and administrative	12,178	3,750	1,116	17,044
Depreciation	2,087	240	1	2,328
Amortization	2,512	126	266	2,904

Total operating expenses	75,879	8,459	2,196	86,534

Income (loss) from operations	$8,693	$(525)	$(490)	$7,678

Three Months Ended June 30, 2007
Revenue	$55,451	$7,854	$1,800	$65,105
Operating expenses:
Marketing	7,951	—	—	7,951
Commissions	12,062	—	133	12,195
Cost of revenue	19,426	4,857	668	24,951
General and administrative	11,044	3,893	120	15,057
Depreciation	2,079	221	—	2,300
Amortization	713	127	—	840

Total operating expenses	53,275	9,098	921	63,294

Income (loss) from operations	$2,176	$(1,244)	$879	$1,811

Consumer Products and Services Segment
Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance.

	Three Months Ended June 30,
	2008	2007	Difference	%
Revenue	$84,572	$55,451	$29,121	52.5%
Operating expenses:
Marketing	13,604	7,951	5,653	71.1%
Commissions	20,755	12,062	8,693	72.1%
Cost of revenue	24,743	19,426	5,317	27.4%
General and administrative	12,178	11,044	1,134	10.3%
Depreciation	2,087	2,079	8	0.4%
Amortization	2,512	713	1,799	252.3%

Total operating expenses	75,879	53,275	22,604	42.4%

Income from operations	$8,693	$2,176	$6,517	299.5%

Revenue. The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 5.7 million subscribers for the three months ended June 30, 2008 from 4.8 million for the three months ended June 30, 2007, an increase of 16.7%. The growth in our subscriber base has been accomplished primarily from the purchase of Citibank’s membership agreements in January 2008 and additional subscribers through continued direct marketing efforts, including continued growth from our largest client relationship. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 75.8% for the three months ended June 30, 2008 from 66.8% in the three months ended June 30, 2007.
The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	June 30,
	2008	2007
Percentage of subscribers from direct marketing arrangements to total subscribers	42.1%	35.4%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	48.0%	47.5%
Percentage of revenue from direct marketing arrangements to total subscription revenue	75.8%	66.8%
Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. The increase in marketing is primarily a result of an increased investment in marketing for direct marketing agreements. Amortization of deferred subscription solicitation costs related to marketing for the three months ended June 30, 2008 and 2007 were $12.0 million and $7.6 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the three months ended June 30, 2008 and 2007 were $1.6 million and $385 thousand, respectively. This includes approximately $1.1 million of advertising that occurred in the three months ended June 30, 2008 related to a media campaign.
As a percentage of revenue, marketing expenses increased to 16.1% for the three months ended June 30, 2008 from 14.3% for the three months ended June 30, 2007.
Commission Expenses. Commission expenses consist of commissions paid to clients. The increase in commissions is related to an increase in sales and subscribers from our direct subscription business.

As a percentage of revenue, commission expenses increased to 24.5% for three months ended June 30, 2008 from 21.8% for three months ended June 30, 2007 primarily due to increased proportion of revenue from a direct marketing arrangement with ongoing clients.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. The increase in cost of revenue was attributed mainly to $3.1 million in increased data costs, higher cost of revenue for initial fulfillment and customer service costs to support the increased subscriber base, which are incurred prior to the commencement of related revenue due to the trial periods, as well as a 16.7% growth in our customer base.
As a percentage of revenue, cost of revenue was 29.3% for the three months ended June 30, 2008 compared to 35.0% for the three months ended June 30, 2007.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. The increase in general and administrative expenses is related to increased payroll and professional services to support the growth in our business.
Total share based compensation expense for the three months ended June 30, 2008 and 2007 was $1.1 million and $738 thousand, respectively.
As a percentage of revenue, general and administrative expenses decreased to 14.4% for the three months ended June 30, 2008 from 19.9% for the three months ended June 30, 2007.
Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense remained relatively flat for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
As a percentage of revenue, depreciation expenses decreased to 2.5% for the three months ended June 30, 2008 from 3.7% for the three months ended June 30, 2007.
Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The increase in amortization is primarily attributable to the increase in intangible assets as the result the membership agreements purchased from Citibank in January 2008.
As a percentage of revenue, amortization expenses increased to 3.0% for the three months ended June 30, 2008 from 1.3% for the three months ended June 30, 2007.
Background Screening Segment
Our Background Screening segment includes the personnel and vendor background screening services provided by SI.

	Three Months Ended June 30,
	2008	2007	Difference	%
Revenue	$7,934	$7,854	$80	1.0%
Operating expenses:
Cost of revenue	4,343	4,857	(514)	(10.6%)
General and administrative	3,750	3,893	(143)	(3.7%)
Depreciation	240	221	19	8.6%
Amortization	126	127	(1)	(0.8%)

Total operating expenses	8,459	9,098	(639)	(7.0%)

Loss from operations	$(525)	$(1,244)	$719	(57.8%)

Revenue. The revenue increase is primarily attributable to growth in UK revenues of $130 thousand, partially offset by decreased domestic revenue of $50 thousand. The increase in UK revenue is primarily attributable to renegotiated pricing for a major client and several new small volume clients in 2008.

Cost of Revenue. Cost of revenue consists of the costs to fulfill background screens and is mainly composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue significantly decreased primarily due to reductions in direct labor costs of $380 thousand and reductions in consultant, access, database fees and other direct costs of $153 thousand offset by the addition of the Singapore operation of $19 thousand. The reductions reflect our ongoing efforts to improve productivity in our operations.
As a percentage of revenue, cost of revenue was 54.7% for the three months ended June 30, 2008 compared to 61.8% for the three months ended June 30, 2007.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. The reduction in general and administrative expenses for domestic and UK facilities was $338 thousand, offset by expenses related to the addition of the Singapore office of $195 thousand.
As a percentage of revenue, general and administrative expenses decreased to 47.3% for the three months ended June 30, 2008 from 49.6% for the three months ended June 30, 2007.
Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense has increased due to increasing capital expenditures related to the global operations.
As a percentage of revenue, depreciation expenses increased to 3.0% for the three months ended June 30, 2008 from 2.8% for the three months ended June 30, 2007.
Other Segment
Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.

	Three Months Ended June 30,
	2008	2007	Difference	%
Revenue	$1,706	$1,800	$(94)	(5.2%)
Operating expenses:
Commissions	120	133	(13)	(9.8%)
Cost of revenue	693	668	25	3.7%
General and administrative	1,116	120	996	830.0%
Depreciation	1	—	1	100.0%
Amortization	266	—	266	100.0%

Total operating expenses	2,196	921	1,275	138.4%

(Loss) income from operations	$(490)	$879	$(1,369)	(155.7%)

Revenue. The decrease is primarily attributable to a reduction in referral and breach services from a one time breach sale that was recognized in the three months ended June 30, 2007.
Commissions Expense. Commission expenses consist of commissions paid to clients. The decrease in commissions is related to an decrease in sales and subscribers from our referral and breach business.
As a percentage of revenue, commissions expense was 7.0% for the three months ended June 30, 2008 compared to 7.4% for the three months ended June 30, 2007.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. Cost of revenue primarily increased due to the additional business operations acquired in 2007.
As a percentage of revenue, cost of revenue was 40.6% for the three months ended June 30, 2008 compared to 37.1% for the three months ended June 30, 2007.
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
As a percentage of revenue, general and administrative expenses increased to 65.5% for the three months ended June 30, 2008 from 6.6% for the three months ended June 30, 2007.
Depreciation. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software.
Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. This increase is primarily attributable to the increase in intangible assets as the result of acquisitions of Captira and Net Enforcers in 2007.
As a percentage of revenue, amortization expenses increased to 15.6% for the three months ended June 30, 2008 from zero for the three months ended June 30, 2007.
Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Six Months Ended June 30, 2008
Revenue	$162,005	$14,756	$3,345	$180,106
Operating expenses:
Marketing	25,798	—	—	25,798
Commissions	39,120	—	240	39,360
Cost of revenue	48,721	8,213	1,346	58,280
General and administrative	23,314	7,765	2,240	33,319
Depreciation	4,185	483	1	4,669
Amortization	4,577	253	563	5,393

Total operating expenses	145,715	16,714	4,390	166,819

Income (loss) from operations	$16,290	$(1,958)	$(1,045)	$13,287

Six Months Ended June 30, 2007
Revenue	$104,680	$14,477	$4,148	$123,305
Operating expenses:
Marketing	15,935	—	—	15,935
Commissions	21,563	—	275	21,838
Cost of revenue	37,888	8,608	1,501	47,997
General and administrative	21,870	7,138	292	29,300
Depreciation	4,034	413	—	4,447
Amortization	1,173	253	—	1,426

Total operating expenses	102,463	16,412	2,068	120,943

Income (loss) from operations	$2,217	$(1,935)	$2,080	$2,362

Consumer Products and Services Segment

	Six Months Ended June 30,
	2008	2007	Difference	%
Revenue	$162,005	$104,680	$57,325	54.8%
Operating expenses:
Marketing	25,798	15,935	9,863	61.9%
Commissions	39,120	21,563	17,557	81.4%
Cost of revenue	48,721	37,888	10,833	28.6%
General and administrative	23,314	21,870	1,444	6.6%
Depreciation	4,185	4,034	151	3.7%
Amortization	4,577	1,173	3,404	290.2%

Total operating expenses	145,715	102,463	43,252	42.2%

Income from operations	$16,290	$2,217	$14,073	634.8%

Revenue. The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 5.7 million subscribers for the six months ended June 30, 2008 from 4.8 million for the six months ended June 30, 2007, an increase of 16.7%. The growth in our subscriber base has been accomplished primarily from the purchase of Citibank’s membership agreements in January 2008 and additional subscribers through continued direct marketing efforts, including continued growth from our largest client relationship. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 74.8% for the six months ended June 30, 2008 from 65.1% in the six months ended June 30, 2007.
The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Six Months Ended
	June 30,
	2008	2007
Percentage of subscribers from direct marketing arrangements to total subscribers	42.1%	35.4%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	48.5%	44.2%
Percentage of revenue from direct marketing arrangements to total subscription revenue	74.8%	65.1%
Marketing Expenses. The increase in marketing is primarily a result of an increased investment in marketing for direct marketing agreements. Amortization of deferred subscription solicitation costs related to marketing for the six months ended June 30, 2008 and 2007 were $23.4 million and $14.3 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the six months ended June 30, 2008 and 2007 were $2.4 million and $1.6 million, respectively. This includes approximately $1.1 million of advertising that occurred in the three months ended June 30, 2008 related to a media campaign.
As a percentage of revenue, marketing expenses increased to 15.9% for the six months ended June 30, 2008 from 15.2% for the six months ended June 30, 2007.
Commission Expenses. The increase in commissions is related to an increase in sales and subscribers from our direct subscription business.
As a percentage of revenue, commission expenses increased to 24.1% for six months ended June 30, 2008 from 20.6% for six months ended June 30, 2007 primarily due to increased proportion of revenue from a direct marketing arrangements with ongoing clients.

Cost of Revenue. The increase in cost of revenue was attributed mainly to $6.0 million in increased data costs, higher cost of revenue for initial fulfillment and customer service costs to support the increased subscriber base, which are incurred prior to the commencement of related revenue due to the trial periods, as well as a 16.7% growth in our customer base.
As a percentage of revenue, cost of revenue was 30.1% for the six months ended June 30, 2008 compared to 36.2% for the six months ended June 30, 2007.
General and Administrative Expenses. The increase in general and administrative expenses is related to increased payroll and professional services to support the growth in our business.
Total share based compensation expense for the six months ended June 30, 2008 and 2007 was $2.1 million and $1.3 million, respectively.
As a percentage of revenue, general and administrative expenses decreased to 14.4% for the six months ended June 30, 2008 from 20.9% for the six months ended June 30, 2007.
Amortization. The increase in amortization is primarily attributable to the increase in intangible assets as the result of the membership agreements purchased from Citibank in January 2008.
As a percentage of revenue, amortization expenses increased to 2.8% for the six months ended June 30, 2008 from 1.1% for the six months ended June 30, 2007.
Background Screening Segment

	Six Months Ended June 30,
	2008	2007	Difference	%
Revenue	$14,756	$14,477	$279	1.9%
Operating expenses:
Cost of revenue	8,213	8,608	(395)	(4.6%)
General and administrative	7,765	7,138	627	8.8%
Depreciation	483	413	70	16.9%
Amortization	253	253	—	—

Total operating expenses	16,714	16,412	302	1.8%

Loss from operations	$(1,958)	$(1,935)	$(23)	1.2%

Revenue. The increase is primarily attributable to domestic growth of $223 thousand along with increases in UK revenue of $51 thousand. The domestic growth increase is primarily attributable to the addition of one new major client in late 2007. The increase in UK revenue is primarily attributable to revised pricing for a major client and the addition of several small volume clients in 2008.
Cost of Revenue. Cost of revenue decreased due to reductions labor costs of $264 thousand and reductions in consultant, access, database fees and other direct costs of $153 thousand. These reductions were partially offset by the costs incurred in the addition of the Singapore operation of $22 thousand. The reductions reflect our ongoing efforts to improve productivity in our operations.
As a percentage of revenue, cost of revenue was 55.7% for the six months ended June 30, 2008 compared to 59.5% for the six months ended June 30, 2007.
General and Administrative Expenses. The increase in general and administrative expenses is primarily attributable to a one time severance expense of $250 thousand, expenses incurred for global operations of $41 thousand, and expenses related to the addition of the Singapore operation of $336 thousand.
As a percentage of revenue, general and administrative expenses increased to 52.6% for the six months ended June 30, 2008 from 49.3% for the six months ended June 30, 2007.
Depreciation. Depreciation expense has increased due to increasing capital expenditures related to the global operations.

As a percentage of revenue, depreciation expenses increased to 3.3% for the six months ended June 30, 2008 from 2.9% for the six months ended June 30, 2007.
Other Segment

	Six Months Ended June 30,
	2008	2007	Difference	%
Revenue	$3,345	$4,148	$(803)	(19.4%)
Operating expenses:
Commissions	240	275	(35)	(12.7%)
Cost of revenue	1,346	1,501	(155)	(10.3%)
General and administrative	2,240	292	1,948	667.1%
Depreciation	1	—	1	100.0%
Amortization	563	—	563	100.0%

Total operating expenses	4,390	2,068	2,322	112.3%

(Loss) income from operations	$(1,045)	$2,080	$(3,125)	(150.2%)

Revenue. The decrease is primarily attributable to a reduction in referral and breach services from a one time breach sale that was recognized in the six months ended June 30, 2007.
Commissions Expense. The decrease in commissions is related to a decrease in sales and subscribers from our referral and breach business.
As a percentage of revenue, commissions expense was 7.2% for the six months ended June 30, 2008 compared to 6.6% for the six months ended June 30, 2007 .
Cost of Revenue. Cost of revenue primarily increased due to the additional business operations acquired in 2007.
As a percentage of revenue, cost of revenue was 40.2% for the six months ended June 30, 2008 compared to 36.2% for the six months ended June 30, 2007.
General and Administrative Expenses. Captira has successfully completed development of an initial commercial version of its applications and is in the early stages of market development and adoption of its service offerings by the bail bonds industry. As such, Captira has few clients and revenue is immaterial. However, Captira still incurs substantial monthly overhead expenses for management functions, business development and sales, customer support, technology operations and other functions despite the lack of a large customer base.
As a percentage of revenue, general and administrative expenses increased to 67.0% for the six months ended June 30, 2008 from 7.0% for the six months ended June 30, 2007.
Amortization. This increase is primarily attributable to the increase in intangible assets as the result of acquisitions of Captira and Net Enforcers in 2007.
As a percentage of revenue, amortization expenses increased to 16.8% for the six months ended June 30, 2008.
Interest Income
Interest income decreased 65.0% to $74 thousand for the three months ended June 30, 2008 from $211 thousand for the three months ended June 30, 2007. Interest income decreased 65.4% to $172 thousand for the six months ended June 30, 2008 from $497 thousand for the six months ended June 30, 2007. This is primarily attributable to the reduction in short term investments in the latter portion of 2007.

Interest Expense
Interest expense increased 90.1% to $620 thousand for the three months ended June 30, 2008 from $326 thousand for the three months ended June 30, 2007. Interest expense increased 78.5% to $1.2 million for the six months ended June 30, 2008 from $663 thousand for the six months ended June 30, 2007. This is primarily attributable to increased interest expense on a greater amount of outstanding long term debt in the three and six months ended June 30, 2008.
In February 2008, we entered into interest rate swaps to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.
Income Taxes
Our consolidated effective tax rate for the six months ended June 30, 2008 was 40.7% as compared to 42.3% for the six months ended June 30, 2007. The decrease is primarily a result of reduced losses outside of the United States, which are subject to tax at rates different than the statutory income tax rate.
Liquidity and Capital Resources
Cash and cash equivalents were $21.3 million as of June 30, 2008 compared to $19.8 million as of December 31, 2007. Cash includes $1.1 million held within our 55% owned subsidiary SI, and is not directly accessible to us. Our cash and cash equivalents are highly liquid investments and include short-term U.S. Treasury securities with original maturity dates of less than 90 days.
Accounts receivable balance as of June 30, 2008 was $30.8 million, including approximately $4.2 million related to our Background Screening segment, compared to $25.5 million, including approximately $3.7 million related to our Background Screening segment, as of December 31, 2007. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to clients billed under indirect marketing arrangements, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and corporate brand protection clients. In addition, we provide for a refund allowance, which is included in liabilities on our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $21.4 million as of June 30, 2008 compared to $30.4 million as of December 31, 2007. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months.

	Six Months Ended June 30,
	2008	2007	Difference
	(in thousands)
Net cash provided by (used in) operating activities	$23,325	$(2,314)	$25,639
Net cash (used in) provided by investing activities	(34,966)	2,831	(37,797)
Net cash provided by (used in) financing activities	13,201	(1,767)	14,968
Effect of exchange rate changes on cash and cash equivalents	(20)	12	(32)

Net increase (decrease) in cash and cash equivalents	1,540	(1,238)	2,778
Cash and cash equivalents, beginning of year	19,780	15,580	4,200

Cash and cash equivalents, end of year	$21,320	$14,342	$6,978

Net cash provided by operations was $23.3 million for the six months ended June 30, 2008 compared to net cash used in operations of $2.3 million for the six months ended June 30, 2007. The $25.6 million increase in net cash provided by operations was primarily the result of an increase in earnings, commissions payable, income taxes payable and amortization of intangible assets.
Net cash used in investing activities was $35.0 million for the six months ended June 30, 2008 compared to net cash provided by investing activities of $2.8 million during the six months ended June 30, 2007. Cash used in investing activities for the six months ended June 30, 2008 was primarily attributable to the purchase of the Citibank membership agreements in January 2008 for $30.2 million.

Net cash provided by financing activities was $13.2 million compared to net cash used in financing activities of $1.8 million for the six months ended June 30, 2008 and 2007, respectively. Cash provided by financing activities for the six months ended June 30, 2008 was primarily attributable to debt proceeds of $27.6 million used to purchase the membership agreements, partially offset by the repayment of $10.0 million on our revolving line of credit.
On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. As of June 30, 2008, the outstanding interest rate was 3.46% and principal balance under the Credit Agreement was $40.1 million.
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
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any common stock in the six months ended June 30, 2008.
Contractual Obligations
Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2007, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay non-refundable royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In the remaining months in 2008 we are obligated to pay an additional $3.0 million of minimum royalties. Any further minimum royalty payments in excess of this amount will be paid by us at our sole discretion or are subject to termination by us under certain contingent conditions.
Forward Looking Statements
Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.

Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate
We had cash and cash equivalents totaling $21.3 million and $19.8 million at June 30, 2008 and December 31, 2007, respectively. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than or equal to three months. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). We have entered into a series of interest rate swaps to mitigate the variable-rate risk on our long-term debt obligations. The fixed rate is 3.44% and 3.20% on notional amounts of $15.0 million and $28.0 million, respectively.
Foreign Currency
We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the UK, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in this foreign currency exchange rate. The impact of the transaction gains and losses from the UK statutory records on the income statement was a loss of $11 thousand for the six months ended June 30, 2008. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.
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
We have commenced startup operations in Singapore and therefore, are subject to foreign currency rate exposure. The impact of the transaction gains and losses from the Singapore statutory records on the income statement was a gain of $12 thousand for the six months ended June 30, 2008. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.
We do not maintain any derivative instruments to mitigate the exposure to foreign currency risk; however, this does not preclude our adoption of specific hedging strategies in the future. We will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. The foreign exchange transaction gains and losses are included in our results of operations, and were not material for all periods presented.

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
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. On April 25, 2008, the court denied Discover’s motion to dismiss our claims. We and Discover each have filed cross-motions for summary judgment. A hearing on the parties’ cross-motions for summary judgement is scheduled for August 15, 2008.
On December 23, 2005, an action captioned Mary Gay v. Credit Inform, Capital One Services, Inc. and Intersections, Inc., was commenced in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Credit Inform credit monitoring service marketed by Capital One and provided by us violates certain procedural requirements under the federal Credit Repair Organizations Act (“CROA”) and the Pennsylvania Credit Services Act (“PA CSA”). The plaintiff contends that Capital One and we are “credit repair organizations” under the CROA and “credit services organizations” under the PA CSA. The plaintiff seeks certification of a class on behalf of all individuals who purchased such services from defendants within the five-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of damages, including all fees paid by the class members for the services, attorneys’ fees and costs. We responded with a motion seeking to dismiss the action and enforce a provision in the terms of use for the product which require disputes to be resolved in arbitration and without class actions. The plaintiff has voluntarily dismissed Capital One from the case. By order of June 12, 2006, the district court granted our motion, stayed the action and ordered the plaintiff to arbitrate her claims on an individual basis. The order of the district court was appealed by the plaintiff to the U.S. Court of Appeals for the Third Circuit. On December 17, 2007, the plaintiff’s appeal was denied by the Third Circuit Court of Appeals. On January 29, 2008, the plaintiff’s motion for rehearing was denied, and on February 6, 2008, the Third Circuit Court of Appeals entered an order and judgment upholding the ruling by the district court to stay the action and compel arbitration on an individual basis. Pursuant to a settlement between the parties in the second quarter of 2008, we paid an immaterial amount to the plaintiff, and the plaintiff’s claims were dismissed by the court with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 21, 2008.
The individuals named below were elected as directors, each to serve for until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified. Shares voted were as follows:

	For	Withheld
Thomas G. Amato	12,704,135	1,982,480
James L. Kempner	14,303,732	382,883
Thomas L. Kempner	12,379,990	2,306,625
David A. McGough	12,534,594	2,152,021
Norman N. Mintz	12,667,373	2,019,242
Michael R. Stanfield	14,111,379	575,236
William J. Wilson	14,340,592	346,023
At such meeting, the stockholders approved Proposal 2, ratifying the approval of Deloitte and Touche LLP as our independent registered public accounting firm. The votes for Proposal 2 were as follows:

For	Against	Abstain	Broker Non-Votes
14,684,888	1,419	308	0
Item 6. Exhibits

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2008

INTERSECTIONS INC.
By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Principal Financial Officer