Form 10-Q
period 2008-09-30
INTERSECTIONS INC
filed 2008-11-10
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
As of November 3, 2008, there were 18,382,103 shares of common stock, $0.01 par value, issued and 17,315,687 shares outstanding, with 1,066,416 shares of treasury stock.

Form 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$93,415	$71,403	$273,521	$194,708
Operating expenses:
Marketing	12,776	9,390	38,573	25,325
Commissions	22,319	13,992	61,680	35,830
Cost of revenue	30,439	27,074	88,719	75,070
General and administrative	17,712	14,968	51,031	44,268
Depreciation	2,438	2,221	7,107	6,669
Amortization	2,739	911	8,132	2,336

Total operating expenses	88,423	68,556	255,242	189,498

Income from operations	4,992	2,847	18,279	5,210
Interest income	46	171	218	667
Interest expense	(537)	(304)	(1,722)	(968)
Other expense, net	(442)	(18)	(543)	(23)

Income before income taxes and minority interest	4,059	2,696	16,232	4,886
Income tax expense	(1,736)	(1,269)	(6,715)	(2,196)

Income before minority interest	2,323	1,427	9,517	2,690
Minority interest in net loss of Screening International, LLC	374	297	971	853

Net income	$2,697	$1,724	$10,488	$3,543

Net income per share — basic	$0.16	$0.10	$0.61	$0.21
Net income per share — diluted	$0.15	$0.10	$0.60	$0.20
Weighted average common shares outstanding — basic	17,296	17,156	17,244	17,086
Weighted average common shares outstanding — diluted	17,707	17,560	17,586	17,492
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,344	$19,780
Short-term investments	4,955	—
Accounts receivable, net of allowance for doubtful accounts $182 (2008) and $37 (2007)	25,991	25,471
Prepaid expenses and other current assets	5,608	6,217
Income tax receivable	1,449	4,329
Deferred subscription solicitation costs	26,742	21,912

Total current assets	81,089	77,709

PROPERTY AND EQUIPMENT—net	17,042	18,817
LONG-TERM INVESTMENT	3,327	—
GOODWILL	79,905	76,506
INTANGIBLE ASSETS—net	36,397	16,855
OTHER ASSETS	21,842	16,381

TOTAL ASSETS	$239,602	$206,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable—current portion	$7,013	$3,346
Note payable to Control Risks Group Ltd.	900	900
Capital leases—current portion	603	1,001
Accounts payable	8,668	10,647
Accrued expenses and other current liabilities	19,156	15,187
Accrued payroll and employee benefits	5,124	4,945
Commissions payable	829	2,413
Deferred revenue	4,914	2,886
Deferred tax liability — net, current portion	7,058	6,019

Total current liabilities	54,265	47,344

NOTE PAYABLE — less current portion	36,337	22,347
OBLIGATIONS UNDER CAPITAL LEASES—less current portion	250	699
OTHER LONG-TERM LIABILITIES	2,480	2,071
DEFERRED TAX LIABILITY—net, less current portion	8,733	8,935

TOTAL LIABILITIES	102,065	81,396

MINORITY INTEREST	9,067	10,024
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,381 (2008) and 18,172 (2007); shares outstanding, 17,315 (2008) and 17,106 (2007)	184	182
Additional paid-in capital	102,613	99,706
Treasury stock, 1,066 shares at cost	(9,516)	(9,516)
Retained earnings	34,845	24,357
Accumulated other comprehensive income:
Cash flow hedge	208	—
Other	136	119

Total stockholders’ equity	128,470	114,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,602	$206,268

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Net income	$10,488	$3,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,067	6,756
Amortization of intangible assets	8,132	2,336
Amortization of gain from sale leaseback	(29)	(72)
Loss on disposal of fixed assets	—	60
Amortization of debt issuance cost	76	57
Provision for doubtful accounts	145	19
Share based compensation	3,251	2,026
Amortization of deferred subscription solicitation costs	38,624	24,125
Minority interest in net loss of Screening International, LLC	(971)	(853)
Foreign currency transaction losses, net	293	29
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(557)	(4,523)
Prepaid expenses and other current assets	609	(1,505)
Income tax receivable	2,880	1,296
Deferred subscription solicitation costs	(46,059)	(34,122)
Other assets	(1,479)	(6,585)
Accounts payable	(2,104)	2,605
Accrued expenses and other current liabilities	4,095	2,228
Accrued payroll and employee benefits	179	(2,473)
Commissions payable	(1,584)	872
Deferred revenue	2,028	(2,546)
Deferred income tax, net	(202)	(26)
Other long-term liabilities	334	2,273

Net cash provided by (used in) operating activities	25,216	(4,480)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,400)	(4,325)
(Purchase) sale of short-term investments	(4,955)	10,453
Purchase of long-term investment	(3,327)	—
Cash paid in the acquisition of Intersections Insurance Services, Inc	—	(5)
Cash paid in the acquisition of Net Enforcers, Inc., net of cash received	(867)	—
Cash paid in the acquisition of Hide N’ Seek, LLC, net of cash received	—	(936)
Cash paid in the acquisition of intangible membership agreements	(30,176)	—

Net cash (used in) provided by investing activities	(44,725)	5,187

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Note receivable	—	(750)
Repayments on note payable	(14,955)	(2,546)
Capital lease payments	(846)	(820)
Borrowings under credit facility	32,611	450
Debt issuance costs	(132)	—
Cash proceeds from stock options exercised	175	940
Tax benefit of stock options exercised	—	372
Withholding tax payment on vesting of restricted stock units	(517)	—
Repurchase of treasury stock	—	(471)

Net cash provided by (used in) financing activities	16,336	(2,825)

EFFECT OF EXCHANGE RATE ON CASH	(263)	71

DECREASE IN CASH AND CASH EQUIVALENTS	(3,436)	(2,047)
CASH AND CASH EQUIVALENTS—Beginning of period	19,780	15,580

CASH AND CASH EQUIVALENTS—End of period	$16,344	$13,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,348	$853

Cash paid for taxes	$3,802	$1,575

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment accrued but not paid	$353	$531

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
Through our majority-owned subsidiary, Screening International, LLC (“SI”), we provide personnel and vendor background screening services to businesses worldwide. In May 2006, we created SI with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. We own 55% of SI, and have the right to designate a majority of the five-member board of directors. CRG owns 45% of SI. We and CRG have agreed to cooperate to meet any future financing needs of SI, including guaranteeing third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions.
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
We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira”) and corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”).
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America. Our financial results include Captira, which we acquired from Hide N’Seek, LLC on August 7, 2007 and Net Enforcers, which we acquired on November 30, 2007. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of our financial position, the results of our operations and cash flows have been made. All significant intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, as filed in our Annual Report on Form 10-K.

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
Cash and Cash Equivalents
We consider all highly liquid investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and short-term U.S. treasury securities with original maturities less than or equal to 90 days. Interest income on these short-term investments is recognized when earned.
Investments
Our short-term investments consist of short-term U.S. Treasury securities with original maturities greater than 90 days but no greater than one year. These investments are categorized as held to maturity, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and are carried at amortized cost because we have both the intent and the ability to hold these investments until they mature. Discounts are accreted into earnings over the life of the investment. Interest income is recognized when earned. There are no restrictions on the withdrawal of these investments.
Our long-term investments consist of investments in equity shares of privately held companies and are evaluated in accordance Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). During the three months ended September 30, 2008, we made a long-term investment of approximately $3.3 million in preferred stock of a private company to expand our comprehensive identity theft protection services to consumers. The investment is included in Long-Term Investment on our condensed consolidated balance sheet. See Note 7, Long-Term Investments.
We evaluate impairment of investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, we consider both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.
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

Goodwill and Other Intangibles
We record, as goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired in a purchase transaction. The fair value of the identifiable net assets acquired is determined based upon a third party valuation, evaluation of other information and management review.
SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is required to be performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We have elected to perform our annual analysis as of October 31 of each fiscal year. As of September 30, 2008, no indicators of impairment have been identified.
Intangible assets subject to amortization include trademarks and customer, marketing and technology related assets. Such intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives, which are generally three to ten years.
Derivative Financial Instruments
We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires us to recognize all derivative instruments on the balance sheet at fair value, and contains accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying condensed consolidated balance sheet. The ineffective portion of the interest rate swaps, if any, is recorded in interest expense in the accompanying condensed consolidated statement of income.
The interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have initial notional amounts of $28.0 million and $15.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (3.74% at September 30, 2008) to a fixed rate of 3.20% per annum through December 2011 and on our revolving line of credit (3.74% at September 30, 2008) to a fixed rate of 3.44% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortizes to $10.0 million in 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the three and nine months ended September 30, 2008, there was no ineffective portion of the hedge and therefore, no impact to the condensed consolidated statement of income.
Fair Value Measurements
We adopted SFAS No. 157, Fair Value Measurements, as amended, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. We are currently analyzing the impact, if any, of adopting SFAS No. 157 for non-financial assets and liabilities.
SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of an Asset When the Market For that Asset is not Active, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including marketable securities and our interest rate swaps. See Note 4, Fair Value Measurements.
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
For the financial instruments that are not accounted for under SFAS 157, which consist primarily of cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2008 and December 31, 2007 totaled $2.2 million and $1.3 million, respectively, and is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
Other Monthly Subscription Products
We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue on services provided from identity theft referrals from major banking institutions and breach services previously allocated to the Consumer Products and Services segment. We also recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis, and online brand protection and brand monitoring, offered by Net Enforcers, on a monthly basis.
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
We have prepaid commission agreements with some of our clients. Under these agreements, we pay a one-time upfront commission on new subscribers in lieu of ongoing commission payments. We amortize these upfront commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets on our condensed consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets on our condensed consolidated balance sheet. Amortization is included in commissions expense on our condensed consolidated statement of income.
Deferred subscription solicitation costs included in the accompanying balance sheet as of September 30, 2008 and December 31, 2007, were $30.9 million and $23.5 million, which includes $4.2 million and $1.6 million reported in other assets, respectively, on our condensed consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statement of income, for the three months ended September 30, 2008 and 2007 were $13.2 million and $9.4 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2008 and 2007 were $38.6 million and $24.1 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our condensed consolidated statement of income, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the three months ended September 30, 2008 and 2007 were $1.1 million and $215 thousand, respectively. Subscription solicitation costs expensed as incurred related to marketing costs in the nine months ended September 30, 2008 and 2007 were $3.5 million and $1.9 million, respectively.
Deferred Debt Issuance Costs
Deferred debt issue costs are stated at cost, less accumulated amortization, and are included in other assets on our condensed consolidated balance sheet. Amortization of debt issue costs is over the life of the loan using the effective interest method. Amortization is included in interest expense on our condensed consolidated statement of income.
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

In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the three or nine months ended September 30, 2008 and 2007.
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
Share-Based Compensation
We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan which provide us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, $.01 par value, which vest over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants.
We account for share-based compensation under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.
Total share-based compensation expense included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 was $1.1 million and $737 thousand, respectively. Total share-based compensation expense included in general and administrative expenses on our condensed consolidated statements of operations for the nine months ended September 30, 2008 and 2007 was $3.3 million and $2.0 million, respectively.
The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility	37.7%	38.0%
Risk free interest rate	3.1%	4.5%
Expected life of options	6.2 years	6.3 years
Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three and nine months ended September 30, 2008 and 2007 were zero.
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
Expected Term. The expected term of options granted during the nine months ended September 30, 2008 and 2007 was determined under the simplified calculation provided in SAB No. 107, as amended by SAB No. 110 ((vesting term + original contractual term)/2). For the majority of grants valued during the nine months ended September 30, 2008 and 2007, the options had graded vesting over 3 and 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
For the three and nine months ended September 30, 2008 and 2007, options to purchase 4.3 million and 3.0 million shares, respectively, of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Net income available to common shareholders — basic and diluted	$2,697	$1,724	$10,488	$3,543

Weighted average common shares outstanding—basic	17,296	17,156	17,244	17,086
Dilutive effect of common stock equivalents	411	404	342	406

Weighted average common shares outstanding—diluted	17,707	17,560	17,586	17,492

Income per common share:
Basic	$0.16	$0.10	$0.61	$0.21
Diluted	$0.15	$0.10	$0.60	$0.20
Treasury Stock
In 2007, we repurchased shares of our common stock. We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity. We did not repurchase shares of common stock in the nine months ended September 30, 2008.
Segment Reporting
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, defines how operating segments are determined and requires disclosure about products, services, major customers and geographic areas. We have three reportable segments.
During the nine months ended September 30, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services previously accounted for in the Consumer Products and Services segment. The modification to the business segments were determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.

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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are in the process of evaluating the impact, if any, that SFAS No. 162 will have on our consolidated financial statements.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP EITF is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are in the process of evaluating the impact, if any, that FSP EITF No. 03-6-1 will have on our consolidated financial statements.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.
3. Business Acquisitions

Net Enforcers
On November 30, 2007, we acquired all of the outstanding shares of Net Enforcers, a Florida S corporation, for approximately $15.2 million in cash, which included approximately $1.2 million in acquisition costs. Additional consideration up to approximately $3.5 million in cash will be due if such company achieves certain financial statement metrics and revenue targets in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, once is the achievements are met and the payment is considered distributable, we will record the fair value of the consideration issued as additional purchase price.
The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. In the nine months ended September 30, 2008, we modified our purchase price allocation by reducing the fair value of intangible assets by $2.5 million and increasing goodwill for the same amount, as a result of revisions to the preliminary purchase price allocation. There were additional net increases to goodwill of approximately $751 thousand in the nine months ended September 30, 2008 that were due to acquisition costs and ongoing adjustments to the fair values of assets acquired.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$683
Intangible assets:
Trade name (estimated useful life of 5 years)	$395
Customer relationships (estimated useful life of 7 years)	2,290
Non-compete agreement (estimated useful life of 5 years)	560
Existing developed technology assets (estimated useful life of 5 years)	363

Total intangible assets		3,608
Goodwill		11,697
Other current liabilities		(812)

Net assets acquired		$15,176

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
Captira
On August 7, 2007, our wholly owned subsidiary, Captira, acquired substantially all of the assets of Hide N’ Seek, an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs. Additional consideration up to approximately $2.5 million in cash will be due if Captira achieves certain cash flow milestones in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, once the achievements are met and the payment is considered distributable, we will record the fair value of the consideration issued as additional purchase price.
The purchase price consists of the following (in thousands):

Cash paid	$833
Assumption of operating liabilities	637
Forgiveness of loans and accrued interest from Intersections	1,567
Transaction costs	105

$3,142

The determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
Fair value hierarchy of our marketable securities and interest rate swap contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	other	Significant
	September	Identical Assets	Observable	Unobservable
	30, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
US Treasury bills	$11,881	$11,881	$—	$—
Interest rate swap contracts	208	—	208	—
5. Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Prepaid services	$1,396	$1,167
Prepaid contracts	2,075	1,825
Other	2,137	3,225

	$5,608	$6,217

6. Deferred Subscription Solicitation and Commission Costs
Deferred subscription solicitation costs included in the accompanying balance sheet as of September 30, 2008 and December 31, 2007, were $30.9 million and $23.5 million, which includes $4.2 million and $1.6 million reported in other assets, respectively, on our condensed consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expenses on our condensed consolidated statement of income, for the three months ended September 30, 2008 and 2007 were $13.2 million and $9.4 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2008 and 2007 were $38.6 million and $24.1 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs that did not meet the criteria for deferral in accordance with SOP 93-7, which are included in marketing expenses on our condensed consolidated statement of income, for the three months ended September 30, 2008 and 2007 were $1.1 million and $215 thousand, respectively. Subscription solicitation costs expensed as incurred related to marketing for the nine months ended September 30, 2008 and 2007 were $3.5 million and $1.9 million, respectively.
7. Long-Term Investments
During the three months ended September 30, 2008, we paid approximately $3.3 million in cash for a preferred stock investment in GuardID Systems, Inc. (“GuardID”), a privately held company in California. In addition, we received stock purchase warrants to purchase 1.4 million shares of GuardID’s preferred stock at $1.05 per share. The warrants are contingently excercisable subject to GuardID meeting certain revenue thresholds. GuardID provides smart card-based hardware solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. As a result of the equity investment, we own less than 20% of GuardID.
As of September 30, 2008, no indicators of impairment were identified.
In addition to the investment, we entered into a commercial agreement with GuardID to receive exclusivity on the sale of its ID Vault products. The strategic commercial agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers.
8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Other	Total
Balance, December 31, 2007	$43,235	$23,583	$9,688	$76,506
Adjustments	—	—	3,399	3,399

Balance, September 30, 2008	$43,235	$23,583	$13,087	$79,905

Goodwill increased by $3.4 million in the nine months ended September 30, 2008 due to revisions in the estimated purchase price allocation related to the Net Enforcers and Captira acquisitions in 2007.
During the nine months ended September 30, 2008, we acquired membership agreements from Citibank, which were recorded as a customer related intangible asset, for approximately $30.2 million. The membership agreements are being amortized, on an accelerated basis, over the expected useful life of the subscribers, which we have determined to be ten years. Amortization is included in amortization expense on our condensed consolidated statement of income.
Intangibles consisted of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$42,118	$(9,726)	$32,392	$12,284	$(3,069)	$9,215
Marketing related	3,780	(2,178)	1,602	4,499	(1,394)	3,105
Technology related	3,159	(1,223)	1,936	4,599	(615)	3,984
Non-compete agreement	559	(92)	467	560	(9)	551

Total amortizable intangible assets	$49,616	$(13,219)	$36,397	$21,942	$(5,087)	$16,855

Intangible assets are amortized over a period of three to ten years. For the three and nine months ended September 30, 2008, we incurred aggregate amortization expense of $2.7 million and $8.1 million, respectively, which was included in amortization expense on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2007, we incurred aggregate amortization expense of $911 thousand and $2.3 million, respectively.
We estimate that we will incur the following amortization expense for future periods as follows (in thousands):

For the remaining three months ending December 31, 2008	$2,640
For the years ending December 31, 2009
2009	8,549
2010	6,302
2011	4,882
2012	3,702
2013	2,973
Thereafter	7,349

$36,397

9. Other Assets
The components of our other assets are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Prepaid royalty payments	$18,592	$14,207
Prepaid contracts	157	496
Escrow receivable	1,072	1,030
Other	2,021	648

	$21,842	$16,381

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
10. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Accrued marketing	$2,511	$894
Accrued cost of sales, including credit bureau costs	7,696	6,083
Accrued general and administrative expense and professional fees	5,043	3,883
Transition costs	—	264
Insurance premiums	2,210	1,341
Other	1,696	2,722

	$19,156	$15,187

11. Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Accrued payroll	$3,570	$3,559
Accrued severance	—	104
Accrued benefits	1,546	1,282
Other	8	—

	$5,124	$4,945

12. Income Taxes
Our effective tax rate for the three months ended September 30, 2008 and 2007 was 42.8% and 47.1%, respectively. Our effective tax rate for the nine months ended September 30, 2008 and 2007 was 41.4% and 44.9%, respectively. The decrease is primarily a result of changes in the proportion of income taxed to various jurisdictions including reduced losses outside of the United States, which are subject to tax at rates different than the statutory U.S. federal income tax rate.
As of September 30, 2008, we have a $1.1 million net long-term liability for state income tax matters and related interest and penalties in connection with our acquisition of IISI. This net liability is offset entirely by an escrow receivable pursuant to the escrow agreement executed with the former shareholders of IISI. In the fourth quarter of 2008, the net liability and corresponding escrow receivable will be reduced by approximately $576 thousand due to the expiration of the applicable statute of limitations.
13. Debt and Other Financing

	September 30, 2008	December 31, 2007
	(in thousands)
Term loan	$23,333	$11,667
Revolving line of credit	20,000	14,000
Note payable to CRG	900	900
Other	17	26

	44,250	26,593
Less current portion	(7,913)	(4,246)

Total long term debt	$36,337	$22,347

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

On February 1, 2008, we borrowed $16.6 million under the term loan facility to acquire membership agreements. As of September 30, 2008, the outstanding interest rate was 3.74% and principal balance under the credit agreement was $43.3 million.
In addition, SI has an outstanding demand loan of $900 thousand with CRG at an average rate of 8.0%. Other notes outstanding of $17 thousand will be due in 2009.
Aggregate maturities during the subsequent years are as follows (in thousands):

For the remaining three months ending December 31, 2008	$1,754
For the years ending December 31, 2009
2009	7,014
2010	6,999
2011	27,583

$43,350
Demand loan	900

Total	$44,250

The credit agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which includes our consolidated EBITDA, consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
As further described in Note 2, we entered into interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. As of September 30, 2008, the fair value of the interest rate swaps was $125 thousand related to the term loan and $83 thousand related to the revolving line of credit and these were recorded in other assets on the condensed consolidated balance sheet. For the three months ended September 30, 2008, the effective portion of the change in fair value of the term loan and line of credit interest rate swaps was $3 thousand and $22 thousand, respectively, and has been recorded in accumulated other comprehensive income on our condensed consolidated balance sheet. For the nine months ended September 30, 2008, the effective portion of the change in fair value of the term loan and line of credit interest rate swaps was $444 thousand and $324 thousand, respectively, and has been recorded in accumulated other comprehensive income on our condensed consolidated balance sheet.
14. Stockholders’ Equity
Share Repurchase
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares during the nine months ended September 30, 2008.
Share Based Compensation
On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of September 30, 2008, we have 1.5 million shares remaining to issue. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of September 30, 2008, we have 427 thousand shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2.5 million shares of common stock. As of September 30, 2008, we have 558 thousand shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over three and four years of continuous service.
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
Stock Options
The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(in thousands)	(in years)
Outstanding at December 31, 2007	3,839,274	$12.22
Granted	1,130,492	8.42
Canceled	(53,600)	17.12
Exercised	(66,060)	10.08

Outstanding at September 30, 2008	4,850,106	$11.41	$1,597	6.08

Exercisable at September 30, 2008	2,944,190	$12.93	$1,597	4.18

The weighted average grant date fair value of options granted during the three months ended September 30, 2008 was $3.87. There were no grants in the three months ended September 30, 2007. The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $3.56, and $6.39, respectively.
For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $240 thousand and $254 thousand, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $487 thousand and $963 thousand, respectively.
Total share based compensation expense recognized for stock options, which was included in general and administrative expense on our condensed consolidated statement of income, for the three months ended September 30, 2008 and 2007 was $562 thousand and $256 thousand, respectively. Total share based compensation expense recognized for stock options for the nine months ended September 30, 2008 and 2007 was $1.6 million and $658 thousand, respectively.
As of September 30, 2008, there was $5.9 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units
The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted	Remaining
	Number of	-Average Grant	Contractual
	RSUs	Date Fair Value	Life
			(in years)
Outstanding at December 31, 2007	568,512	$9.69
Granted	155,000	8.39
Canceled	(61,722)	9.61
Vested	(144,906)	9.61

Outstanding at September 30, 2008	516,884	$9.33	2.19

As of September 30, 2008, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Total share based compensation recognized for restricted stock units in our condensed consolidated statement of income for the three months ended September 30, 2008 and 2007 was $562 thousand and $481 thousand. Total share based compensation recognized for stock options for the nine months ended September 30, 2008 and 2007 was $1.6 million and $1.4 million, respectively.
15. Segment and Geographic Information
We operate in three primary business segments: Consumer Products and Services, Background Screening, and Other. In the nine months ended September 30, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services previously accounted for in the Consumer Products and Services segment. The modification in business segments was determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.
We have developed methodologies to fully allocate indirect costs associated with these revenues to the Other segment. These costs include expenses associated with fulfillment, credit bureau costs, indirect selling and general and administrative expenses. The allocation methodologies are based on historical cost percentages of these services from our continuing operations.
As a result, we have modified the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. We have recasted the results of our business segment data for the three and nine months ended September 30, 2008 and 2007 into the new business segments for comparability with current presentation.
The following is a description of our business segments:
•	Consumer Products and Services include our daily, monthly or quarterly monitoring of subscribers’ credit files at one or all three major credit reporting agencies (Equifax, Experian and TransUnion), credit reports from one or all three major credit reporting agencies, credit score analysis tools, credit education, identity theft cost coverage and other subscription based services such as consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information and life, accidental death and disability insurance.

•	Background Screening includes pre-employment background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks provided by SI. This segment includes the domestic and global sales generated by the London and Singapore offices of SI.

•	Other includes services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
The following table sets forth segment information for the three and nine months ended September 30, 2008 and 2007:

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(in thousands)
Three Months Ended September 30, 2008
Revenue	$83,788	$7,814	$1,813	$93,415
Depreciation	2,190	241	7	2,438
Amortization	2,363	126	250	2,739
Income (loss) before income taxes and minority interest	$6,149	$(1,367)	$(723)	$4,059
Three Months Ended September 30, 2007
Revenue	$62,548	$7,714	$1,141	$71,403
Depreciation	1,982	230	9	2,221
Amortization	714	126	71	911
Income (loss) before income taxes and minority interest	$3,876	$(1,185)	$5	$2,696
Nine Months Ended September 30, 2008
Revenue	$245,793	$22,570	$5,158	$273,521
Depreciation	6,375	724	8	7,107
Amortization	6,940	379	813	8,132
Income (loss) before income taxes and minority interest	$21,355	$(3,358)	$(1,765)	$16,232
Nine Months Ended September 30, 2007
Revenue	$167,228	$22,191	$5,289	$194,708
Depreciation	6,016	644	9	6,669
Amortization	1,886	379	71	2,336
Income (loss) before income taxes and minority interest	$5,936	$(3,135)	$2,085	$4,886
As of September 30, 2008
Property, plant and equipment, net	$14,920	$2,075	$47	$17,042
Identifiable assets	$225,341	$11,656	$2,605	$239,602
As of December 31, 2007
Property, plant and equipment, net	$16,534	$2,145	$138	$18,817
Identifiable assets	$191,868	$12,869	$1,531	$206,268
Information concerning the revenues and total assets of principal geographic areas is as follows:

	United States	United Kingdom	Other	Consolidated
	(in thousands)
Revenue
For the three months ended September 30, 2008	$89,823	$3,549	$43	$93,415
For the three months ended September 30, 2007	68,544	2,859	—	71,403
For the nine months ended September 30, 2008	264,501	8,932	88	273,521
For the nine months ended September 30, 2007	186,517	8,191	—	194,708
Total assets
As of September 30, 2008	$231,393	$9,003	$(794)	$239,602
As of December 31, 2007	196,419	9,976	(127)	206,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, general economic conditions, including the possibility of a severe recession in the U.S. and a worldwide economic slowdown, recent disruptions to the credit and financial markets in the U.S. and worldwide, economic conditions specific to our financial institutions clients, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.
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
With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. In 2007 and through the first nine months of 2008, we substantially increased our own investment in marketing with our clients. We anticipate this trend of our company-funded marketing programs continuing, and possibly increasing, over the remaining months in 2008 and into 2009, particularly as our financial institution clients continue to request that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers. We expect this trend to continue for the foreseeable future until the financial markets and the general economy start to recover.
We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We expect to continue making an investment in marketing direct to consumers in the remaining months of 2008 and into 2009.
Our client arrangements are distinguished from one another by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:
•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per subscriber basis for the subscriber’s enrollment, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available.

•	Shared marketing arrangements: Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split in proportion to the investment made by our client and us.
The classification of a client relationship as direct, indirect or shared is based on whether we or the client pay the marketing expenses. Our policies for revenue recognition, however, are not based on the classification of a client arrangement as direct, indirect or shared. We look to the specific client arrangement to determine the appropriate revenue recognition policy, as discussed in detail in Note 2 to our condensed consolidated financial statements.
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
During the nine months ended September 30, 2008, we acquired membership agreements from Citibank, which is recorded as a customer related intangible asset, for approximately $30.2 million. The intangible asset is amortized, on an accelerated basis, over the expected useful life of the subscribers, which we have determined to be ten years. The acquisition of these contracts increases our revenue and amortization expenses over the useful life of the asset.
On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. On April 25, 2008, the court denied Discover’s motion to dismiss our claims. We and Discover each filed cross-motions for summary judgment and the Court denied both parties’ motions. Trial is scheduled for January 6, 2009, and discovery is ongoing.
The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Subscribers at beginning of period	5,657	4,850	5,259	4,626
New subscribers — indirect	366	578	1,551	1,659
New subscribers — direct (1)	659	472	1,774	1,331
Cancelled subscribers within first 90 days of subscription	(269)	(258)	(844)	(768)
Cancelled subscribers after first 90 days of subscription	(1,482)	(691)	(2,809)	(1,897)

Subscribers at end of period	4,931	4,951	4,931	4,951

Total revenue	$93,415	$71,403	$273,521	$194,708
Revenue from transactional sales	(9,094)	(8,673)	(26,481)	(27,229)
Revenue from lost/stolen credit card registry	(9)	(7)	(27)	(37)

Subscription revenue	$84,312	$62,723	$247,013	$169,442

Marketing and commissions	$35,095	$23,382	$100,253	$61,155
Commissions paid on transactional sales	(1)	(2)	(4)	(11)
Commissions paid on lost/stolen credit card registry	(15)	(10)	(38)	(25)

Marketing and commissions associated with subscription revenue	$35,079	$23,370	$100,211	$61,119

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.
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
Other
Our Other segment includes Captira Analytical, LLC (“Captira”), which provides software and automated service solutions for the bail bonds industry. Through our wholly owned subsidiary, Captira, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or transaction related charges for various optional services. As Captira’s business model is relatively new, pricing and service configurations are subject to change at any time.
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
Critical Accounting Policies
In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our results of operations. For additional information, see Note 2 to our condensed consolidated financial statements.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2008 and December 31, 2008 totaled $2.2 million and $1.3 million, respectively, and is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
Other Monthly Subscription Products
We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue on services provided from identity theft referrals from major banking institutions and breach services previously allocated to the Consumer Products and Services segment. We also recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis and online brand protection and brand monitoring, offered by Net Enforcers, on a monthly basis.
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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets on our condensed consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets on our condensed consolidated balance sheet. Amortization is included in commissions expense on our condensed consolidated statement of income.
Deferred subscription solicitation costs included in the accompanying balance sheet as of September 30, 2008 and December 31, 2007, were $30.9 million and $23.5 million, which includes $4.2 million and $1.6 million reported in other assets, respectively, on our condensed consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statement of income, for the three months ended September 30, 2008 and 2007 were $13.2 million and $9.4 million, respectively, and for the nine months ended September 30, 2008 and 2007 were $38.6 million and $24.1 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our condensed consolidated statement of income, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the three months ended September 30, 2008 and 2007 were $1.1 million and $215 thousand, respectively. Subscription solicitation costs expensed as incurred related to marketing costs in the nine months ended September 30, 2008 and 2007 were $3.5 million and $1.9 million, respectively.
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
In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the nine months ended September 30, 2008 and 2007.
Goodwill and Other Intangible Assets
We record, as goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired in a purchase transaction. The fair value of the identifiable net assets acquired is determined based upon a third party valuation, evaluation of other information and management review.
SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is required to be performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis as of October 31 of each fiscal year. As of September 30, 2008, no indicators of impairment have been identified.
Intangible assets subject to amortization include trademarks and customer, marketing and technology related assets. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependant upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are in the process of evaluating the impact, if any, that SFAS No. 162 will have on our consolidated financial statements.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP EITF is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are in the process of evaluating the impact, if any, that FSP EITF No. 03-6-1 will have on our consolidated financial statements.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.
Trends Related to the Current Economic Environment
We anticipate the weakening economy to have the following three principal effects on our business: We expect new card issuances at our financial institution clients to slow, which in turn might translate into a softening of revenue for our Consumer Products and Services segment. We also expect charge or credit card delinquencies and card cancellations to increase, which might result in the increased cancellation of certain of our services. Our relationships with some financial institution clients may change to more direct marketing arrangements as they look more for outside sources to fund partner programs and invest in marketing, which can present both opportunities and challenges to us. The consolidation of the major financial institutions will also have an impact.
Results of Operations
We operate in three primary business segments: Consumer Products and Services, Background Screening, and Other. In the nine months ended September 30, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains breach and identify theft referral services previously accounted for in the Consumer Products and Services segment. The change in business segments was determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.

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
As a result, we have modified the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. We have recasted the results of our business segment data for the three and nine months ended September 30, 2008 and 2007 into the new business segments for comparability with current presentation.
Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Three Months Ended September 30, 2008
Revenue	$83,788	$7,814	$1,813	$93,415
Operating expenses:
Marketing	12,776	—	—	12,776
Commissions	22,199	—	120	22,319
Cost of revenue	25,048	4,600	791	30,439
General and administrative	12,444	3,898	1,370	17,712
Depreciation	2,190	241	7	2,438
Amortization	2,363	126	250	2,739

Total operating expenses	77,020	8,865	2,538	88,423

Income (loss) from operations	$6,768	$(1,051)	$(725)	$4,992

Three Months Ended September 30, 2007
Revenue	$62,548	$7,714	$1,141	$71,403
Operating expenses:
Marketing	9,390	—	—	9,390
Commissions	13,872	—	120	13,992
Cost of revenue	21,904	4,662	508	27,074
General and administrative	10,658	3,882	428	14,968

Depreciation	1,982	230	9	2,221
Amortization	714	126	71	911

Total operating expenses	58,520	8,900	1,136	68,556

Income (loss) from operations	$4,028	$(1,186)	$5	$2,847

Consumer Products and Services Segment
Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance.

	Three Months Ended September 30,
	2008	2007	Difference	%
Revenue	$83,788	$62,548	$21,240	34.0%
Operating expenses:
Marketing	12,776	9,390	3,386	36.1%
Commissions	22,199	13,872	8,327	60.0%
Cost of revenue	25,048	21,904	3,144	14.4%
General and administrative	12,444	10,658	1,786	16.8%
Depreciation	2,190	1,982	208	10.5%
Amortization	2,363	714	1,649	231.0%

Total operating expenses	77,020	58,520	18,500	31.6%

Income from operations	$6,768	$4,028	$2,740	68.0%

Revenue. The increase in Consumer Products and Services is primarily the result of existing client revenue and increased revenue from direct to consumer. This is partially offset by the loss of subscribers from our wholesale relationship with Discover. We expect the impact of this loss to continue in the remaining months of 2008. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services. Growth in our subscriber base has been accomplished primarily from the purchase of Citibank’s membership agreements in January 2008 and additional subscribers obtained by us through our continued direct marketing efforts, including continued growth from our largest client relationship. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 79.8% for the three months ended September 30, 2008 from 70.2% in the three months ended September 30, 2007.
The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	September 30,
	2008	2007
Percentage of subscribers from direct marketing arrangements to total subscribers	52.5%	36.9%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	64.3%	44.9%
Percentage of revenue from direct marketing arrangements to total subscription revenue	79.8%	70.2%
Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. The increase in marketing is primarily a result of an increased investment in marketing for direct marketing arrangements. Amortization of deferred subscription solicitation costs related to marketing for the three months ended September 30, 2008 and 2007 were $11.7 million and $9.2 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the three months ended September 30, 2008 and 2007 were $1.1 million and $215 thousand, respectively.
As a percentage of revenue, marketing expenses increased to 15.2% for the three months ended September 30, 2008 from 15.0% for the three months ended September 30, 2007.
Commission Expenses. Commission expenses consist of commissions paid to clients. The increase in commissions is related to an increase in sales and subscribers from our direct marketing arrangements.
As a percentage of revenue, commission expenses increased to 26.5% for three months ended September 30, 2008 from 22.2% for three months ended September 30, 2007 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients. We expect commissions expenses, as a percentage of revenue, to continue to increase as we continue to increase our direct marketing arrangements.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. The increase in cost of revenue was attributed mainly to $1.2 million in increased data costs, higher cost of revenue for ongoing fulfillment and customer service costs to support the current subscriber base.
As a percentage of revenue, cost of revenue was 29.9% for the three months ended September 30, 2008 compared to 35.0% for the three months ended September 30, 2007, as the result of an increase in the ratio of direct revenue.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. The increase in general and administrative expenses is related to increased payroll, which includes increased share based compensation expense of approximately $363 thousand for additional grants in 2008, and professional services to support the growth in our business.
Total share based compensation expense for the three months ended September 30, 2008 and 2007 was $1.1 million and $737 thousand, respectively.
As a percentage of revenue, general and administrative expenses decreased to 14.9% for the three months ended September 30, 2008 from 17.0% for the three months ended September 30, 2007, as the result of an increase in the ratio of direct revenue.
Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
As a percentage of revenue, depreciation expenses decreased to 2.6% for the three months ended September 30, 2008 from 3.2% for the three months ended September 30, 2007.
Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The increase in amortization is primarily attributable to the increase in intangible assets as the result the membership agreements purchased from Citibank in January 2008.
As a percentage of revenue, amortization expenses increased to 2.8% for the three months ended September 30, 2008 from 1.1% for the three months ended September 30, 2007.
Background Screening Segment
Our Background Screening segment includes the personnel and vendor background screening services provided by SI.

	Three Months Ended September 30,
	2008	2007	Difference	%
Revenue	$7,814	$7,714	$100	1.3%
Operating expenses:
Cost of revenue	4,600	4,662	(62)	(1.3%)
General and administrative	3,898	3,882	16	0.4%
Depreciation	241	230	11	4.8%
Amortization	126	126	0	—

Total operating expenses	8,865	8,900	(35)	(0.4%)

Loss from operations	$(1,051)	$(1,186)	$135	(11.4%)

Revenue. The revenue increase is primarily attributable to growth in UK revenues of $689 thousand, partially offset by decreased domestic revenue of $596 thousand. The increase in UK revenue is primarily attributable to renegotiated pricing and increased volume for a major client. The reduction in domestic revenues is due to a decrease in volume. The general economic slowdown has reduced new hirings by our clients and, accordingly, the demand for our services. Therefore, our revenue is growing at a slower rate than we anticipated at the start of the year. This is particularly true in the UK where a significant portion of our clients are in the financial services industry. We anticipate this trend continuing into 2009 and possibly beyond until the economy starts to recover.
Cost of Revenue. Cost of revenue consists of the costs to fulfill background screens and is mainly composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue decreased primarily due to reductions in consultant, access, database fees and other direct costs of $211 thousand offset by $115 thousand of implementation costs associated with a new fulfillment center and the addition of the Singapore operation of $5 thousand.
As a percentage of revenue, cost of revenue was 58.9% for the three months ended September 30, 2008 compared to 60.4% for the three months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. The increase in general and administrative expenses is related to the addition of the Singapore office of $127 thousand offset by a reduction in domestic and UK facilities of $111 thousand.
As a percentage of revenue, general and administrative expenses decreased to 49.9% for the three months ended September 30, 2008 from 50.3% for the three months ended September 30, 2007.
Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense has increased due to increasing capital expenditures related to the global operations.
As a percentage of revenue, depreciation expenses slightly increased to 3.1% for the three months ended September 30, 2008 from 3.0% for the three months ended September 30, 2007.
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

	Three Months Ended September 30,
	2008	2007	Difference	%
Revenue	$1,813	$1,141	$672	58.9%
Operating expenses:
Commissions	120	120	—	0.0%
Cost of revenue	791	508	283	55.7%
General and administrative	1,370	428	942	220.1%
Depreciation	7	9	(2)	(22.2%)
Amortization	250	71	179	252.1%

Total operating expenses	2,538	1,136	1,402	123.4%

(Loss) income from operations	$(725)	$5	$(730)	NM

NM — not meaningful
Revenue. The increase is primarily attributable additional business operations acquired in the latter half of 2007.
Commissions Expense. Commission expenses consist of commissions paid to clients.
As a percentage of revenue, commission expense was 6.6% for the three months ended September 30, 2008 compared to 10.5% for the three months ended September 30, 2007.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. Cost of revenue primarily increased due to the additional business operations acquired in 2007.
As a percentage of revenue, cost of revenue was 43.6% for the three months ended September 30, 2008 compared to 44.5% for the three months ended September 30, 2007.
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
As a percentage of revenue, general and administrative expenses increased to 75.5% for the three months ended September 30, 2008 from 37.4% for the three months ended September 30, 2007.
Depreciation. Depreciation and amortization expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software.
Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. This increase is primarily attributable to the increase in intangible assets as the result of acquisitions of Captira and Net Enforcers in 2007.
As a percentage of revenue, amortization expenses increased to 13.8% for the three months ended September 30, 2008 from 6.2% for the three months ended September 30, 2007.
Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Nine Months Ended September 30, 2008
Revenue	$245,793	$22,570	$5,158	$273,521
Operating expenses:
Marketing	38,573	—	—	38,573
Commissions	61,320	—	360	61,680
Cost of revenue	73,769	12,814	2,136	88,719
General and administrative	35,759	11,663	3,609	51,031
Depreciation	6,375	724	8	7,107
Amortization	6,940	379	813	8,132

Total operating expenses	222,736	25,580	6,926	255,242

Income (loss) from operations	$23,057	$(3,010)	$(1,768)	$18,279

Nine Months Ended September 30, 2007
Revenue	$167,228	$22,191	$5,289	$194,708
Operating expenses:
Marketing	25,325	—	—	25,325
Commissions	35,436	—	394	35,830
Cost of revenue	59,792	13,269	2,009	75,070
General and administrative	32,528	11,020	720	44,268

Depreciation	6,016	644	9	6,669
Amortization	1,886	379	71	2,336

Total operating expenses	160,983	25,312	3,203	189,498

Income (loss) from operations	$6,245	$(3,121)	$2,086	$5,210

Consumer Products and Services Segment

	Nine Months Ended September 30,
	2008	2007	Difference	%
Revenue	$245,793	$167,228	$78,565	47.0%
Operating expenses:
Marketing	38,573	25,325	13,248	52.3%
Commissions	61,320	35,436	25,884	73.0%
Cost of revenue	73,769	59,792	13,977	23.4%

	Nine Months Ended September 30,
	2008	2007	Difference	%
General and administrative	35,759	32,528	3,231	9.9%
Depreciation	6,375	6,016	359	6.0%
Amortization	6,940	1,886	5,054	268.0%

Total operating expenses	222,736	160,983	61,753	38.4%

Income from operations	$23,057	$6,245	$16,812	269.2%

Revenue. The increase in Consumer Products and Services is primarily the result of existing client revenue and increased revenue from direct to consumer. This is partially offset by the loss of subscribers from our wholesale relationship with Discover. We expect the impact of this loss to continue in the remaining months of 2008. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services. Growth in our subscriber base has been accomplished primarily from the purchase of Citibank’s membership agreements in January 2008 and additional subscribers obtained by us through our continued direct marketing efforts, including continued growth from our largest client relationship. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 76.5% for the nine months ended September 30, 2008 from 67.0% in the nine months ended September 30, 2007.
The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Nine Months Ended
	September 30,
	2008	2007
Percentage of subscribers from direct marketing arrangements to total subscribers	52.5%	36.9%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	53.4%	44.5%
Percentage of revenue from direct marketing arrangements to total subscription revenue	76.5%	67.0%
Marketing Expenses. The increase in marketing is primarily a result of an increased investment in marketing for direct marketing arrangements. Amortization of deferred subscription solicitation costs related to marketing for the nine months ended September 30, 2008 and 2007 were $35.1 million and $23.4 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the nine months ended September 30, 2008 and 2007 were $3.5 million and $1.9 million, respectively. This includes approximately $1.4 million of advertising that occurred in the nine months ended September 30, 2008 related to a media campaign.
As a percentage of revenue, marketing expenses increased to 15.7% for the nine months ended September 30, 2008 from 15.1% for the nine months ended September 30, 2007.
Commission Expenses. The increase in commissions is related to an increase in sales and subscribers from our direct marketing arrangements.
As a percentage of revenue, commission expenses increased to 24.9% for nine months ended September 30, 2008 from 21.2% for nine months ended September 30, 2007 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients. We expect commissions expenses, as a percentage of revenue, to continue to increase as we continue to increase our direct marketing arrangements.
Cost of Revenue. The increase in cost of revenue was attributed mainly to $7.2 million in increased data costs and higher cost of revenue for initial fulfillment and customer service costs to support the increased subscriber base, which are incurred prior to the commencement of related revenue due to the trial periods.
As a percentage of revenue, cost of revenue was 30.0% for the nine months ended September 30, 2008 compared to 35.8% for the nine months ended September 30, 2007, as the result of an increase in the ratio of direct revenue.
General and Administrative Expenses. The increase in general and administrative expenses is related to increased payroll, which includes increased share based compensation expense of approximately $1.3 million primarily for additional grants in 2008, and professional services to support the growth in our business.
Total share based compensation expense for the nine months ended September 30, 2008 and 2007 was $3.3 million and $2.0 million, respectively.

As a percentage of revenue, general and administrative expenses decreased to 14.5% for the nine months ended September 30, 2008 from 19.5% for the nine months ended September 30, 2007, as the result of an increase in the ratio of direct revenue.
Depreciation. Depreciation expense increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
As a percentage of revenue, depreciation expenses decreased to 2.6% for the nine months ended September 30, 2008 from 3.6% for the nine months ended September 30, 2007.
Amortization. The increase in amortization is primarily attributable to the increase in intangible assets as the result of the membership agreements purchased from Citibank in January 2008.
As a percentage of revenue, amortization expenses increased to 2.8% for the nine months ended September 30, 2008 from 1.1% for the nine months ended September 30, 2007.
Background Screening Segment

	Nine Months Ended September 30,
	2008	2007	Difference	%
Revenue	$22,570	$22,191	$379	1.7%
Operating expenses:
Cost of revenue	12,814	13,269	(455)	(3.4%)
General and administrative	11,663	11,020	643	5.8%
Depreciation	724	644	80	12.4%
Amortization	379	379	—	—

Total operating expenses	25,580	25,312	268	1.1%

Loss from operations	$(3,010)	$(3,121)	$111	3.6%

Revenue. The increase is primarily attributable to growth in the UK and Singapore of $749 thousand, offset by decreased domestic revenues of $370 thousand. The increase in UK revenue is primarily attributable to revised pricing and volume increases for a major client and the addition of several small volume clients in 2008. The reduction in domestic revenues is due to a decrease in volume. The general economic slowdown has reduced new hirings by our clients and, accordingly, the demand for our services. Therefore, our revenue is growing at a slower rate than we anticipated at the start of the year. This is particularly true in the UK where a significant portion of our clients are in the financial services industry. We anticipate this trend continuing into 2009 and possibly beyond until the economy starts to recover
Cost of Revenue. Cost of revenue decreased due to reductions in UK labor costs of $348 thousand, partially offset by domestic labor increases of $230 thousand. Additional reductions in consultant, access, database fees and other direct costs totaled $366 thousand. These reductions were partially offset by the costs incurred by the addition of the Singapore operation of $30 thousand. The net reductions reflect our ongoing efforts to improve productivity in our operations.
As a percentage of revenue, cost of revenue was 56.8% for the nine months ended September 30, 2008 compared to 59.8% for the nine months ended September 30, 2007.
General and Administrative Expenses. The increase in general and administrative expenses is primarily attributable to a one time severance expense of $250 thousand and expenses related to the addition of the Singapore operation of $463 thousand, partially offset by a reduction in expenses incurred for global operations of $61 thousand.
As a percentage of revenue, general and administrative expenses increased to 51.7% for the nine months ended September 30, 2008 from 49.7% for the nine months ended September 30, 2007.
Depreciation. Depreciation expense has increased due to increasing capital expenditures related to the global operations.
As a percentage of revenue, depreciation expenses increased to 3.2% for the nine months ended September 30, 2008 from 2.9% for the nine months ended September 30, 2007.

Other Segment

	Nine Months Ended September 30,
	2008	2007	Difference	%
Revenue	$5,158	$5,289	$(131)	(2.5%)
Operating expenses:
Commissions	360	394	(34)	(8.6%)
Cost of revenue	2,136	2,009	127	6.3%
General and administrative	3,609	720	2,889	NM
Depreciation	8	9	(1)	(11.1%)
Amortization	813	71	742	NM

Total operating expenses	6,926	3,203	3,723	116.2%

(Loss) income from operations	$(1,768)	$2,086	$3,872	NM

NM — not meaningful
Revenue. The decrease is primarily attributable to a reduction in referral and breach services from a one time breach sale that was recognized in the nine months ended September 30, 2007. This was partially offset by additional business operations acquired in the latter half of 2007. The general economic slowdown has negatively impacted sales at Net Enforcers for the nine months ended September 30, 2008. Although we anticipate this trend continuing into 2009 and possibly beyond, we are attempting to make corresponding reductions in our costs.
Commissions Expense. The decrease in commissions is related to a decrease in sales and subscribers from our referral and breach business.
As a percentage of revenue, commissions expense was 7.0% for the nine months ended September 30, 2008 compared to 7.5% for the nine months ended September 30, 2007.
Cost of Revenue. Cost of revenue primarily increased due to the additional business operations acquired in 2007.
As a percentage of revenue, cost of revenue was 41.4% for the nine months ended September 30, 2008 compared to 38.0% for the nine months ended September 30, 2007.
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
In addition, the acquisition of Net Enforcers’ business operations in late 2007 contributed to the increase in general and administrative expenses for the nine months ended September 30, 2008.
As a percentage of revenue, general and administrative expenses increased to 70.0% for the nine months ended September 30, 2008 from 13.6% for the nine months ended September 30, 2007.
Amortization. This increase is primarily attributable to the increase in intangible assets as the result of acquisitions of Captira and Net Enforcers in 2007.
As a percentage of revenue, amortization expenses increased to 15.8% for the nine months ended September 30, 2008.
Interest Income
Interest income decreased 72.7% to $46 thousand for the three months ended September 30, 2008 from $171 thousand for the three months ended September 30, 2007. Interest income decreased 67.3% to $218 thousand for the nine months ended September 30, 2008 from $667 thousand for the nine months ended September 30, 2007. This is primarily attributable to the reduction in short-term investments in the latter portion of 2007 to fund business operations, including an increased investment in marketing.
Interest Expense
Interest expense increased 76.4% to $537 thousand for the three months ended September 30, 2008 from $304 thousand for the three months ended September 30, 2007. Interest expense increased 77.9% to $1.7 million for the nine months ended September 30, 2008 from $968 thousand for the nine months ended September 30, 2007. This is primarily attributable to increased interest expense on a greater amount of outstanding long term debt in the three and nine months ended September 30, 2008.
In February 2008, we entered into interest rate swaps to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.
Income Taxes
Our consolidated effective tax rate for the nine months ended September 30, 2008 was 41.4% as compared to 44.9% for the nine months ended September 30, 2007. The decrease is primarily a result of reduced losses outside of the United States, which are subject to tax at rates different than the statutory U.S. federal income tax rate.
Liquidity and Capital Resources
Cash and cash equivalents were $16.3 million as of September 30, 2008 compared to $19.8 million as of December 31, 2007. Cash includes $557 thousand held within our 55% owned subsidiary SI, and is not directly accessible to us. We believe our cash and cash equivalents are highly liquid investments and include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
During the nine months ended September 30, 2008, we purchased short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments on our condensed consolidated financial statements.
Our accounts receivable balance as of September 30, 2008 was $26.0 million, including approximately $4.3 million related to our Background Screening segment, compared to $25.5 million, including approximately $3.7 million related to our Background Screening segment, as of December 31, 2007. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and corporate brand protection clients. Given the events in the financial markets, we are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities on our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $26.8 million as of September 30, 2008 compared to $30.4 million as of December 31, 2007. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months.

	Nine Months Ended September 30,
	2008	2007	Difference
	(in thousands)
Net cash provided by (used in) operating activities	$25,216	$(4,480)	$29,696
Net cash (used in) provided by investing activities	(44,725)	5,187	(49,912)
Net cash provided by (used in) financing activities	16,336	(2,825)	19,161
Effect of exchange rate changes on cash and cash equivalents	(263)	71	(334)

	Nine Months Ended September 30,
	2008	2007	Difference
	(in thousands)
Decrease in cash and cash equivalents	(3,436)	(2,047)	(1,389)
Cash and cash equivalents, beginning of year	19,780	15,580	4,200

Cash and cash equivalents, end of year	$16,344	$13,533	$2,811

Net cash provided by operations was $25.2 million for the nine months ended September 30, 2008 compared to net cash used in operations of $4.5 million for the nine months ended September 30, 2007. The $29.7 million increase in net cash provided by operations was primarily the result of an increase in earnings, accounts payable and amortization of intangible assets. Over the past year, as certain of our financial institution clients have requested that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers, we have needed to use an increasing portion of our cash flow generated from operations to finance our business. We anticipate this trend to continue with our financial institutions clients in 2009, and if we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.
Net cash used in investing activities was $44.7 million for the nine months ended September 30, 2008 compared to net cash provided by investing activities of $5.2 million during the nine months ended September 30, 2007. Cash used in investing activities for the nine months ended September 30, 2008 was primarily attributable to the purchase of the Citibank membership agreements in January 2008 for $30.2 million, a $5.0 million purchase of short-term investments in September 2008 and a $3.3 million long-term minority investment in Guard ID Systems.
Net cash provided by financing activities was $16.3 million compared to net cash used in financing activities of $2.8 million for the nine months ended September 30, 2008 and 2007, respectively. Cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to debt proceeds of $32.6 million used to purchase the membership agreements, partially offset by the repayment of $15.0 million on our outstanding debt.
On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. As of September 30, 2008, the outstanding interest rate was 3.74% and principal balance under the Credit Agreement was $43.3 million.
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
The interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have initial notional amounts of $28.0 million and $15.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (3.74% at September 30, 2008) to a fixed rate of 3.20% per annum through December 2011 and on our revolving line of credit (3.74% at September 30, 2008) to a fixed rate of 3.44% per annum through December 2011.

The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortizes to $10.0 million in 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the three and nine months ended September 30, 2008, there was no ineffective portion of the hedge and therefore, no impact to the condensed consolidated statement of income.
On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any common stock in the nine months ended September 30, 2008.
Contractual Obligations
Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2007, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay non-refundable royalties based on usage of the data or analytics, and make certain minimum royalty payments in exchange for defined limited exclusivity rights. In the remaining months in 2008 we are obligated to pay an additional $1.5 million of minimum royalties. Any further minimum royalty payments in excess of this amount will be paid by us at our sole discretion or are subject to termination by us under certain contingent conditions.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate
We had cash and cash equivalents totaling $16.3 million and $19.8 million at September 30, 2008 and December 31, 2007, respectively. We believe our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than or equal to three months. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
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
Foreign Currency
We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the UK, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in this foreign currency exchange rate. During 2007 and the first half of 2008, the U.S. dollar has generally been weaker relative to the British pound. This weakness had a positive impact on our consolidated results of operations during those periods. However, during the past several months, the U.S. dollar has strengthened relative to the British pound, which has adversely impacted our results of operations as British pounds are translating into less U.S. dollars. The impact of the transaction gains and losses from the UK statutory records on the income statement was a loss of $241 thousand for the nine months ended September 30, 2008. We do not believe that the volatile impact of exchange risk from recent prior periods is indicative of the future, however, there can be no assurances that this volatility will not continue. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.
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
We have commenced startup operations in Singapore and therefore, are subject to foreign currency rate exposure. The impact of the transaction gains and losses from the Singapore statutory records on the income statement was a loss of $26 thousand for the nine months ended September 30, 2008. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.
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
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. On April 25, 2008, the court denied Discover’s motion to dismiss our claims. We and Discover each have filed cross-motions for summary judgment, and the Court denied both parties’ motions. Trial is scheduled for January 6, 2009, and discovery is ongoing.
On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that Screening International's subsidiary, American Background Information Services, Inc. (ABI), makes prohibited use of California's Megan Law website information during pre-employment background checks in violation of California law. The plaintiff seeks certification of a class on behalf of all individuals who have undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of compensatory and statutory damages, including attorneys' fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California. On November 7, 2008, ABI answered the complaint and denied any liability. ABI intends to defend the action vigorously.
Item 1A. Risk Factors
A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the additional or modified risk factors described below, no material changes in risk factors occurred during the third quarter of 2008. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.
An economic recession could harm our business.
Our Consumer Products and Services and Background Screening businesses are dependent on favorable economic conditions. Our financial institution clients might reduce or eliminate marketing programs which would materially adversely impact our ability to obtain new subscribers and to expand our service offerings to existing subscribers. We are also anticipating an increase in credit card declines and delinquencies as card holders’ balances continue to increase. Any of these events would result in lower revenue for us. In addition, we might be required to finance an increasing portion of the upfront marketing costs and/or to prepay commissions to our financial institution clients, which could materially adverse affect our financial condition and short-term operating results, including the loss of or changes in our client relationships because we are unable to fund upfront marketing costs or prepay commissions. Our Background Screening business is substantially dependent on companies hiring new employees. During times of downsizing or flat growth in head count, there is a reduced demand for our services, which causes are revenue to decline.
Consolidation in the financial services industry will increase competition for us obtaining clients.
We are substantially dependent on revenue from subscribers obtained from our largest financial institution clients, including Bank of America. Due to the increasing consolidation, increasing concentration of our business in fewer material clients, and financial turmoil within the financial services industry, there will be fewer opportunities to obtain new client relationships, and increasing competition to maintain existing client relationships. In addition, if an existing client is acquired or files for bankruptcy, there are no assurances that we will be able to maintain the client relationship following the acquisition or the bankruptcy. Any of these events could materially decrease our revenue, negatively impact our financial condition and harm our growth prospects.
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
Date: November 10, 2008

INTERSECTIONS INC.
By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Principal Financial Officer