Form 10-K
period 2008-12-31
INTERSECTIONS INC
filed 2009-03-16
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 005-50580

INTERSECTIONS INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1956515 (I.R.S. Employer Identification Number)
14901 Bogle Drive, Chantilly, Virginia (Address of principal executive office)	20151 (Zip Code)

(703) 488-6100
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	The NASDAQ Global Market

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

As of June 30, 2008, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $87 million based on the last sales price quoted on The NASDAQ Global Market.

As of February 27, 2009, the registrant had 18,408,059 shares of common stock, $0.01 par value per share, issued and 17,341,643 shares outstanding, with 1,066,416 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2009 annual meeting of stockholders to be held on May 20, 2009.

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

These forward looking statements reflect current views about our plan, strategies and prospects, which are based upon the information currently available and on current assumptions. Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from our expectations contained in our forward-looking statements. These factors include, but are not limited to

•	demand for our services;

•	general economic conditions, including the ongoing recession in the U.S. and a worldwide economic slowdown;

•	recent disruptions to the credit and financial markets in the U.S. and worldwide;

•	economic conditions specific to our financial institutions clients;

•	product development;

•	maintaining acceptable margins;

•	maintaining secure systems;

•	ability to control costs;

•	the impact of foreign, federal, state and local regulatory requirements on our business, specifically the consumer credit market;

•	the impact of competition;

•	our ability to continue our long-term business strategy, including growth through acquisition and investments;

•	ability to attract and retain qualified personnel; and

•	the uncertainty of economic conditions in general.

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

We are a leading provider of branded and fully customized identity management solutions. By integrating our technology solutions with our comprehensive services, we safeguard more than eight million customers, who are primarily received through marketing partnerships and consumer-direct marketing of our Identity Guard® brand. We also provide consumer-oriented insurance and membership products through marketing partnerships with the major mortgage services in the United States as well as other financial institutions through our subsidiary, Intersections Insurance Services, Inc. Additionally, through our majority-owned subsidiary Screening International LLC (“SI” or “Screening International”), we provide pre-employment background screening services domestically and internationally in partnership with Control Risks Group Limited of the United Kingdom.

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary, Intersections Insurance Services, Inc., we offer a portfolio of services which include consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also offer our services directly to consumers.

Through our majority-owned subsidiary, Screening International, we provide personnel and vendor background screening services to businesses worldwide. In May 2006, we created SI with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. We own 55% of SI, and have the right to designate a majority of the five-member board of directors. CRG owns 45% of SI. We and CRG have agreed to cooperate to meet any future financing needs of SI, including making additional capital contributions, if necessary, subject to certain capital call and minority protection provisions. In some cases, we may make capital contributions without a pro rata contribution by CRG.

SI and its subsidiaries have offices in Virginia and the UK. SI’s clients include leading US, UK and global companies in such areas as manufacturing, healthcare, telecommunications and financial services. SI provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.

Through our wholly owned subsidiary, Captira Analytical, LLC, we provide software and automated service solutions for the bail bond industry, including office automation tools, accounting, reporting, employee background screening and underwriting decisioning tools.

Through our wholly owned subsidiary, Net Enforcers, Inc., we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring, price monitoring and other services.

We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Other segment includes services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira Analytical and corporate brand protection provided by Net Enforcers.

We were incorporated in Delaware in 1999. Through our predecessor companies, we have been offering consumer protection services since 1996. Intersections Insurance Services, through its predecessor companies, has been offering consumer products and services since 1982. Our principal executive offices are located at

14901 Bogle Drive, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our web site address is www.intersections.com. We make available on this web site under “Investors,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

We also make, available on our web site, our Corporate Governance Guidelines and Principles, Code of Business Conduct and Ethics, and Statement of Policy with Respect to Related Person Transactions, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. This information is also available by written request to Investor Relations at our executive office address listed above. The information on our web site, or on the site of our third-party service provider, is not incorporated by reference into this report. Our web site address is included here only as an inactive technical reference.

Consumer Products and Services

Our Services and Subscribers

We offer consumers their credit reports, and daily, monthly and quarterly monitoring of their credit files, at one or all three of the major credit reporting agencies: Equifax, Experian and TransUnion. We also offer reports and monitoring services based on additional information sources, including public records and new financial account applications, along with services that help subscribers detect unauthorized use of their account information. In addition, we offer credit scores and credit score analysis tools, credit education, identity theft recovery services, identity theft cost reimbursement, and software and other technology tools to protect against identity theft, such as mobile data storage and anti-virus and anti-key logging software. Our products and services also include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance, provided through our subsidiary, Intersections Insurance Services. In addition, in September 2008, we made a minority investment in Guard ID Systems, Inc., a maker of an online privacy protection device, in conjunction with entering into an agreement which permits us to distribute that device as part of our consumer products and services.

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

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. In 2008, we substantially increased our own investment in marketing with certain clients. We expect to continue our own investment in marketing in 2009 with existing and new clients and expand our direct-to-consumer business.

In 2008, we expanded our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media.

Our Clients

Our client arrangements are distinguished from one another by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per newly enrolled subscriber basis, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available.

•	Shared marketing arrangements: Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split relative to the investment made by our client and us.

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

Revenue from subscribers obtained through our largest clients in 2007 and 2008, as a percentage of our total revenue, was: Bank of America (including MBNA, which was acquired by Bank of America in 2006) — 33% and 48%; Citibank — 11% and 8%; Discover — 13% and 8%; Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax) — 10% and 7%.

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

We employ a range of information technology solutions, physical controls, procedures and processes to safeguard the security of data, and regularly evaluate those solutions against the latest available technology and security literature. We use respected third parties to review and test our security, we continue to be audited by our clients, and we have obtained an Enterprise Security Certification awarded by Cybertrust, which is now part of Verizon Business. In addition, we have obtained Visa PCI Service Provider Level I as tested by ControlCase.

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

We have entered into contracts with several additional providers of data and analytics for use in our identity theft and fraud protection services, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. In December 2008, we terminated the original contract with one of our data providers and entered into a new contract with the data provider under which we pay non-refundable license fees in exchange for the limited exclusive right to use the data. We expect these third party data and analytics sources to be of increasing significance to our business in the future to the extent we are successful in marketing our new services. Our other consumer products and services are delivered by third party providers, including insurance companies, discount service providers and software distributors.

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

We believe that our principal competitors for our Consumer Products and Services segment include: Equifax; Experian and its subsidiary, Consumerinfo.com; TransUnion and its subsidiary, Truelink; First Advantage, through its affiliate CREDCO; Affinion; and Vertrue. A number of additional competitors in providing identity theft protection services to consumers, including LifeLock and TrustedID, have entered the market, and more may enter the market. We believe that these competitors primarily market their services directly to the consumer through the Web, except for Affinion and CREDCO, which we believe primarily market offline and compete with us for financial institution clients. We believe that certain of our competitors, including Equifax, Experian and TransUnion, are and will continue to make efforts to compete with us in marketing offline and providing branded solutions for financial institution clients.

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

Our Clients

Our clients include leading US, UK and global companies in such areas as manufacturing, staffing and recruiting agencies, financial services, retail and transportation. Our clients are primarily located in the United States and the United Kingdom. Several of our clients have operations in other countries, and use our services in connection with those operations. We have other clients in various countries, and expect the number of these clients to increase as we develop our global background screening business. Because we currently service the majority of our clients through our operations in the US and the UK, we consider those two locations to be the sources of our business for purposes of allocating revenue on a geographic basis. We have several clients that contribute greater than 10% of this segment’s revenue. The loss of one of these clients could have a material adverse impact on this segment’s financial results. Revenue through our largest client in 2007 and 2008 was 16% and 24%, respectively, of the segment’s revenue. None of these clients constitutes 10% or more of our consolidated revenue.

Operations

Our operations platforms for the background screening segment, which consist of both operational staff and information technology, are designed to meet the unique service specifications of our clients while providing common client needs such as access to information gateways and enforcement of data security standards. Our background screening services have primary operations centers in Winchester, Virginia, and London, UK, and indirectly through outsourced processing centers in Budapest, Hungary and Kuala Lumpar, Malaysia. We continue to invest in our technology and operating platforms in order to offer high quality, low cost and flexible services to our clients. Our existing and planned future operating centers involve a mix of company owned and outsourced locations.

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

Competition

Our Background Screening segment operates in a variety of highly competitive local and global markets with differing characteristics. In the United States, the employment background screening market is well established but remains highly fragmented and competitive. We believe that our competitors include national employment background screening providers such as First Advantage Corporation, ChoicePoint, Acxiom, and USIS, regional and local background screening providers, and smaller, independent private investigative firms. Outside the United States, the screening market is less developed but growing rapidly. In these global markets, we believe that our services compete with a smaller universe of companies that have committed to developing an international delivery capability, as well as smaller local background screening providers and private investigative firms.

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

Through our wholly owned subsidiary, Net Enforcers, we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring, price monitoring and other services. Net Enforcers’ services include the use of technology to search the internet in search of potential property right infringements, value added analysis and recommendation from our trained staff of analysts, and manual or automated enforcement activities as directed by our clients. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring and analysis services, as well as per transaction charges for enforcement related services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month.

As part of our agreement with the Identity Theft Assistance Corporation (“ITAC”), we also offer victim assistance services to help victims of identity theft that are referred to ITAC by their financial institutions. We assist these customers in identifying instances of identity theft that appears on their credit report, notifying the affected institutions, and sharing the data with law enforcement. These victim assistance services are provided free to the customers and we are paid fees by the ITAC Members for the services we provide to their customers. In addition, we offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals. We are paid fees by the clients for the services we provide their customers.

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

ITAC is primarily responsible for relations with ITAC members, including all marketing and business development associated with the ITAC victim assistance service. We primarily employ an internal sales force to market our breach response services. Our breach response services are marketed both on a proactive basis to clients who have not yet experienced a breach, and on a reactive basis to clients already experiencing a loss of personal confidential information.

Our Clients

Captira Analytical’s clients are bail bonds industry participants including insurance companies, sureties, general agents and retail bail bondsmen. Captira Analytical is at an early stage in its commercial operations and its operating results do not significantly impact consolidated financial results.

Net Enforcers’ clients are typically corporate brand owners or law firms working on behalf of corporate brand owners. Generally, client contracts have terms of one year with automatic annual renewals. We have one client that contributes greater than 10% of this segment’s revenue. The loss of this client could have a material adverse impact on this segment’s financial results. Revenue from this client in 2008 was approximately 12% of the segment’s revenue, respectively. This client does not constitute 10% or more of our consolidated revenue.

Our ITAC clients are all financial institutions who have chosen to become members of ITAC. Our breach response clients are generally financial services clients, health care providers, educational institutions, retailers and other corporations.

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

Net Enforcers has developed its operational and technology platforms through years of experience detecting and taking action to remediate online brand abuse. Net Enforcers uses proprietary technology and processes to detect and take action with respect to online corporate brand misuse. Net Enforcers primary offices are in Gainesville, FL and Phoenix, AZ.

Our ITAC and breach response operations consist of a blend of internally developed, externally licensed and outsourced technology and operations components. The ITAC case management system provides a means of documenting case information for identity theft victims and electronically sharing the case file with impacted ITAC member institutions. Our breach response operations leverage the operations and technology of our Consumer Products and Services Segment.

Data and Analysis Providers

Captira Analytical utilizes a combination of publicly available information extracted from websites and commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations.

Net Enforcers primarily utilizes publicly available information extracted from websites in its service offerings.

Our ITAC and breach response services utilize our contracts with the three major domestic credit reporting agencies as well as additional data providers to deliver our services.

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

Our ITAC services operate a unique victim assistance service that is integrated via the case management system with the fraud departments at ITAC member institutions. ITAC is the only identity theft victim assistance service that offers this unique capability. More broadly, our ITAC and breach response services compete with similar offerings from Experian, Equifax, Trans Union, Affinion and other competitors.

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

The major credit reporting agencies that are obligated to provide free credit reports are required to maintain a centralized source through which consumers may request their free credit reports. The Federal Trade Commission has promulgated rules which allow the credit reporting agencies to advertise their paid products on the centralized source. The Federal Trade Commission’s rules restrict the manner of such advertising, and also prohibit the credit reporting agencies from using, for marketing purposes, the consumer information gathered through the centralized source. Nevertheless, advertising by the credit reporting agencies through the centralized source may compete with the marketing of our services.

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

Financial Information About Segments and Geographic Areas

See Note 20 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

Employees

As of December 31, 2008, we had approximately 968 employees, including those employees at our majority-owned subsidiary Screening International. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

Risks Related to our Business

Weakness in the U.S. economy may negatively impact our consumer base and financial institution clients.

Our Consumer Products and Services and Background Screening businesses are dependent on favorable economic conditions. The recent weakness in the U.S. economy has negatively impacted our consumer base and financial institution clients. Our Background Screening business is substantially dependent on companies hiring new employees. During times of downsizing or flat growth in head count, there is reduced demand for our services.

Consumers.  Our primary subscriber base consists of individual consumers. The existing weakness in the U.S. economy has resulted in substantial reductions in consumer spending. As a result, we have seen a reduction in consumers subscribing to our services. If the current economic downturn continues or worsens, our current and potential subscribers may be unable or unwilling to subscribe for our services or there may be an increased incidence of their inability to pay their bills. In addition, there has been a slight increase in credit card declines and delinquencies as card holders’ balances continue to increase.

Financial Institutions.  Our financial institution clients might reduce or eliminate marketing programs that would cause a material adverse impact on our ability to obtain new subscribers and to expand our service offerings to existing subscribers. Over the past year, certain of our financial institutional clients have requested that we bear more of the new subscriber marketing costs and prepay commissions. This has resulted in our using an increased portion of our cash flow generated from operations to fund our business. We anticipate this trend will continue, which may require us to raise additional funds in the future to operate and expand our business. There can be no assurance we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition.

We depend upon clients in the charge and credit card and mortgage industries. Services marketed through our charge and credit card issuer clients account for a substantial percentage of our revenue. We also have relied on mortgage issuers and other mortgage companies to market our products. Therefore, a significant downturn, such as what we have witnessed over the past few months, in those industries could harm our business. The reduction or elimination of marketing programs within our charge and credit card issuer or mortgage company clients could materially adversely affect our ability to acquire new subscribers and to expand the range of services offered to current subscribers. In addition, increases in credit card declines or credit card account or mortgage cancellations could result in the increased cancellation of our services that depend on those credit card accounts or mortgages as payment vehicles. These cancellations, and the accompanying loss of revenue, could have a materially adverse impact on our business.

Disruptions in the world markets adversely affecting financial institutions could adversely affect our business.

We are substantially dependent on revenues from subscribers obtained from our largest financial institution clients, including Bank of America and Citibank. As the result of recent unprecedented turmoil in the global markets, there has been substantial disruption to several major financial institutions. Due to this substantial deterioration, including increasing consolidation and concentration of our business in fewer material clients, there will be fewer opportunities to obtain new client relationships and increasing competition to maintain existing client relationships. In addition, if an existing client is acquired or files for bankruptcy, there are no assurances that we will be able to maintain the client relationship following the acquisition or bankruptcy. Any of these events could materially decrease our revenue, negatively impact our financial condition and harm our growth prospects.

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

The number of cancellations to our consumer products and services within the first 90 days as a percentage of new subscribers was 24.5% in 2006, 25.2% in 2007 and 25.4% in 2008. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, as a percentage of the number of subscribers at the beginning of the year plus the net of new subscribers and cancellations within the first 90 days, was 27.7% in 2006, 31.6% in 2007, and 43.3% in 2008. The increase in 2008 is primarily due to a loss of approximately 800 thousand subscribers from our wholesale relationship with Discover.

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

Revenue from subscribers obtained through our largest clients — Bank of America (including MBNA, which was acquired by Bank of America in 2006), Citibank, Discover, and Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax) — as a percentage of our total revenue was 67.3% in 2007 and 71.5% in 2008. The loss of any of our key clients could have a material adverse effect on our results of operations. For example, in February, 2008, our client Discover terminated its indirect agreement with us, effective September 1, 2008. Upon termination of that agreement, we ceased providing services to Discover customers governed by that agreement. In 2007 and 2008, Discover customers governed by that agreement accounted for approximately 10%, and 8%, respectively, of our revenue.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, under the economic arrangements at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions after time periods ranging from immediately after termination of the contract to three years after termination. As discussed above, this occurred when Discover terminated its indirect agreement with us effective September 1, 2008. In addition, upon termination or expiration of a client contract, we may enter into a transition agreement with the client that modifies the original terms of the agreement.

We are substantially dependent upon our consumer products and services for a significant portion of our revenue, and market demand for these services could decrease.

Approximately 89% in 2007 and 90% of our revenue in 2008 was derived from our consumer products and services, with the balance coming from our background screening and other services. We expect to remain dependent on revenue from our consumer products and services for the foreseeable future. Any significant downturn in the demand for these services would materially decrease our revenue.

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

Our consumer products and services depend on data and technology from third party suppliers, and any failure of that data or those technologies or their suppliers could harm our products and services and our business.

In addition to the three major credit reporting agencies, we include other data and technology from third party suppliers in our consumer products and services, including public records data, identity theft risk assessments and alerts, anti-virus, anti-key logging and other computer software, mobile data storage technology, and an online privacy protection device. Any defect or failure in this data or technology, or failure of a third party data or technology supplier, could require us to remove the affected data or technology from our products and services, cause us to lose customers or clients, or expose us to liability claims by customers or clients arising out of the failure.

A failure of any of the insurance companies that underwrite the insurance products or related benefits provided as part of our consumer products and services, or refusal by those insurance companies to provide the expected insurance, could harm our business.

Certain of our consumer products and services include or depend on insurance products, or are dependent on group insurance policies under which the customers for our products and services are the insureds. The current and expected economic climate may cause financial instability among one or more of those insurance companies. Any failure of any of those insurance companies, or refusal by them to provide the expected insurance, could require us to remove the affected insurance from our products and services, cause us to lose customers or clients, or expose us to liability claims by our customers or clients.

We may incur substantial marketing expenses as we enter new businesses, develop new products or increase our direct marketing arrangements, which could cause our operating income to decline on a quarterly basis and our stock price to drop.

We are committing significant resources to our strategic effort to market our services to the broader direct-to-consumer marketplace. In addition, as we increase our direct marketing arrangements with new or existing clients, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. This generally results in higher marketing costs and negative cash flow over the first several months after a program is launched. As a result, our marketing expenses for 2007 and 2008 were significantly higher than for 2006, and we anticipate this increased spending to continue in 2009. This could cause our stock price to decline. In addition, we can not assure you that our investment in the direct-to-consumer business or other new businesses or products or any increase in direct marketing arrangements will be successful in increasing our subscribers or generating future revenue or profits on our projected timeframes or at all, which could have a material adverse effect on our results of operations and financial condition.

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

We and our clients solicit some of our subscribers through outbound telemarketing that we outsource to third-party contractors. In outbound telemarketing, the third-party contractors make the initial contact with potential subscribers. We attempt to control the level and quality of the services provided by these third parties through a combination of contractual provisions, monitoring, on-site visits and records audits. In arrangements where we bear the marketing cost, which represented 56% of new subscribers acquired in 2007, approximately 57% of new subscribers were obtained through outbound telemarketing by our vendors. In arrangements where the clients bear the marketing cost, which represented 55% of new subscribers acquired in 2008, approximately 51% of new subscribers were obtained through outbound telemarketing by outsourced vendors. Any quality problems could result in negative publicity and customer dissatisfaction, which could cause us to lose clients and subscribers and decrease our revenue.

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

Our consumer products and services are substantially dependent on third party data, analytics and technology providers, as well as third party call center and customer service providers. Our failure to develop and maintain these third party relationships could harm our ability to provide those services. Our other consumer products and services are substantially dependent on third party providers, including insurance companies and software distributors. Our other services are dependent on other third party providers, including third party data sources, technology providers and outsourced service centers. Failure of any of the third party providers on which we depend to perform under our agreements with them, or to provide effective and competent services, could cause us to have liability to others or otherwise harm our business and prospects.

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

Because we operate in a highly regulated industry and must comply with various foreign, federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our businesses and our clients’ businesses. These legal actions might include lawsuits styled as class actions and alleging violations of various federal and state consumer and privacy protection laws, such as the pending action alleging that our indirect subsidiary American Background Information Services, Inc. makes prohibited use of California’s Megan’s Law website. We cannot predict the outcome of this action or any other future actions or proceedings, and the cost of defending these claims might be material. If we are found liable in any actions or proceedings, we might have to pay substantial damages and change the way we conduct our business, any of which might have a material adverse effect on our profitability and business prospects.

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

We may not be able to consummate acquisitions or investments that are accretive or which improve our financial condition.

A principal component of our strategy going forward is to selectively acquire assets or complementary businesses or make strategic investments in order to increase cash flow and earnings and/or diversify or expand our product offerings. This depends upon a number of factors, including our ability to identify acceptable acquisition or investment candidates, consummate transactions on favorable terms, successfully integrate acquired assets and obtain financing to support our growth and expansion, and many other factors beyond our control. We may encounter delays or other problems or incur substantial expenses in connection with seeking acquisitions that could negatively impact our operating results.

In connection with any acquisitions or investments, we could issue stock that would dilute our stockholders, incur substantial debt, assume known, contingent and unknown liabilities and/or reduce our cash reserves. For example, as part of the formation of Screening International, we agreed to cooperate with Control Risks Group to meet any future financing needs of Screening International, including agreeing to guarantee third party loans and making additional capital contributions on a pro rata basis, if necessary. Acquisitions may also require material infrequent charges and could result in adverse tax consequences, impairment of goodwill, substantial depreciation and amortization, increased interest expense, deferred compensation charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets, any of which could negatively impact our results of operations in one or more future periods.

We may not realize planned benefits of our acquisitions or investments.

In connection with our acquisitions, we may experience unforeseen operating difficulties as we integrate the acquired assets and businesses into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition or investments by us involves risks, including:

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of the acquired businesses with those of our existing operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	establishing the internal controls and procedures that we are required to maintain under the Sarbanes-Oxley Act of 2002;

•	mitigating contingent or assumed liabilities or unexpected costs; and

•	risks of entering new markets, such as the United Kingdom and other global markets for our Background Screening and Other segments, or markets in which we have limited prior experience, such as the bail bond industry.

We may not realize planned benefits of our membership agreement or other customer portfolio acquisitions.

In the first quarter of 2008, we acquired substantially all of the membership agreements between our client Citibank and consumer customers relating to a membership program we were providing pursuant to one of our agreements with Citibank. The aggregate purchase paid by us in connection with the closing of the acquisition, which was based on the estimated number of acquired membership agreements as of the closing, was $31.1 million. We paid for the acquisition through a combination of existing cash and funding under our credit agreement with Bank of America. Although we received certain representations, warranties and covenants from Citibank, we have no guarantee that attrition of customers will not exceed expected levels for reasons that do not require Citibank to indemnify us. If attrition exceeds our expectations, the revenue expected from these membership agreements otherwise is less than we expected, or our costs of servicing these customers are higher than we expected, we may lose some or all of the investment we made in acquiring the membership agreements. We may continue to acquire membership agreements or other customer portfolio rights under agreements with our clients or third parties, and if attrition exceeds our expectations, the revenue expected from these acquisitions otherwise is less than we expected, or our costs of servicing these customers are higher than we expected, we may lose some or all of the investments we make in these acquisitions.

Screening International is subject to additional risks due to its international scope.

We have limited experience in conducting and managing a business internationally, and our ability to sell products and services internationally is reliant upon certain key relationships of our partner, Control Risks Group, which may negatively impact us if Control Risks Group were no longer our partner. We are also subject to currency risk relating to the overseas sales of the company. We cannot assure you that we will be successful in overcoming these risks, and if we fail to do so, these risks could have a negative effect on our business, financial condition and results of operations, and cause our stock price to decline.

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

Screening International, and any other acquisition or investment where we do not own 100% of the business, could be hindered if we fail to maintain a satisfactory working relationship with our partners.

There are special risks associated with acquisition or investment arrangements. While we own a majority interest in Screening International, we may not have the majority interest in, or control of, future business combinations or investments that we may enter into. Any partners, including Control Risks Group, may at times have economic, business or legal interests or goals that are inconsistent with our interests or goals or those of the underlying entity. The agreement with Control Risks Group restricts our ability to control Screening International and requires Control Risks Group and us to cooperate and mutually agree to significant matters in order to implement and expand upon Screening International’s business strategy and to finance and manage its operations. We are also subject to exclusivity provisions pursuant to the agreement. There is also risk that Control Risks Group or future partners may be unable to meet their economic or other obligations or otherwise make needed capital contributions and that we may be required to fulfill those obligations or make those contributions alone. A change in control of us or Control Risks Group could affect our relationship with each other and will trigger buy-out rights for the other party, which could have the effect of preventing or delaying a change of control transaction that our stockholders may favor. Finally, the risk of disagreement or deadlock is inherent in jointly controlled entities, and there is the risk that decisions against our interests could be made and that we may not realize the expected benefits from our business combination, including economies of scale and opportunities to realize potential synergies and cost savings.

Fluctuations of foreign currency values may adversely affect our reported revenue, results of operations and financial condition

We transact business in other parts of the world, including Canada and the United Kingdom, where subsidiaries of Screening International are located. We also sell our consumer products and services in Canada. The fluctuations of these foreign currencies relative to the U.S. Dollar may adversely affect our reported revenue, results of operations and financial condition, and there can be no guarantee that our strategies to reduce these risks will be successful.

We recognized substantial impairment charges in 2008 and may continue to incur future impairments of goodwill and other assets, both tangible and intangible, in the future.

We have acquired certain portions of our business and certain assets through acquisitions. Further, as part of our long-term business strategy, we may continue to pursue acquisitions of other companies or assets. In connection with prior acquisitions, we have accounted for the portion of the purchase price paid in excess of the book value of the assets acquired as goodwill or intangible assets, and we may be required to account for similar premiums paid on future acquisitions in the same manner.

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset. Changes in the business itself, the economic environment (including business valuation levels and trends), or the legislative or regulatory environment may trigger a periodic review and evaluation of our goodwill and intangible assets for potential impairment. These changes may adversely affect either the fair value of the business or the fair value of our individual reporting units and we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business in the reporting unit with goodwill and intangible assets. Also, if we sell a business for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we will be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business.

Following revisions to our long-term financial outlook for our three reporting segments, which we conducted as part of our annual strategic planning cycles and the deterioration in the price of our common stock and the resulting market capitalization, we determined that our goodwill was impaired, resulting in a non-cash impairment charge for our Background Screening and Other reporting units of $13.7 million and $12.6 million, respectively, which was recorded in the statements of operations for the year ended December 31, 2008. We also determined that there was an impairment of our finite-lived intangible assets in our Other segment and recorded a non-cash impairment charge of $2.6 million. See Notes 2 and 9 to the consolidated financial statements.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

In addition, a contract with a third party data provider for which we make minimum monthly payments for the usage of data and certain exclusivity rights was tested for impairment under applicable accounting rules. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the unamortized prepayments. There can be no assurances that we will not recognize additional impairment charges relating to similar arrangements in the future. See details of the arrangement in Notes 2 and 9 to the consolidated financial statements.

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

Loeb Holding Corp., which is controlled by one of our directors, owns approximately 42% of our outstanding common stock. In addition, our executive officers and other directors own shares of our outstanding common stock. These stockholders may have interests that conflict with the other public stockholders. If these stockholders act together, they could have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

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

Net Enforcers’ services depend, in part, on federal and state laws governing intellectual property ownership and enforcement, and may be governed by laws on the rights of third parties to conduct investigations and act on behalf of intellectual property owners. Net Enforcers’ services also depend in part on the private rules adopted by internet auction and portal sites in order to comply with the safe harbor requirements of intellectual property laws and other legal requirements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a summary of our material leased facilities:

	Approx.		Lease
Location	Square Feet	Segment	Expiration

Chantilly, VA(1)	71,566	Consumer Products and Services	2009
Rio Rancho, NM	28,000	Consumer Products and Services	2013
Manassas, VA	11,500	Consumer Products and Services	2013
Winchester, VA	22,594	Background Screening	2010
Hammersmith, West London, UK	6,372	Background Screening	2009
Hammersmith, West London, UK	6,125	Background Screening	2013
Albany, NY	7,730	Other	2011
Phoenix, AZ	4,665	Other	2009
Gainesville, FL	2,566	Other	2011

(1)	In November 2008, we executed a new lease agreement to relocate our Chantilly, Virginia operations, effective July 2009. The approximate square footage of the new location is 150 thousand square feet and the lease expires in ten years, subject to early termination provisions.

We also own a 2,670 square foot facility located in Arlington Heights, Illinois, which is used by our Consumer Products and Services segment for office space, an inbound call center and fulfillment center.

We believe that our facilities will support our future business requirements or that we will be able to lease additional space, if needed, on reasonable terms. Certain properties are utilized by all of our segments and in such cases the property is reported in the segment with highest usage.

ITEM 3.	LEGAL PROCEEDINGS

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses, for its own purposes, credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. A bench trial was held in the matter on February 10 and 11, 2009, and we are awaiting a decision from the Court.

On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that Screening International’s subsidiary, American Background Information Services, Inc. (“ABI”), makes prohibited use of California’s Megan Law website information during pre-employment background checks in violation of California law. The plaintiff seeks certification of a class on behalf of all individuals who have undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of compensatory and statutory damages, including attorneys’ fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California On November 7, 2008, ABI answered the complaint and denied any liability, and filed a motion for judgment on the pleadings in March 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Michael R. Stanfield	58	Chairman, Chief Executive Officer and Director
Neal B. Dittersdorf	49	Chief Legal Officer and Chief Administrative Officer
John G. Scanlon	41	Chief Operating Officer, Business Services
Steven A. Schwartz	48	Executive Vice President, Consumer Products
Christopher W. Shenefelt	50	Executive Vice President, Operations
George (Chip) K. Tsantes	49	Executive Vice President and Chief Technology Officer
Madalyn C. Behneman	45	Senior Vice President and Principal Financial Officer

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

Neal B. Dittersdorf served as our Senior Vice President and General Counsel from February 2003 until June 2004, when he was appointed Chief Legal Officer. In December 2007, he was appointed Chief Administrative Officer. From January 2002 to January 2003, Mr. Dittersdorf was of counsel at the law firm of Venable, Baetjer, Howard & Civiletti LLP. He holds a B.A. from Brandeis University and a J.D. from the New York University School of Law.

John G. Scanlon, who joined Intersections in November 2006, was promoted to Executive Vice President in January 2007 and, in December 2007, was appointed Chief Operating Officer, Business Services. Mr. Scanlon joined Intersections from National Auto Inspections, LLC where he was President and Chief Operating Officer for this venture capital backed startup company. Mr. Scanlon previously served as a senior executive at Capital One Financial Corporation from 2000 to 2006 where he held general management responsibility for the company’s direct banking business and previously led a large portion of the Information Technology organization. Mr. Scanlon holds a B.S. in Business Administration from Georgetown University, and a Masters of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Steven A. Schwartz was named Executive Vice President, Endorsed Credit and Security Sales in October 2006, after serving as Senior Vice President of the Client Services division since joining Intersections in July 2003. In December 2007, he was appointed Executive Vice President, Consumer Products. From April 2001 to April 2003, Mr. Schwartz served as Senior Vice President at The Motley Fool. Mr. Schwartz holds a B.S. from Syracuse University and an M.B.A. from Rutgers University.

Christopher W. Shenefelt was named Executive Vice President, Operations, in December 2007, after serving as Senior Vice President, Operations from November 2003. Prior to joining Intersections, Mr. Shenefelt held executive and technical management positions at AES, Winstar Communications and SAIC. Mr. Shenefelt holds a B.S.E.E from Michigan Technological University, an M.S.E.E. from the University of Central Florida and an M.B.A. from George Washington University.

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

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 27, 2009, the common stock was held by approximately 36 stockholders of record and an estimated 1,686 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share of our common stock as reported on the Nasdaq Composite Tape.

	Sales Price
	per Share
	High	Low

2007 Quarter ended:
March 31, 2007	$10.10	$9.76
June 30, 2007	$10.07	$9.89
September 30, 2007	$10.32	$9.94
December 31, 2007	$8.35	$8.01

	Sales Price
	per Share
	High	Low

2008 Quarter ended:
March 31, 2008	$9.00	$7.10
June 30, 2008	$11.47	$8.61
September 30, 2008	$11.25	$8.13
December 31, 2008	$9.41	$1.97

We have never paid or declared any cash dividends on our common stock and have no plans to do so in the foreseeable future. We are prohibited from paying dividends under our credit agreement. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any shares during the three months or year ended December 31, 2008.

The following graph shows the cumulative total return as of December 31, 2008 of a $100 investment made on April 30, 2004 in our common stock (with dividends, if any, reinvested), as compared with similar investments based on the value of the NASDAQ Composite and the S&P Diversified Commercial & Professional Services. The peer group was determined by our inclusion in the NASDAQ as a publicly traded company and the S&P Diversified Commercial & Professional Services index covers companies that primarily provide commercial, industrial and professional services to businesses and governments not classified elsewhere. The stock performance shown below is not necessarily indicative of future performance.

Comparison of 44 Month Cumulative total Return*
*$100 invested on 04/30/04 in stock or index-including reinvestment of dividends. Fiscal year ending December 31

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

This section presents our historical financial data. The selected consolidated financial data is qualified by reference to and should be read carefully in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

	Years Ended December 31,
	2004		2005	2006	2007	2008
	(In thousands, except per share data)

Statements of Operations Data(1):
Revenue	$152,916		$165,171	$201,051	$271,723	$361,607
Operating expenses:
Marketing	19,328		19,646	25,173	36,285	52,439
Commission	46,719		26,687	25,786	52,624	86,008
Cost of revenue	40,093		57,351	75,188	101,815	114,338
General and administrative	23,330		34,518	49,978	59,386	67,801
Goodwill, intangible and long-lived asset impairment charges	—		—	—	—	44,702 (6)
Depreciation	3,949		6,115	8,661	9,081	9,372
Amortization	42		342	1,357	3,346	10,789
Impairment of software development costs(2)	—		1,515	—	—	—

Total operating expenses	133,461		146,174	186,143	262,537	385,449

Operating income (loss)	19,455		18,997	14,908	9,186	(23,842)
Interest income (expense)	56		1,183	780	(581)	(2,365)
Other income (expense)	31		37	173	1,139	(1,686)

Income (loss) before income taxes and minority interest	19,542		20,217	15,861	9,744	(27,893)
Income tax (expense) benefit	(8,597	)(3)	(7,747)	(6,328)	(4,329)	2,912 (5)
Minority interest in net (income) loss of subsidiary	—		—	(97)	1,451	9,004

Net income (loss)	$10,945		$12,470	$9,436	$6,866	$(15,977)

Net income (loss) per share:
Basic	$0.85		$0.73	$0.56	$0.40	$(0.93)

Diluted	$0.64		$0.70	$0.54	$0.39	$(0.93)

Weighted average shares outstanding:
Basic	12,929		17,002	16,770	17.096	17,264

Diluted	17,517		17,815	17,606	17,479	17,264

Balance Sheet Data:
Cash and cash equivalents	$12,027		$17,555	$15,580	$19,780	$10,762
Deferred subscription solicitation costs	9,185		8,818	11,786	21,912	28,951
Working capital	55,984		52,493	26,858	30,365	33,661
Total assets	109,111		123,187	179,467	206,268	201,629
Long-term debt	1,764		2,797	13,304	23,046	38,369
Total stockholders’ equity	$87,127		$92,944	$104,576	$114,848	$101,439
Statement of Cash Flow Data:
Cash inflows (outflows) from:
Operating activities	$21,808		$17,597	$17,897	$4,589	$20,761
Investing activities	(68,320)		(3,225)	(33,596)	(11,481)	(47,180)
Financing activities	44,128		(8,844)	13,583	11,098	17,464

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Other Data:
Subscribers at beginning of period	2,275	2,885	3,660	4,626	5,259
New subscribers — indirect	1,609	2,182	2,460	2,270	1,831
New subscribers — direct(4)	805	700	1,168	1,825	2,295
Cancelled subscribers within first 90 days of subscription	(587)	(846)	(888)	(1,031)	(1,046)
Cancelled subscribers after first 90 days of subscription(7)	(1,217)	(1,261)	(1,774)	(2,431)	(3,609)

Subscribers at end of period	2,885	3,660	4,626	5,259	4,730

Total revenue	$152,916	$165,171	$201,051	$271,723	$361,607
Revenue from transactional sales	(3,093)	(16,263)	(31,702)	(35,349)	(33,247)
Revenue from lost/stolen credit card registry	(85)	(77)	(81)	(46)	(36)

Subscription revenue	$149,738	$148,831	$169,268	$236,328	$328,324

Marketing and commissions	$66,047	$46,333	$50,959	$88,909	$138,447
Commissions paid on transactional sales	(759)	(105)	(30)	(13)	(5)
Commissions paid on lost/stolen credit card registry	(9)	(36)	(31)	(38)	(55)

Marketing and commissions associated with subscription revenue	$65,279	$46,192	$50,898	$88,858	$138,387

(1)	Our financial results include American Background Information Services for the period November 12, 2004 through May 30, 2006, and Screening International, which combined American Background Information Services with Control Risks Group background screening business, for the period May 31, 2006 through December 31, 2008. Our financial results also include Intersections Insurance Services, which we acquired on July 3, 2006. In addition, our financial results include Captira Analytical, LLC beginning August 2007 and Net Enforcers, Inc. beginning December 2007.

(2)	During the year ended December 31, 2005, we re-assessed the development effort related to our small business product. As a result, we recognized an impairment charge of approximately $1.4 million related to software development costs. In addition, we agreed with a client to change certain processes that required new software resulting in an additional impairment charge of approximately $150 thousand.

(3)	Income tax expense in 2004 reflects a write-off based on the reduction of approximately $912,000 in deferred tax assets related to the conversion, at the time of the Company’s initial public offering, of a senior secured convertible note obligation. The write-off was made in connection with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an analysis of deferred tax items at year-end, and in accordance with Emerging Issues Task Force 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders Under FASB Statement No. 109. As a result of the reduction, the company’s federal tax rate for 2004 was approximately 44%, as opposed to 39% without the reduction.

(4)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

(5)	The income tax benefit for the year ended December 31, 2008 includes a non-cash increase to record a valuation allowance on the cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. These deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. SFAS No. 109 requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Due to over two years of cumulative losses and projected near term losses at our subsidiary Background Screening, a valuation allowance was recorded in the fourth quarter of the year ended December 31, 2008.

(6)	A contract with a third party provider, for which we make minimum monthly payments for the usage of data and certain exclusively rights, was tested for impairment. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of approximately $15.8 million in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . In addition, we impaired goodwill as part of our annual SFAS No. 142, Goodwill and Other Intangible Assets, impairment analysis in our Background Screening and Other segments of approximately $13.7 million and $12.6 million, respectively. We also impaired intangible assets in our Other segment of approximately $2.6 million per the provisions of SFAS No. 144.

(7)	Includes the loss of approximately 800 thousand subscribers from our wholesale relationship with Discover.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.

Consumer Products and Services

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary, Intersections Insurance Services, we offer a portfolio of services to include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also offer our services directly to consumers.

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

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We anticipate this trend of our company-funded marketing programs continuing, and possibly increasing, into 2009, particularly as our financial institution clients continue to request that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers. We expect this trend to continue for the foreseeable future until the financial markets and the general economy start to recover.

In 2008, we expanded our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We expect to continue our own investment in marketing in 2009 with existing and new clients and expand our direct to consumer business.

Our client arrangements are distinguished from one another by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per subscriber basis for the subscriber’s enrollment, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available.

•	Shared marketing arrangements: Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split relative to the investment made by our client and us.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that, after termination of the contract, we may continue to provide our services to existing subscribers, for periods ranging from two years to no specific termination period, under the economic arrangements that existed at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under some contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us.

During the year ended December 31, 2008, we acquired membership agreements from Citibank, which is recorded as a customer related intangible asset in the accompanying consolidated financial statements, for approximately $31.1 million. The intangible asset is amortized, on an accelerated basis, over the expected useful life of the subscribers, which we have determined to be ten years. The acquisition of these contracts increases our revenue and amortization expense over the useful life of the asset.

As shown in the following table, the number of subscribers from our direct and shared marketing arrangements have increased over the past three fiscal years:

	As of December 31,
	2006	2007	2008
	(In thousands)

Indirect marketing arrangements	3,183	3,301	2,114
Direct and shared marketing arrangements	1,443	1,958	2,616

Total subscribers	4,626	5,259	4,730

Through our increased direct marketing efforts over the last few years, subscribers in our Consumer Products and Services segment from direct marketing arrangements has increased from 31.2% in 2006 and 37.2% in 2007 to 55.3% of total subscribers as of December 31, 2008.

The number of cancellations within the first 90 days as a percentage of new subscribers was 24.5% in 2006, 25.2% in 2007 and 25.4% in 2008. The number of cancellations within the first 90 days of subscription, as a percentage of new subscribers was slightly higher during the year ended December 31, 2008 compared to the same period last year. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 27.7% in 2006, 31.6% in 2007 and 43.3% in 2008. This increase in 2008 is primarily due to a loss of approximately 800 thousand subscribers from the termination of the wholesale relationship with Discover. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions, was 36.5% in 2006, 39.7% in 2007, and 49.6% in 2008. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, decreased from 63.5% in 2006 and 60.3% in 2007 to 50.4% in 2008. The retention rate decreased in 2008 primarily from the loss of approximately 800 thousand subscribers from the termination of the wholesale relationship with Discover.

Revenue from subscribers obtained through our largest clients in the years ended December 31, 2006, 2007 and 2008 as a percentage of total revenue, and the principal contract arrangements with those clients, were as follows:

Percentage of Revenue for the
Years Ended December 31,

Client	Relationship	2006	2007	2008

Bank of America (includes MBNA)	Shared/Direct Marketing	13%	33%	48%
Capital One (direct and through Equifax agreement)	Indirect Marketing	13%	10%	7%
Discover	Indirect Marketing	11%	10%	6%
Citibank	Direct Marketing	6%	5%	4%
Citibank	Indirect Marketing	8%	6%	4%
Discover	Direct Marketing	5%	3%	2%
American Express	Shared Marketing	7%	—	—

We have a master services agreement with Equifax, which terminates in November 2010, under which we provide various services to Equifax in Canada. Even if the master agreement is not terminated, however, either party may terminate the receipt of particular services from the other party on 60 days’ prior notice. With the exception of services to Capital One customers acquired prior to January 1, 2005, and services related to Equifax products in Canada, we are not providing any services under that agreement. Prior to January 1, 2005, we provided our identity theft protection and credit management services under the master agreement with Equifax to customers of Capital One Bank, or Capital One, which marketed those services to consumers under an agreement between Capital One and Equifax. On September 1, 2004, we entered into a marketing and services agreement with Capital One under which, effective January 1, 2005, our services are marketed by Capital One to its customers. The services marketed to Capital One customers under this agreement are substantially all of the services previously marketed through the master agreement between us and Equifax, in addition to other services. Through our agreement with Equifax, however, we continue to provide our services to the customers of Capital One who enrolled for the services prior to January 1, 2005.

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. A bench trial was held in the matter on February 10 and 11, 2009, and we are awaiting a decision from the Court.

We are re-negotiating pricing or expect to re-negotiate pricing with some of our top 5 revenue producing clients in 2009. Although some of these efforts may result in lower prices for some products, we expect that increasing volumes and changing of the sales mix to higher priced products will provide continued growth with these clients. Further, some of our top 5 clients may look to us to increase our investments in subscriber acquisition, either through pre-paid commissions or access to new marketing opportunities. Such opportunities enable us to grow our business and provide access to new avenues of subscriber growth possibly not available to us before.

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

Our clients include leading US, UK and global companies in such areas as manufacturing, staffing and recruiting agencies, financial services, retail and transportation. Our clients are primarily located in the US and the UK. Several of our clients have operations in other countries, and use our services in connection with those operations. We have other clients in various countries, and expect the number of these clients to increase as we develop our global background screening business. Because we currently service the majority of our clients through our operations in the US and the UK, we consider those two locations to be the sources of our business for purposes of allocating revenue on a geographic basis. We have several clients that contribute greater than 10% of this segment’s revenue. The loss of one of these clients could have a material adverse impact on this segment’s financial results. Revenue through our largest client in 2007 and 2008 was 16% and 24% of the segment’s revenue. None of these clients constitutes 10% or more of our consolidated revenue.

During the fourth quarter ended 2008, a significant client of SI’s UK subsidiary, Control Risks Screening, terminated its relationship for background screening services. In the year ended December 31, 2008, this client accounted for approximately 12% of the subsidiary’s revenue, but less than 10% of our consolidated revenue.

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

Other

Our Other segment includes our wholly-owned subsidiary Captira Analytical, LLC (“Captira”), which provides software and automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or transaction related charges for various optional services. As Captira’s business model is relatively new, pricing and service configurations are subject to change at any time.

Through our wholly owned subsidiary, Net Enforcers, Inc (“Net Enforcers”), we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring and other services. Net Enforcers’ services include the use of sophisticated technology to search the internet for potential property right infringements, value added analysis and recommendation from our trained staff of analysts, and manual or automated enforcement activities as directed by our clients. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring and analysis services, as well as per transaction charges for enforcement related services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month.

The pro forma impact of Captira or Net Enforcers, prior to their acquisitions, on our historical operating results is not material.

We also offer victim assistance services as part of our agreement with the Identity Theft Assistance Corporation (“ITAC”) to help victims of identity theft that are referred to ITAC by their financial institutions. We assist these customers in identifying instances of identity theft that appear on their credit report, notifying the affected institutions, and sharing the data with law enforcement. These victim assistance services are provided free to the customers and we are paid fees by the ITAC Members for the services we provide to their customers. In addition, we offer data security breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals. We are paid fees by the clients for the services we provide their customers.

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

Investments

Our short-term investments consist of short-term U.S. Treasury securities with original maturities greater than 90 days but no greater than one year. These investments are categorized as held to maturity, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at amortized cost because we have both the intent and the ability to hold these investments until they mature. Discounts are accreted into earnings over the life of the investment. Interest income is recognized when earned. There are no restrictions on the withdrawal of these investments.

Our long-term investments consist of investments in equity shares of privately held companies and are evaluated in accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). During the year ended December 31, 2008, we paid approximately $3.3 million in cash for a preferred stock investment in GuardID Systems, Inc. (“GuardID”), a privately held company in California. In addition, we received stock purchase warrants to purchase 1.4 million shares of GuardID’s preferred stock at $1.05 per share. The warrants are contingently excercisable subject to GuardID meeting certain revenue thresholds. GuardID provides smart card-based hardware solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. As a result of the equity investment, we own less than 20% of GuardID. The investment is accounted for at cost on the consolidated balance sheet. See Note 8, Long-Term Investments.

We evaluate impairment of investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, we consider both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as our intent and ability to hold investments that may have become temporarily or otherwise impaired. We did not have any impairment of our investments in the year ended December 31, 2008.

Foreign Currency Translation

We account for foreign currency translation and transaction gains and losses in accordance with SFAS No. 52, Foreign Currency Translation. We translate the assets and liabilities of our foreign subsidiary at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net income.

Our financial results for the years ended December 31, 2008 and 2007 include a net impact of $1.8 million related to foreign currency transaction losses and $1.1 million related to a foreign currency transaction gain, respectively.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires us to recognize all derivative instruments on the balance sheet at fair value, and contains accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. In the year ended December 31, 2008, we entered into certain interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders’ equity section in the accompanying consolidated balance sheet. The ineffective portion of the interest rate swaps, if any, is recorded in interest expense in the accompanying consolidated statements of operations.

We have interest rate swaps on our outstanding term loan and a portion of our outstanding revolving line of credit, which have initial notional amounts of $28.0 million and $15.0 million, respectively (See Note 15 to our consolidated financial statements). The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (2.4% at December 31, 2008) to a fixed rate of 3.20% per annum through December 2011 and on our revolving line of credit (2.4% at December 31, 2008) to a fixed rate of 3.44% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortizes to $10.0 million in 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the year ended December 31, 2008, there was no material ineffective portion of the hedge and therefore, no impact to the consolidated statements of operations.

Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, as amended, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently analyzing the impact, if any, of adopting SFAS No. 157 for non-financial assets and liabilities.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of an Asset When the Market For that Asset is not Active, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including marketable securities and our interest rate swaps. See Note 4 to the consolidated financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenue is recognized during this refund or trial period.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2007 and 2008, totaled $1.3 million and $1.6 million, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

Other Monthly Subscription Products

We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue on services provided from identity theft referrals from major banking institutions and breach response services previously allocated to the Consumer Products and Services segment. We also recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis and online brand protection and brand monitoring, offered by Net Enforcers, on a monthly basis.

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

Commission Costs

In accordance with SAB No. 101, as amended by SAB No. 104, commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of their subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions is shown in prepaid expenses and other current assets on our consolidated balance sheet. The long-term portion of the prepaid commissions is shown in other assets on our consolidated balance sheet. Amortization is included in commissions expense in our consolidated statements of operations.

Deferred subscription solicitation costs included in the accompanying consolidated balance sheet as of December 31, 2008 and December 31, 2007, were $36.4 million and $23.5 million, which includes $7.4 million and $1.6 million reported in other assets, respectively. The short-term portion of the prepaid commissions are approximately $8.2 million and $1.5 million as of December 31, 2008 and 2007, respectively, and is included in deferred subscription solicitation costs in our consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2006, 2007 and 2008 were $21.2 million, $35.0 million and $54.2 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the years ended December 31, 2006, 2007 and 2008 were $6.0 million, $2.5 million and $5.5 million, respectively.

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

In accordance with SOP 98-1, the Company regularly reviews its capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not have any impairments in the years ended December 31, 2006, 2007 or 2008.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process prescribed in SFAS No. 142, Goodwill and Other Intangible Assets. We test goodwill annually as of October 31 or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. We have three reporting units: Consumer Products and Services, Background Screening and Other, which is consistent with our operating segments. Goodwill resides in all three of our reporting units.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income (discounted cash flow) valuation model and market based approach, which measures the value of an entity through an analysis of recent sales or offerings of comparable companies. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.

The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and our cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. Consideration is given to the line of business and operating performance of the entities being valued relative to those of actual transactions, potentially subject to corresponding economic, environmental, and political factors considered to be reasonable investment alternatives.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying value to measure the amount of impairment charge, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of that reporting unit was the purchase price paid. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

We determined, in the first step of our goodwill impairment analysis performed as of October 31, 2008, that goodwill in the Background Screening and Other reporting units was impaired. Additionally, due to the deterioration in the general economic environment and our market capitalization subsequent to the performance of our initial impairment test, we concluded a triggering event had occurred indicating potential additional impairment as of December 31, 2008. As of December 31, 2008, we considered these current and expected future market conditions and estimated that the remaining goodwill in our Other reporting unit was impaired.

In the second step of the goodwill impairment analysis, we are required to hypothetically apply purchase accounting to the reporting units using the fair values from the first step. Due to the timing and complexity of step two, we have yet to complete this step. However, based upon our calculations, we recorded a preliminary estimate of $13.7 million and $12.6 million for the impairment charge in our statements of operations for the year ended December 31, 2008 for our Background Screening and Other segment, respectively. We are continuing to finalize the evaluation of the impairment of our goodwill, and the amount of the actual impairment charge may vary from this initial estimate. We expect to complete the full evaluation of the impairment analysis during the quarter ending March 31, 2009. The impairment will not result in any current or future cash expenditures.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We review long-lived assets, including finite-lived intangible assets, property and equipment and other long term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long lived Assets. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

Intangible assets subject to amortization include trademarks and customer, marketing and technology related assets and well as non-compete agreements. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

As a result of the termination of a key employee under a non-compete agreement, the discontinued use of certain technology and the decrease in demand for our products at our subsidiary, Net Enforcers, we reviewed our finite-lived intangible assets for impairment in accordance with SFAS No. 144 using the income and relief from royalty methods. Based on this analysis, the carrying values of these assets exceeded the estimated fair values. Therefore, we recorded an impairment charge of $2.6 million for the customer, marketing and technology related finite-lived intangible assets in the Other segment for the year ended December 31, 2008.

In addition, under a contract with a third party data provider, we paid minimum payments to the provider for the usage of data and certain exclusivity rights. The data purchased under this agreement was non-credit data intended for use primarily in our fraud protection products. These payments were being capitalized in other assets on our consolidated balance sheet and were being amortized based upon the actual usage of the data. Due to declining market conditions, including the impact on our financial institution clients and their pace in adoption of new product capabilities such as non-credit data, in December 2008, we terminated the original contract with this data provider and entered into a new contract. The new contract allows us enhanced data and services and improved licensing terms. The minimum payments by us under the new agreement will be lower than under the old agreement by $3.0 million in 2009 and $1.5 million in 2010, but the total payments will remain the same. We believe that the revised payment terms align more closely with the expected pace of adoption of new product capabilities. Minimum payments due under the new arrangement will be expensed as incurred under operating expenses on our consolidated statements of operations. We performed a FAS 144 analysis to determine if the remaining asset recorded under the original contract was impaired. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the unamortized payments. This impairment charge will not result in any current or future cash expenditures.

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

Net loss for the year ended December 31, 2008, included an income tax benefit of approximately $2.9 million. The income tax benefit includes a non-cash increase of the valuation allowance on cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. These deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. SFAS No. 109 requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Due to over two years of cumulative losses and forecasted losses in the near term for our Background Screening segment, a valuation allowance of $2.2 million was recorded in the fourth quarter of the year ended December 31, 2008.

We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We adopted the provisions of FIN No. 48 on January 1, 2007. Refer to Note 13 to our consolidated financial statements for further discussion of income taxes and the impact of adopting FIN No. 48.

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, defines how operating segments are determined and requires disclosure about products, services, major customers and geographic areas. We have three reportable segments.

During the year ended December 31, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services previously accounted for in the Consumer Products and Services segment. The modification to the business segments were determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141 on accounting for business combinations, specifically the cost-allocation process. SFAS No. 141R requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. In addition, an acquirer is required to recognize assets or liabilities arising from contractual contingencies as of the acquisition date, at their acquisition date fair values. Acquisition related costs that were previously allocated to the assets acquired and liabilities assumed under SFAS No. 141 should be recognized separately from the acquisition under SFAS No. 141R. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of SFAS No. 141R as of January 1, 2009 and do not expect a material impact to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, as well as expanded disclosure requirements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of SFAS No. 160 as of January 1, 2009 and believe that the impact to our consolidated financial statements will be to move our noncontrolling interest in our subsidiary, Screening International, into our stockholders’ equity section.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of SFAS No. 161 as of January 1, 2009 and do not expect a material impact to our consolidated financial statements. We will update our disclosures appropriately in the interim periods of 2009.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of FSP No. 142-3 as of January 1, 2009 and do not expect a material impact to our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We will adopt the provisions of SFAS No. 162 as of January 1, 2009 and do not expect a material impact to our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP EITF is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We will adopt the provisions of FSP EITF No. 03-6-1 as of January 1, 2009 and do not expect a material impact to our consolidated financial statements.

Trends Related to the Current Economic Environment

We anticipate the weakening economy to have the following three principal effects on our business: We expect new card issuances at our financial institution clients to slow, which in turn translates into a softening of revenue for our Consumer Products and Services segment. We also expect charge or credit card delinquencies and card cancellations to increase, which might result in the increased cancellation of certain of our services. Our relationships with some financial institution clients may change to more direct marketing arrangements as they look more for outside sources to fund partner programs and invest in marketing, which can present both opportunities and challenges to us. This may require additional cash, which may not be available to us. The consolidation of the major financial institutions and turbulence with the financial services market will also have an impact. We also expect a global slowdown in hiring to reduce the volume of purchases of background screening reports, which will reduce revenue in our Background Screening segment. Reductions in external spending by financial institutions and corporations may reduce case volumes and increase cancellation rates in our Other segment.

Results of Operations

The following table sets forth, for the periods indicated, certain items on our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2006	2007	2008

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	12.5	13.3	14.5
Commission	12.8	19.3	23.8
Cost of revenue	37.4	37.5	31.6
General and administrative	24.9	21.9	18.7
Goodwill, intangible and long-lived asset impairment charges	—	—	12.4
Depreciation	4.3	3.4	2.6
Amortization	0.7	1.2	3.0

Total operating expenses	92.6	96.6	106.6

Operating income (loss)	7.4	3.4	(6.6)
Interest income (expense)	0.4	(0.2)	(0.7)
Other income (expense)	0.1	0.4	(0.5)

Income (loss) before taxes and minority interest	7.9	3.6	(7.8)
Income tax expense (benefit)	(3.2)	(1.6)	0.8
Minority interest in net loss of subsidiary	—	0.5	2.5

Net income (loss)	4.7%	2.5%	(4.5)%

We operate in three primary business segments: Consumer Products and Services, Background Screening, and Other. In the year ended December 31, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains breach response and identify theft referral services previously accounted for in the Consumer Products and Services segment. The change in business segments was determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.

Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes breach response and identity theft referral services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.

We have developed methodologies to fully allocate indirect costs associated with these revenues to the Other segment. These costs include expenses associated with fulfillment, credit bureau costs, indirect selling and general and administrative expenses. The allocation methodologies are based on historical cost percentages of these services from our continuing operations.

As a result, we have modified the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. We have recasted the results of our business segment data for the year ended December 31, 2006 and 2007 into the new business segments for comparability with current presentation.

Years Ended December 31, 2007 and 2008 (in thousands):

The consolidated results of operations are as follows:

	Consumer
	Products and	Background
	Services	Screening	Other	Consolidated

Year Ended December 31, 2007
Revenue	$235,908	$29,508	$6,307	$271,723
Operating expenses:
Marketing	36,285	—	—	36,285
Commission	52,110	—	514	52,624
Cost of revenue	81,588	17,738	2,489	101,815
General and administrative	43,446	14,542	1,398	59,386
Depreciation	8,144	900	37	9,081
Amortization	2,600	505	241	3,346

Total operating expenses	224,173	33,685	4,679	262,537

Income (loss) from operations	$11,735	$(4,177)	$1,628	$9,186

Year Ended December 31, 2008
Revenue	$326,708	$27,843	$7,056	$361,607
Operating expenses:
Marketing	52,439	—	—	52,439
Commission	85,527	—	481	86,008
Cost of revenue	94,762	16,644	2,932	114,338
General and administrative	48,292	14,656	4,853	67,801
Goodwill, intangible and long-lived asset impairment charges	15,771	13,715	15,216	44,702
Depreciation	8,411	946	15	9,372
Amortization	9,221	505	1,063	10,789

Total operating expenses	314,423	46,466	24,560	385,449

Income (loss) from operations	$12,285	$(18,623)	$(17,504)	$(23,842)

Consumer Products and Services Segment

Our Consumer Products and Services Segment includes our consumer protection and other consumer products, it includes identity theft management tools, membership products offers and other subscription based services such as life and accidental death insurance.

	Years Ended December 31,
	2007	2008	Difference	%

Revenue	$235,908	$326,708	$90,800	38.5%
Operating expenses:
Marketing	36,285	52,439	16,154	44.5%
Commissions	52,110	85,527	33,417	64.1%
Cost of revenue	81,588	94,762	13,174	16.1%
General and administrative	43,446	48,292	4,846	11.2%
Goodwill, intangible and long-lived asset impairment charges	—	15,771	15,771	100.0%
Depreciation	8,144	8,411	267	3.3%
Amortization	2,600	9,221	6,621	254.7%

Total operating expenses	224,173	314,423	90,250	40.3%

Income from operations	$11,735	$12,285	$550	4.7%

Revenue.  The increase is primarily the result of existing client revenue and increased revenue from direct to consumer. This is partially offset by the loss of approximately 800 thousand subscribers from our wholesale relationship with Discover. We do not expect this to have an impact to our subscriber base in the year ending December 31, 2009. In order to maintain and continue to grow our revenue, we will have to offset this loss of revenue from existing and new client relationships and other products and services. Growth in our subscriber base has been accomplished primarily from the purchase of Citibank’s membership agreements in January 2008 and additional subscribers obtained by us through our continued direct marketing efforts, including continued growth from our largest client relationship. Percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 78.9% for the year ended December 31, 2008 from 68.2% in the year ended December 31, 2007.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Years Ended
	December 31,
	2007	2008

Percentage of subscribers from direct marketing arrangements to total subscribers	37.2%	55.3%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	44.7%	44.6%
Percentage of revenue from direct marketing arrangements to total subscription revenue	68.2%	78.9%

Marketing Expenses.  Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expense increased 44.5% to $52.4 million for the year ended December 31, 2008 from $36.3 million for the year ended December 31, 2007. The increase in marketing is primarily a result of an increased investment in marketing for direct marketing arrangements. Amortization of deferred subscription solicitation costs related to marketing for the years ended December 31, 2008 and 2007 were $46.9 million and $33.8 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the years ended December 31, 2008 and 2007 were $5.5 million and $2.5 million, respectively. This includes approximately $2.8 million of advertising that occurred in the year ended December 31, 2008 related to direct to consumer media campaigns.

As a percentage of revenue, marketing expenses increased to 16.1% for the year ended December 31, 2008 from 15.4% for the year ended December 31, 2007 primarily as a result of an increased investment in marketing for direct marketing arrangements. We expect marketing expenses to increase as we continue our focus on direct marketing arrangements with existing and new clients and expand our direct to consumer business in 2009.

Commission Expenses.  Commission expenses consist of commissions paid to clients. Commission expenses increased 64.1% to $85.5 million for the year ended December 31, 2008 from $52.1 million for the year ended December 31, 2007. The increase is related to an increase in sales and subscribers from our direct marketing arrangements.

As a percentage of revenue, commission expense increased to 26.2% for year ended December 31, 2008 from 22.1% for year ended December 31, 2007 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients. We expect commissions expenses, as a percentage of revenue, to continue to increase as we continue to increase our direct marketing arrangements.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 16.1% to $94.8 million for the year ended December 31, 2008 from $81.6 million for the year ended December 31, 2007. The increase in cost of revenue is primarily the result of $6.5 million in increased data costs, higher cost of revenue for ongoing fulfillment and customer service costs to support the current subscriber base.

As a percentage of revenue, cost of revenue was 29.0% for the year ended December 31, 2008 compared to 34.6% for the year ended December 31, 2007, as the result of an increase in the ratio of direct revenue.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 11.2% to $48.3 million for the year ended December 31, 2008 from $43.4 million for the year ended December 31, 2007. The increase in general and administrative expenses related to increased payroll, which includes increased share based compensation expense of $1.4 million for additional grants in 2008 and professional services to support the growth in our business.

Total share based compensation expense for the years ended December 31, 2008 and 2007 was $4.1 million and $2.7 million, respectively.

As a percentage of revenue, general and administrative expenses decreased to 14.8% for the year ended December 31, 2008 from 18.4% for the year ended December 31, 2007.

Goodwill, intangible and long-lived asset impairment charge.  Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized under SFAS No. 142 and 144 for goodwill, intangible and other long-lived assets. In the year ended December 31, 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the write-off of unamortized prepayments in connection with a data usage contract. See Notes 2 and 9 to our consolidated financial statements.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 4.8% for the year ended December 31, 2008. There were no impairment charges recognized in the year ended December 31, 2007.

Depreciation.  Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the year ended December 31, 2008 compared to the year ended December 31, 2007.

As a percentage of revenue, depreciation expenses increased to 2.6% for the year ended December 31, 2008 from 3.5% for the year ended December 31, 2007.

Amortization.  Amortization expenses consist primarily of the amortization of our intangible assets. Amortization increased $6.6 million to $9.2 million for the year ended December 31, 2008 from $2.6 million for the year ended December 31, 2007. The increase in amortization is primarily attributable to the increase in intangible assets as the result the membership agreements purchased from Citibank in January 2008.

As a percentage of revenue, amortization expenses increased to 2.8% for the year ended December 31, 2008 from 1.1% for the year ended December 31, 2007.

Background Screening Segment

Our Background Screening segment includes the personnel and vendor background screening services provided by SI.

	Years Ended December 31,
	2007	2008	Difference	%

Revenue	$29,508	$27,843	$(1,665)	(5.6)%
Operating expenses:
Cost of revenue	17,738	16,644	(1,094)	(6.2)%
General and administrative	14,542	14,656	114	0.8%
Goodwill, intangible and long-lived asset impairment charges	—	13,715	13,715	100.0%
Depreciation	900	946	46	5.1%
Amortization	505	505	—	—

Total operating expenses	33,685	46,466	(12,781)	(37.9)%

Loss from operations	$(4,177)	$(18,623)	$(14,446)	345.8%

Revenue.  Revenue decreased 5.6% to $27.8 million for the year ended December 31, 2008 from $29.5 million for the year ended December 31, 2007. The revenue decrease is primarily attributable to a reduction in domestic revenue of $1.5 million and UK revenue of $156 thousand. The reduction in domestic revenue is due to a decrease in volume. The general economic slowdown has reduced overall hirings by our clients and, accordingly, the demand for our services. Therefore, our revenue is growing at a slower rate than we anticipated at the start of the year. This is particularly true in the UK where a significant portion of our clients are in the financial services industry. We anticipate this trend continuing into 2009 and possibly beyond until the economy starts to recover

Cost of Revenue.  Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue decreased 6.2% to $16.6 million for the year ended December 31, 2008 from $17.7 million for the year ended December 31, 2007. Cost of revenue decreased due to reductions in labor costs in the UK of $371 thousand, partially offset by increases in domestic labor costs of $231 thousand. There were additional reductions in costs due to overall volume, and in other direct costs of $993 thousand, including consultant, access, and database fees.

As a percentage of revenue, cost of revenue was 59.8% for the year ended December 31, 2008 compared to 60.1% for the year ended December 31, 2007.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. General and administrative expenses remained relatively flat at $14.7 million for the year ended December 31, 2008 to $14.5 million for the year ended December 31, 2007. The slight increase in general and administrative expenses is primarily attributable to an overall increase in salaries and benefits of $316 thousand, $283 thousand increase in expenses other than salaries to initiate the Singapore operations center and a one-time severance cost of $250 thousand. This was partially offset by a reduction in general global expenses of $735 thousand.

As a percentage of revenue, general and administrative expenses increased to 52.6% for the year ended December 31, 2008 from 49.3% for the year ended December 31, 2007.

Goodwill, intangible and long-lived asset impairment charge.  Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized under SFAS No. 142 and 144 for goodwill, intangible and other long-lived assets. In the year ended December 31, 2008, we recognized a non-cash impairment of approximately $13.7 million related to goodwill. This estimate is only preliminary. We are continuing to finalize the evaluation of the impairment of our goodwill, and the amount of the actual impairment charge may vary from this initial estimate. We expect to complete the full evaluation of the impairment analysis during the quarter ending March 31, 2009. See Notes 2 and 9 to our consolidated financial statements.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 49.3% for the year ended December 31, 2008. There were no impairment charges recognized in the year ended December 31, 2007.

Depreciation.  Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased 5.1% to $946 thousand for the year ended December 31, 2008 from $900 thousand for the year ended December 31, 2007. Depreciation expense has increased due to increasing capital expenditures related to the global operations.

As a percentage of revenue, depreciation expenses increased to 3.4% for the year ended December 31, 2008 from 3.0% for the year ended December 31, 2007.

Other Segment

Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.

	Years Ended December 31,
	2007	2008	Difference	%

Revenue	$6,307	$7,056	$749	11.9%
Operating expenses:
Commissions	514	481	(33)	(6.4)%
Cost of revenue	2,489	2,932	443	17.8%
General and administrative	1,398	4,853	3,455	247.1%
Goodwill, intangible and long-lived asset impairment charges	—	15,216	15,216	100.0%
Depreciation	37	15	(22)	(59.5)%
Amortization	241	1,063	822	341.1%

Total operating expenses	4,679	24,560	19,881	424.9%

Income (loss) from operations	$1,628	$(17,504)	$(19,132)	1,175.2%

Revenue.  The increase is primarily attributable to the full year impact in 2008 of additional business operations acquired in the third and fourth quarter of 2007 partially offset by a one-time breach response sale that was recognized in the year ended December 31, 2007. The general economic slowdown has negatively impacted sales at Net Enforcers for the year ended December 31, 2008. Although we anticipate this trend continuing into 2009 and possibly beyond, we are attempting to make corresponding reductions in our costs.

Commissions Expense.  Commissions expenses consist of commissions paid to clients. The slight decrease in commissions is related to a decrease in revenue from our identity theft referral and breach response services.

As a percentage of revenue, commissions expense was 6.8% for the year ended December 31, 2008 compared to 8.2% for the year ended December 31, 2007.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. Cost of revenue primarily increased due to the additional business operations acquired in 2007.

As a percentage of revenue, cost of revenue was 41.6% for the year ended December 31, 2008 compared to 39.5% for the year ended December 31, 2007.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions.

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

In addition, the acquisition of Net Enforcers’ business operations in December 2007 contributed to the increase in general and administrative expenses for the year ended December 31, 2008.

As a percentage of revenue, general and administrative expenses increased to 68.8% for the year ended December 31, 2008 from 22.2% for the year ended December 31, 2007.

Goodwill, intangible and long-lived asset impairment charge.  Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized under SFAS No. 142 and 144 for goodwill, intangible and other long-lived assets. In the year ended December 31, 2008, we recognized a non-cash impairment charge of approximately $15.2 million related to goodwill and intangible assets. This estimate is only preliminary. We are continuing to finalize the evaluation of the impairment of our goodwill, and the amount of the actual impairment charge may vary from this initial estimate. We expect to complete the full evaluation of the impairment analysis during the quarter ending March 31, 2009. See Notes 2 and 9 to our consolidated financial statements.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 215.6% for the year ended December 31, 2008. There were no impairment charges recognized in the year ended December 31, 2007.

Depreciation.  Depreciation expenses consist primarily of depreciation charges related to our fixed assets.

Amortization.  Amortization expenses consist primarily of the amortization of our intangible assets. This increase is primarily attributable to the increase in intangible assets as the result of acquisitions of Captira and Net Enforcers in the year ended December 31, 2007. Due to the aforementioned impairments in the intangible assets, we expect a reduced amortization expense in 2009 for this segment.

As a percentage of revenue, amortization expenses increased to 15.1% for the year ended December 31, 2008 from 3.8% for the year ended December 31, 2007.

Interest Income

Interest income decreased 68.3% to $254 thousand for the year ended December 31, 2008 from $799 thousand for the year ended December 31, 2007. This is primarily attributable to the reduction in short term investments in the latter portion of 2007 and early 2008 to fund business operations, including an increased investment in marketing, as well as a decline in the interest rate on our investments.

Interest Expense

Interest expense increased 89.8% to $2.6 million for the year ended December 31, 2008 from $1.4 million for the year ended December 31, 2007. This is primarily attributable to increased interest expense on a greater amount of outstanding long-term debt.

In February 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.

Other Income (Expense)

Other income (expense) decreased to an expense of $1.7 million for the year ended December 31, 2008 from income of $1.1 million for the year ended December 31, 2007. Income in the year ended December 31, 2007 includes a net impact of $1.1 million in settlement payments from ongoing partner relationships in the normal course of business. The expense in the year ended December 31, 2008 is primarily attributable to transaction losses from our foreign transactions in the normal course of business.

Income Taxes

Our consolidated effective tax rate for the year ended December 31, 2008 was 10.4% as compared to 44.5% in the year ended December 31, 2007. Net loss for the year ended December 31, 2008 included an income tax benefit of approximately $2.9 million. The income tax benefit includes a deferred benefit for the impairment of goodwill without tax basis, which effectively decreases our effective tax rate. It also includes a non-cash increase of the valuation allowance on cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. This non-cash valuation allowance increase reduces the effective tax rate benefit for the year ended December 31, 2008. These deferred tax assets are related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. SFAS No. 109 requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Due to over two years of cumulative losses and projected near term losses at our subsidiary Background Screening, a valuation allowance was recorded in the fourth quarter of the year ended December 31, 2008.

Years Ended December 31, 2006 and 2007 (in thousands):

The consolidated results of operations are as follows:

	Consumer
	Products and	Background
	Services	Screening	Other	Consolidated

Year Ended December 31, 2006
Revenue	$169,622	$24,109	$7,320	$201,051
Operating expenses:
Marketing	25,173	—	—	25,173
Commission	25,553	—	233	25,786
Cost of revenue	59,968	12,644	2,576	75,188
General and administrative	40,417	9,013	548	49,978
Depreciation	8,085	576	—	8,661
Amortization	919	438	—	1,357

Total operating expenses	160,115	22,671	3,357	186,143

Income from operations	$9,507	$1,438	$3,963	$14,908

Year Ended December 31, 2007
Revenue	$235,908	$29,508	$6,307	$271,723
Operating expenses:
Marketing	36,285	—	—	36,285
Commission	52,110	—	514	52,624
Cost of revenue	81,588	17,738	2,489	101,815
General and administrative	43,446	14,542	1,398	59,386
Depreciation	8,144	900	37	9,081
Amortization	2,600	505	241	3,346

Total operating expenses	224,173	33,685	4,679	262,537

Income (loss) from operations	$11,735	$(4,177)	$1,628	$9,186

Consumer Products and Services Segment

	Years Ended December 31,
	2006	2007	Difference	%

Revenue	$169,622	$235,908	$66,286	39.1%
Operating expenses:
Marketing	25,173	36,285	11,112	44.1%
Commissions	25,553	52,110	26,557	103.9%
Cost of revenue	59,968	81,588	21,620	36.1%
General and administrative	40,417	43,446	3,029	7.5%
Depreciation	8,085	8,144	59	0.7%
Amortization	919	2,600	1,681	182.9%

Total operating expenses	160,115	224,173	64,058	40.0%

Income from operations	$9,507	$11,735	$2,228	23.4%

Revenue.  The increase in Consumer Products and Services is primarily the result of an increase in our subscriber base to 5.3 million subscribers for the year ended December 31, 2007 from 4.6 million for the year ended December 31, 2006, an increase of 13.7% as well as an increase in the proportion of revenue from direct marketing arrangements. The growth in our subscriber base has been accomplished primarily through direct marketing efforts from a new client arrangement in 2007 and additional subscribers through continued indirect marketing efforts. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 68.2% for the year ended December 31, 2007 from 59.3% in the year ended December 31, 2006.

The table below shows the percentage of subscribers generated from direct marketing arrangements.

	Years Ended December 31,
	2006	2007

Percentage of subscribers from direct marketing arrangements to total subscribers	31.2%	37.2%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	32.2%	44.7%
Percentage of revenue from direct marketing arrangements to total subscription revenue	59.3%	68.2%

Marketing Expenses.  Marketing expenses increased 44.1% to $36.3 million for the year ended December 31, 2007 from $25.2 million for the year ended December 31, 2006. The increase in marketing is primarily a result of increased investment in direct marketing arrangements, as well as increased marketing costs related to additional insurance and membership costs as a result of the acquisition of Intersections Insurance Services in 2006. Amortization of deferred subscription solicitation costs related to marketing for the years ended December 31, 2007 and 2006 were $33.8 million and $19.2 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the years ended December 31, 2007 and 2006 were $2.5 million and $6.0 million, respectively.

As a percentage of revenue, marketing expenses increased to 15.4% for the year ended December 31, 2007 from 14.8% for the year ended December 31, 2006 primarily as the result of an increased investment in marketing for direct marketing arrangements.

Commission Expenses.  Commission expenses increased $26.6 million to $52.1 million for the year ended December 31, 2007 from $25.6 million for the year ended December 31, 2006. The increase is related to an increase in sales and subscribers from our direct subscription business and a new client arrangement in 2007.

As a percentage of revenue, commission expenses increased to 22.1% for the year ended December 31, 2007 from 15.1% for the year ended December 31, 2006 primarily due to increased proportion of revenue from direct marketing arrangements.

Cost of Revenue.  Cost of revenue increased 36.1% to $81.6 million for the year ended December 31, 2007 from $60.0 million for the year ended December 31, 2006. The increase is primarily the result of $19.5 million in increased data costs, higher cost of revenue for initial fulfillment and customer service costs for new subscribers, which are incurred prior to the commencement of related revenue due to the trial periods, as well as a 13.7% growth in our customer base.

As a percentage of revenue, cost of revenue was 34.6% for the year ended December 31, 2007 compared to 35.4% for the year ended December 31, 2006.

General and Administrative Expenses.  General and administrative expenses increased 7.5% to $43.4 million for the year ended December 31, 2007 from $40.4 million for the year ended December 31, 2006. The increase is primarily attributable to additional payroll and administrative expenses associated with the acquisition of Intersections Insurance Services of approximately $2.3 million as well as a $1.6 million increase in share based payment expenses and a $557 thousand increase in consulting and professional fees. The increase is partially offset by a decline in severance costs.

Total share based compensation expense for the years ended December 31, 2007 and 2006 was $2.7 million and $1.1 million, respectively.

As a percentage of revenue, general and administrative expenses decreased to 18.4% for the year ended December 31, 2007 from 23.8% for the year ended December 31, 2006.

Depreciation.  Depreciation remained relatively flat at approximately $8.1 million for the years ended December 31, 2007 and 2006.

As a percentage of revenue, depreciation expenses decreased to 3.5% for the year ended December 31, 2007 from 4.8% for the year ended December 31, 2006.

Amortization.  Amortization expenses increased $1.7 million to $2.6 million for the year ended December 31, 2007 from $919 thousand for the year ended December 31, 2006. This increase is primarily attributable to the increase in intangible assets as the result of the acquisition of Intersections Insurance Services and the modification to the amortization method for customer related intangible assets in 2007.

As a percentage of revenue, amortization expenses increased to 1.1% for the year ended December 31, 2007 from 0.5% for the year ended December 31, 2006.

Background Screening Segment

	Years Ended December 31,
	2006	2007	Difference	%

Revenue	$24,109	$29,508	$5,399	22.4%
Operating expenses:
Cost of revenue	12,644	17,738	5,094	40.3%
General and administrative	9,013	14,542	5,529	61.3%
Depreciation	576	900	324	56.2%
Amortization	438	505	67	15.3%

Total operating expenses	22,671	33,685	11,014	48.6%

Income (loss) from operations	$1,438	$(4,177)	$(5,615)	(390.5)%

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

General and Administrative Expenses.  General and administrative expenses increased 61.3% to $14.5 million for the year ended December 31, 2007 from $9.0 million for the year ended December 31, 2006. The increase in Background Screening is primarily a result of the acquisition of the UK operations of $3.1 million. There was an overall increase in salaries and benefits of approximately $1.9 million related to our global operations, increased professional fees of $332 thousand for global compliance and $132 thousand increase in expenses other than salaries to initiate the Singapore operations center.

In the first quarter of 2008, we paid approximately $250 thousand of severance related costs.

As a percentage of revenue, general and administrative expenses increased to 49.3% for the year ended December 31, 2007 from 37.4% for the year ended December 31, 2006.

Depreciation.  Depreciation expense increased 56.2% to $900 thousand for the year ended December 31, 2007 from $576 thousand for the year ended December 31, 2006.

As a percentage of revenue, depreciation expenses increased to 3.0% for the year ended December 31, 2007 from 2.4% for the year ended December 31, 2006.

Amortization.  Amortization expense increased 15.3% to $505 thousand for the year ended December 31, 2007 from $438 thousand for the year ended December 31, 2006. The increase is primarily attributable to the increase in intangible asset amortization from the formation of Screening International in May 2006.

As a percentage of revenue, amortization expenses decreased to 1.7% for the year ended December 31, 2007 from 1.8% for the year ended December 31, 2006.

Other Segment

	Years Ended December 31,
	2006	2007	Difference	%

Revenue	$7,320	$6,307	$(1,013)	13.8%
Operating expenses:
Commissions	233	514	281	120.6%
Cost of revenue	2,576	2,489	(87)	(3.4)%
General and administrative	548	1,398	850	155.1%
Depreciation	—	37	37	100.0%
Amortization	—	241	241	100.0%

Total operating expenses	3,357	4,679	1,322	39.4%

Income (loss) from operations	$3,963	$1,628	$(2,335)	(58.9)%

Revenue.  Revenue decreased 13.8% to $6.3 million for the year ended December 31, 2007 from $7.3 million for the year ended December 31, 2006. This reduction is primarily due to a higher volume of breach response sales in the year ended December 31, 2006 partially compared to the year ended December 31, 2007.

Commission.  Commissions expense increased 120.6% to $514 thousand for the year ended December 31, 2007 from $233 thousand for the year ended December 31, 2006. The increase is primarily related to fixed commissions due on the non-breach response sales.

As a percentage of revenue, commissions expenses increased 8.1% for the year ended December 31, 2007 compared to 3.2% for the year ended December 31, 2006.

Cost of Revenue.  Cost of revenue slightly decreased 3.4% to $2.5 million for the year ended December 31, 2007 from $2.6 million for the year ended December 31, 2006.

As a percentage of revenue, cost of revenue was 39.4% for the year ended December 31, 2007 compared to 35.2% for the year ended December 31, 2006.

General and Administrative Expenses.  General and administrative expenses increased to $1.4 million for the year ended December 31, 2007 from $548 thousand for the year ended December 31, 2006.

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

On November 30, 2007, we completed the acquisition of Net Enforcers, Inc., a Florida S corporation, which is a leading provider of corporate identity theft protection services. The preliminary purchase price paid in connection with the acquisition of Net Enforcers was approximately $15.2 million in cash. Additional cash earnout payments of up to $3.5 million may also be payable by us based on specific financial statement metrics and net revenue targets during the first five years following the acquisition.

Net Enforcers’ results became a part of our consolidated financial results as of December 31, 2007. Net Enforcers did not contribute materially to our consolidated revenue, cost of revenue, general and administrative expense or depreciation and amortization for 2007.

As a percentage of revenue, general and administrative expenses increased to 22.2% for the year ended December 31, 2007 from 7.5% for the year ended December 31, 2006.

Depreciation.  Depreciation expense increased due to the acquisition of additional business operations in 2007.

Amortization.  Amortization expense increased due to the increase in intangible asset amortization from the acquisitions of Captira and Net Enforcers in 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $10.8 million as of December 31, 2008 compared to $19.8 million as of December 31, 2007. Cash includes $645 thousand within our 55% owned subsidiary Screening International, and is not directly accessible by us. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

During the year ended December 31, 2008, we purchased short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments on our consolidated financial statements.

Our accounts receivable balance as of December 31, 2008 was $29.4 million, including approximately $2.3 million related to Screening International, compared to $25.5 million, including approximately $3.7 million related to our Background Screening segment, as of December 31, 2007. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening and other clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and corporate brand protection clients. Given the events in the financial markets, we are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities on our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $33.7 million as of December 31, 2008 compared to $30.4 million as of December 31, 2007. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to meet our funding needs and are not anticipating utilization of the capital markets or increasing our available borrowings over the next 12 months.

	Years Ended December 31,
	2007	2008	Difference
	(In thousands)

Net cash provided by operating activities	$4,589	$20,761	$16,172
Net cash used in investing activities	(11,481)	(47,180)	(35,699)
Net cash provided by financing activities	11,098	17,464	6,366
Effect of exchange rate changes on cash and cash equivalents	(6)	(63)	(57)

Net increase (decrease) in cash and cash equivalents	4,200	(9,018)	(13,218)
Cash and cash equivalents, beginning of year	15,580	19,780	4,200

Cash and cash equivalents, end of year	$19,780	$10,762	$(9,018)

Net cash provided by operations was $20.8 million for the year ended December 31, 2008 compared to net cash provided by operations of $4.6 million for the year ended December 31, 2007. The $16.2 million increase in net cash provided by operations was primarily the result of an increase in earnings, adjusted for non-cash items including amortization of intangible assets and $44.7 million of impairment charges. Over the past year, as certain of our financial institution clients have requested that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers, we have needed to use an increasing portion of our cash flow generated from operations to finance our business. We anticipate this trend to continue with our financial institutions clients in 2009, and if we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.

Net cash used in investing activities was $47.2 million for the year ended December 31, 2008 compared to net cash used in investing activities of $11.5 million during the year ended December 31, 2007. Cash used in investing activities for the year ended December 31, 2008 was primarily attributable to the purchase of the Citibank membership agreements in January 2008 for $31.1 million, a $5.0 million purchase of short-term investments in September 2008 and a $3.3 million long-term minority investment in Guard ID Systems.

Net cash provided by financing activities was $17.5 million for the year ended December 31, 2008 compared to net cash provided by financing activities of $11.1 million for the year ended December 31, 2007. Cash provided by financing activities for year ended December 31, 2008 was primarily attributable to debt proceeds of $35.6 million, which was principally used to purchase the membership agreements, partially offset by the repayment of $16.7 million on our outstanding debt.

In the year ended December 31, 2007, we and Control Risks Group made capital contributions to Screening International of $2.0 million as part of our ongoing ownership commitment. We did not make any capital contributions in 2008. In January and February of 2009, we loaned Screening International $1.0 million, at market terms, to fund business operations.

On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. As of December 31, 2008, the outstanding interest rate was 2.4% and principal balance under the Credit Agreement was $44.6 million.

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

In November 2007, we amended the Credit Agreement’s financial covenants to remove the requirement that we maintain compliance with a minimum consolidated tangible net worth covenant.

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

The interest rate swaps on our outstanding term loan and a portion of our outstanding revolving line of credit have initial notional amounts of $28.0 million and $15.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (2.4% at December 31, 2008) to a fixed rate of 3.20% per annum through December 2011 and on our revolving line of credit (2.4% at December 31, 2008) to a fixed rate of 3.44% per annum through December 2011.

The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortizes to $10.0 million in 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the year ended December 31, 2008, there was no material ineffective portion of the hedge and therefore, no impact to the consolidated statements of operations.

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

For the year ended December 30, 2007, the aggregate cost of shares of common stock repurchased, including commissions, was approximately $916 thousand, respectively, leaving an authorized amount for repurchases of

$10.5 million. For the year ended December 31, 2007, we repurchased approximately 102 thousand shares of common stock under our repurchase program. The average price per share, excluding commissions, was $9.06. See Item 5 of Part II of this filing for further information on this repurchase program. We did not repurchase any common stock in the year ended December 31, 2008.

The following table sets forth information regarding our contractual obligations at December 31, 2008 (in thousands):

	Year Ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter

Contractual Obligations at December 31, 2008
Capital leases(1)	$1,604	$704	$488	$309	$103	$—	$—
Operating leases	17,385	2,017	1,817	1,880	1,940	2,380	7,351
Long term debt(2)	44,597	7,014	7,000	30,583	—	—	—
Software license & other arrangements(3)	9,648	4,823	4,825	—	—	—	—

	$73,234	$14,558	$14,130	$32,772	$2,043	$2,380	$7,351

(1)	Includes interest expenses

(2)	Effective as of January 31, 2008, we amended our Credit Agreement in order to increase the term loan facility to $28 million. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. The amendment also amends certain financial covenants which we are required to maintain compliance with under the Credit Agreement, including consolidated leverage ratio covenants, and provides new mandatory term loan prepayments based on excess cash flow and the sale or issuance of equity interests, provides a new amortization schedule for the term loan and revises the acquisition covenant to reduce permitted costs of acquisitions. This does not include interest expense. In addition, we have a $900 thousand on demand note to CRG for capital contributions in 2007 that is currently classified as a current liability on our consolidated balance sheet.

(3)	Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay based on usage of the data or analytics, and make certain minimum payments in exchange for defined limited exclusivity rights. We entered into a new agreement with a non-credit data provider, effective December 31, 2008, under which we will receive enhanced data and services and improved licensing terms. In addition, minimum noncanceable payments by us to this provider under the new agreement will be lower than under the old agreement by $3.0 million and $1.5 million in 2009 and 2010, respectively. In addition, we are obligated to pay approximately $648 thousand to a related party under contracts through December 31, 2009. The amounts in the table represent only the noncanceable portion of each respective arrangement. In general, contracts can be terminated with 90 day notice.

In addition to the obligations in the table above, approximately $2.2 million of unrecognized tax benefits have been recorded as liabilities in accordance with Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, Accounting for Income Taxes, and we are uncertain as to when such amounts may be settled. Related to the unrecognized tax benefits, the Company has also recorded a liability for potential penalties of $45 thousand and accrued interest of $561 thousand.

As part of the acquisition of Net Enforcers, we are obligated to pay additional consideration of up to $3.5 million in cash if Net Enforcers achieves certain financial statement metrics and revenue targets in the future. We may be liable for these additional payments in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

We had cash and cash equivalents totaling $10.8 million and $19.8 million at December 31, 2008 and 2007, respectively. Our cash and cash equivalents are highly liquid investments and consist primarily of short term U.S. Treasury securities with original maturity dates of less than or equal to 90 days. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). We have entered into a series of interest rate swaps to mitigate the variable-rate risk on our long-term debt obligations. The fixed rate is 3.44% and 3.20% on notional amounts of $15.0 million and $22.8 million, respectively, as of December 31, 2008.

Foreign Currency

We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency rate exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the United Kingdom, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollars for US GAAP reporting. As a result, our financial results are affected by fluctuations in the foreign currency exchange rates. During 2007 and the first half of 2008, the U.S. dollar has generally been weaker relative to the British pound. This weakness had a positive impact on our consolidated results of operations during those periods. However, during the past several months, the U.S. dollar has strengthened relative to the British pound, which has adversely impacted our results of operations as British pounds are translating into less U.S. dollars. The impact of the transaction gains and losses from the UK statutory records on the income statement was a loss of $912 thousand for the year ended December 31, 2008. We do not believe that the volatile impact of exchange risk from recent prior periods is indicative of the future, however, there can be no assurances that this volatility will not continue.

We have international sales in Canada and, therefore, are subject to foreign currency rate exposure. We collect fees from subscriptions in Canadian currency and pay a portion of the related expenses in Canadian currency, which mitigates our exposure to currency exchange rate risk. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. During the year ended December 31, 2008, the U.S. dollar has generally been stronger relative to the Canadian dollar, which has adversely impacted our results of operations as Canadian dollars are translating into less U.S. dollars.

We have commenced startup operations in Singapore and therefore, are subject to foreign currency rate exposure. The impact of the transaction gains and losses from the Singapore statutory records on the income statement was a loss of $23 thousand for the year ended December 31, 2008. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar relative to the Singapore currency will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2008 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

The information required by this item is set forth beginning on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	Exhibits

Exhibit
Number		Description

2.1		Merger Agreement, by and among the Registrant, CMSI Merger Inc., Chartered Marketing Services, Inc., and Chartered Holdings, LLC and other shareholders of Chartered Marketing Services, Inc., dated as of June 9, 2006 (Incorporated by reference to Exhibit 2.1, filed with the Form 8-K dated July 7, 2006)
2.2		Letter Agreement by and among the Registrant, Chartered Marketing Services, Inc. and Michael J. Kennealy, dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2, filed with the Form 8-K dated July 7, 2006)
2.3		Membership Purchase Agreement dated January 31, 2008 between Registrant and Citibank (South Dakota), N.A. (Incorporated by reference to Exhibit 2.3, filed with the Form 10-K for the year ended December 31, 2007)
2.4		Asset Purchase Agreement dated August 7, 2007 among Registrant, Captira Analytical, LLC, Hide N’Seek, LLC and certain members of Hide N’Seek, LLC (Incorporated by reference to Exhibit 2.1 filed with the Form 8-k dated August 7, 2007).
3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”))
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1, filed with the Form 8-K dated October 14, 2007)
10.1		Amended and Restated Marketing and Services Agreement dated April 20, 2007, by and between the Registrant, on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K dated April 20, 2007).
10	.2†	Program Provider Agreement, dated as of August 1, 2002, among the Registrant, Citibank (South Dakota), N.A., Citibank USA N.A. and Citicorp Credit Services, Inc. (Incorporated by reference to Exhibit 10.5, filed with the Form S-1)
10	.3.1†	Agreement — Consumer Disclosure Services, dated as of April 7, 1997, by and between CreditComm Services LLC, Equifax Credit Information Services, Inc. and Digital Matrix Systems, as amended by the First Addendum dated March 30, 2001 and the Second Addendum dated November 27, 2001. (Incorporated by reference to Exhibit 10.6, filed with the Form S-1)
10	.3.2	Amendment, effective as of January 24, 2006, of Agreement — Consumer Disclosure Service, between the Registrant and Equifax Credit Information Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form 8-K dated January 30, 2006).
10	.4.1	Agreement for Credit Monitoring Batch Processing Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Services, Inc. (Incorporated by reference to Exhibit 10.7, filed with the Form S-1)
10	.4.2	Amendment, effective as of January 24, 2006, of Agreement for Credit Monitoring Batch Processing Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).
10	.5.1	Master Agreement for Marketing, Operational and Cooperative Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Consumer Services, Inc., as amended, together with Addendum Number Two, dated May 31, 2002. (Incorporated by reference to Exhibit 10.8, filed with the Form S-1)
10	.5.2	Amendment, effective as of January 24, 2006, of Master Agreement for Marketing, Operational and Cooperative Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).
10	.6†	CapitalOne Project Agreement pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated May 31, 2002. (Incorporated by reference to Exhibit 10.9, filed with the Form S-1)
10	.7†	CapitalOne Project Agreement Two pursuant to Addendum Number Two to Master Agreement for Marketing, Operational and Cooperative Services, dated December 23, 2002. (Incorporated by reference to Exhibit 10.10, filed with the Form S-1)

Exhibit
Number		Description

10	.8†	CapitalOne Project Agreement Three pursuant to Addendum Number Three to Master Agreement for Marketing, Operational and Cooperative Services, dated November 22, 2002. (Incorporated by reference to Exhibit 10.11, filed with the Form S-1)
10	.9.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)
10	.9.2†	Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).
10	.10†	Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)
10	.11†	Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)
10	.12.1	Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).
10	.12.2	Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.12.3	Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).
10	.12.4	Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)
10.13		Employment Agreement between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1, filed with the Form S-1)
10.14		Employment Agreement between the Registrant and Neal Dittersdorf (Incorporated by reference to Exhibit 10.19, filed with the Form S-1)
10.15		Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)
10.16		Employment Agreement, dated as of January 13, 2005, by and between the Registrant and George K. Tsantes (Incorporated by reference to Exhibit 10.22, filed with the 2004 10-K).
10	.17.1	Credit Agreement, by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A., and L/C Issuer, dated as of July 3, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 7, 2006)
10	.17.2	Amendment dated November 29, 2007 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer. (Incorporated by reference to Exhibit 10.21.2, filed with the Form 10-K for the year ended December 31, 2007)
10	.17.3	Amendment effective as of January 31, 2008 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer. (Incorporated by reference to Exhibit 10.21.3, filed with the Form 10-K for the year ended December 31, 2007)
10.18		Joint Venture Agreement, between the Registrant, Control Risk Group Limited, Control Risk Group Holdings Limited, and Screening International LLC, dated as of May 15, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated August 8, 2006)
10.19		Employment Agreement by and between the Registrant and John G. Scanlon (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 5, 2007)

Exhibit
Number		Description

10.20		Stock Purchase Agreement dated November 9, 2007 among Registrant, Net Enforcers, Inc. and Joseph C. Loomis. (Incorporated by reference to Exhibit 10.24, filed with the Form 10-K for the year ended December 31, 2007)
14.1		Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Madalyn Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Madalyn Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 16, 2009

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2008
(In thousands)

	December 31,
	2007	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,780	$10,762
Short-term investments	—	4,955
Accounts receivable, net of allowance for doubtful accounts of $37 (2007) and $235 (2008)	25,471	29,391
Prepaid expenses and other current assets	6,217	5,697
Income tax receivable	4,329	7,416
Deferred subscription solicitation costs	21,912	28,951

Total current assets	77,709	87,172

PROPERTY AND EQUIPMENT, net	18,817	16,942
LONG-TERM INVESTMENT	—	3,327
GOODWILL	76,506	53,102
INTANGIBLE ASSETS, net	16,855	32,030
OTHER ASSETS	16,381	9,056

TOTAL ASSETS	$206,268	$201,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,346	$7,014
Note payable to Control Risks Group Ltd.	900	900
Capital leases — current portion	1,001	637
Accounts payable	10,647	9,802
Accrued expenses and other current liabilities	15,187	15,843
Accrued payroll and employee benefits	4,945	4,998
Commissions payable	2,413	2,401
Deferred revenue	2,886	4,381
Deferred tax liability ,net, current portion	6,019	7,535

Total current liabilities	47,344	53,511

LONG-TERM DEBT	22,347	37,583
OBLIGATIONS UNDER CAPITAL LEASES — less current portion	699	786
OTHER LONG-TERM LIABILITIES	2,071	4,686
DEFERRED TAX LIABILITY — net, less current portion	8,935	2,611

TOTAL LIABILITIES	81,396	99,177

MINORITY INTEREST	10,024	1,013
STOCKHOLDERS’ EQUITY:
Common stock ($0.01 par): shares authorized; 50,000; shares issued 18,172 shares (2007) and 18,383 shares (2008); shares outstanding 17,106 shares (2007) and 17,317 shares (2008)	182	184
Additional paid-in capital	99,706	103,544
Treasury stock, 1,067 shares at cost in 2007 and 2008	(9,516)	(9,516)
Retained earnings	24,357	8,380
Accumulated other comprehensive income:
Cash flow hedge		(1,263)
Other	119	110

Total stockholders’ equity	114,848	101,439

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,268	$201,629

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2007 and 2008

	2006	2007	2008
	(In thousands, except per share amounts)

REVENUE	$201,051	$271,723	$361,607
OPERATING EXPENSES:
Marketing	25,173	36,285	52,439
Commissions	25,786	52,624	86,008
Cost of revenue	75,188	101,815	114,338
General and administrative	49,978	59,386	67,801
Goodwill, intangible and long-lived asset impairment charges	—	—	44,702
Depreciation	8,661	9,081	9,372
Amortization	1,357	3,346	10,789

Total operating expenses	186,143	262,537	385,449

INCOME (LOSS) FROM OPERATIONS	14,908	9,186	(23,842)
Interest income	1,655	799	254
Interest expense	(875)	(1,380)	(2,619)
Other income (expense)	173	1,139	(1,686)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	15,861	9,744	(27,893)
INCOME TAX (EXPENSE ) BENEFIT	(6,328)	(4,329)	2,912
MINORITY INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(97)	1,451	9,004

NET INCOME (LOSS)	$9,436	$6,866	$(15,977)

NET INCOME (LOSS) PER SHARE — basic	$0.56	$0.40	$(0.93)

NET INCOME (LOSS) PER SHARE — diluted	$0.54	$0.39	$(0.93)

Weighted average common shares outstanding — basic	16,770	17,096	17,264
Weighted average common shares outstanding — diluted	17,606	17,479	17,264

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2007 and 2008

							Accumulated
	Common		Additional	Treasury			Other	Total
	Stock		Paid-in	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Income(Loss)	Earnings	Income (Loss)	Equity
	(In thousands)

BALANCE, JANUARY 1, 2006	17,610	$176	$93,357	965	$(8,600)	$8,011	$—	$92,944
Issuance of common stock upon exercise of stock options & warrants	226	$2	$470	—	$—	$—	$—	$472
Amortization of deferred compensation	—	—	10	—	—	—	—	10
Share based compensation	—	—	1,111	—	—	—	—	1,111
Tax benefit of stock options exercised	—	—	514	—	—	—	—	514
Net income	—	—	—	—	—	9,436	—	9,436
Foreign currency translation adjustments	—	—	—	—	—	—	89	89

Comprehensive Income	—	—	—	—	—	—	—	9,525

BALANCE, DECEMBER 31, 2006	17,836	$178	$95,462	965	$(8,600)	$17,447	$89	$104,576

Issuance of common stock upon exercise of stock options & warrants	336	$4	$1,031	—	$—	$—	$—	$1,035
Share based compensation	—	—	2,715	—	—	—	—	2,715
Tax benefit of stock options exercised	—	—	498	—	—	—	—	498
Adoption of FIN No. 48	—	—	—	—	—	44	—	44
Repurchase of Company stock	—	—	—	102	(916)	—	—	(916)
Net income	—	—	—	—	—	6,866	—	6,866
Foreign currency translation adjustments	—	—	—	—	—	—	30	30

Comprehensive Income	—	—	—	—	—	—	—	6,896

BALANCE, DECEMBER 31, 2007	18,172	$182	$99,706	1,067	$(9,516)	$24,357	$119	$114,848

Issuance of common stock upon exercise of stock options & warrants	211	2	(343)	—	—	—	—	(341)
Share based compensation	—	—	4,069	—	—	—	—	4,069
Tax benefit of stock options exercised	—	—	112	—	—	—	—	112
Net loss	—	—	—	—	—	(15,977)	—	(15,977)
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	(9)
Cash flow hedge	—	—	—	—	—	—	(1,263)	(1,263)

Comprehensive Loss	—	—	—	—	—	—	—	(13,409)

BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2007 and 2008

	2006	2007	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,436	$6,866	$(15,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,756	9,210	9,411
Amortization	1,357	3,346	10,789
Amortization of gain from sale leaseback	(95)	(94)	(39)
Loss on disposal of fixed assets	54	60	—
Amortization of debt issuance cost	31	75	101
Provision for doubtful accounts	33	(2)	213
Shared based compensation	1,121	2,715	4,069
Amortization of deferred subscription solicitation costs	21,175	35,012	54,201
Minority interest in net income (loss) of Screening International, LLC	97	(1,451)	(9,004)
Foreign currency transaction losses, net	—	61	800
Goodwill, intangible and long-lived asset impairment charges	—	—	44,702
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(3,998)	(2,663)	(4,440)
Prepaid expenses and other current assets	129	(1,018)	350
Income tax receivable	(2,341)	(2,740)	(3,086)
Deferred subscription solicitation costs	(20,583)	(46,718)	(67,073)
Other assets	(4,085)	(4,375)	(2,296)
Accounts payable	(2,154)	4,806	(782)
Accrued expenses and other current liabilities	3,921	(836)	743
Accrued payroll and employee benefits	2,932	(2,151)	147
Commissions payable	(771)	1,220	(12)
Current tax payable	(1,115)	—	—
Deferred revenue	1,403	(2,640)	1,502
Deferred income tax, net	2,142	4,417	(4,959)
Other long-term liabilities	452	1,489	1,401

Net cash provided by operating activities	$17,897	$4,589	$20,761

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	$(8,331)	$(6,075)	$(7,437)
Sale (Purchase) of short-term investments	23,634	10,453	(4,955)
Cash received in the acquisition of Screening International, LLC	1,710	—	—
Purchase of long-term investment	—	—	(3,327)
Cash paid in the acquisition of Intersections Insurances Services, Inc.	(50,609)	(5)	—
Cash paid in the acquisition of Hide N’ Seek, LLC, net of cash received	—	(1,686)	—
Cash paid in the acquisition of Net Enforcers, Inc., net of cash received	—	(14,168)	(411)
Cash paid in the acquisition of intangible membership agreements	—	—	(31,050)

Net cash used in investing activities	$(33,596)	$(11,481)	$(47,180)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayments under credit agreement	—	(3,382)	(16,708)
Note receivable	(750)	—	—
Capital lease payments	(1,391)	(1,037)	(1,077)
Borrowings under credit agreement	15,000	14,900	35,611
Debt issuance costs	(261)	—	(133)
Cash proceeds from stock options exercised	471	1,035	176
Tax benefit of stock options exercised	514	498	112
Withholding tax payment on vesting of restricted stock units	—	—	(517)
Repurchase of treasury stock	—	(916)	—

Net cash provided by financing activities	$13,583	$11,098	$17,464

EFFECT OF EXCHANGE RATE ON CASH	141	(6)	(63)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,975)	4,200	(9,018)
CASH AND CASH EQUIVALENTS — Beginning of period	17,555	15,580	19,780

CASH AND CASH EQUIVALENTS — End of period	$15,580	$19,780	$10,762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$655	$1,084	$2,019

Cash paid for taxes	$5,384	$3,078	$4,520

NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$—	$—	$621

Equipment accrued but not paid	$185	$363	$384

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2007 and 2008

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

Through our majority-owned subsidiary, Screening International, LLC (“SI”), we provide personnel and vendor background screening services to businesses worldwide. In May 2006, we created SI with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. We own 55% of SI, and have the right to designate a majority of the five-member board of directors. CRG owns 45% of SI. We and CRG have agreed to cooperate to meet any future financing needs of SI, including guaranteeing third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions. In some cases, we may make capital contributions without a pro rata contribution by CRG.

SI has offices in Virginia and the UK. SI’s clients include leading United States, UK and global companies in such areas as manufacturing, staffing and recruiting agencies, financial services, retail and transportation. SI provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.

We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira”) and corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”).

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America and includes the accounts of the company and our subsidiaries. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. We eliminate all significant intercompany transactions in consolidation.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments, including those with an original maturity of 90 days or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and short-term U.S. treasury securities with original maturities less than or equal to 90 days. Interest income on these short-term investments is recognized when earned.

Investments

Our short-term investments consist of short-term U.S. Treasury securities with original maturities greater than 90 days but no greater than one year. These investments are categorized as held to maturity, in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at amortized cost as we have both the intent and the ability to hold these investments until they mature. Discounts are accreted into earnings over the life of the investment. Interest income is recognized when earned. There are no restrictions on the withdrawal of these investments.

Our long-term investments consist of investments in equity shares of privately held companies and are evaluated in accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). During the year ended December 31, 2008, we paid approximately $3.3 million in cash for a preferred stock investment in GuardID Systems, Inc. (“GuardID”), a privately held company in California. In addition, we received stock purchase warrants to purchase 1.4 million shares of GuardID’s preferred stock at $1.05 per share. The warrants are contingently excercisable subject to GuardID meeting certain revenue thresholds. GuardID provides smart card-based hardware solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. As a result of the equity investment, we own less than 20% of GuardID. The investment is accounted for at cost on the consolidated balance sheet. See Note 8, Long-Term Investments.

We evaluate impairment of investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, we consider both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as our intent and ability to hold investments that may have become temporarily or otherwise impaired. There has been no impairment to this investment as of December 31, 2008.

Foreign Currency Translation

We account for foreign currency translation and transaction gains and losses in accordance with SFAS No. 52, Foreign Currency Translation. We translate the assets and liabilities of our foreign subsidiary at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net income.

Our financial results for the year ended December 31, 2008 includes a net impact of $1.8 million related to foreign currency transaction losses. For the year ended December 31, 2007, our financial results include $1.1 million related to a foreign currency transaction gain.

Accounts and Note Receivable

Accounts receivable represents trade receivables as well as in-process credit card billings. We provide an allowance for doubtful accounts on trade receivables based upon factors related to historical trends, a specific review of outstanding invoices and other information. These estimates are based on historical refunds and other known factors.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process prescribed in SFAS No. 142, Goodwill and Other Intangible Assets. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. We have three reporting units: Consumer Products and Services, Background Screening and Other, , which is consistent with our operating segments. Goodwill resides in all three of our reporting units.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income (discounted cash flow) valuation model and market based approach, which measures the value of an entity through an analysis of recent sales or offerings of comparable companies. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.

The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and our cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. Consideration is given to the line of business and operating performance of the entities being valued relative to those of actual transactions, potentially subject to corresponding economic, environmental, and political factors considered to be reasonable investment alternatives.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying value to measure the amount of impairment charge, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of that reporting unit was the purchase price paid. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

We determined, in the first step of our goodwill impairment analysis performed as of October 31, 2008, that goodwill in the Background Screening and Other reporting units was impaired. Additionally, due to the deterioration in the general economic environment and our market capitalization subsequent to the performance of our initial impairment test, we concluded a triggering event had occurred indicating potential additional impairment as of December 31, 2008. As of December 31, 2008, we considered these current and expected future market conditions and estimated that the remaining goodwill in our Other reporting unit was impaired. Due to the timing and complexity of step two, we have yet to complete this step. However, based upon preliminary calculations, we recorded a preliminary estimate of $13.7 million and $12.6 million for the impairment charge in our statements of operations for the year ended December 31, 2008 for our Background Screening and Other segment, respectively. This estimate is only preliminary. We are continuing to finalize the evaluation of the impairment of our goodwill, and the amount of the actual impairment charge may vary from this initial estimate. We expect to complete the full evaluation of the impairment analysis during the quarter ending March 31, 2009.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We review long-lived assets, including finite-lived intangible assets, property and equipment and other long term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long lived Assets. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting its analysis, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

Intangible assets subject to amortization include trademarks and customer, marketing and technology related assets and well as non-compete agreements. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the termination of a key employee under a non-compete agreement, the discontinued use of certain technology and the decrease in demand for our products at our subsidiary, Net Enforcers, we reviewed our finite-lived intangible assets for impairment in accordance with SFAS No. 144 using both the income and relief from royalty methods. Based on this analysis, the carrying value of these assets exceeded the estimated fair values. Therefore, we recorded an impairment charge of $2.6 million for the customer, marketing and technology related finite-lived intangible assets in the Other segment for the year ended December 31, 2008.

In addition, under a contract with a third party data provider, we paid minimum payments to the provider for the usage of data and certain exclusivity rights. These payments were being capitalized in other assets on our consolidated balance sheet and were being amortized based upon the actual usage of the data. Due to declining market conditions and a slower ramp up of certain of our products for which the data is expected to be used, in December 2008, we terminated the original contract and entered into a new contract to shift a larger portion of the minimum payments to the end of the contract term. We performed a SFAS No. 144 analysis to determine if the remaining unamortized asset recorded under the original contract was impaired. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the unamortized payments.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires us to recognize all derivative instruments on the balance sheet at fair value, and contains accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. During the year ended December 31, 2008, we entered into certain interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying consolidated balance sheet. The ineffective portion of the interest rate swaps, if any, is recorded in interest expense in the accompanying consolidated statements of operations.

We have interest rate swaps on our outstanding term loan and a portion of our outstanding revolving line of credit, which have initial notional amounts of $28.0 million and $15.0 million, respectively (See also Note 15 to our consolidated financial statements). The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (2.4% at December 31, 2008) to a fixed rate of 3.20% per annum through December 2011 and on our revolving line of credit (2.4% at December 31, 2008) to a fixed rate of 3.44% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortizes to $10.0 million in 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the year ended December 31, 2008, there was no material ineffective portion of the hedge and therefore, no impact to the consolidated statements of operations.

Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, as amended, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently analyzing the impact, if any, of adopting SFAS No. 157 for non-financial assets and liabilities.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of an Asset When the Market For that Asset is not Active, clarifies the application of SFAS No. 157 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including marketable securities and our interest rate swaps. See Note 4, Fair Value Measurements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

For financial instruments that are not accounted for under SFAS 157, which consist primarily of cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2007 and 2008, totaled $1.3 million and $1.6 million, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

Other Monthly Subscription Products

We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue on services provided from identity theft referrals from major banking institutions and breach response services previously allocated to the Consumer Products and Services segment. We also recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis, and online brand protection and brand monitoring, offered by Net Enforcers, on a monthly basis.

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

Commission Costs

In accordance with SAB No. 101, as amended by SAB No. 104, commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed in the month incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of their subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions is shown in prepaid expenses and other current assets on our consolidated balance sheet. The long-term portion of the prepaid commissions is shown in other assets on our consolidated balance sheet. Amortization is included in commission expense in our consolidated statements of operations.

Deferred subscription solicitation costs included in the accompanying balance sheet as of December 31, 2007 and 2008, were $23.5 million and $36.4 million, respectively, which includes $1.6 million and $7.4 million reported in other assets, respectively, in our consolidated balance sheet. The short-term portion of the prepaid commissions are approximately $8.2 million and $1.5 million as of December 31, 2008 and 2007, respectively, and is included in deferred subscription solicitation costs in our consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2006, 2007, and 2008 was $21.2 million, $35.0 million, and $54.2 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the years ended December 31, 2006, 2007, and 2008 were $6.0 million, $2.5 million, and $5.5 million, respectively.

Deferred Debt Issuance Costs

Deferred debt issue costs are stated at cost, less accumulated amortization, and are included in other assets on our consolidated balance sheet. Amortization of debt issue costs is over the life of the loan using the effective interest method. Amortization is included in interest expense in our consolidated statements of operations.

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

In accordance with SOP 98-1, we regularly review our capitalized software projects for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We had no impairments in the years ended December 31, 2006, 2007 or 2008.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss for the year ended December 31, 2008 included an income tax benefit of approximately $2.9 million. The income tax benefit includes a non-cash increase of the valuation allowance on cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. These deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. SFAS No. 109 requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Due to over two years of cumulative losses and projected near term losses at our subsidiary Background Screening, a valuation allowance of $2.2 million was recorded in the fourth quarter of the year ended December 31, 2008.

We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We adopted the provisions of FIN No. 48 on January 1, 2007. Refer to Note 13 for further discussion of income taxes and the impact of adopting FIN No. 48.

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

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25 and subsequently issued stock option related guidance. We elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all share-based awards granted prior to but unvested as of December 31, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

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

Prior to the adoption of SFAS No. 123R, we reported the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as operating cash

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inflows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, we revised our statement of cash flows presentation prospectively to include these excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the years ended December 31, 2006, 2007 and 2008, we reported $498 thousand, $514 thousand and $112 thousand, respectively, of excess tax benefits as a financing cash inflow.

As a result of adopting SFAS No. 123R on January 1, 2006, our earnings before income tax expense and net earnings for the year ended December 31, 2006 were $177 thousand and $106 thousand lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The impact to our earnings before income tax expense and net earnings for the year ended December 31, 2007 were $894 thousand and $518 thousand lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The impact to our earnings before income tax expense and net earnings for the year ended December 31, 2008 were $1.9 million and $1.1 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The related impact in the years ended December 31, 2006, 2007 and 2008 to basic and diluted earnings per share is $0.01, $0.03 and $0.06, respectively.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Total share-based compensation expense included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008 was $1.1 million, $2.7 million and $4.1 million, respectively.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2007	2008

Expected dividend yield	0%	0%	0%
Expected volatility	44%	38%	38%
Weighted average risk free interest rate	4.73%	4.19%	3.06%
Weighed average expected life of options	6.2 years	6.2 years	6.2 years

Expected Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the years ended December 31, 2006, 2007 and 2008 was zero.

Expected Volatility.  The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as described in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107. Due to the fact that we have only been a public company for approximately five years, we believe that there is not a substantive share price history to calculate accurate volatility and have elected to use the average volatility of companies similar to us in size or industry. At the point when we have enough public history, we will reconsider the utilization of our own stock price volatility.

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.  The expected term of options granted during the years ended December 31, 2006, 2007 and 2008 was determined under the simplified calculation provided in SAB No. 107, as amended by SAB No. 110 ((vesting term + original contractual term)/2). For the majority of grants valued during these years ended, the options had graded vesting over 3 and 4 years (equal vesting of options annually) and the contractual term was 10 years.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per share are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share based employee compensation plans, our restricted stock and warrants.

For the years ended December 31, 2006 and 2007 options to purchase 3.1 million and 3.2 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. Diluted net loss per common share for the year ended December 31, 2008 excludes 5.3 million options to purchase common shares because they do not have a dilutive effect due to our loss from continuing operations. These shares could dilute earnings per share in the future.

A reconciliation of basic income (loss) per common share to diluted income per common share is as follows (in thousands, except per share data):

	2006	2007	2008

Net income (loss) available to common shareholders — basic and diluted	$9,436	$6,866	$(15,977)

Weighted average common shares outstanding — basic	16,770	17,096	17,264
Dilutive effect of common stock equivalents	836	383	—

Weighted average common shares outstanding — diluted	17,606	17,479	17,264

Income (Loss) per common share:
Basic	$0.56	$0.40	$(0.93)
Diluted	$0.54	$0.39	$(0.93)

Treasury Stock

In the year ended December 31, 2007, we repurchased shares of our common stock. We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity. We did not repurchase shares of common stock in the years ended December 31, 2006 or 2008.

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, defines how operating segments are determined and requires disclosure about products, services, major customers and geographic areas. We have three reportable segments.

During the year ended December 31, 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services previously accounted for in the Consumer Products and Services segment. The modification to the business segments were determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141 on accounting for business combinations, specifically the cost-allocation process. SFAS No. 141R

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. In addition, an acquirer is required to recognize assets or liabilities arising from contractual contingencies as of the acquisition date, at their acquisition date fair values. Acquisition related costs that were previously allocated to the assets acquired and liabilities assumed under SFAS No. 141 should be recognized separately from the acquisition under SFAS No. 141R. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of SFAS No. 141R as of January 1, 2009 and do not expect a material impact to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, as well as expanded disclosure requirements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of SFAS No. 160 as of January 1, 2009 and believe that the impact to our consolidated financial statements will be to move our noncontrolling interest in our subsidiary, Screening International, into our stockholders’ equity section.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of SFAS No. 161 as of January 1, 2009 and do not expect a material impact to our consolidated financial statements. We will update our disclosures accordingly in the first quarter ended March 31, 2009.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of FSP No. 142-3 as of January 1, 2009 and do not expect a material impact to our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We will adopt the provisions of SFAS No. 162 as of January 1, 2009 and do not expect a material impact to our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP EITF is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We will adopt the provisions of FSP EITF No. 03-6-1 as of January 1, 2009 and do not expect a material impact to our consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Acquisitions

Net Enforcers

On November 30, 2007, we acquired all of the outstanding shares of Net Enforcers, a Florida S corporation, for approximately $14.7 million in cash, which included approximately $720 thousand in acquisition costs. Additional consideration up to approximately $3.5 million in cash will be due if such company achieves certain financial statement metrics and revenue targets in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, if the achievements are met and the payment is considered distributable beyond a reasonable doubt, we will record the fair value of the consideration issued as additional purchase price.

The final determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The final determination was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. During the year ended December 31, 2008, we modified our purchase price allocation by reducing the fair value of intangible assets by $2.5 million and increasing goodwill by the same amount, as a result of revisions to the preliminary purchase price allocation. Additional increases to goodwill of approximately $295 thousand were due to acquisition costs and ongoing adjustments to the fair values of assets acquired.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$683
Intangible assets:
Trade name (estimated useful life of 5 years)	$395
Customer relationships (estimated useful life of 7 years)	2,290
Non-compete agreement (estimated useful life of 5 years)	560
Existing developed technology assets (estimated useful life of 5 years)	363

Total intangible assets		3,608
Goodwill		11,241
Other current liabilities		(812)

Net assets acquired		$14,720

The $11.2 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes. The goodwill related to this asset group was fully impaired during the fourth quarter of the year ended December 31, 2008. See Note 2, Goodwill, Identifiable Intangibles and Other Long Lived Assets, for discussion of the related impairment charges.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Captira

On August 7, 2007, our wholly owned subsidiary, Captira, acquired substantially all of the assets of Hide N’ Seek, an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs. Additional consideration up to approximately $2.5 million in cash will be due if Captira achieves certain cash flow milestones in the future. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141. Therefore, if the achievements are met and the payment is considered distributable beyond a reasonable doubt, we will record the fair value of the consideration issued as additional purchase price.

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

The final purchase price consists of the following (in thousands):

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

The $1.4 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes. The goodwill related to this asset group was fully impaired in the fourth quarter of the year ended December 31, 2008. See Note 2, Goodwill, Identifiable Intangibles and Other Long Lived Assets, for discussion of the related impairment charges.

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

The impact of Captira on our historical operating results is not material and as such, pro-forma financial information is not presented.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersections Insurance Services

On July 3, 2006, we acquired all of the outstanding shares of IISI, formerly Chartered Marketing Services, Inc. for $54.3 million in cash, which included $364 thousand in acquisition costs. $15 million of the purchase price was financed through borrowings on a new term loan with the balance financed through cash on hand and short term investments. Of the total cash consideration, approximately $5.5 million was distributed to an escrow account and may be used for indemnification claims as set forth in the escrow agreement. Funds remaining in the account were distributed to the former IISI shareholders in accordance with the acquisition agreement on September 16, 2008 with the exception of $2.5 million, which we have disputed. In order to fund the purchase of IISI we sold $27.8 million of short-term investments. There was no gain or loss recognized on the sales of these investments. The results of IISI’s operations have been included in the consolidated financial statements since the date of acquisition. IISI is a marketer of various insurance products and services. As a result of the acquisition, we have diversified our client and product portfolios. In addition, IISI provides us access to new market segments, particularly with large mortgage servicers.

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

In connection with the IISI acquisition, we commenced integration activities which resulted in involuntary terminations. The liability for involuntary termination benefits covers approximately 15 employees, primarily in general and administrative functions. In 2006 we recorded $2.6 million of severance and severance-related costs in the above allocation of the cost of the acquisition in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. We paid the remaining balance of severance and severance-related costs in 2008.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the obligations recognized in connection with the IISI acquisition and the activity to date (in thousands):

	Years Ended December 31,
	2007	2008

Beginning balance	$2,016	$264
Payments	(2,000)	(264)
Other increases (decreases)	248	—

Ending balance	$264	$0

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

Year Ended December 31,
2006
(In thousands, except
share data)
(Unaudited)

Revenue	$222,404
Net Income	$10,608
Basic earning per share	$0.63
Diluted earnings per share	$0.60

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

In the year ended December 31, 2007, we and CRG loaned SI a total of $2.0 million as part of our ownership commitment. The note is an on demand loan with interest of 8% per annum. We did not make any capital contributions or loans during the year ended December 31, 2008.

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

The $6.8 million of goodwill was assigned to the Background Screening segment. The goodwill is not deductible for tax purposes. The goodwill related to this asset group was partially impaired during the year ended December 31, 2008. See Note 2, Goodwill, Identifiable Intangibles and Other Long Lived Assets, for discussion of the related impairment charge.

4.	Fair Value Measurement

Our cash and any investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued are based on quoted market prices in active markets are primarily U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

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

Fair value hierarchy of our marketable securities and interest rate swap contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	other	Significant
		Identical Assets	Observable	Unobservable
	December 31, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
US Treasury bills	$6,937	$6,937	$—	$—
Liabilities:
Interest rate swap contracts	1,263	—	1,263	—

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	December 31,	December 31,
	2007	2008
	(In thousands)

Prepaid services	$1,167	$1,998
Prepaid contracts	1,825	1,582
Other	3,225	2,117

	$6,217	$5,697

During the year ended December 31, 2008, we entered into an agreement with our related party, CRG, to surrender the minority interest portion of our year ended December 31, 2007 net operating loss of $368 thousand. We have classified this as a short-term receivable on our consolidated balance sheet.

6.	Deferred Subscription Solicitation Costs

Deferred subscription solicitation costs included in the accompanying balance sheet as of December 31, 2007 and 2008, were $23.5 million and $36.4 million, respectively. The short-term portion of the prepaid commissions are approximately $8.2 million and $1.5 million as of December 31, 2008 and 2007, respectively, and is included in deferred subscription solicitation costs in our consolidated balance sheet. Amortization of deferred subscription solicitation costs for the years ended December 31, 2006, 2007 and 2008 was $21.2 million, $35.0 million and $54.2 million, respectively and is included as a component of marketing and commissions expense in our consolidated statements of operations. Subscription solicitation costs expensed as incurred related to marketing costs as they did not meet the criteria for deferral in accordance with SOP 93-7, which are included in marketing expenses in our consolidated statements of operations, for the years ended December 31, 2006, 2007 and 2008 were $6.0 million, $2.5 million and $5.5 million, respectively.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consist of the following as of:

	December 31,	December 31,
	2007	2008
	(In thousands)

Machinery and equipment	$20,893	$23,893
Software	24,434	27,502
Software development-in-progress	1,685	2,724
Furniture and fixtures	2,101	2,020
Leasehold improvements	3,862	4,002
Building	725	725
Land	25	25

	53,725	60,891
Less: accumulated depreciation	(34,908)	(43,949)

Property and equipment — net	$18,817	$16,942

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31,	December 31,
	2007	2008
	(In thousands)

Leased property consisting of machinery and equipment	$5,125	$3,213
Less: accumulated depreciation	(3,843)	(2,589)

	$1,282	$624

Depreciation of fixed assets and software for the years ended December 31, 2006, 2007 and 2008 were $8.6 million, $9.1 million and $9.4 million, respectively.

8.	Long-Term Investments

Our long-term investments consist of investments in equity shares of privately held companies and are evaluated in accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). During the year ended December 31, 2008, we paid approximately $3.3 million in cash for a preferred stock investment in GuardID Systems, Inc. (“GuardID”), a privately held company in California. In addition, we received stock purchase warrants to purchase 1.4 million shares of GuardID’s preferred stock at $1.05 per share. The warrants are contingently excercisable subject to GuardID meeting certain revenue thresholds. GuardID provides smart card-based hardware solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. As a result of the equity investment, we own less than 20% of GuardID. The investment is accounted for at cost on the consolidated balance sheet. As of December 31, 2008, no indicators of impairment were identified.

In addition to the investment, we entered into a commercial agreement with GuardID to receive exclusivity on the sale of its ID Vault products. The strategic commercial agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer
	Products	Background
	and Services	Screening	Other	Total

Balance, December 31, 2006	$43,080	$23,583	$—	$66,663

Adjusted during the year	155	—	—	155
Acquired during the year	—	—	9,688	9,688

Balance, December 31, 2007	$43,235	$23,583	$9,688	$76,506

Adjusted during the year	—	—	2,944	2,944
Impairment	—	(13,716)	(12,632)	(26,348)

Balance, December 31, 2008	$43,235	$9,867	$—	$53,102

We determined, in the first step of our goodwill impairment analysis, that goodwill in the Background Screening and Other reporting units was impaired. In the second step, the measurement of the impairment, we would hypothetically apply purchase accounting to the reporting units using the fair values from the first step. Due to the timing and complexity of step two, we have yet to complete this step. However, based upon preliminary calculations, we recorded a preliminary estimate of $13.7 million and $12.6 million, for the impairment charge in our statements of operations for the year ended December 31, 2008 for our Background Screening and Other segment, respectively. This estimate is only preliminary. We are continuing to evaluate the impairment of our goodwill, and the amount of the actual impairment charge may vary from this initial estimate. We expect to complete the full evaluation of the impairment analysis during the quarter ending March 31, 2009.

Intangibles consisted of the following (in thousands):

	December 31, 2007			December 31, 2008
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization	Amount	Amount	Amortization	Impairment	Amount

Amortizable intangible assets:
Customer related	$12,284	$(3,069)	$9,215	$42,992	$(11,916)	$(1,794)	$29,282
Marketing related	4,499	(1,394)	3,105	3,780	(2,449)	(170)	1,161
Technology related	4,599	(615)	3,984	3,159	(1,390)	(182)	1,587
Non-Compete agreement	560	(9)	551	559	(121)	(438)	—

Total amortizable intangible assets	$21,942	$(5,087)	$16,855	$50,490	$(15,876)	$2,584	$32,030

In addition, as a result of a loss of customers, the termination of a key employee under a non-compete agreement and the discontinued use of certain technology at our subsidiary Net Enforcers, we tested our finite-lived intangible assets in accordance with SFAS No. 144 using the income approach and relief from royalty methods. Based on this analysis, the carrying value of these assets exceeded the estimated fair values. Therefore, we recognized an impairment charge in the fourth quarter of 2008 for customer, marketing and technology related finite-lived intangible assets in our Other segment.

Intangible assets are generally amortized over a period of three to ten years. For the years ended December 31, 2006, 2007 and 2008, we had an aggregate amortization expense of $1.4 million, $3.3 million and $10.8,

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, which were included in amortization expense on the consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the years ending December 31,
2009	$8,245
2010	5,947
2011	4,493
2012	3,307
2013	2,748
Thereafter	7,290

$32,030

10.	Other Assets

The components of our other assets are as follows:

	December 31,	December 31,
	2007	2008
	(In thousands)

Prepaid royalty payments	$12,628	$75
Prepaid contracts	496	70
Escrow receivable	1,030	501
Prepaid commissions	1,579	7,412
Other	648	998

	$16,381	$9,056

As further described in Notes 2 and 16, we pay non-refundable minimum payments for the usage of data and analytics and certain defined limited exclusivity rights. These payments were being capitalized in other assets on our consolidated balance sheet and were being amortized based upon the actual usage of the data. In the year ended December 31, 2008, our arrangements under those contracts either expired or were terminated and renegotiated. Under one of these contracts with a third party data provider, due to declining market conditions, including the impact on our financial institution clients and their pace in the adoption of new product capabilities such as non-credit data, in December 2008, we terminated the original contract with this data provider and entered into a new contract. The minimum payments by us under the new agreement will be lower than under the old agreement by $3.0 million in 2009 and $1.5 million in 2010, but the total payments will remain the same. Due to the terms of the new agreement, the minimum payments will be expensed as incurred in operating expenses on our consolidated financial statements. We performed a SFAS No. 144 analysis to determine if the remaining unamortized asset recorded under the original contract was impaired. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the unamortized payments.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	December 31,	December 31,
	2007	2008
	(In thousands)

Accrued marketing	$894	$2,908
Accrued cost of sales, including credit bureau costs	6,083	5,195
Accrued general and administrative expense and professional fees	3,883	5,121
Transition costs	264	—
Insurance premiums	1,341	1,610
Other	2,722	1,009

	$15,187	$15,843

12.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31,	December 31,
	2007	2008
	(In thousands)

Accrued payroll	$3,559	$3,466
Accrued severance	104	—
Accrued benefits	1,282	1,508
Other	—	24

	$4,945	$4,998

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The components of income tax (provision) benefit for the three years ended December 31, 2006, 2007 and 2008 are as follows:

	2006	2007	2008
	(In thousands)

Current:
Federal	$(3,184)	$(67)	$(323)
State	(1,002)	23	(82)
Foreign	28	—	330

Total current income tax expense	(4,158)	(44)	(75)

Deferred:
Federal	(1,962)	(5,025)	3,225
State	(264)	(411)	597
Foreign	56	1,151	(835)

Total deferred income tax (expense) benefit	(2,170)	(4,285)	2,987

Total income tax (expense) benefit	$(6,328)	$(4,329)	$2,912

Deferred tax assets and liabilities as of December 31, 2007 and 2008, consist of the following:

	2007	2008
	(In thousands)

Deferred tax assets:
Reserves and accrued expenses	1,515	3,712
NOL carryforwards	1,100	2,404

Total deferred tax assets	2,615	6,116

Deferred tax liabilities:
Prepaid expenses	(9,194)	(13,292)
Property, plant, and equipment	(2,961)	(2,994)
Intangible assets	(5,414)	2,254

Total deferred tax liabilities	(17,569)	(14,032)
Valuation allowances	—	(2,230)

Net deferred tax liability	(14,954)	(10,146)

We have federal net operating loss carryforwards of $1.9 million which expire in 2028, and immaterial state net operating loss carryforwards. We have foreign net operating losses of $4.9 million, which have an indefinite carryforward period. Realization of deferred tax assets related to net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. We have established a valuation allowance against deferred tax assets, including the portion of federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized.

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in non-consolidated subsidiaries that are essentially permanent in duration. The determination of the additional deferred taxes that have not been provided is not practicable.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax from the statutory rate is as follows (in thousands):

	December 31,
	2006	2007	2008

Tax (provision) benefit at statutory rate	$(5,551)	$(3,413)	$9,758
State income tax (benefit), net of federal benefit	(934)	(428)	539
Effect of tax rates different than statutory	—	(191)	(283)
Nondeductible executive compensation	—	(129)	(46)
Impairment of goodwill and intangible assets	—	—	(4,626)
Valuation Allowances	—	—	(2,230)
Other	(157)	(168)	(200)

Net tax (expense) benefit	$(6,328)	$(4,329)	$2,912

Our consolidated effective tax rate for the years ended December 31, 2006, 2007 and 2008 were 39.9%, 44.5% and 10.4%, respectively. The decrease in the 2008 rate is due primarily to the tax effect of impairment and increase in the valuation allowance. The income tax benefit for the year ended December 31, 2008 includes a non-cash increase of the valuation allowance on federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

Balance at January 1, 2007	$719
Increases related to current year tax positions	94

Balance at January 1, 2008	813
Increases related to prior year tax positions	1,175
Increases related to current year tax positions	48
State taxes associated with FIN 48 items	124

Balance at December 31, 2008	$2,160

Included in the unrecognized tax benefits of $2.2 million at December 31, 2008 was $1.6 million of tax benefits that, if recognized, would reduce our annual effective tax rate and $523 thousand would be recognized as an adjustment to additional paid in capital on our consolidated balance sheet.

We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements, the accrual for estimated penalties on January 1, 2007, date of adoption, of $45 thousand was included as a component of other long-term liabilities in our consolidated balance sheet. No additional penalties were accrued in the years ended December 31, 2007 or 2008.

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. In the years ended December 31, 2007 and 2008, we have an accrual for estimated interest expense of $170 thousand and $391 thousand, respectively. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheet.

The company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2008, we were subject to examination in the U.S. federal tax jurisdiction for the 2000-2007 tax years, various state jurisdictions for the 1999-2007 tax years, and in the U.K. tax jurisdiction for the 2006-2007 tax years. Our income tax returns for the year ended 2005 are currently under examination.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the year ended December 31, 2009, we expect our unrecognized tax benefits to decrease by approximately $2.0 million.

14.	Related Party Transactions

Digital Matrix Systems, Inc.  — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as a board member of the Company.

In November 2001, we entered into a contract with DMS that provides for services that assist us in monitoring credit on a daily and quarterly basis for $20 thousand per month. In December 2004, we entered into a contract with DMS that provides for certain on-line credit analysis services. In January 2007, we amended those agreements into a single Software Services Schedule. In connection with these agreements, we paid monthly installments totaling $960 thousand, $865 thousand and $875 thousand for the years ended December 31, 2006, 2007 and 2008, respectively. These amounts are included within cost of revenue in the accompanying consolidated statements of operations.

On January 2, 2008, we entered into a professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. The initial term of the agreement is two years, with successive automatic renewal terms of two years, but is terminable without cause by either party upon 90 days notice to the other party. We are obligated to make future payments of $648 thousand under these contracts through 2009. As of December 31, 2007 and 2008, we owed $142 thousand to DMS.

RCS International, Inc.  A family member of our executive vice president of operations is the president of RCS International, Inc. (“RCS”). We have entered into a contract with RCS to assist us in our Canadian fulfillment operations. For the year ended December 31, 2007 and 2008, we paid $1.6 million and $2.0 million, respectively. As of December 31, 2007 and 2008, we owed $142 thousand and $38 thousand to RCS, respectively.

Lazard Freres & Co, LLC.  A managing director of Lazard Freres & Co (“Lazard”) serves as a board member of the Company. On May 30, 2007, we retained Lazard to act as investment banker to the Company in connection with possible strategic alternatives. For the years ended December 31, 2007 and 2008, we paid $100 thousand and $50 thousand to Lazard for these services, respectively. As of December 31, 2007 and 2008, there were no amounts due to or from Lazard.

Guard ID Systems, Inc.  We have a minority investment in Guard ID Systems, Inc. (“Guard ID”) and a commercial agreement to incorporate and market their product into own fraud and identity theft protection product offerings. For the year ended December 31, 2008, we paid $117 thousand to Guard ID . As of December 31, 2008, there were no amounts due to or from Guard ID.

15.	Debt and Other Financing

	December 31,	December 31,
	2007	2008
	(In thousands)

Term loan	$11,667	$21,583
Revolving line of credit	14,000	23,000
Note payable to CRG	900	900
Other	26	14

	26,593	45,497
Less current portion	(4,246)	(7,914)

Total long term debt	$22,347	$37,583

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011.

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which includes our consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.

In the first quarter of 2008, we borrowed $16.6 million under the term loan facility to acquire membership agreements from Citibank. As of December 31, 2008, the outstanding interest rate was 2.4% and principal balance under the credit agreement was $44.6 million.

As further described in Note 2, we entered into interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. As of December 31, 2008, the fair value of the interest rate swaps was $661 thousand related to the term loan and $602 thousand related to the revolving line of credit and these were recorded in other long term liabilities in the consolidated balance sheet. For the year ended December 31, 2008, the effective portion of the change in fair value of the term loan and line of credit interest rate swaps was $343 thousand and $360 thousand, respectively, and has been recorded in accumulated other comprehensive income in our consolidated balance sheet.

In addition, SI has an outstanding demand loan of $900 thousand with CRG at an average rate of 8.0%. Other notes outstanding of $14 thousand will be due in 2009.

Aggregate maturities are as follows (in thousands):

For the years ending December 31
2009	$7,014
2010	7,000
2011	30,583

$44,597
Demand loan	900

Total	$45,497

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain equipment. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
Twelve Months Ending December 31,	Leases	Leases
	(In thousands)

2009	$2,017	$704
2010	1,817	488
2011	1,880	309
2012	1,940	103
2013	2,380	—
Thereafter	7,351	—

Total minimum lease payments	$17,385	1,604

Less: amount representing interest		(181)

Present value of minimum lease payments		1,423
Less: current obligation		(637)

Long term obligations under capital lease		$786

There were no capital leases entered during the years ended December 31, 2006 and 2007. During 2008 we entered into a capital lease agreement for approximately $800 thousand for the purchase of fixed assets. The lease was classified as a capital lease pursuant to the criteria in SFAS No. 13. Accordingly, we recorded the lease liability at the fair market value of the underlying assets on our consolidated balance sheet.

In the year ended December 31, 2008 we entered into an operating lease in connection with the relocation of our headquarters. The new agreement is effective July 2009 and expires in ten years, subject to early termination provisions.

Rental expenses included in general and administrative expenses were $2.1 million, $2.6 million and $2.9 million for the years ended December 31, 2006, 2007 and 2008, respectively. The increase in rental expenses in the year ended December 31, 2008 compared to the year ended December 31, 2007 is due to additional business operations acquired in late 2007.

Legal Proceedings

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes, credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. A bench trial was held in the matter on February 10 and 11, 2009, and we are awaiting a decision from the Court.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that Screening International’s subsidiary, American Background Information Services, Inc. (“ABI”), makes prohibited use of California’s Megan Law website information during pre-employment background checks in violation of California law. The plaintiff seeks certification of a class on behalf of all individuals who have undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of compensatory and statutory damages, including attorneys’ fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California On November 7, 2008, ABI answered the complaint and denied any liability, and filed a motion for judgment on the pleadings in March 2009. As we do not believe a loss is probable or the amount is reasonably estimable, we have not accrued for this matter.

Other

We have entered into various software licenses, marketing and operational commitments for several years totaling $9.6 million as of December 31, 2008. As further described in Note 10, we make payments related to agreements with a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay a non-refundable license in exchange for a defined subscriber count of data usage and limited exclusivity rights. We are obligated to pay $3.0 million of minimum payments in 2009 and $4.5 million in 2010.

17.	Stockholders’ Equity

Share Repurchase

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares during the year ended December 31, 2006 or 2008. During 2007, we repurchased 102 thousand shares of our common stock at an aggregate investment of approximately $916 thousand.

Stock Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of December 31, 2008, we have 1.5 million shares remaining to issue. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of December 31, 2008, we have 670 thousand shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2.5 million shares of common stock. As of December 31, 2008, we have 571 thousand shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and/or restricted stock units. These awards generally vest over three and four years of continuous service and have ten year contractual terms.

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

Stock Options

Total stock based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2006, 2007 and 2008 was $177 thousand, $894 thousand and $1.9 million, respectively.

The following table summarizes the Company’s stock option activity:

	2006		2007		2008			Weighted
		Weighted		Weighted		Weighted		Average
		Average		Average		Average		Remaining
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Shares	Price	Shares	Price	Intrinsic Value	Term
								(In years)

Outstanding, beginning of year	3,987,117	$12.61	3,944,566	$13.10	3,839,274	$12.22
Granted	295,000	10.80	863,000	9.88	1,130,492	8.42
Canceled	(155,859)	14.18	(719,241)	14.69	(306,300)	11.19
Exercised	(181,692)	2.59	(249,051)	5.63	(66,360)	10.04

Outstanding, end of year	3,944,566	$12.88	3,839,274	$12.22	4,597,106	$11.41	$931	5.66

Exercisable at end of the year	3,624,056	$13.10	2,865,688	$12.97	2,970,940	$12.93	$931	3.97

The weighted average grant date fair value of options granted, based on the Black Scholes method, during the years December 31, 2006, 2007 and 2008 was $5.41, $5.97 and $3.56, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $1.3 million, $1.1 million and $490 thousand, respectively.

During the year ended December 31, 2006, we extended the contractual life of 37,500 fully vested share options held by one employee. Under SFAS No. 123(R), there was no additional compensation expense recognized.

As of December 31, 2008, there was $4.7 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average
Exercise Price	Shares	Contractual Term	Price	Shares	Exercise Price
		(In years)

$0 — $5.00	195,943	0.65	$.45	195,943	$.45
$5.01 — $10.00	2,278,109	7.32	8.69	729,867	8.38
$10.01 — $15.00	1,209,547	4.64	12.47	1,131,630	12.60
$15.01 — $20.00	629,096	5.37	16.99	629,096	16.99
Greater than $20.00	284,411	0.83	25.23	284,404	25.23

	4,597,106	5.66	$11.41	2,970,940	$12.93

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining
	Number of	Fair	Contractual
	RSUs	Value	Life
	(In thousands)		(In years)

Outstanding at December 31, 2006	459,000	9.43	2.2
Granted	336,000	9.90
Canceled	(132,728)	9.52
Vested	(93,760)	9.43

Outstanding at December 31, 2007	568,512	9.70	2.3
Granted	155,000	8.39
Canceled	(64,722)	6.52
Vested	(144,906)	9.61

Outstanding at December 31, 2008	513,884	$9.33	1.9

Total stock based compensation recognized for restricted stock units in our consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008 was $934 thousand, $1.8 million and $2.2 million, respectively.

As of December 31, 2008, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Non-Employee Options and Warrants — In December 2002, we granted options to purchase 33,296 shares of our common stock with an exercise price of $8.11 per share to external consultants. We are recognizing compensation expense for the fair value of these options of approximately $78,000 over a four year vesting period which commenced in 2003. We recognized compensation expense related to non-employee options $10 thousand for the year ended December 31, 2006.

18.	Employee Benefit Plan

In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covers substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. The 401(k) Plan provides for matching $0.50 per dollar on the first 6% of the employee’s contribution. Eligible employees vest in employer contributions 20% per year and are fully vested in five years. Expenses under the 401(k) Plan for the years ended December 31, 2006, 2007 and 2008 were $479 thousand, $712 thousand and $560 thousand, respectively.

19.	Major Clients

As discussed in Notes 1 and 2, we market credit monitoring service to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total revenue, is as follows:

	2006	2007	2008

American Express	7%	—	—
Capital One	13%	10%	7%
Citibank	14%	11%	8%
Discover	15%	13%	8%
Bank of America (includes MBNA)	13%	33%	48%

We believe that once a subscriber is obtained through our arrangements with our financial institution clients, the decision to continue the service is made by the subscriber; however, a decision to limit our access to its customers or the termination of an agreement by one of the financial institution clients could have an adverse effect on our financial condition and results of operations. Accounts receivable related to these customers totaled $15.4 million and $16.9 million at December 31, 2007 and 2008, respectively. As discussed in Note 6, we entered into a Services Transition Agreement with American Express signed in December 2005.

On February 29, 2008, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that, under the Omnibus Amendment to the Services Agreement, the authorizations given by customers to Intersections or Discover were obtained solely on behalf of Intersections, for the sole purpose of enabling Intersections to provide its credit monitoring services. Intersections further alleges that Discover has stated that its new credit monitoring provider will rely on the authorizations given to Intersections and not obtain new authorizations. Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. A bench trial was held in the matter on February 10 and 11, 2009, and we are awaiting a decision from the Court.

20.	Segment and Geographic Information

We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services reallocated from the Consumer Products and Services segment. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth segment information for the years ended December 31, 2006, 2007 and 2008:

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(In thousands)

Year Ended December 31, 2006
Revenue	$169,622	$24,109	$7,320	$201,051
Depreciation	8,085	576	—	8,661
Amortization	919	438	—	1,357
Income before income taxes and minority interest	10,594	1,304	3,963	15,861

Year Ended December 31, 2007
Revenue	$235,908	$29,508	$6,307	$271,723
Depreciation	8,144	900	37	9,081
Amortization	2,600	505	241	3,346
Income (loss) before income taxes and minority interest	12,362	(4,247)	1,629	9,744

Year Ended December 31, 2008
Revenue	$326,708	$27,843	$7,056	$361,607
Depreciation	8,411	946	15	9,372
Amortization	9,221	505	1,063	10,789
Income (loss) before income taxes and minority interest	9,291	(19,686)	(17,498)	(27,893)

As of December 31, 2007
Property, plant and equipment, net	$16,534	$2,145	$138	$18,817

Identifiable assets	$191,868	$12,869	$1,531	$206,268

As of December 31, 2008
Property, plant and equipment, net	$14,862	$2,004	$76	$16,942

Identifiable assets	$214,173	$(4,451)	$(8,093)	$201,629

Revenues and total assets by principal geographic areas are as follows:

	United States	United Kingdom	Other	Consolidated
	(In thousands)

Revenue
Year ended December 31, 2006	195,061	5,990	—	201,051
Year ended December 31, 2007	261,130	10,584	9	271,723
Year ended December 31, 2008	351,165	10,417	25	361,607
Total assets
As of December 31, 2007	196,419	9,976	(127)	206,268
As of December 31, 2008	200,717	1,947	(1,035)	201,629

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2007:
Revenue	$58,201	$65,105	$71,403	$77,014
Income from operations	552	1,811	2,847	3,976
Income before income taxes and minority interest	456	1,733	2,696	4,859
Net income	$484	$1,335	$1,724	$3,323
Year ended December 31, 2008:
Revenue	$85,894	$94,211	$93,415	$88,087
Income (loss) from operations	5,607	7,678	4,992	(42,119)
Income (loss) before income taxes and minority interest	5,124	7,049	4,060	(44,126)
Net income (loss)	$3,439	$4,352	$2,697	$(26,465)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	from	End of
Description	Period	Expenses	Allowance	Period

Year Ended December 31, 2008
Allowance for doubtful accounts	$36,696	$239,047	$41,144	$234,599
Year Ended December 31, 2007
Allowance for doubtful accounts	$38,392	$6,248	$7,944	$36,696
Year Ended December 31, 2006
Allowance for doubtful accounts	$106,638	$34,300	$102,546	$38,392

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name:     Michael R. Stanfield

Title:	Chief Executive Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ Madalyn C. Behneman Madalyn C. Behneman	Senior Vice President (Principal Financial and Accounting Officer)	March 16, 2009

/s/ John M. Albertine John M. Albertine	Director	March 16, 2009

/s/ Thomas G. Amato /s/ Thomas G. Amato	Director	March 16, 2009

/s/ James L. Kempner James L. Kempner	Director	March 16, 2009

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 16, 2009

/s/ David A. McGough David A. McGough	Director	March 16, 2009

/s/ Norman N. Mintz Norman N. Mintz	Director	March 16, 2009

/s/ William J. Wilson William J. Wilson	Director	March 16, 2009