Form 10-Q
period 2009-03-31
INTERSECTIONS INC
filed 2009-05-11
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of May 1, 2009 there were 18,545,903 shares of common stock, $0.01 par value, issued and 17,479,487 shares outstanding, with 1,066,416 shares of treasury stock.

Form 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands,
	except per share data)
	(unaudited)

Revenue	$87,269	$85,894
Operating expenses:
Marketing	15,029	12,194
Commissions	25,865	18,486
Cost of revenue	25,536	28,500
General and administrative	16,892	16,275
Depreciation	2,151	2,341
Amortization	2,407	2,489

Total operating expenses	87,880	80,285

(Loss) income from operations	(611)	5,609
Interest income	43	98
Interest expense	(149)	(565)
Other expense, net	(446)	(18)

(Loss) income before income taxes and noncontrolling interest	(1,163)	5,124
Income tax expense	(659)	(2,099)

Net (loss) income	(1,822)	3,025
Net loss attributable to noncontrolling interest	1,264	414

Net (loss) income attributable to Intersections, Inc.	$(558)	$3,439

Net (loss) income per share — basic	$(0.03)	$0.20
Net (loss) income per share — diluted	$(0.03)	$0.20
Weighted average common shares outstanding — basic	17,389	17,162
Weighted average common shares outstanding — diluted	17,389	17,475

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(In thousands,
	except par value)
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,964	$10,762
Short-term investments	4,955	4,955
Accounts receivable, net of allowance for doubtful accounts $208 (2009) and $235 (2008)	22,955	29,391
Prepaid expenses and other current assets	5,337	5,697
Income tax receivable	7,180	7,416
Deferred subscription solicitation costs	31,451	28,951

Total current assets	82,842	87,172

PROPERTY AND EQUIPMENT, net	16,495	16,942
LONG-TERM INVESTMENT	3,327	3,327
GOODWILL	52,888	53,102
INTANGIBLE ASSETS, net	29,623	32,030
OTHER ASSETS	11,280	9,056

TOTAL ASSETS	$196,455	$201,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,010	$7,014
Note payable to Control Risks Group Ltd.	900	900
Capital leases, current portion	776	637
Accounts payable	8,530	9,802
Accrued expenses and other current liabilities	16,954	15,843
Accrued payroll and employee benefits	3,364	4,998
Commissions payable	1,369	2,401
Deferred revenue	4,243	4,381
Deferred tax liability, net, current portion	9,565	7,535

Total current liabilities	52,711	53,511

LONG-TERM DEBT	35,833	37,583
OBLIGATIONS UNDER CAPITAL LEASE, less current portion	1,267	786
OTHER LONG-TERM LIABILITIES	3,091	4,686
DEFERRED TAX LIABILITY, net, less current portion	2,611	2,611

TOTAL LIABILITIES	95,513	99,177

STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,546 (2009) and 18,383 (2008); shares outstanding, 17,479 (2009) and 17,317 (2008)	185	184
Additional paid-in capital	103,725	103,544
Treasury stock, 1,067 shares at cost in 2009 and 2008	(9,516)	(9,516)
Retained earnings	7,822	8,380
Accumulated other comprehensive income (loss):
Cash flow hedge	(1,230)	(1,263)
Other	164	110

Total Intersections Inc. stockholders’ equity	101,150	101,439
Noncontrolling Interest	(208)	1,013

TOTAL STOCKHOLDERS’ EQUITY	100,942	102,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,455	$201,629

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2008 and the Three Months Ended March 31, 2008

							Accumulated	Total
	Common		Additional	Treasury			Other	Intersections Inc.		Total
	Stock		Paid-in	Stock		Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Income (Loss)	Earnings	Income (Loss)	Equity	Interest	Equity
	(In thousands)

BALANCE, DECEMBER 31, 2007	18,172	$182	$99,706	1,067	$(9,516)	$24,357	$119	$114,848	$10,024	$124,872

Issuance of common stock upon exercise of stock options & warrants	211	2	(343)	—	—	—	—	(341)	—	(341)
Share based compensation	—	—	4,069	—	—	—	—	4,069	—	4,069
Tax benefit of stock options exercised	—	—	112	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(15,977)	—	(15,977)	(9,004)	(24,981)
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	(9)	(7)	(16)
Cash flow hedge	—	—	—	—	—	—	(1,263)	(1,263)	—	(1,263)

Comprehensive Loss	—	—	—	—	—	—	—	(13,409)	(9,011)	(22,420)

BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options & warrants	163	1	(362)	—	—	—	—	(361)	—	(361)
Share based compensation	—	—	968	—	—	—	—	968	—	968
Tax benefit of stock options exercised	—	—	(425)	—	—	—	—	(425)	—	(425)
Net loss	—	—	—	—	—	(558)	—	(558)	(1,264)	(1,822)
Foreign currency translation adjustments	—	—	—	—	—	—	54	54	43	97
Cash flow hedge	—	—	—	—	—	—	33	33	—	33

Comprehensive Loss	—	—	—	—	—	—	—	(289)	(1,221)	(1,510)

BALANCE, MARCH 31, 2009	18,546	$185	$103,725	1,067	$(9,516)	$7,822	$(1,066)	$101,150	$(208)	$100,942

See notes to consolidated financial statements.

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)

Net (loss) income	$(1,822)	$3,025
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation	2,142	2,357
Amortization	2,407	2,489
Amortization of gain from sale leaseback	—	(16)
Loss on disposal of fixed assets	41	—
Amortization of debt issuance cost	23	24
Provision for doubtful accounts	(27)	4
Share based compensation	968	1,031
Amortization of deferred subscription solicitation costs	16,349	12,338
Deferred income tax, net	2,030	(202)
Goodwill impairment charges	214	—
Foreign currency transaction losses (gains), net	145	(9)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	6,446	2,004
Prepaid expenses and other current assets	28	1,542
Income tax receivable	236	2,142
Deferred subscription solicitation costs	(18,420)	(16,466)
Other assets	(2,343)	(931)
Accounts payable	(1,405)	3,237
Accrued expenses and other current liabilities	1,021	1,833
Accrued payroll and employee benefits	(1,627)	(1,756)
Commissions payable	(1,033)	2,274
Deferred revenue	(138)	464
Other long-term liabilities	(1,438)	371

Cash flows provided by operating activities	3,797	15,755

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(908)	(1,588)
Proceeds from sale of property and equipment	2
Cash paid in the acquisition of Net Enforcers, Inc.	—	(805)
Cash paid in the acquisition of intangible membership agreements	—	(30,176)

Cash flows used in investing activities	(906)	(32,569)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repayments under credit agreement	(1,750)	(2,031)
Tax benefit of stock options exercised	(425)	—
Capital lease payments	(130)	(272)
Borrowings under credit agreement	—	27,611
Debt issuance costs	—	(133)
Cash proceeds from stock options exercised	—	2
Withholding tax payment on vesting of restricted stock units	(360)	(517)

Cash flows (used in ) provided by financing activities	(2,665)	24,660

EFFECT OF EXCHANGE RATE ON CASH	(24)	(4)

INCREASE IN CASH AND CASH EQUIVALENTS	202	7,842
CASH AND CASH EQUIVALENTS — Beginning of period	10,762	19,780

CASH AND CASH EQUIVALENTS — End of period	$10,964	$27,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$426	$432

Cash paid for taxes	$2	$17

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$549	$—

Equipment additions accrued but not paid	$143	$253

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

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

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, as filed in our Annual Report on Form 10-K.

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our long-term investment consists of an investment in equity shares of a privately held company and is evaluated in accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). The investment is accounted for at cost on the condensed consolidated balance sheet. See Note 7, Long-Term Investments.

We evaluate impairment of investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, we consider both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as our intent and ability to hold investments that may have become temporarily or otherwise impaired. As of March 31, 2009, no indicators of impairment were identified.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process prescribed in SFAS No. 142, Goodwill and Other Intangible Assets. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. We have three reporting units: Consumer Products and Services, Background Screening and Other, which is consistent with our operating segments. As of March 31, 2009 goodwill resides in our Consumer Products and Services and Background Screening reporting units.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our condensed consolidated financial statements.

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

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We determined, in the first step of our goodwill impairment analysis performed as of October 31, 2008, that goodwill in the Background Screening and Other reporting units was impaired. Additionally, due to the deterioration in the general economic environment and our market capitalization subsequent to the performance of our initial impairment test, we concluded a triggering event had occurred indicating potential additional impairment as of December 31, 2008. As of December 31, 2008, we considered these current and expected future market conditions and estimated that the remaining goodwill in our Other reporting unit was impaired. Based upon preliminary calculations, we recorded a preliminary estimate of $13.7 million and $12.6 million for the impairment charge in our consolidated statement of operations for the year ended December 31, 2008 for our Background Screening and Other segment, respectively. During the three months ended March 31, 2009, we finalized our calculations for step two of the goodwill impairment test. Based on this analysis, we recorded an additional impairment charge of $214 thousand in our Background Screening segment.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We review long-lived assets, including finite-lived intangible assets, property and equipment and other long term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long lived Assets. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting our analysis, we compared the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

Intangible assets subject to amortization include trademarks and customer, marketing and technology related intangibles. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

During the three months ended March 31, 2009, we did not record any additional impairment for long-lived assets.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires us to recognize all derivative instruments on the balance sheet at fair value, and contains accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying condensed consolidated balance sheet. The ineffective portion of the interest rate swaps, if any, is recorded in interest expense in the accompanying condensed consolidated statements of operations.

We have interest rate swaps on our outstanding term loan and a portion of our outstanding revolving line of credit, which have initial notional amounts of $28.0 million and $15.0 million, respectively (See also Note 13 to our condensed consolidated financial statements). The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (1.5% at March 31, 2009) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (1.5% at March 31, 2009) to a fixed rate of 3.4% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortized to $10.0 million in the three months ended March 31, 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the three months ended March 31, 2009 and 2008, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statements of operations.

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

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the financial instruments that are not accounted for under SFAS No. 157, which consist primarily of cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments.

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

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis.

The amount of revenue recorded by us is also determined in accordance with Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2009 and December 31, 2008 totaled $2.0 million and $1.6 million, respectively, and is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

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

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets on our condensed consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets in our condensed consolidated balance sheet. Amortization is included in commissions expense in our condensed consolidated statement of operations.

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

We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per share are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans, our restricted stock and warrants.

For the three months ended March 31, 2008, options to purchase 4.6 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. Diluted net loss per common share for the three months ended March 31, 2009 excludes 5.3 million options to purchase common shares because they do not have a dilutive effect due to our loss from continuing operations. These shares could dilute earnings per share in the future.

A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)

Net (loss) income available to common shareholders — basic and diluted	$(558)	$3,439

Weighted average common shares outstanding — basic	17,389	17,162
Dilutive effect of common stock equivalents	—	313

Weighted average common shares outstanding — diluted	17,389	17,475

(Loss) income per common share:
Basic	$(0.03)	$0.20
Diluted	$(0.03)	$0.20

3.	New Accounting Standards

Recently Adopted Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). In February 2008, the FASB issued FASB Staff Position 157-2 that deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least annually). We adopted SFAS 157 as of January 1, 2009, the beginning of our current fiscal year. See “Note 5. Fair Value” to our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, requires that purchases or sales of subsidiaries’ equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. We have modified the presentation of our noncontrolling interest in our consolidated financial position, results of operations, and cash flows in accordance with SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009, and have included the additional disclosures. See “Note 13 — Derivatives” to our Condensed Consolidated Financial Statements. SFAS 161 applies only to financial statement disclosures, therefore it did not have an impact on our consolidated financial position, results of operations, and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. This FSP requires all presented prior-period earnings per share data to be adjusted. We have implemented FSP 03-6 which did not have a material impact to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We have implemented SFAS 141(R) which did not have a material impact to our consolidated financial statements.

Recently Issued Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and APB 28-1 (“FSP 107-1”). FSP 107-1 amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim and annual periods ending after

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 15, 2009, with early adoption permitted. We will adopt the provisions of FSP FAS No. 107-1 as of June 30, 2009 and do not expect a material impact to our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. (“FSP”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009 and shall be applied prospectively. We will adopt the provisions of FSP No. 157-4 as of June 30, 2009 and do not anticipate a material impact to our consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), which reinstates the requirements under FAS 141 for recognizing and measuring pre-acquisition contingencies in a business combination. FSP 141R-1 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. FSP 141R-1 does not prescribe specific accounting for subsequent measurement and accounting for contingencies. We are currently evaluating the impact of FSP 141(R)-1, if any, on our consolidated statements of operations.

4.	Business Acquisitions

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

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The $11.2 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes. The goodwill related to this asset group was fully impaired during the year ended December 31, 2008.

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

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The $1.4 million of goodwill was assigned to the Other segment. The total amount is expected to be deductible for income tax purposes. The goodwill related to this asset group was fully impaired in the year ended December 31, 2008.

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

5.	Fair Value Measurement

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

Fair value hierarchy of our marketable securities and interest rate swap contracts at fair value in connection with our adoption of SFAS No. 157 (in thousands):

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
US Treasury bills	$4,955	$4,955	$—	$—
Liabilities:
Interest rate swap contracts	$1,230	$—	$1,230	$—

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the provisions of SFAS No. 142 we recorded additional impairment charge for the three months ended March 31, 2009 in the completion of the second step of the impairment analysis. Our goodwill balance at March 31, 2009 was written down to its implied fair value of $52.8 million.

Fair value hierarchy of our goodwill in connection with our adoption of SFAS No. 157 (in thousands):

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
	March 31,	Identical Assets	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Goodwill	$52,888	$—	$—	$52,888	$(214)

6.	Deferred Subscription Solicitation and Commission Costs

Deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008, were $38.4 million and $36.4 million, which includes $7.0 million and $7.4 million reported in other assets, respectively. The short-term portion of prepaid commissions is approximately $7.5 million and $8.2 million as of March 31, 2009 and December 31, 2008, respectively, and is included in deferred subscription solicitation costs in our condensed consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statement of operations, for the three months ended March 31, 2009 and 2008 were $16.3 million and $12.3 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our condensed consolidated statement of operations, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the three months ended March 31, 2009 and 2008 were $3.4 million and $802 thousand, respectively.

7.	Goodwill and Intangible Assets

As further described in Note 2, changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Other	Total

Balance, January 1, 2009
Goodwill	$43,235	$23,583	$12,632	$79,450
Accumulated impairment losses	—	(13,716)	(12,632)	(26,348)

	43,235	9,867	—	53,102
Impairment	—	(214)	—	(214)

Balance, March 31, 2009	$43,235	$9,653	$—	$52,888

We determined, in the first step of our goodwill impairment analysis, that goodwill in the Background Screening and Other reporting units was impaired. In the second step, the measurement of the impairment, we hypothetically applied purchase accounting to the reporting units using the fair values from the first step. Based upon preliminary calculations, we recorded a preliminary estimate of $13.7 million and $12.6 million, for the impairment charge in our consolidated statements of operations for the year ended December 31, 2008 for our Background Screening and Other segment, respectively. During the three months ended March 31, 2009, we finalized our calculation for step two of the goodwill impairment test. Based on this analysis, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit.

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles consisted of the following (in thousands):

	March 31, 2009
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortizable intangible assets:
Customer related	$40,857	$(13,566)	$27,291
Marketing related	3,553	(2,652)	901
Technology related	2,796	(1,365)	1,431

Total amortizable intangible assets	$47,206	$(17,583)	$29,623

	December 31, 2008
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortizable intangible assets:
Customer related	$40,857	$(11,575)	$29,282
Marketing related	3,553	(2,392)	1,161
Technology related	2,796	(1,209)	1,587

Total amortizable intangible assets	$47,206	$(15,176)	$32,030

In the year ended December 31, 2008 we recorded impairment of $2.6 million to certain intangible assets. The gross carrying amount and accumulated amortization have been adjusted to reflect the impairment. Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2009 and 2008, we incurred aggregate amortization expense of $2.4 million and $2.5 million, respectively, which was included in amortization expense on the condensed consolidated statements of operations.

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2009	$5,838
2010	5,947
2011	4,493
2012	3,307
2013	2,748
Thereafter	7,290

$29,623

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Assets

The components of our other assets are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)

Prepaid royalty payments	$63	$75
Prepaid contracts	2,052	70
Escrow receivable	473	501
Prepaid commissions	6,982	7,412
Other	1,710	998

	$11,280	$9,056

During the three months ended March 31, 2009, we entered into an agreement with a data provider to receive data and other information for use in our consumer services. Under this agreement we made a non-refundable payment for usage of the data and analytics.

9.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)

Accrued marketing	$4,003	$2,908
Accrued cost of sales, including credit bureau costs	5,675	5,195
Accrued general and administrative expense and professional fees	4,391	5,121
Insurance premiums	1,968	1,610
Other	917	1,009

	$16,954	$15,843

10.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)

Accrued payroll	$1,909	$3,466
Accrued benefits	1,448	1,508
Other	7	24

	$3,364	$4,998

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain equipment. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)

For the remaining nine months ending December 31, 2009	$1,385	$735
For the years ending December 31:
2010	1,817	784
2011	1,880	605
2012	1,940	232
2013	2,380	—
2014	2,001	—
Thereafter	5,350	—

Total minimum lease payments	$16,753	2,356

Less: amount representing interest		(313)

Present value of minimum lease payments		2,043
Less: current obligation		(776)

Long term obligations under capital lease		$1,267

During the three months ended March 31, 2009 we entered into an additional capital lease agreement for approximately $750 thousand.

Rental expenses included in general and administrative expenses were $632 thousand and $762 thousand for the three months ended March 31, 2009 and 2008, respectively.

Legal Proceedings

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. On April 25, 2008, the court denied Discover’s motion to dismiss our claims. We and Discover each have filed cross-motions for summary judgment, and the Court denied both parties’ motions. Trial was held on February 10 and 11, 2009, and on or about May 5, 2009, the Court entered an order providing that the credit report authorizations may be used exclusively by Intersections.

On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Screening International’s subsidiary, American Background Information Services, Inc. (ABI), makes prohibited use of California’s Megan Law website information during pre-employment background checks in violation of California law. The plaintiff seeks certification of a class on behalf of all individuals who have undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of compensatory and statutory damages, including attorneys’ fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California. On November 7, 2008, ABI answered the complaint and denied any liability. On April 8, 2009, the Court entered judgment on the pleadings in favor of ABI and dismissed plaintiff’s complaint.

12.	Debt and Other Financing

	March 31,	December 31,
	2009	2008
	(In thousands)

Term loan	$19,833	$21,583
Revolving line of credit	23,000	23,000
Note payable to CRG	900	900
Other	10	14

	43,743	45,497
Less current portion	(7,910)	(7,914)

Total long term debt	$35,833	$37,583

On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011.

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

In 2008, we borrowed $16.6 million under the term loan facility to acquire membership agreements from Citibank. As of March 31, 2009, the outstanding interest rate was 1.5% and principal balance under the Credit Agreement was $42.8 million.

As further described in Note 2, we entered into interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. See Note 13 to our condensed consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, SI has an outstanding demand loan of $900 thousand with CRG at an average rate of 8.0%. Other notes outstanding of $10 thousand are due in the remaining months of 2009.

13.	Derivative Financial Instruments

Risk Management Strategy

We maintain an interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. As of March 31, 2009, the interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have notional amounts of $21.0 million and $10.0 million, respectively. Although we use derivatives to minimize interest rate risk, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates. Credit risk is the risk that our counterparty will not perform its obligations under the contracts and it is limited to the loss of fair value gain in a derivative that the counterparty owes us. We are in liability position to the counterparty and, therefore, have limited credit risk exposure to the counterparty. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution.

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Derivative Financial Statement Impact

As of March 31, 2009 and December 31, 2008 our interest rate contracts had a fair value of $1,230 and $1,263, respectively which is included in Other Long-Term Liabilities on our condensed consolidated balance sheet. The following table summarizes the impact of derivative instruments on our consolidated statement of operations.

The Effect of Derivative Instruments on the Statement of Operations

						Amount of Gain or (Loss)
						Reclassified from
			Amount of (Loss)			Accumulated OCI into
Derivative in SFAS	Amount of Gain or (Loss)		Reclassified from			Income (Ineffective
No. 133 Cash Flow	Recognized in OCI on		Accumulated OCI into			Portion and Amount
Hedge Relationships	Derivative (Effective		Income (Effective			Excluded from
Three Months Ended	Portion)		Portion)			Effectiveness Testing)
March 31	2009	2008	2009	2008		2009	2008
	In thousands of dollars

Interest rate contracts	$33	$(45)	$(245)	$(6)		$—	$—

Total	$33	$(45)	$(245)	$(6	)(1)	$—	$—

(1)	Gain or (Loss) Reclassified from Accumulated OCI into income for the effective portion of the cash flow hedge is recorded in interest expense in the statement of operations.

14.	Income Taxes

Our effective tax rate for the three months ended March 31, 2009 and 2008 was (56.7%) and 41.0%, respectively. The change is primarily due to the losses incurred in the Background Screening segment which are not expected to result in a future tax benefit. We have a valuation allowance against the deferred tax assets of our Background Screening segment.

In addition, the Company’s FIN 48 liability decreased by approximately $1.2 million related to timing of certain accruals. The decrease does not affect the effective tax rate.

15.	Stockholders’ Equity

Share Repurchase

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares in the three months ended March 31, 2009 and 2008.

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of March 31, 2009, we have

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.5 million shares remaining to issue. We do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of March 31, 2009, we have no shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the authorization to issue 2.5 million shares of common stock. As of March 31, 2009, we have no shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over three and four years of continuous service.

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

Total share-based compensation expense included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 was $968 thousand and $1.0 million, respectively.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	56.0%	38.0%
Risk free interest rate	2.0%	3.1%
Expected life of options	6.2 years	6.2 years

Expected Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2009 and 2008 were zero.

Expected Volatility.  The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as described in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, as well as our historical share price volatility.

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Term.  The expected term of options granted during the three months ended March 31, 2009 and 2008 was determined under the simplified calculation provided in SAB No. 107, as amended by SAB No. 110 ((vesting term + original contractual term)/2). For the majority of grants valued during the three months ended March 31, 2009 and 2008, the options had graded vesting over 3 and 4 years (equal vesting of options annually) and the contractual term was 10 years.

Stock Options

Total share based compensation expense recognized for stock options, which is included in general and administrative expense on our condensed consolidated statement of operations, for the three months ended March 31, 2009 and 2008 was $483 thousand and $494 thousand, respectively.

The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)

Outstanding at December 31, 2008	4,597,106	$11.41
Granted	733,054	5.48
Canceled	(73,149)	11.19
Outstanding at March 31, 2009	5,257,011	$10.66	$956	6.11

Exercisable at March 31, 2009	3,306,222	$12.45	$956	4.30

The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the three months ended March 31, 2009 and 2008 was $2.99 and $3.58, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. There were no options exercised in the three months ended March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $33 thousand.

As of March 31, 2009, there was $6.2 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expense on our condensed consolidated statement of operations, for the three months ended March 31, 2009 and 2008 was $485 thousand and $537 thousand.

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life
			(In years)

Outstanding at December 31, 2008	513,884	$9.33
Granted	582,675	5.48
Canceled	(78,346)	9.41
Vested	(162,371)	9.41

Outstanding at March 31, 2009	855,842	$5.67	3.44

As of March 31, 2009, there was $5.2 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

16.	Segment and Geographic Information

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

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth segment information for the three months ended March 31, 2009 and 2008:

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(In thousands)

Three Months Ended March 31, 2009
Revenue	$81,192	$4,435	$1,642	$87,269
Depreciation	1,925	218	8	2,151
Amortization	2,157	126	124	2,407
Income (loss) before income taxes and noncontrolling interest	$1,815	$(2,691)	$(287)	$(1,163)
Three Months Ended March 31, 2008
Revenue	$77,434	$6,821	$1,639	$85,894
Depreciation	2,098	243	—	2,341
Amortization	2,065	126	298	2,489
Income (loss) before income taxes and noncontrolling interest	$7,118	$(1,442)	$(552)	$5,124
As of March 31, 2009
Property, plant and equipment, net	$14,373	$2,053	$69	$16,495
Identifiable assets	$211,388	$(7,038)	$(7,895)	$196,455
As of December 31, 2008
Property, plant and equipment, net	$14,862	$2,004	$76	$16,942
Identifiable assets	$214,173	$(4,451)	$(8,093)	$201,629

Information concerning the revenues and total assets of principal geographic areas is as follows:

	United	United
	States	Kingdom	Other	Consolidated
	(In thousands)

Revenue
For the three months ended March 31, 2009	$86,177	$1,043	$49	$87,269
For the three months ended March 31, 2008	83,688	2,192	14	85,894
Total assets
As of March 31, 2009	$197,814	$(148)	$(1,211)	$196,455
As of December 31, 2008	200,717	1,947	(1,035)	201,629

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, general economic conditions, including the possibility of a severe recession in the U.S. and a worldwide economic slowdown, recent disruptions to the credit and financial markets in the U.S. and worldwide, economic conditions specific to our financial institutions clients, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.

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

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We anticipate this trend of our company-funded marketing programs continuing in the remaining months of 2009, particularly as our financial institution clients continue to request that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers. We expect this trend to continue for the foreseeable future until the financial markets and the general economy start to recover.

We expanded our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We expect to continue our own investment in marketing in the remaining months of 2009 with existing and new clients and expand our direct to consumer business.

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

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. On April 25, 2008, the court denied Discover’s motion to dismiss our claims. We and Discover each have filed cross-motions for summary judgment, and the Court denied both parties’ motions. Trial was held on February 10 and 11, 2009, and on or about May 5, 2009, the Court entered an order providing that the credit report authorizations may be used exclusively by Intersections.

On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that Screening International’s subsidiary, American Background Information Services, Inc. (“ABI”), makes prohibited use of California’s Megan Law website information during pre-employment background checks in violation of California law. The plaintiff seeks certification of a class on behalf of all individuals who have undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of compensatory and statutory damages, including attorneys’ fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California. On November 7, 2008, ABI answered the complaint and denied any liability, and filed a motion for judgment on the pleadings in March 2009. On April 8, 2009, the Court entered judgment on the pleadings in favor of ABI and dismissed plaintiff’s complaint.

The following table details other selected subscriber and financial data.

Other Data (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Subscribers at beginning of period	4,730	5,259
New subscribers — indirect	210	585
New subscribers — direct(1)	549	562
Cancelled subscribers within first 90 days of subscription	(216)	(287)
Cancelled subscribers after first 90 days of subscription	(737)	(569)

Subscribers at end of period	4,536	5,550

Total revenue	$87,269	$85,894
Revenue from transactional sales	(5,781)	(8,640)
Revenue from lost/stolen credit card registry	(9)	(9)

Subscription revenue	$81,479	$77,245

Marketing and commissions	$40,894	$30,680
Commissions paid on transactional sales	(1)	(2)
Commissions paid on lost/stolen credit card registry	(23)	(10)

Marketing and commissions associated with subscription revenue	$40,870	$30,668

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

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

Our long-term investment consists of an investment in equity shares of a privately held company and is evaluated in accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). The investment is accounted for at cost on the condensed consolidated balance sheet. See Note 7, Long-Term Investments.

We evaluate impairment of investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, we consider both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as our intent and ability to hold investments that may have become temporarily or otherwise impaired. As of March 31, 2009, no indicators of impairment were identified.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process prescribed in SFAS No. 142, Goodwill and Other Intangible Assets. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. We have three reporting units: Consumer Products and Services, Background Screening and Other, which is consistent with our operating segments. As of March 31, 2009 goodwill resides in our Consumer Products and Services and Background Screening reporting units.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our condensed consolidated financial statements.

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

We determined, in the first step of our goodwill impairment analysis performed as of October 31, 2008, that goodwill in the Background Screening and Other reporting units was impaired. Additionally, due to the deterioration in the general economic environment and our market capitalization subsequent to the performance of our initial impairment test, we concluded a triggering event had occurred indicating potential additional impairment as of December 31, 2008. As of December 31, 2008, we considered these current and expected future market conditions and estimated that the remaining goodwill in our Other reporting unit was impaired. Based upon preliminary calculations, we recorded a preliminary estimate of $13.7 million and $12.6 million for the impairment charge in our consolidated statement of operations for the year ended December 31, 2008 for our Background Screening and Other segment, respectively. During the three months ended March 31, 2009, we finalized our calculations for step two of the goodwill impairment test. Based on this analysis, we recorded an additional impairment charge of $214 thousand in our Background Screening segment.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We review long-lived assets, including finite-lived intangible assets, property and equipment and other long term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long lived Assets. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting our analysis, we compared the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

Intangible assets subject to amortization include trademarks and customer, marketing and technology related. Such intangible assets, excluding customer related, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires us to recognize all derivative instruments on the balance sheet at fair value, and contains accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying condensed consolidated balance sheet. The ineffective portion of the interest rate swaps, if any, is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

For the financial instruments that are not accounted for under SFAS No. 157, which consist primarily of cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments.

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

The amount of revenue recorded by us is also determined in accordance with Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets on our condensed consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets on our condensed consolidated balance sheet. Amortization is included in commissions expense in our condensed consolidated statement of operations.

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

Recently Adopted Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). In February 2008, the FASB issued FASB Staff Position 157-2 that deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted SFAS 157 as of January 1, 2009, the beginning of our current fiscal year. See “Note 5. Fair Value” to our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, requires that purchases or sales of subsidiaries’ equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. We have modified the presentation of our noncontrolling interest in our consolidated financial position, results of operations, and cash flows in accordance with SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009, and have included the additional disclosures. See “Note 13 — Derivatives” to our Condensed Consolidated Financial Statements. SFAS 161 applies only to financial statement disclosures, therefore it did not have an impact on our consolidated financial position, results of operations, and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. This FSP requires all presented prior-period earnings per share data to be adjusted. We have implemented FSP 03-6 which did not have a material impact to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We have implemented SFAS 141(R) which did not have a material impact to our consolidated financial statements.

Recently Issued Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and APB 28-1 (“FSP 107-1”). FSP 107-1 amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We will adopt the provisions of FSP FAS No. 107-1 as of June 30, 2009 and do not expect a material impact to our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. (“FSP”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009 and shall be applied prospectively. We will adopt the provisions of FSP No. 157-4 as of June 30, 2009 and do not anticipate a material impact to our consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), which reinstates the requirements under FAS 141 for recognizing and measuring pre-acquisition contingencies in a business combination. FSP 141R-1 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. FSP 141R-1 does not prescribe specific accounting for subsequent measurement and accounting for contingencies. We are currently evaluating the impact of FSP 141(R)-1, if any, on our consolidated statements of operations.

Trends Related to the Current Economic Environment

We anticipate the recessionary economy to continue to have the following three principal effects on our business: We expect new card issuances at our financial institution clients to slow, which in turn translates into a softening of revenue for our Consumer Products and Services segment. We also expect charge or credit card delinquencies and card cancellations to increase, which might result in the increased cancellation of certain of our services. Our relationships with some financial institution clients may change to more direct marketing arrangements as they look more for outside sources to fund partner programs and invest in marketing, which can present both opportunities and challenges to us. This may require additional cash, which may not be available to us. The consolidation of the major financial institutions and turbulence with the financial services market will also have an impact. The global slowdown in hiring will continue to reduce the volume of purchases of background screening reports, which will continue to reduce revenue in our Background Screening segment. Reductions in external spending by financial institutions and corporations may reduce case volumes and increase cancellation rates in our Other segment.

Results of Operations

We operate in three primary business segments: Consumer Products and Services, Background Screening, and Other. In 2008, we changed our segment reporting by realigning a portion of the Consumer Products and Services segment into the Other segment. The Other segment now contains breach response and identify theft referral services previously accounted for in the Consumer Products and Services segment. The change in business segments was determined based on how our senior management analyzed, evaluated, and operated our global operations beginning in the three months ended June 30, 2008.

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

As a result, we have modified the way we manage our business to utilize operating income (loss) information to evaluate the performance of our business segments and to allocate resources to them. We have recasted the results of our business segment data for the three months ended March 31, 2008 into the new business segments for comparability with current presentation.

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008 (in thousands):

The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated

Three Months Ended March 31, 2009
Revenue	$81,192	$4,435	$1,642	$87,269
Operating expenses:
Marketing	15,029	—	—	15,029
Commissions	25,746	—	119	25,865
Cost of revenue	21,729	3,154	653	25,536
General and administrative	12,411	3,455	1,026	16,892
Depreciation	1,925	218	8	2,151
Amortization	2,157	126	124	2,407

Total operating expenses	78,997	6,953	1,930	87,880

Income (loss) from operations	$2,195	$(2,518)	$(288)	$(611)

Three Months Ended March 31, 2008
Revenue	$77,434	$6,821	$1,639	$85,894
Operating expenses:
Marketing	12,194	—	—	12,194
Commissions	18,366	—	120	18,486
Cost of revenue	23,978	3,870	652	28,500
General and administrative	11,137	4,016	1,122	16,275
Depreciation	2,098	243	—	2,341
Amortization	2,065	126	298	2,489

Total operating expenses	69,838	8,255	2,192	80,285

Income (loss) from operations	$7,596	$(1,434)	$(553)	$5,609

Consumer Products and Services Segment

Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance.

	Three Months Ended March 31,
	2009	2008	Difference	%

Revenue	$81,192	$77,434	$3,758	4.9%
Operating expenses:
Marketing	15,029	12,194	2,835	23.3%
Commissions	25,746	18,366	7,380	40.2%
Cost of revenue	21,729	23,978	(2,249)	(9.4)%
General and administrative	12,411	11,137	1,274	11.4%
Depreciation	1,925	2,098	(173)	(8.3)%
Amortization	2,157	2,065	92	4.5%

Total operating expenses	78,997	69,838	9,159	13.1%

Income from operations	$2,195	$7,596	$(5,401)	(71.1)%

Revenue.  Revenue increased 4.9% to $81.2 million for the three months ended March 31, 2009 from $77.4 million for the three months ended March 31, 2008. This increase is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct customer marketing arrangements to revenue from indirect customers and increased revenue from products and services marketed directly to consumer. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 87.0% for the three months ended March 31, 2009 from 73.7% in the three months ended March 31, 2008

The increase in revenue was partially offset by the loss of subscribers from our wholesale relationship with Discover. In addition, revenue in the three months ended March 31, 2009 was impacted by a reduction in subscriber additions due primarily to a slowdown in card issuances with our major financial institution partners related to the current economic conditions. Total subscriber additions for the three months ended March 31, 2009 were 759 thousand compared 1.1 million in the three months ended March 31, 2008 and to 800 thousand in the three months ended December 31, 2008 and.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	March 31,
	2009	2008

Percentage of subscribers from direct marketing arrangements to total subscribers	57.5%	37.9%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	72.3%	49.0%
Percentage of revenue from direct marketing arrangements to total subscription revenue	87.0%	73.7%

Marketing Expenses.  Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expenses increased 23.3% to $15.0 million for the three months ended March 31, 2009 from $12.2 million for the three months ended March 31, 2008. The increase in marketing is primarily a result of our continued investment in our Consumer Direct business as well as direct marketing arrangements. Amortization of deferred subscription solicitation costs related to marketing for the three months ended March 31, 2009 and 2008 were $11.6 million and $11.4 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the three months ended March 31, 2009 and 2008 were $3.4 million and $802 thousand, respectively.

As a percentage of revenue, marketing expenses increased to 18.5% for the three months ended March 31, 2009 from 15.8% for the three months ended March 31, 2008.

Commission Expenses.  Commission expenses consist of commissions paid to our clients. Commission expenses increased 40.2% to $25.7 million for the three months ended March 31, 2009 from $18.4 million for the three months ended March 31, 2008. The increase is related to an increase in sales and subscribers from our direct marketing arrangements.

As a percentage of revenue, commission expenses increased to 31.7% for three months ended March 31, 2009 from 23.7% for three months ended March 31, 2008 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients. We expect commissions expenses, as a percentage of revenue, to continue to increase as we continue to increase our direct marketing arrangements.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. Cost of revenue decreased 9.4% to $21.7 million for the three months ended March 31, 2009 from $24.0 million for the three months ended March 31, 2008. The decrease in cost of revenue was attributed mainly to a $1.3 million decrease in data costs and a $537 thousand reduction in fulfillment volumes, partially offset by increased customer service costs to support the current subscriber base.

As a percentage of revenue, cost of revenue was 26.8% for the three months ended March 31, 2009 compared to 31.0% for the three months ended March 31, 2008, as the result of an increase to direct revenue and the reduction in costs explained above.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and administrative expenses increased 11.4% to $12.4 million for the three months ended March 31, 2009 from $11.1 million for the three months ended March 31, 2008. The increase in general and administrative expenses is primarily related to increased payroll and outside services.

As a percentage of revenue, general and administrative expenses increased to 15.3% for the three months ended March 31, 2009 from 14.3% for the three months ended March 31, 2008.

Depreciation.  Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

As a percentage of revenue, depreciation expenses decreased to 2.4% for the three months ended March 31, 2009 from 2.7% for the three months ended March 31, 2008.

Amortization.  Amortization expenses consist primarily of the amortization of our intangible assets. Amortization increased slightly to $2.2 million for the three months ended March 31, 2009 from $2.1 million for the three months ended March 31, 2008

As a percentage of revenue, amortization expenses remained unchanged at 2.7% for the three months ended March 31, 2009 and 2008.

Background Screening Segment

Our Background Screening segment consists of the personnel and vendor background screening services provided by SI.

	Three Months Ended March 31,
	2009	2008	Difference	%

Revenue	$4,435	$6,821	$(2,386)	(35.0)%
Operating expenses:
Cost of revenue	3,154	3,870	(716)	(18.5)%
General and administrative	3,455	4,016	(561)	(14.0)%
Depreciation	218	243	(25)	(10.3)%
Amortization	126	126	—	—

Total operating expenses	6,953	8,255	(1,302)	(15.8)%

Loss from operations	$(2,518)	$(1,434)	$(1,084)	(75.6)%

Revenue.  Revenue decreased 35.0% to $4.4 million for the three months ended March 31, 2009 from $6.8 million for the three months ended March 31, 2008. The revenue decrease is primarily attributable to a reduction in domestic revenue of $1.2 million and a reduction in UK revenue of $1.2 million. The reduction in revenue is primarily due to a decrease in volume, the general economic slowdown has reduced overall hiring by our clients and, accordingly, the demand for our services. We anticipate this trend will continue for the remaining months of 2009 and possibly beyond until the economy starts to recover.

Cost of Revenue.  Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue decreased 18.5% to $3.2 million for the three months ended March 31, 2009 from $3.9 million for the three months ended March 31, 2008. Cost of revenue decreased due to a reduction of $688 thousand in consultant access and database fees and reductions of $138 thousand in domestic labor cost. These reductions were partially offset by increased labor cost in the UK of $96 thousand related to the increased use of outsourced labor.

As a percentage of revenue, cost of revenue was 71.1% for the three months ended March 31, 2009 compared to 56.7% for the three months ended March 31, 2008.

General and Administrative Expenses.  General and administrative expenses consist of personnel, professional services and facilities expenses associated with our sales, marketing, information technology, finance, human resources and account management functions. General and administrative expenses decreased 14.0% to $3.5 million for the three months ended March 31, 2009 from $4.0 million for the three months ended March 31, 2008. The decrease in general and administrative expenses is primarily attributable to a one time severance expense of $250 thousand paid during the three months ended March 31, 2008 and reduction in professional fees of $173 thousand. These reductions were partially offset by an additional non-cash goodwill impairment change of $214 thousand as a result of the completion of the second step of the goodwill impairment process during the three months ended March 31, 2009.

As a percentage of revenue, general and administrative expenses increased to 77.9% for the year ended March 31, 2009 from 58.9% for the year ended March 31, 2008.

Depreciation.  Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense decreased 10.3% to $218 thousand for the three months ended March 31, 2009 from $243 thousand for the three months ended March 31, 2008. Depreciation expense has decreased due to reduced capital expenditures as well as asset disposals.

As a percentage of revenue, depreciation expenses increased to 4.9% for the three months ended March 31, 2009 from 3.6% for the three months ended March 31, 2007.

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

	Three Months Ended March 31,
	2009	2008	Difference	%

Revenue	$1,642	$1,639	$3	0.2%
Operating expenses:
Commissions	119	120	(1)	0.8%
Cost of revenue	653	652	1	0.2%
General and administrative	1,026	1,122	(96)	(8.6)%
Depreciation	8	—	8	100%
Amortization	124	298	(174)	(58.4)%

Total operating expenses	1,930	2,192	(262)	(12.0)%

(Loss) income from operations	$(288)	$(553)	$265	47.9%

Revenue.  Revenue was relatively unchanged in the three months ended March 31, 2009 from the three months ended March 31, 2008. The general economic slowdown has negatively impacted sales at Net Enforcers. We anticipate this trend continuing for the remaining months of 2009 and possibly beyond. We are attempting to make reductions in our costs to offset the declining revenue in this segment.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. The cost of revenue was unchanged for the three months ended March 31, 2009 from the three months ended March 31, 2008.

As a percentage of revenue, cost of revenue was 39.8% for the three months ended March 31, 2009 and 2008.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. General and administrative expenses decreased by 8.6% for the three months ended March 31, 2009 from the three months ended March 31, 2008.

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

As a percentage of revenue, general and administrative expenses decreased to 62.5% for the three months ended March 31, 2009 from 68.5% for the three months ended March 31, 2008.

Amortization.  Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased 58.4% primarily due to the reduction in amortization expenses in the three months ended March 31, 2009 from an impairment charge in the fourth quarter of 2008 for customer, marketing and technology related intangible assets at our subsidiary Net Enforcers.

As a percentage of revenue, amortization expenses decreased to 7.7% for the three months ended March 31, 2009 from 18.2% for the three months ended March 31, 2008.

Interest Income

Interest income decreased 56.1% to $43 thousand for the three months ended March 31, 2009 from $98 thousand for the three months ended March 31, 2008. This is primarily attributable to a decline in the interest rate on our investments, as well as a reduction in the average amount outstanding.

Interest Expense

Interest expense decreased 73.6% to $149 thousand for the three months ended March 31, 2009 from $565 thousand for the three months ended March 31, 2008. This is due to a one-time decrease in interest expense for the reduction of an uncertain tax liability recorded in the year ended December 31, 2008.

In 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.

Other Expense

Other expense increased to $446 thousand for the three months ended March 31, 2009 from $18 thousand for the three months ended March 31, 2008. This is primarily attributable to the increase in the foreign currency transaction losses resulting from exchange rate fluctuations over the last year.

Income Taxes

Our effective tax rate for the three months ended March 31, 2009 and 2008 was (56.7%) and 41.0%, respectively. The change is primarily due to the losses incurred in the Background Screening segment which are not expected to result in a future tax benefit. We have a valuation allowance against the deferred tax assets of our Background Screening segment.

In addition, the Company’s FIN 48 liability decreased by approximately $1.2 million related to timing of certain accruals. The decrease does not affect the effective tax rate.

Liquidity and Capital Resources

Cash and cash equivalents were $11.0 million as of March 31, 2009 compared to $10.8 million as of December 31, 2008. Cash includes $472 thousand held within our 55% owned subsidiary SI, and is not directly accessible to us. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

During the three months ended March 31, 2009, we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments in our condensed consolidated financial statements.

Our accounts receivable balance as of March 31, 2009 was $23.0 million, including approximately $2.0 million related to our Background Screening segment, compared to $29.4 million, including approximately $2.3 million related to our Background Screening segment, as of December 31, 2008. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and corporate brand protection clients. Given the events in the financial markets, we are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities on our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $30.1 million as of March 31, 2009 compared to $33.7 million as of December 31, 2008. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months.

	Three Months Ended March 31,
	2009	2008	Difference
	(In thousands)

Cash flows provided by operating activities	$3,797	$15,755	$(11,958)
Cash flows used in investing activities	(906)	(32,569)	31,663
Cash flows (used in) provided by financing activities	(2,665)	24,660	(27,325)
Effect of exchange rate changes on cash and cash equivalents	(24)	(4)	(20)

Increase in cash and cash equivalents	202	7,842	(7,640)
Cash and cash equivalents, beginning of year	10,762	19,780	(9,018)
Cash and cash equivalents, end of year	$10,964	$27,622	$(16,658)

Cash flows provided by operations was $3.8 million for the three months ended March 31, 2009 compared to $15.8 million for the three months ended March 31, 2008. The $12.0 million decrease in cash flows provided by operations was primarily the result of a decrease in earnings and a decrease in accounts payable partially offset by a decrease in accounts receivable. Over the past year, as certain of our financial institution clients have requested that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers, we have used an increased portion of our cash flow generated from operations to finance our business. We anticipate this trend to continue with our financial institutions clients in the remaining months of 2009, and if we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.

Cash flows used in investing activities was $906 thousand for the three months ended March 31, 2009 compared to $32.6 million during the three months ended March 31, 2008. Cash flows used in investing activities for the three months ended March 31, 2009 was primarily attributable to the purchase of property and equipment. Cash used in investing activities for the three months ended March 31, 2008 was primarily attributable to the purchase of the Citibank membership agreements in January 2008.

Cash flows used in financing activities was $2.7 million compared to cash flows provided by financing activities of $24.7 million for the three months ended March 31, 2009 and 2008, respectively. Cash flows used in financing activities for the three months ended March 31, 2009 was primarily attributable to long term debt repayments of $1.8 million. Cash flows provided by financing activities for the three months ended March 31, 2008 was primarily attributable to debt proceeds which were principally used to purchase the Citibank membership agreements.

On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. As of March 31, 2009, the outstanding interest rate was 1.5% and principal balance under the Credit Agreement was $42.8 million.

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

The interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have initial notional amounts of $21.0 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (1.5% at March 31, 2009) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (1.5% at March 31, 2009) to a fixed rate of 3.4% per annum through December 2011.

The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount on the revolving line of credit amortized to $10.0 million in the three months ended March 31, 2009. Both swaps terminate in December 2011 .We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the three months ended March 31, 2009, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statement of operations.

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any common stock in the three months ended March 31, 2009.

Contractual Obligations

There have been no material changes to our contractual obligations since December 31, 2008, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate

We had cash and cash equivalents totaling $11.0 million and $10.8 million at March 31, 2009 and December 31, 2008, respectively. We believe our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than or equal to three months. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). We have entered into a series of interest rate swaps to mitigate the variable-rate risk on our long-term debt obligations. As of March 31, 2009 the fixed rate is 3.4% and 3.2% on notional amounts of $10.0 million and $28.0 million, respectively.

Foreign Currency

We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the UK, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in this foreign currency exchange rate. During 2008 and in the three months ended March 31, 2009, the U.S. dollar has generally been stronger relative to the British pound. This has adversely impacted our results of operations as British pounds are translating into less U.S. dollars. The impact of the transaction gains and losses from the UK statutory records on the statement of operations was a loss of $77 thousand for the three months ended March 31, 2009. We do not believe that the volatile impact of exchange risk from recent prior periods is indicative of the future, however, there can be no assurances that this volatility will not continue.

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

We have commenced startup operations in Singapore and therefore, are subject to foreign currency rate exposure. The impact of the transaction gains and losses from our Singapore operations on the income statement was a loss of $75 thousand for the three months ended March 31, 2009. We have determined that the impact of the conversion has an insignificant effect on our consolidated financial position, results of operations and cash flows and we believe that a near term 10% appreciation or depreciation of the US dollar will continue to have an insignificant effect on our consolidated financial position, results of operations and cash flows.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint seeks a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to Intersections or Discover, it will be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. Intersections contends that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, Intersections alleges that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. On April 25, 2008, the court denied Discover’s motion to dismiss our claims. We and Discover each have filed cross-motions for summary judgment, and the Court denied both parties’ motions. Trial was held on February 10 and 11, 2009, and on or about May 5, 2009, the Court entered an order providing that the credit report authorizations may be used exclusively by Intersections.

On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that Screening International’s subsidiary, American Background Information Services, Inc. (ABI), makes prohibited use of California’s Megan Law website information during pre-employment background checks in violation of California law. The plaintiff seeks certification of a class on behalf of all individuals who have undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff seeks an unspecified amount of compensatory and statutory damages, including attorneys’ fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California. On November 7, 2008, ABI answered the complaint and denied any liability. On April 8, 2009, the Court entered judgment on the pleadings in favor of ABI and dismissed plaintiff’s complaint.

Item 1A.	Risk Factors

A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Other than the additional or modified risk factors described below, no material changes in risk factors occurred during the first quarter of 2009. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.

Item 6.	Exhibits

31	.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Principal Financial Officer

Date: May 11, 2009