Form 10-Q
period 2009-06-30
INTERSECTIONS INC
filed 2009-08-10
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
INTERSECTIONS INC.
(Exact name of registrant as specified in the charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	54-1956515 (I.R.S. Employer Identification Number)

3901 Stonecroft Boulevard, Chantilly, Virginia (Address of principal executive office)	20151 (Zip Code)
(703) 488-6100
(Registrant’s telephone number including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
     As of August 1, 2009 there were 18,545,903 shares of common stock, $0.01 par value, issued and 17,479,487 shares outstanding, with 1,066,416 shares of treasury stock.

Form 10-Q
June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$90,317	$94,212	$177,586	$180,106
Operating expenses:
Marketing	15,346	13,604	30,375	25,798
Commissions	26,785	20,875	52,650	39,360
Cost of revenue	25,848	29,779	51,384	58,280
General and administrative	18,552	17,044	35,230	33,319
Impairment	5,949	—	6,163	—
Depreciation	1,962	2,328	4,112	4,669
Amortization	2,174	2,904	4,582	5,393

Total operating expenses	96,616	86,534	184,496	166,819

(Loss) income from operations	(6,299)	7,678	(6,910)	13,287
Interest income	98	74	142	172
Interest expense	(288)	(620)	(437)	(1,185)
Other income (expense), net	919	(83)	473	(101)

(Loss) income before income taxes and noncontrolling interest	(5,570)	7,049	(6,732)	12,173
Income tax expense	(205)	(2,880)	(864)	(4,979)

Net (loss) income	(5,775)	4,169	(7,596)	7,194
Net loss attributable to noncontrolling interest	3,116	183	4,380	597

Net (loss) income attributable to Intersections, Inc.	$(2,659)	$4,352	$(3,216)	$7,791

Net (loss) income per share — basic	$(0.15)	$0.25	$(0.18)	$0.45
Net (loss) income per share — diluted	$(0.15)	$0.25	$(0.18)	$0.44
Weighted average common shares outstanding — basic	17,486	17,272	17,437	17,217
Weighted average common shares outstanding — diluted	17,486	17,608	17,437	17,531
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,956	$10,762
Short-term investments	4,955	4,955
Accounts receivable, net of allowance for doubtful accounts $245 (2009) and $235 (2008)	26,058	29,391
Prepaid expenses and other current assets	4,924	5,697
Income tax receivable	3,087	7,416
Deferred subscription solicitation costs	33,750	28,951

Total current assets	86,730	87,172

PROPERTY AND EQUIPMENT, net	17,956	16,942
LONG-TERM INVESTMENT	3,327	3,327
GOODWILL	46,939	53,102
INTANGIBLE ASSETS, net	27,449	32,030
OTHER ASSETS	10,626	9,056

TOTAL ASSETS	$193,027	$201,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,007	$7,014
Note payable to Control Risks Group Ltd.	900	900
Capital leases, current portion	825	637
Accounts payable	7,074	9,802
Accrued expenses and other current liabilities	19,730	15,843
Accrued payroll and employee benefits	3,485	4,998
Commissions payable	2,976	2,401
Deferred revenue	4,711	4,381
Deferred tax liability, net, current portion	9,565	7,535

Total current liabilities	56,273	53,511

LONG-TERM DEBT	34,083	37,583
OBLIGATIONS UNDER CAPITAL LEASE, less current portion	1,270	786
OTHER LONG-TERM LIABILITIES	2,580	4,686
DEFERRED TAX LIABILITY, net, less current portion	2,531	2,611

TOTAL LIABILITIES	96,737	99,177

STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,546 (2009) and 18,383 (2008); shares outstanding, 17,479 (2009) and 17,317 (2008)	185	184
Additional paid-in capital	105,320	103,544
Treasury stock, 1,067 shares at cost in 2009 and 2008	(9,516)	(9,516)
Retained earnings	5,164	8,380
Accumulated other comprehensive (loss) income:
Cash flow hedge	(959)	(1,263)
Other	(246)	110

Total Intersections Inc. stockholders’ equity	99,948	101,439
Noncontrolling interest	(3,658)	1,013

TOTAL STOCKHOLDERS’ EQUITY	96,290	102,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,027	$201,629

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2008 and the Six Months Ended June 30, 2009
(in thousands)
(unaudited)

							Accumulated	Total
	Common		Additional	Treasury			Other	Intersections Inc.		Total
	Stock		Paid-in	Stock		Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Income (Loss)	Earnings	Income (Loss)	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2007	18,172	$182	$99,706	1,067	$(9,516)	$24,357	$119	$114,848	$10,024	$124,872

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	211	2	(343)	—	—	—	—	(341)	—	(341)
Share based compensation	—	—	4,069	—	—	—	—	4,069	—	4,069
Tax benefit of stock options exercised	—	—	112	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(15,977)	—	(15,977)	(9,004)	(24,981)
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	(9)	(7)	(16)
Cash flow hedge	—	—	—	—	—	—	(1,263)	(1,263)	—	(1,263)

Comprehensive Loss	—	—	—	—	—	—	—	(13,409)	(9,011)	(22,420)

BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	163	1	(362)	—	—	—	—	(361)	—	(361)
Share based compensation	—	—	2,037	—	—	—	—	2,037	—	2,037
Tax benefit of stock options exercised	—	—	(425)	—	—	—	—	(425)	—	(425)
Release of uncertain tax benefits	—	—	526	—	—	—	—	526	—	526
Net loss	—	—	—	—	—	(3,216)	—	(3,216)	(4,380)	(7,596)
Foreign currency translation adjustments	—	—	—	—	—	—	(356)	(356)	(291)	(647)
Cash flow hedge	—	—	—	—	—	—	304	304	—	304

Comprehensive Loss	—	—	—	—	—	—	—	(1,491)	(4,671)	(6,162)

BALANCE, JUNE 30, 2009	18,546	$185	$105,320	1,067	$(9,516)	$5,164	$(1,205)	$99,948	$(3,658)	$96,290

See Notes to Condensed Consolidated Financial Statements.

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Net (loss) income	$(7,596)	$7,194
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation	4,109	4,694
Amortization	4,582	5,393
Amortization of gain from sale leaseback	—	(25)
Amortization of debt issuance cost	44	51
Loss on disposal of fixed assets	63	—
Provision for doubtful accounts	9	74
Share based compensation	2,037	2,124
Amortization of deferred subscription solicitation costs	32,569	25,402
Goodwill impairment charges	6,163	—
Foreign currency transaction gains, net	(829)	(4)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	3,423	(5,320)
Prepaid expenses and other current assets	851	824
Income tax receivable	4,328	4,171
Deferred subscription solicitation costs	(36,706)	(30,048)
Other assets	(2,228)	(924)
Accounts payable	(2,948)	400
Accrued expenses and other current liabilities	3,305	5,482
Accrued payroll and employee benefits	(1,540)	(84)
Commissions payable	574	3,179
Deferred revenue	329	588
Deferred income tax, net	1,950	(202)
Other long-term liabilities	(1,340)	356

Cash flows provided by operating activities	11,149	23,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,548)	(3,923)
Proceeds from sale of property and equipment	16	—
Cash paid in the acquisition of Net Enforcers, Inc.	—	(867)
Cash paid in the acquisition of intangible membership agreements	—	(30,176)

Cash flows used in investing activities	(3,532)	(34,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit agreement	(3,500)	(13,201)
Capital lease payments	(288)	(572)
Borrowings under credit agreement	—	27,611
Debt issuance costs	—	(133)
Cash proceeds from stock options exercised	1	13
Tax benefit of stock options exercised	(425)	—
Withholding tax payment on vesting of restricted stock units	(362)	(517)

Cash flows (used in) provided by financing activities	(4,574)	13,201

EFFECT OF EXCHANGE RATE ON CASH	151	(20)

INCREASE IN CASH AND CASH EQUIVALENTS	3,194	1,540
CASH AND CASH EQUIVALENTS — Beginning of period	10,762	19,780

CASH AND CASH EQUIVALENTS — End of period	$13,956	$21,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$823	$1,003

Cash paid for taxes	$593	$823

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$1,089	$—

Equipment additions accrued but not paid	$462	$278

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
     We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary, Intersections Insurance Services, Inc. (“IISI”), we offer a portfolio of services including consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries.
     In addition, we also offer our services directly to consumers. We conduct our consumer direct marketing primarily through the Internet. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and mass media.
     Through our majority-owned subsidiary, Screening International, LLC (“SI”), we provide personnel and vendor background screening services to businesses worldwide. In May 2006, we created SI with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. We owned 55% of SI, and had the right to designate a majority of the five-member board of directors. CRG owned 45% of SI. As further described in Note 18, on July 1, 2009, the Company and CRG agreed to terminate the ownership agreement. Subsequent to this date, we own 100% of SI. Previously, we and CRG had agreed to cooperate to meet any future financing needs of SI, including guaranteeing third party loans and making additional capital contributions on a pro rata basis, if necessary, subject to certain capital call and minority protection provisions. In some cases, we may have made capital contributions without a pro rata contribution by CRG.
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
     We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services. This segment also includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira”) and corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America and applicable rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
     These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, as filed in our Annual Report on Form 10-K.

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
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process prescribed in SFAS No. 142, Goodwill and Other Intangible Assets. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. We have three reporting units: Consumer Products and Services, Background Screening and Other, which is consistent with our operating segments. As of June 30, 2009 goodwill resides in our Consumer Products and Services and Background Screening reporting units.
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
     The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.
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

     Due to the deterioration in the general economic environment and decline in our market capitalization at June 30, 2009, we concluded a triggering event had occured indicating potential impairment in our Background Screening reporting unit. We determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We calculated the value of our reporting units by utilizing an income and market based approach. The value under the income approach is developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. However, the comparison of the values calculated using the income and market based approach to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. The carrying value of our Background Screening reporting unit exceeded its implied fair value based on this analysis as of at June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.
     The second step of the impairment test required us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Goodwill was written down to its implied fair value for our Background Screening reporting unit. For the three months ended June 30, 2009 we recorded an impairment charge of $5.9 million in our Background Screening reporting unit based on the provisions of SFAS No. 142.
     In addition, during the three months ended March 31, 2009, we finalized our calculation for the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.
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
     Intangible assets subject to amortization include trademarks and customer, marketing and technology related intangibles. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.
     During the six months ended June 30, 2009, we did not record an impairment for long-lived assets.
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2009 and December 31, 2008 totaled $2.1 million and $1.6 million, respectively, and is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
Other Monthly Subscription Products
     We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue on services provided from identity theft referrals from major banking institutions and breach response services on a monthly or annual subscription basis. We also recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis, and online brand protection and brand monitoring, offered by Net Enforcers, on a monthly basis.

Deferred Subscription Solicitation and Advertising
     Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
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
     We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statement of operations.
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
     Accounting for income taxes in interim periods is governed by Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and Financial Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods, as amended by SFAS No. 109. These standards provide that at the end of each interim period we are required to make our best estimate of the consolidated effective tax rate expected to be applicable for our full calendar year. The rate so determined shall be used in providing for income taxes on a consolidated current year-to-date basis. Further, the rate is reviewed, if necessary, as of the end of each successive interim period during the year to our best estimate of our annual effective tax rate.

     We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
     FASB Staff Position (“FSP”) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined, in accordance with the guidance, that upon conclusion of our Internal Revenue Service examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an impact on our condensed consolidated financial statements as of June 30, 2009. In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax loss, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three months ended June 30, 2009. See Note 14, Income Taxes.
Subsequent Events
     Management has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure and included required disclosures in Note 18, Subsequent Events.
Net (Loss) Income Per Common Share
     Basic and diluted (loss) income per share are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic (loss) income per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans, our restricted stock and warrants.
     For the three and six months ended June 30, 2009, options to purchase 5.8 million shares of common stock have been excluded from the computation of diluted income per share because they do not have a dilutive effect due to our loss from continuing operations. For the three and six months ended June 30, 2008, options to purchase 4.3 million shares of common stock have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
     A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net (loss) income available to common shareholders — basic and diluted	$(2,659)	$4,352	$(3,216)	$7,791

Weighted average common shares outstanding — basic	17,486	17,272	17,437	17,217
Dilutive effect of common stock equivalents	—	336	—	314

Weighted average common shares outstanding — diluted	17,486	17,608	17,437	17,531

(Loss) income per common share:
Basic	$(0.15)	$0.25	$(0.18)	$0.45
Diluted	$(0.15)	$0.25	$(0.18)	$0.44
3. New Accounting Standards
Recently Adopted Standards

     In May 2009, the FASB issued SFAS No. 165, Subsequent Event. SFAS No. 165 established principles and requirements for subsequent events. In particular, the statement sets forth (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statement, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. We implemented SFAS No. 165 which did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB No. 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. We implemented FSP No. 107-1 and APB No. 28-1 and have included the additional disclosures.
     In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009 and shall be applied prospectively. We implemented FSP No. 157-4 which did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which reinstates the requirements under SFAS No. 141 for recognizing and measuring pre-acquisition contingencies in a business combination. FSP No. 141R-1 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. FSP No. 141R-1 does not prescribe specific accounting for subsequent measurement and accounting for contingencies. We implemented FSP No. 141R-1, which did not have a material impact on our condensed consolidated financial statements.
Recently Issued Standards
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to remove the concept of a qualifying special-purpose entity from SFAS No. 140 and remove the exception from applying SFAS No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We will adopt the provisions of SFAS No. 166 as of January 1, 2010 and do not anticipate a material impact to our condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends Interpretation 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We will adopt the provisions of SFAS No. 167 as of January 1, 2010 and do not anticipate a material impact to our condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We will adopt the provisions of SFAS No. 168 as of September 30, 2009 and we will update our disclosures and condensed consolidated financial statements to reflect the new codification.

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
     The fair value of our instruments measured on a recurring basis at June 30, 2009 are as follows (in thousands):

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
US Treasury bills	$4,955	$4,955	$—	$—
Liabilities:
Interest rate swap contracts	$959	$—	$959	$—
     The fair value of our instruments measured on a non-recurring basis at June 30, 2009 are as follows (in thousands):

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
	June 30,	Identical Assets	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Goodwill	$3,704	$—	$—	$3,704	$(6,163)
          The carrying value of $46.9 million for goodwill in our condensed consolidated balance sheet as of June 30, 2009 includes implied fair value of $3.7 million related to our Background Screening reporting unit. In accordance with the provisions of SFAS No. 142, goodwill with a carrying amount of $9.7 million for our Background Screening reporting unit was written down to its implied fair value of $3.7 million, resulting in an impairment charge of $5.9 million, which was included in our consolidated statement of operations, for the three months ended June 30, 2009. The impairment charge was due to a continuing economic downturn and a decline in our market capitalization. In addition, we recorded an additional impairment charge of $214 thousand for the three months ended March 31, 2009 related to the completion of the second step of our goodwill impairment analysis, which was completed in the year ended December 31, 2008. See Note 6, Goodwill and Intangible Assets.
5. Deferred Subscription Solicitation and Commission Costs
     Deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008, were $40.5 million and $36.4 million, which includes $6.8 million and $7.4 million reported in other assets, respectively. The short-term portion of prepaid commissions is approximately $8.3 million and $8.2 million as of June 30, 2009 and December 31, 2008, respectively, and is included in deferred subscription solicitation costs in our condensed consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statement of operations, for the three months ended June 30, 2009 and 2008 were $16.2 million and $13.1 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2009 and 2008 were $32.6 million and $25.4 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our condensed consolidated statement of operations, as they did not meet the criteria for deferral in accordance with SOP 93-7, for the three months ended June 30, 2009 and 2008 were $3.1 million and $1.6 million, respectively. Subscription solicitation costs expensed as incurred related to marketing for the six months ended June 30, 2009 and 2008 were $6.4 million and $2.4 million, respectively.

6. Goodwill and Intangible Assets
     Due to the deterioration in the general economic environment and decline in our market capitalization at June 30, 2009 we concluded a triggering event had occurred indicating potential impairment in our Background Screening reporting unit. Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Other	Total
Goodwill	$43,235	$23,583	$12,632	$79,450
Accumulated impairment losses	—	(13,716)	(12,632)	(26,348)

Balance, January 1, 2009	43,235	9,867	—	53,102
Impairment	—	(6,163)	—	(6,163)

Balance, June 30, 2009	$43,235	$3,704	$—	$46,939

     The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We calculated the value of our reporting units by utilizing an income and market based approach. The value under the income approach is developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. However, the comparison of the values calculated using the income and market based approach to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. The carrying value of our Background Screening reporting unit exceeded its implied fair value based on this analysis as of June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.
     The second step of the impairment test required us to allocate the implied fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Goodwill was written down to its implied fair value for our Background Screening reporting unit. For the three months ended June 30, 2009 we recorded an impairment charge of $5.9 million in our Background Screening reporting unit based on the provisions of SFAS No. 142.
     In addition, during the three months ended March 31, 2009, we finalized the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.
     Intangibles consisted of the following (in thousands):

	June 30, 2009
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(15,335)	$25,522
Marketing related	3,553	(2,902)	651
Technology related	2,796	(1,520)	1,276

Total amortizable intangible assets	$47,206	$(19,757)	$27,449

	December 31, 2008
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(11,575)	$29,282
Marketing related	3,553	(2,392)	1,161
Technology related	2,796	(1,209)	1,587

Total amortizable intangible assets	$47,206	$(15,176)	$32,030

     During the year ended December 31, 2008 we recorded an impairment of $2.6 million to certain intangible assets. We have adjusted the gross carrying amount and accumulated amortization to reflect this impairment. Intangible assets are amortized over a period of three to ten years. For the three and six months ended June 30, 2009, we incurred aggregate amortization expense of $2.2 million and $4.6 million, respectively, which was included in amortization expense in our condensed consolidated statement of operations. For the three and six months ended June 30, 2008, we incurred aggregate amortization expense of $2.9 million and $5.4 million, respectively, which was included in amortization expense in our condensed consolidated statement of operations.
     We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2009	$3,664
For the years ending December 31:
2010	5,947
2011	4,493
2012	3,307
2013	2,748
Thereafter	7,290

$27,449

7. Other Assets
     The components of our other assets are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	1,802	70
Escrow receivable	502	501
Prepaid commissions	6,750	7,412
Other	1,497	998

	$10,626	$9,056

     During the six months ended June 30, 2009, we entered into an agreement with a data provider to receive data and other information for use in our consumer services. Under this agreement we made a non-refundable contract payment for usage of the data and analytics.
8. Accrued Expenses and Other Current Liabilities
     The components of our accrued expenses and other liabilities are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Accrued marketing	$5,126	$2,908
Accrued cost of sales, including credit bureau costs	5,509	5,195
Accrued general and administrative expense and professional fees	5,816	5,121
Insurance premiums	2,051	1,610
Other	1,228	1,009

	$19,730	$15,843

9. Accrued Payroll and Employee Benefits
     The components of our accrued payroll and employee benefits are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Accrued payroll	$1,912	$3,466
Accrued benefits	1,566	1,508
Other	7	24

	$3,485	$4,998

10. Commitments and Contingencies
Leases
     We have entered into long-term operating lease agreements for office space and capital leases for certain equipment. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
For the remaining six months ending December 31, 2009	$749	$528
For the years ending December 31:
2010	1,817	887
2011	1,880	696
2012	1,940	377
2013	2,380	—
2014	2,001	—
Thereafter	5,350	—

Total minimum lease payments	$16,117	2,488

Less: amount representing interest		(354)

Present value of minimum lease payments		2,134
Less: current obligation		(825)

Long term obligations under capital lease		$1,270

     During the three and six months ended June 30, 2009 we entered into additional capital lease agreements for approximately $485 thousand and $1.1 million, respectively.
     Rental expenses included in general and administrative expenses were $636 thousand and $1.3 million for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008 rental expenses included in general and administrative expenses were $764 thousand and $1.5 million, respectively.
Legal Proceedings
     On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint sought a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to us or Discover, it would be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. We contended that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, we alleged that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. Trial was held on February 10 and 11, 2009, and on or about May 5, 2009, the Court entered an order providing that the credit report authorizations may be used exclusively by Intersections. On June 5, Discover notified the Court that it intended to appeal the Court’s decision. On August 3,2009, Discover notified the Court that it no longer intended to appeal, and on August 5, 2009, Discover’s time to appeal expired.
     On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that Screening International’s subsidiary, American Background Information Services, Inc. (ABI), makes prohibited use of California’s Megan Law website information during pre-employment background checks in violation of California law. The plaintiff sought certification of a class on behalf of all individuals who have undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff sought an unspecified amount of compensatory and statutory damages, including attorneys’ fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California. On

November 7, 2008, ABI answered the complaint and denied any liability. On April 8, 2009, the Court entered judgment on the pleadings in favor of ABI and dismissed plaintiff’s complaint. On May 6, 2009, plaintiff appealed the judgment and dismissal to the Court of Appeals for the Ninth Circuit. ABI subsequently entered into a settlement agreement under which the plaintiff dismissed the appeal in exchange for ABI’s waiver of costs incurred in the case.
     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007. We have alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also has asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. We believe we have meritorious and complete defenses to the counterclaims and intend to defend them vigorously. We believe, however, that it is too early in the litigation to form an opinion as to the likelihood of success on the merits of the counterclaims.
11. Other Long-Term Liabilities
     The components of our other long-term liabilities are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Deferred rent	$563	$106
Uncertain tax positions, interest and penalties not recognized	734	3,267
Interest rate swaps	959	1,263
Accrued general and administrative expenses	286	—
Other	38	50

	$2,580	$4,686

     For the six months ended June 30, 2009, our uncertain tax liability, interest and penalties decreased by approximately $2.5 million, of which $310 thousand impacted the consolidated effective tax rate. See Note 14, Income Taxes.
12. Debt and Other Financing

	June 30,	December 31,
	2009	2008
	(In thousands)
Term loan	$18,083	$21,583
Revolving line of credit	23,000	23,000
Note payable to CRG	900	900
Other	7	14

	41,990	45,497
Less current portion	(7,907)	(7,914)

Total long term debt	$34,083	$37,583

     On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. In 2008, we borrowed $16.6 million under the term loan facility to acquire membership agreements from Citibank. As of June 30, 2009, the outstanding interest rate was 1.3% and principal balance under the Credit Agreement was $41.1 million.

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
     As further described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, we entered into interest rate swap transactions on our term loan that converts our variable-rate debt to fixed-rate debt. See Note 13, Derivative Financial Instruments.
     In addition, SI had an outstanding demand loan of $900 thousand with CRG at an average rate of 8.0%. Other notes outstanding of $7 thousand were due in the remaining months of 2009. On July 1, 2009, we and CRG terminated our ownership arrangement and SI became our wholly owned subsidiary. As part of the termination, the $900 thousand demand loan was forgiven. See Note 18, Subsequent Events.
     Aggregate maturities during the subsequent years are as follows (in thousands):

For the twelve month period ending June 30,
2010	$7,007
2011	7,000
2012	27,083

$41,090
Demand loan	900

Total	$41,990

13. Derivative Financial Instruments
Risk Management Strategy
     We maintain an interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. As of June 30, 2009, the interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have notional amounts of $19.25 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (1.3% at June 30, 2009) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (1.3% at June 30, 2009) to a fixed rate of 3.4% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortized to $10.0 million through March 31, 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the six months ended June 30, 2009 and 2008, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statements of operations.
     Although we use derivatives to minimize interest rate risk, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates. Credit risk is the risk that our counterparty will not perform its obligations under the contracts and it is limited to the loss of fair value gain in a derivative that the counterparty owes us. We are currently in a liability position to the counterparty and, therefore, have limited credit risk exposure to the counterparty. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution.

Summary of Derivative Financial Statement Impact
     As of June 30, 2009 and December 31, 2008 our interest rate contracts had a fair value of $959 and $1,263 thousand, respectively, which is included in Other long-term liabilities in our condensed consolidated balance sheet. The following table summarizes the impact of derivative instruments in our condensed consolidated statement of operations.
The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
Derivative in SFAS	Recognized in OCI on		Accumulated OCI into				Portion and Amount
No. 133 Cash Flow	Derivative (Effective		Income (Effective				Excluded from
Hedge Relationships	Portion)		Portion)				Effectiveness Testing)
Three Months Ended June 30,	2009	2008	2009		2008		2009	2008
	In thousands of dollars
Interest rate contracts	$271	$838	$(216)		$(65)		$—	$—

Total	$271	$838	$(216)	(1)	$(65)	(1)	$—	$—

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
Derivative in SFAS	Recognized in OCI on		Accumulated OCI into				Portion and Amount
No. 133 Cash Flow	Derivative (Effective		Income (Effective				Excluded from
Hedge Relationships	Portion)		Portion)				Effectiveness Testing)
Six Months Ended June 30,	2009	2008	2009		2008		2009	2008
	In thousands of dollars
Interest rate contracts	$304	$793	$(461)		$(71)		$—	$—

Total	$304	$793	$(461)	(1)	$(71)	(1)	$—	$—

(1)	Gain or (Loss) Reclassified from Accumulated OCI into income for the effective portion of the cash flow hedge is recorded in interest expense in the condensed consolidated statement of operations.
14. Income Taxes
     Our consolidated effective tax rate for the three months ended June 30, 2009 and 2008 was (3.7%) and 40.5%, respectively. Our consolidated effective tax rate for the six months ended June 30, 2009 and 2008 was (12.8%) and 40.7%, respectively. The change in the consolidated effective tax rate for 2009 is due to the inability to utilize the losses generated in SI, unfavorable permanent adjustments to taxable loss for non-deductable goodwill impairments and a one-time benefit for the reversal of previously accrued taxes of $310 thousand. In addition, we incurred losses in our Background Screening segment, which are not expected to result in a future tax benefit. As of December 31, 2008 and in the six months ended June 30, 2009, we have a valuation allowance against the deferred tax assets of our Background Screening segment. In the three months ended June 30, 2009, the Internal Revenue Service concluded its examination of our federal income tax returns for the year ended December 31, 2005. For the six months ended June 30, 2009, our uncertain tax liability decreased by approximately $2.0 million, of which $310 thousand impacted the consolidated effective tax rate. The remaining decrease was related to the timing of certain accruals and has no impact to the consolidated effective tax rate.
15. Stockholders’ Equity
Share Repurchase
     On April 25, 2005, our Board of Directors authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares in the three and six months ended June 30, 2009 and 2008.

Share Based Compensation
     On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The number of shares of common stock that may be issued under the 1999 Plan may not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of June 30, 2009, we have 2.2 million shares remaining to issue. With the exception of options exchanged as part of the repricing of stock options in May 2009, we do not intend to issue further options under the 1999 Plan. Individual awards under the 1999 Plan may take the form of incentive stock options and nonqualified stock options.
     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of June 30, 2009, we have 361 thousand shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
     On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 5.1 million shares pursuant to an amendment to the plan executed in May 2009. As of June 30, 2009, we have 2.1 million shares remaining to issue. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over three and four years of continuous service.
     In May 2009, we completed an offer to exchange certain stock options issued to eligible employees under our Stock Incentive Plans to exchange certain stock options previously granted with exercise prices below the value of our stock as of March 2009. Exchange ratios varied based on the exercise price and remaining term of the tendered option, as well as the fair market value of our common stock used for purposes of the valuation. The new stock options issued pursuant to the exchange vest over a four-year period with no credit for past vesting and have a ten-year contractual term. The exchange of stock options was treated as a modification in accordance with SFAS No. 123R; and the incremental stock-based compensation expense of approximately $1.2 million will be recognized straight line over the four-year vesting period. The remaining unrecognized compensation expense of the original grant will be amortized over the four-year vesting period of the new options.
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
     Total share-based compensation expense included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 was $1.1 million and $543 thousand, respectively. Total share-based compensation expense included in general and administrative expenses on our consolidated statements of operations for the six months ended June 30, 2009 and 2008 was $2.0 million and $1.0 million, respectively.
     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	55.4%	38.0%
Risk free interest rate	2.0%	3.1%
Expected life of options	6.2 years	6.2 years

     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months and the six months ended June 30, 2009 and 2008 were zero.
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
     Expected Term. The expected term of options granted during the six months ended June 30, 2009 and 2008 was determined under the simplified calculation provided in SAB No. 107, as amended by SAB No. 110 ((vesting term + original contractual term)/2). For the majority of grants valued during the six months ended June 30, 2009 and 2008, the options had graded vesting over 3 and 4 years (equal vesting of options annually) and the contractual term was 10 years.
     Stock Options
     Total share based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended June 30, 2009 and 2008 was $563 thousand and $543 thousand, respectively. Total share based compensation expense recognized for stock options for the six months ended June 30, 2009 and 2008 was $1.0 million and $1.0 million, respectively.
     The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)
Outstanding at December 31, 2008	4,597,106	$11.41
Granted	2,332,522	3.85
Canceled	(2,906,461)	12.64

Outstanding at June 30, 2009	4,023,167	$6.23	$3,284	7.57

Exercisable at June 30, 2009	1,455,306	$9.61	$821	3.82

     The weighted average grant date fair value of options granted based on the Black-Scholes method, during the three months ended June 30, 2009 and 2008 was $1.23 and $3.26, respectively. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the six months ended June 30, 2009 and 2008 was $1.76 and $3.56, respectively.
For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. There were no options exercised in the three and six months ended June 30, 2009. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $214 thousand and $247 thousand, respectively.
     As of June 30, 2009, there was $7.4 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.
Restricted Stock Units
     Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended June 30, 2009 and 2008 was $507 thousand and $550 thousand, respectively. Total share based compensation recognized for restricted stock units for the six months ended June 30, 2009 and 2008 was $1.0 million and $1.1 million, respectively.

     The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life
			(In years)
Outstanding at December 31, 2008	513,884	$9.33
Granted	1,288,941	4.18
Canceled	(78,346)	9.41
Vested	(162,371)	9.41

Outstanding at June 30, 2009	1,562,108	$5.06	3.51

     As of June 30, 2009, there was $6.8 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.
16. Related Party Transactions
     White Sky, Inc. We have a minority investment in White Sky Inc. (“White Sky”) (formerly Guard ID) and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three and six months ended June 30, 2009, there was $441 thousand and $613 thousand, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs. As of June 30, 2009, we held $295 thousand of inventory related to White Sky, which is recorded in prepaid and other current assets in our condensed consolidated balance sheet.
17. Segment and Geographic Information
     We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
     The following table sets forth segment information for the three and six months ended June 30, 2009 and 2008:

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(in thousands)
Three Months Ended June 30, 2009
Revenue	$84,420	$4,511	$1,386	$90,317
Goodwill impairment charges	—	5,949	—	5,949
Depreciation	1,734	218	10	1,962
Amortization	1,934	116	124	2,174
Income (loss) before income taxes and minority interest	$3,072	$(6,785)	$(1,857)	$(5,570)

Three Months Ended June 30, 2008
Revenue	$84,572	$7,934	$1,706	$94,212
Depreciation	2,087	240	1	2,328
Amortization	2,512	126	266	2,904
Income (loss) before income taxes and minority interest	$8,087	$(548)	$(490)	$7,049

Six Months Ended June 30, 2009
Revenue	$165,612	$8,945	$3,029	$177,586
Goodwill impairment charges	—	6,163	—	6,163
Depreciation	3,660	435	17	4,112
Amortization	4,092	243	247	4,582
Income (loss) before income taxes and minority interest	$4,888	$(9,476)	$(2,144)	$(6,732)

	Consumer Products	Background
	and Services	Screening	Other	Consolidated
	(in thousands)
Six Months Ended June 30, 2008
Revenue	$162,005	$14,756	$3,345	$180,106
Depreciation	4,185	483	1	4,669
Amortization	4,577	253	563	5,393
Income (loss) before income taxes and minority interest	$15,206	$(1,991)	$(1,042)	$12,173

As of June 30, 2009
Property, plant and equipment, net	$15,652	$2,216	$88	$17,956
Identifiable assets	$163,036	$10,748	$19,243	$193,027

As of December 31, 2008
Property, plant and equipment, net	$14,862	$2,004	$76	$16,942
Identifiable assets	$214,173	$(4,451)	$(8,093)	$201,629
Information concerning the revenues and total assets of principal geographic areas is as follows:

	United States	United Kingdom	Other	Consolidated
	(in thousands)
Revenue
For the three months ended June 30, 2009	$89,274	$981	$62	$90,317
For the three months ended June 30, 2008	91,020	3,190	2	94,212
For the six months ended June 30, 2009	175,451	2,024	111	177,586
For the six months ended June 30, 2008	174,718	5,383	5	180,106

Total assets
As of June 30, 2009	$189,641	$3,311	$75	$193,027
As of December 31, 2008	200,717	1,947	(1,035)	201,629
18. Subsequent Events
     The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through August 10, 2009, the date on which the Company’s financial statements were issued.
     On July 1, 2009, we and CRG terminated our May 15, 2006 ownership agreement pursuant to which we established and operated SI. In connection with the termination, we formed a wholly owned subsidiary, named Screening International Holdings LLC (Screening International Holdings), which purchased from CRG (a) all of CRG’s equity in SI and (b) all of SI’s indebtedness (with an aggregate principal amount and accrued interest of $1.0 million) and certain payables (with a value of $125 thousand (based on current currency conversion rates)) in favor of CRG. Screening International Holdings paid the purchase price for this equity and indebtedness by delivery of a promissory note in favor of CRG with a principal amount of $1.4 million, accruing no interest and maturing in five years, with equal principal repayments due on June 30, 2012, June 30, 2013 and June 30, 2014. In addition, we contributed to Screening International Holdings, which in turn contributed to the capital of SI, certain indebtedness and payables owed to us by SI and its subsidiaries.
     In connection with the termination, we entered into a third amendment to our Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, to consent to certain matters related to the termination and the ongoing operations of SI, including the formation of a new domestic subsidiary that will not join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination and the ongoing operations of SI.
     As a result of the transaction, we will no longer record a noncontrolling interest to the results of the Background Screening segment, which will be reclassified to stockholders’ equity, in our condensed consolidated financial statements beginning in the three months ending September 30, 2009. Due to the additional indebtedness incurred in the transaction, Background Screening will have an increase to long-term debt and a net decrease to stockholders’ equity on the consolidated balance sheet.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, general economic conditions, including the ongoing significant recession in the U.S. and the worldwide economic slowdown, recent disruptions to the credit and financial markets in the U.S. and worldwide, economic conditions specific to our financial institutions clients, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.
     Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.
Overview
     We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
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
     The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Subscribers at beginning of period	4,536	5,550	4,730	5,259
New subscribers — indirect	241	600	451	1,185
New subscribers — direct (1)	572	554	1,121	1,116
Cancelled subscribers within first 90 days of subscription	(244)	(289)	(460)	(575)
Cancelled subscribers after first 90 days of subscription	(638)	(758)	(1,375)	(1,328)

Subscribers at end of period	4,467	5,657	4,467	5,657

Total revenue	$90,317	$94,212	$177,586	$180,106
Revenue from transactional sales	(5,624)	(8,747)	(11,405)	(17,388)
Revenue from lost/stolen credit card registry	(17)	(9)	(26)	(18)

Subscription revenue	$84,676	$85,456	$166,155	$162,700

Marketing and commissions	$42,131	$34,479	$83,025	$65,158
Commissions paid on transactional sales	(1)	(1)	(2)	(3)
Commissions paid on lost/stolen credit card registry	(18)	(12)	(42)	(23)

Marketing and commissions associated with subscription revenue	$42,112	$34,466	$82,981	$65,132

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

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
     On July 1, 2009, we and CRG terminated our May 15, 2006 ownership agreement pursuant to which we established and operated SI. In connection with the termination, we formed a wholly owned subsidiary, named Screening International Holdings LLC (Screening International Holdings), which purchased from CRG (a) all of CRG’s equity in SI and (b) all of SI’s indebtedness (with an aggregate principal amount and accrued interest of $1.0 million) and certain payables (with a value of $125 thousand (based on current currency conversion rates)) in favor of CRG. Screening International Holdings paid the purchase price for this equity and indebtedness by delivery of a promissory note in favor of CRG with a principal amount of $1.4 million, accruing no interest and maturing in five years, with equal principal repayments due on June 30, 2012, June 30, 2013 and June 30, 2014. In addition, we contributed to Screening International Holdings, which in turn contributed to the capital of SI, certain indebtedness and payables owed to us by SI and its subsidiaries.
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
Critical Accounting Policies
     In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our results of operations. For additional information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed consolidated financial statements.
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process prescribed in SFAS No. 142, Goodwill and Other Intangible Assets. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. We have three reporting units: Consumer Products and Services, Background Screening and Other, which is consistent with our operating segments. As of June 30, 2009 goodwill resides in our Consumer Products and Services and Background Screening reporting units.
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
     The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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
     Due to the deterioration in the general economic environment and decline in our market capitalization at June 30, 2009, we concluded a triggering event had occured indicating potential impairment in our Background Screening reporting unit. We determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We calculated the value of our reporting units by utilizing an income and market based approach. The value under the income approach is developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. However, the comparison of the values calculated using the income and market based approach to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. The carrying value of our Background Screening reporting unit exceeded its implied fair value based on this analysis as of at June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.
     The second step of the impairment test required us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Goodwill was written down to its implied fair value for our Background Screening reporting unit. For the three months ended June 30, 2009 we recorded an impairment charge of $5.9 million in our Background Screening reporting unit based on the provisions of SFAS No. 142.
     In addition, during the three months ended March 31, 2009, we finalized our calculation for the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.
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

     During the six months ended June 30, 2009, we did not record an impairment for long-lived assets.
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2009 and December 31, 2008 totaled $2.1 million and $1.6 million, respectively, and is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
Other Monthly Subscription Products
     We generate revenue from other types of subscription based products provided from our Other segment. We recognize revenue on services provided from identity theft referrals from major banking institutions and breach response services. We also recognize revenue from providing management service solutions, offered by Captira, on a monthly subscription basis, and online brand protection and brand monitoring, offered by Net Enforcers, on a monthly basis.
     Deferred Subscription Solicitation and Advertising
     Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date, in accordance with SOP 93-7, by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
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

     We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statement of operations.
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
     Accounting for income taxes in interim periods is governed by Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and Financial Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods, as amended by SFAS No. 109. These standards provide that at the end of each interim period we are required to make our best estimate of the consolidated effective tax rate expected to be applicable for our full calendar year. The rate so determined shall be used in providing for income taxes on a consolidated current year-to-date basis. Further, the rate is reviewed, if necessary, as of the end of each successive interim period during the year to our best estimate of our annual effective tax rate.
     We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
     FASB Staff Position (“FSP”) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined, in accordance with the guidance, that upon conclusion of our Internal Revenue Service examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an impact on our condensed consolidated financial statements as of June 30, 2009. In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax loss, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three months ended June 30, 2009. See Note 14, Income Taxes.
Net (Loss) Income Per Common Share
     Basic and diluted (loss) income per share are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic (loss) income per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans, our restricted stock and warrants.
     For the three and six months ended June 30, 2009, options to purchase 5.8 million shares of common stock have been excluded from the computation of diluted income per share because they do not have a dilutive effect due to our loss from continuing operations. For the three and six months ended June 30, 2008, options to purchase 4.3 million shares of common stock have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. . These shares could dilute earnings per share in the future.

     A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net (loss) income available to common shareholders — basic and diluted	$(2,659)	$4,352	$(3,216)	$7,791

Weighted average common shares outstanding — basic	17,486	17,272	17,437	17,217
Dilutive effect of common stock equivalents	—	336	—	314

Weighted average common shares outstanding — diluted	17,486	17,608	17,437	17,531

(Loss) income per common share:
Basic	$(0.15)	$0.25	$(0.18)	$0.45
Diluted	$(0.15)	$0.25	$(0.18)	$0.44
New Accounting Standards
Recently Adopted Standards
     In May 2009, the FASB issued SFAS No. 165, Subsequent Event. SFAS No. 165 established principles and requirements for subsequent events. In particular, the statement sets forth (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statement, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. We implemented SFAS No. 165 which did not have a material impact to our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB No. 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. We implemented FSP No. 107-1 and APB No. 28-1 and have included the additional disclosures.
     In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009 and shall be applied prospectively. We implemented FSP No. 157-4 which did not have a material impact to our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which reinstates the requirements under SFAS No. 141 for recognizing and measuring pre-acquisition contingencies in a business combination. FSP No. 141R-1 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. FSP No. 141R-1 does not prescribe specific accounting for subsequent measurement and accounting for contingencies. We implemented FSP No. 141R-1, which did not have a material impact to our condensed consolidated financial statements.
Recently Issued Standards
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to remove the concept of a qualifying special-purpose entity from SFAS No. 140 and remove the exception from applying SFAS No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We will adopt the provisions of SFAS No. 166 as of January 1, 2010 and do not anticipate a material impact to our condensed consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends Interpretation 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We will adopt the provisions of SFAS No. 167 as of January 1, 2010 and do not anticipate a material impact to our condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We will adopt the provisions of SFAS No. 168 as of September 30, 2009 and do not anticipate a material impact to our condensed consolidated financial statements.
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
     Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SI. Our Other segment includes breach response and identity theft referral services. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
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

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008 (in thousands):
     The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Three Months Ended June 30, 2009
Revenue	$84,420	$4,511	$1,386	$90,317
Operating expenses:
Marketing	15,346	—	—	15,346
Commissions	26,687	—	98	26,785
Cost of revenue	22,273	2,997	578	25,848
General and administrative	13,305	2,814	2,433	18,552
Impairment	—	5,949	—	5,949
Depreciation	1,734	218	10	1,962
Amortization	1,934	116	124	2,174

Total operating expenses	81,279	12,094	3,243	96,616

Income (loss) from operations	$3,141	$(7,583)	$(1,857)	$(6,299)

Three Months Ended June 30, 2008
Revenue	$84,572	$7,934	$1,706	$94,212
Operating expenses:
Marketing	13,604	—	—	13,604
Commissions	20,755	—	120	20,875
Cost of revenue	24,743	4,343	693	29,779
General and administrative	12,178	3,750	1,116	17,044
Depreciation	2,087	240	1	2,328
Amortization	2,512	126	266	2,904

Total operating expenses	75,879	8,459	2,196	86,534

Income (loss) from operations	$8,693	$(525)	$(490)	$7,678

Consumer Products and Services Segment
     Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance.

	Three Months Ended June 30,
	2009	2008	Difference	%
Revenue	$84,420	$84,572	$(152)	(0.2)%
Operating expenses:
Marketing	15,346	13,604	1,742	12.8%
Commissions	26,687	20,755	5,932	28.6%
Cost of revenue	22,273	24,743	(2,470)	(10.0)%
General and administrative	13,305	12,178	1,127	9.3%
Depreciation	1,734	2,087	(353)	(16.9)%
Amortization	1,934	2,512	(578)	(23.0)%

Total operating expenses	81,279	75,879	5,400	7.1%

Income from operations	$3,141	$8,693	$(5,552)	(63.9)%

     Revenue. Revenue remained relatively flat in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 87.2% for the three months ended June 30, 2009 from 75.8% in the three months ended June 30, 2008.
     Our revenue was impacted by the loss of subscribers from our wholesale relationship with Discover in the year ended December 31, 2008. This was partially offset by increased revenue from direct marketing arrangements with ongoing clients. Total subscriber additions for the three months ended June 30, 2009 were 813 thousand compared to 1.2 million in the three months ended June 30, 2008.

     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	June 30,
	2009	2008
Percentage of subscribers from direct marketing arrangements to total subscribers	58.7%	42.1%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	70.4%	48.0%
Percentage of revenue from direct marketing arrangements to total subscription revenue	87.2%	75.8%
     Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. The increase in marketing is primarily a result of our continued investment in our Consumer Direct business. Amortization of deferred subscription solicitation costs related to marketing for the three months ended June 30, 2009 and 2008 were $12.3 million and $12.0 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the three months ended June 30, 2009 and 2008 were $3.1 million and $1.6 million, respectively.
     As a percentage of revenue, marketing expenses increased to 18.2% for the three months ended June 30, 2009 from 16.1% for the three months ended June 30, 2008.
     Commission Expenses. Commission expenses consist of commissions paid to our clients. The increase is related to an increase in sales and subscribers from our direct marketing arrangements as well as commissions recognized under our prepaid commission arrangements.
     As a percentage of revenue, commission expenses increased to 31.6% for the three months ended June 30, 2009 from 24.5% for the three months ended June 30, 2008 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients. We expect commission expenses, as a percentage of revenue, to continue to increase as we continue to increase our direct marketing arrangements.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. The decrease in cost of revenue was attributed mainly to a $1.5 million decrease in data costs and a $1.4 million reduction in fulfillment volumes.
     As a percentage of revenue, cost of revenue was 26.4% for the three months ended June 30, 2009 compared to 29.3% for the three months ended June 30, 2008.
     General and Administrative Expenses. General and administrative expenses consist of personnel, supplies, professional fees and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. The increase in general and administrative expenses is primarily related to a one-time expense for moving our principal offices.
     As a percentage of revenue, general and administrative expenses increased to 15.7% for the three months ended June 30, 2009 from 14.4% for the three months ended June 30, 2008.
     Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is due to a reduction in depreciable assets placed into service.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease is due to a reduction in amortization of customer related intangibles, which are amortized on an accelerated basis.
     As a percentage of revenue, amortization expenses decreased to 2.3% for the three months ended June 30, 2009 from 3.0% for the three months ended June 30, 2008.

Background Screening Segment
     Our Background Screening segment consists of the personnel and vendor background screening services provided by SI.

	Three Months Ended June 30,
	2009	2008	Difference	%
Revenue	$4,511	$7,934	$(3,423)	(43.1)%
Operating expenses:
Cost of revenue	2,997	4,343	(1,346)	(31.0)%
General and administrative	2,814	3,750	(936)	(25.0)%
Impairment	5,949	—	5,949	100.0%
Depreciation	218	240	(22)	(9.2)%
Amortization	116	126	(10)	(7.9)%

Total operating expenses	12,094	8,459	(3,635)	43.0%

Loss from operations	$(7,583)	$(525)	$(7,058)	1344.4%

     Revenue. The decrease is primarily attributable to a reduction in domestic revenue of $1.2 million and a reduction in UK revenue of $2.2 million. The reduction in revenue is primarily due to a decrease in volume, the general economic slowdown has reduced overall hiring by our clients and, accordingly, the demand for our services. We anticipate this trend to continue for the remaining months of 2009, and possibly beyond, until the economy starts to recover.
     Cost of Revenue. Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. The decrease is due to a reduction of $886 thousand in database fees and reductions of $102 thousand in domestic labor cost primarily due to reductions in volume. Volume has decreased in the UK as well as labor costs in the UK operation of $359 thousand as a result of ongoing cost management and productivity initiatives.
     As a percentage of revenue, cost of revenue was 66.4% for the three months ended June 30, 2009 compared to 54.7% for the three months ended June 30, 2008.
     General and Administrative Expenses. General and administrative expenses consist of personnel, professional services and facilities expenses associated with our sales, marketing, information technology, finance, human resources and account management functions. The decrease in general and administrative expenses is primarily attributable to reductions in payroll costs of $421 thousand and other general and administrative expenses of $366 thousand from cost reduction initiatives.
     As a percentage of revenue, general and administrative expenses increased to 62.4% for the year ended June 30, 2009 from 47.3% for the year ended June 30, 2008.
     Impairment. Due to the deterioration in the general economic environment and the decline in our market capitalization at June 30, 2009, we concluded a triggering event had occurred indicating potential impairment in the Background Screening reporting unit as of June 30, 2009. For the three months ended June 30, 2009, we recorded an impairment charge of $5.9 million in our Background Screening reporting unit.
     Other Segment
     Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.

	Three Months Ended June 30,
	2009	2008	Difference	%
Revenue	$1,386	$1,706	$(320)	(18.8)%
Operating expenses:
Commissions	98	120	(22)	(18.3)%
Cost of revenue	578	693	(115)	(16.6)%
General and administrative	2,433	1,116	1,317	118.0%
Depreciation	10	1	9	900.0%
Amortization	124	266	(142)	(53.4)%

Total operating expenses	3,243	2,196	1,047	47.7%

(Loss) income from operations	$(1,857)	$(490)	(1,367)	279.0%

     Revenue. The decrease in revenue is primarily attributable to a decrease in sales and subscribers from our referral and breach business, along with a decrease in our corporate brand protection business. The general economic slowdown has negatively impacted sales at Net Enforcers. We anticipate this trend continuing for the remaining months of 2009 and possibly beyond. We are attempting to make reductions in our costs to offset the declining revenue in this segment.

     Commissions Expense. The decrease in commissions is related to the decrease in sales and subscribers from our referral and breach business.
     As a percentage of revenue, commission expense was 7.0% for both the three months ended June 30, 2009 and 2008.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. Cost of revenue primarily decrease due to a decrease in sales from our referral and breach entity, along with a decrease of revenue in our corporate brand protection business.
     As a percentage of revenue, cost of revenue was 41.7% for the three months ended June 30, 2009 and 40.6% for the three months ended June 30, 2008.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. The increase is due to additional legal fees due to litigation and regulatory compliance issues.
     As a percentage of revenue, general and administrative expenses increased to 175.5% for the three months ended June 30, 2009 from 65.5% for the three months ended June 30, 2008.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease is due to a reduction in the depreciable carrying value from intangible asset impairments recorded in the year ended December 31, 2008.
     As a percentage of revenue, amortization expenses decreased to 8.9% for the three months ended June 30, 2009 from 15.6% for the three months ended June 30, 2008.
Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Six Months Ended June 30, 2009
Revenue	$165,612	$8,945	$3,029	$177,586
Operating expenses:
Marketing	30,375	—	—	30,375
Commissions	52,432	—	218	52,650
Cost of revenue	44,002	6,151	1,231	51,384
General and administrative	25,717	6,054	3,459	35,230
Impairment	—	6,163	—	6,163
Depreciation	3,660	435	17	4,112
Amortization	4,092	243	247	4,582

Total operating expenses	160,278	19,046	5,172	184,496

Income (loss) from operations	$5,334	$(10,101)	$(2,143)	$(6,910)

Six Months Ended June 30, 2008
Revenue	$162,005	$14,756	$3,345	$180,106
Operating expenses:
Marketing	25,798	—	—	25,798
Commissions	39,120	—	240	39,360
Cost of revenue	48,721	8,213	1,346	58,280
General and administrative	23,314	7,765	2,240	33,319
Depreciation	4,185	483	1	4,669
Amortization	4,577	253	563	5,393

Total operating expenses	145,715	16,714	4,390	166,819

Income (loss) from operations	$16,290	$(1,958)	$(1,045)	$13,287

Consumer Products and Services Segment

	Six Months Ended June 30,
	2009	2008	Difference	%
Revenue	$165,612	$162,005	$3,607	2.2%
Operating expenses:
Marketing	30,375	25,798	4,577	17.7%
Commissions	52,432	39,120	13,312	34.0%
Cost of revenue	44,002	48,721	(4,719)	(9.7)%
General and administrative	25,717	23,314	2,403	10.3%
Depreciation	3,660	4,185	(525)	(12.5)%
Amortization	4,092	4,577	(485)	(10.6)%

Total operating expenses	160,278	145,715	14,563	10.0%

Income from operations	$5,334	$16,290	$(10,956)	(67.3)%

Revenue. The increase is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct consumer marketing arrangements to revenue from indirect customers and increased revenue from products and services marketed directly to consumers. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 87.1% for the six months ended June 30, 2009 from 74.8% in the six months ended June 30, 2008.
The increase in revenue was partially offset by the loss of subscribers from our wholesale relationship with Discover in the year ended December 31, 2008. Total subscriber additions for the six months ended June 30, 2009 were 1.6 million compared to 2.3 million in the six months ended June 30, 2008.
The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Six Months Ended
	June 30,
	2009	2008
Percentage of subscribers from direct marketing arrangements to total subscribers	58.7%	42.1%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	71.3%	48.5%
Percentage of revenue from direct marketing arrangements to total subscription revenue	87.1%	74.8%
Marketing Expenses. The increases in marketing is primarily a result of our continued investment in our Consumer Direct business. Amortization of deferred subscription solicitation costs related to marketing for the six months ended June 30, 2009 and 2008 were $23.9 and $23.4 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the six months ended June 30, 2009 and 2008 were $6.5 million and $2.4 million, respectively.
As a percentage of revenue, marketing expenses increased to 18.3% for the six months ended June 30, 2009 from 15.9% for the six months ended June 30, 2008.
Commission Expenses. The increase in commissions is related to an increase in sales and subscribers from our direct subscription business and in commissions recognized under our prepaid commission arrangements.
As a percentage of revenue, commission expenses increased to 31.7% for the six months ended June 30, 2009 from 24.1% for the six months ended June 30, 2008 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients. We expect commissions expense, as a percentage of revenue, to continue to increase as we continue to increase our direct marketing arrangements.
Cost of Revenue. The decrease in cost of revenue was attributed mainly to $5.4 million in decreased data and fulfillments costs due to a reduction in initial fulfillment costs for new subscribers, offset in part by $602 thousand in increased customer service costs to support the ongoing subscriber base.
As a percentage of revenue, cost of revenue was 26.6% for the six months ended June 30, 2009 compared to 30.1% for the six months ended June 30, 2008.

General and Administrative Expenses. The increase in general and administrative expenses is primarily related to increased payroll costs as well as increased professional fees.
As a percentage of revenue, general and administrative expenses decreased to 15.5% for the six months ended June 30, 2009 from 14.4% for the six months ended June 30, 2008.
     Depreciation. The decrease is due to a reduction in depreciable assets placed into service in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
     Amortization. The decrease is due to a reduction in amortization of customer related intangibles, which are amortized on an accelerated basis.
As a percentage of revenue, amortization expenses decreased to 2.5% for the six months ended June 30, 2009 from 2.8% for the six months ended June 30, 2008.
Background Screening Segment

	Six Months Ended June 30,
	2009	2008	Difference	%
Revenue	$8,945	$14,756	$(5,811)	(39.4%)
Operating expenses:
Cost of revenue	6,151	8,213	(2,062)	(25.1%)
General and administrative	6,054	7,765	(1,711)	(22.0%)
Impairment	6,163	—	6,163	100.0%
Depreciation	435	483	(48)	(9.9%)
Amortization	243	253	(10)	(4.0%)

Total operating expenses	19,046	16,714	2,332	13.9%

Loss from operations	$(10,101)	$(1,958)	$(8,143)	415.9%

Revenue. The decrease is primarily attributable to a reduction in UK revenue of $3.4 million and domestic revenue of $2.5 million. The reduction in revenue is primarily due to a decrease in volume, as the general economic slowdown has reduced overall hiring by our clients and, accordingly, the demand for our services. We anticipate that this trend will continue for the remaining months of 2009 and possibly beyond until the economy starts to recover.
Cost of Revenue. The decrease is due to reductions in access and database fees of $1.4 million and labor costs of $502 thousand. Volume, as well as labor costs, have decreased in the UK as a result of ongoing cost management and productivity initiatives.
As a percentage of revenue, cost of revenue was 68.8% for the six months ended June 30, 2009 compared to 55.7% for the six months ended June 30, 2008.
     General and Administrative Expenses. The decrease in general and administrative expenses is primarily attributable to reductions in payroll costs of $468 thousand, other general and administrative expense reductions of $531 thousand and advertising expenses of $167 thousand, partially offset by a one-time severance expense of $250 thousand paid in 2008.
As a percentage of revenue, general and administrative expenses increased to 70.1% for the six months ended June 30, 2009 from 52.6% for the six months ended June 30, 2008.
     Impairment. Due to the deterioration in the general economic environment and the decline in our market capitalization at June 30, 2009 we concluded a triggering event had occurred indicating potential impairment in our Background Screening reporting unit as of June 30, 2009. For the three months ended June 30, 2009 we considered current and expected future market conditions and recorded an impairment charge of $5.9 million in our Background Screening reporting unit based on the provisions of SFAS No. 142. In addition, during the three months ended March 31, 2009, we finalized the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.

Other Segment

	Six Months Ended June 30,
	2009	2008	Difference	%
Revenue	$3,029	$3,345	$(316)	(9.4)%
Operating expenses:
Commissions	218	240	(22)	(9.2)%
Cost of revenue	1,231	1,346	(115)	(8.5)%
General and administrative	3,459	2,240	1,219	54.4%
Depreciation	17	1	16	1600.0%
Amortization	247	563	(316)	(56.1)%

Total operating expenses	5,172	4,390	782	17.8%

Loss from operations	$(2,143)	$(1,045)	$(755)	72.2%

     Revenue. The decrease is primarily attributable to a decrease in sales and subscribers from our referral and breach business, along with a decrease in our corporate brand protection business. The general economic slowdown has negatively impacted sales at Net Enforcers. We anticipate this trend continuing for the remaining months of 2009, and possibly beyond. We are attempting to make reductions in our costs to offset the declining revenue in this segment.
Commissions Expense. The decrease in commissions is related to a decrease in sales and subscribers from our referral and breach business.
As a percentage of revenue, commissions expense was 7.2% for the six months ended June 30, 2009 and 2008, respectively.
Cost of Revenue. The decrease is due to a decrease in sales from our referral and breach entity, along with a decrease of revenue in our corporate brand protection business.
As a percentage of revenue, cost of revenue was 40.6% for the six months ended June 30, 2009 compared to 40.2% for the six months ended June 30, 2008.
General and Administrative Expenses. The increase is due to additional legal fees due to litigation and regulatory compliance issues.
As a percentage of revenue, general and administrative expenses increased to 114.2% for the six months ended June 30, 2009 from 67.0% for the six months ended June 30, 2008.
Amortization. The decrease is due to a reduction in the depreciable carrying value from intangible asset impairments recorded in the year ended December 31, 2008.
As a percentage of revenue, amortization expenses decreased to 8.2% for the six months ended June 30, 2009 compared to 16.8% for the six months ended June 30, 2008.
Interest Income
     Interest income increased 32.7% to $98 thousand for the three months ended June 30, 2009 from $74 thousand for the three months ended June 30, 2008. Interest income decreased 17.4% to $142 thousand for the six months ended June 30, 2009 from $172 thousand for the six months ended June 20, 2008. The decrease was primarily attributable to the decrease in interest income earned on cash balances offset by interest earned on a federal tax refund related to the conclusion of an Internal Revenue Service examination.
Interest Expense
     Interest expense decreased 53.6% to $288 thousand for the three months ended June 30, 2009 from $620 thousand for the three months ended June 30, 2008. Interest expense decreased 63.1% to $437 thousand for the six months ended June 30, 2009 from $1.2 million for the six months ended June 30, 2008. The reduction in interest expense is primarily due to the interest calculated on an uncertain tax position in 2008 which was effectively settled in the six months ended June 30, 2009.
     In 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.

Other Income (Expense)
     Other income increased to $919 thousand for the three months ended June 30, 2009 from an expense of $83 thousand for the three months ended June 30, 2008. Other income increased to $473 thousand for the six months ended June 30, 2009 from an expense of $101 thousand for the six months ended June 30, 2008. This is primarily attributable to the increase in the foreign currency transaction gain resulting from exchange rate fluctuations over the current period.
Income Taxes
     Our consolidated effective tax rate for the three months ended June 30, 2009 and 2008 was (3.7%) and 40.5%, respectively. Our consolidated effective tax rate for the six months ended June 30, 2009 and 2008 was (12.8%) and 40.7%, respectively. The change in the consolidated effective tax rate for 2009 is due to the inability to utilize the losses generated in SI, unfavorable permanent adjustments to taxable loss for non-deductable goodwill impairments and a one-time benefit for the reversal of previously accrued taxes of $310 thousand. In addition, we incurred losses in our Background Screening segment, which are not expected to result in a future tax benefit. As of December 31, 2008 and in the six months ended June 30, 2009, we have a valuation allowance against the deferred tax asset of our Background Screening segment. In the three months ended June 30, 2009, the Internal Revenue Service concluded its examination of our federal income tax returns for the year ended December 31, 2005. For the six months ended June 30, 2009, our uncertain tax liability decreased by approximately $2.0 million, of which $310 thousand impacted the consolidated effective tax rate. The remaining decrease was related to the timing of certain accruals and has no impact to the consolidated effective tax rate.
Liquidity and Capital Resources
     Cash and cash equivalents were $14.0 million as of June 30, 2009 compared to $10.8 million as of December 31, 2008. Cash includes $746 thousand held within our 55% owned subsidiary SI, and as of June 30, 2009 was not directly accessible to us. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
     During the six months ended June 30, 2009, we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments in our condensed consolidated financial statements.
     Our accounts receivable balance as of June 30, 2009 was $26.0 million, including approximately $2.2 million related to our Background Screening segment, compared to $29.4 million, including approximately $2.3 million related to our Background Screening segment, as of December 31, 2008. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and corporate brand protection clients. Given the events in the financial markets, we are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities on our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
     Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $30.5 million as of June 30, 2009 compared to $33.7 million as of December 31, 2008. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months.

	Six Months Ended June 30,
	2009	2008	Difference
	(In thousands)
Cash flows provided by operating activities	$11,149	$23,325	$(12,176)
Cash flows used in investing activities	(3,532)	(34,966)	31,434
Cash flows (used in) provided by financing activities	(4,574)	13,201	(17,775)
Effect of exchange rate changes on cash and cash equivalents	151	(20)	171

Increase in cash and cash equivalents	3,194	1,540	1,654
Cash and cash equivalents, beginning of year	10,762	19,780	(9,018)

Cash and cash equivalents, end of year	$13,956	$21,320	$(7,334)

     Cash flows provided by operations was $11.1 million for the six months ended June 30, 2009 compared to $23.3 million for the six months ended June 30, 2008. The $12.2 million decrease in cash flows provided by operations was primarily the result of a decrease in earnings and a decrease in accounts payable partially offset by a decrease in accounts receivable. Over the past year, as certain of our financial institution clients have requested that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers, we have used an increased portion of our cash flow generated from operations to finance our business. We anticipate this trend to continue with our financial institutions clients in the remaining months of 2009, and if we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.
     Cash flows used in investing activities was $3.5 million for the six months ended June 30, 2009 compared to $35.0 million during the six months ended June 30, 2008. Cash flows used in investing activities for the six months ended June 30, 2009 was primarily attributable to the purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2008 was primarily attributable to the purchase of the Citibank membership agreements in January 2008.
     Cash flows used in financing activities was $4.6 million compared to cash flows provided by financing activities of $13.2 million for the six months ended June 30, 2009 and 2008, respectively. Cash flows used in financing activities for the six months ended June 30, 2009 was primarily attributable to long term debt repayments of $3.5 million. Cash flows provided by financing activities for the six months ended June 30, 2008 was primarily attributable to debt proceeds which were principally used to purchase the Citibank membership agreements, partially offset by the repayment of our revolving line of credit.
     On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. As of June 30, 2009, the outstanding interest rate was 1.3% and principal balance under the Credit Agreement was $41.1 million. In connection with the termination of the SI agreement described above, we entered into a third amendment to our Credit Agreement to consent to certain matters related to the termination and the ongoing operations of SI, including the formation of a new domestic subsidiary that will not join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination and the ongoing operations of SI.
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

     The interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have initial notional amounts of $21.0 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (1.3% at June 30, 2009) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (1.3% at June 30, 2009) to a fixed rate of 3.4% per annum through December 2011.
     The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount on the revolving line of credit amortized to $10.0 million in the six months ended June 30, 2009. Both swaps terminate in December 2011 .We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under the hypothetical derivative method of Derivative Implementation Group Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. For the six months ended June 30, 2009, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statement of operations.
     On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any common stock in the six months ended June 30, 2009.
Contractual Obligations
     During the three and six months ended June 30, 2009 we entered into additional capital lease agreements for approximately $485 thousand and $1.1 million, respectively.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate
     We had cash and cash equivalents totaling $14.0 million and $10.8 million at June 30, 2009 and December 31, 2008, respectively. We believe our cash and cash equivalents are highly liquid investments that may consist primarily of short-term U.S. Treasury securities with original maturity dates of less than or equal to three months. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). We have entered into a series of interest rate swaps to mitigate the variable-rate risk on our long-term debt obligations. As of June 30, 2009 the fixed rate is 3.4% and 3.2% on notional amounts of $10.0 million and $19.3 million, respectively.
Foreign Currency
     We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the UK, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in this foreign currency exchange rate. During the six months ended June 30, 2009, the U.S. dollar has generally been weaker relative to the British pound. This has a positive impact on our results of operations as British pounds are translating into a greater amount of U.S. dollars. During 2008, the U.S. dollar was generally stronger relative to the British pound. This adversely impacted our results of operations as British pounds were translating into less U.S. dollars. The impact of the transaction gains and losses from the UK statutory records on the statement of operations was a gain of $674 thousand for the six months ended June 30, 2009. We do not believe that the volatile impact of exchange risk from recent prior periods is indicative of the future, however, there can be no assurances that this volatility will not continue.
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
     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint sought a declaration that, if Discover uses for its own purposes credit report authorizations given by customers to us or Discover, it would be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. We contended that Discover or its new credit monitoring service provider must obtain new authorizations from the customers in order to provide credit monitoring services to them. In the complaint, we alleged that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus seeks a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. Trial was held on February 10 and 11, 2009, and on or about May 5, 2009, the Court entered an order providing that the credit report authorizations may be used exclusively by Intersections. On June 5, Discover notified the Court that it intended to appeal the Court’s decision. On August 3,2009, Discover notified the Court that it no longer intended to appeal, and on August 5, 2009, Discover’s time to appeal expired.
     On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that Screening International’s subsidiary, American Background Information Services, Inc. (ABI), makes prohibited use of California’s Megan Law website information during pre-employment background checks in violation of California law. The plaintiff sought certification of a class on behalf of all individuals who have undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff sought an unspecified amount of compensatory and statutory damages, including attorneys’ fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California. On November 7, 2008, ABI answered the complaint and denied any liability. On April 8, 2009, the Court entered judgment on the pleadings in favor of ABI and dismissed plaintiff’s complaint. On May 6, 2009, plaintiff appealed the judgment and dismissal to the Court of Appeals for the Ninth Circuit. ABI subsequently entered into a settlement agreement under which the plaintiff dismissed the appeal in exchange for ABI’s waiver of costs incurred in the case.

     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007. We have alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also has asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. We believe we have meritorious and complete defenses to the counterclaims and intend to defend them vigorously. We believe, however, that it is too early in the litigation to form an opinion as to the likelihood of success on the merits of the counterclaims.

Item 1A. Risk Factors
     A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Other than the additional or modified risk factors described below, no material changes in risk factors occurred during the second quarter of 2009. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.
As a result of the termination of our Screening International ownership agreement and Screening International becoming our wholly-owned subsidiary, we will now be responsible for all of the losses and liabilities, as well as capital requirements, of Screening International. Screening International’s revenue continues to decline primarily because the general economic slowdown has reduced overall hiring by its clients and, accordingly, the demand for its services. We anticipate this trend will continue for the remaining months of 2009 and possibly beyond until the economy starts to recover. This declining revenue at Screening International may negatively impact our overall results of operations and could have a material adverse effect on our business and stock price.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 20, 2009.
The individuals named below were elected as directors, each to serve for until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified. Shares voted were as follows:

	For	Withheld
Michael R. Stanfield	12,224,326	4,631,694
John M. Albertine	13,825,273	3,030,747
Thomas G. Amato	13,832,979	3,023,041
James L. Kempner	11,773,093	5,082,927
Thomas L. Kempner	11,798,307	5,057,713
David A. McGough	11,772,566	5,083,454
Norman N. Mintz	13,511,271	3,344,749
William J. Wilson	13,784,528	3,071,492
At such meeting, the stockholders approved Proposal 2, approving amendments to the 2006 Stock Incentive Plan. The votes for Proposal 2 were as follows:

For	Against	Abstain	Broker Non-Votes
7,689,150	5,301,315	791,315	3,074,240
At such meeting, the stockholders approved Proposal 3, approving an amendment to the 2004 Stock Option Plan and the 1999 Stock Option Plan. The votes for Proposal 3 were as follows:

For	Against	Abstain	Broker Non-Votes
7,841,112	5,249,353	791,315	3,074,240

At such meeting, the stockholders approved Proposal 4, ratifying the appointment of Deloitte and Touche LLP as our independent registered public accounting firm. The votes for Proposal 4 were as follows:

For	Against	Abstain	Broker Non-Votes
16,832,446	22,071	1,502	0
Item 6. Exhibits

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.
By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Principal Financial Officer

Date: August 10, 2009