Form 10-Q
period 2009-09-30
INTERSECTIONS INC
filed 2009-11-09
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
INTERSECTIONS INC.
(Exact name of registrant as specified in the charter)

DELAWARE	54-1956515
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3901 Stonecroft Boulevard, Chantilly, Virginia	20151
(Address of principal executive office)	(Zip Code)
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
     As of November 2, 2009 there were 18,661,719 shares of common stock, $0.01 par value, issued and 17,595,303 shares outstanding, with 1,066,416 shares of treasury stock.

Form 10-Q
September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$92,927	$93,415	$270,513	$273,521
Operating expenses:
Marketing	15,492	12,776	45,868	38,573
Commissions	28,232	22,319	80,882	61,680
Cost of revenue	25,408	30,439	76,792	88,719
General and administrative	17,594	17,712	52,824	51,031
Impairment	—	—	6,163	—
Depreciation	1,949	2,438	6,061	7,107
Amortization	1,891	2,739	6,473	8,132

Total operating expenses	90,566	88,423	275,063	255,242

Income (loss) from operations	2,361	4,992	(4,550)	18,279
Interest income	6	46	148	218
Interest expense	(472)	(537)	(909)	(1,722)
Other income (expense), net	3	(442)	476	(543)

Income (loss) before income taxes and noncontrolling interest	1,898	4,059	(4,835)	16,232
Income tax expense	(1,549)	(1,736)	(2,412)	(6,715)

Net income (loss)	349	2,323	(7,247)	9,517
Net loss attributable to noncontrolling interest	—	374	4,380	971

Net income (loss) attributable to Intersections Inc.	$349	$2,697	$(2,867)	$10,488

Net income (loss) per share — basic	$0.02	$0.16	$(0.16)	$0.61
Net income (loss) per share — diluted	$0.02	$0.15	$(0.16)	$0.60
Weighted average common shares outstanding — basic	17,534	17,296	17,470	17,244
Weighted average common shares outstanding — diluted	17,851	17,707	17,470	17,586
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,033	$10,762
Short-term investments	4,990	4,955
Accounts receivable, net of allowance for doubtful accounts $238 (2009) and $235 (2008)	26,985	29,391
Prepaid expenses and other current assets	5,883	5,697
Income tax receivable	2,292	7,416
Deferred subscription solicitation costs	34,064	28,951

Total current assets	86,247	87,172

PROPERTY AND EQUIPMENT, net	18,240	16,942
LONG-TERM INVESTMENT	3,327	3,327
GOODWILL	46,939	53,102
INTANGIBLE ASSETS, net	25,557	32,030
OTHER ASSETS	12,127	9,056

TOTAL ASSETS	$192,437	$201,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,004	$7,014
Note payable to Control Risks Group Ltd.	—	900
Capital leases, current portion	951	637
Accounts payable	5,994	9,802
Accrued expenses and other current liabilities	19,122	15,843
Accrued payroll and employee benefits	3,085	4,998
Commissions payable	1,786	2,401
Deferred revenue	5,038	4,381
Deferred tax liability, net, current portion	9,565	7,535

Total current liabilities	52,545	53,511

LONG-TERM DEBT	33,111	37,583
OBLIGATIONS UNDER CAPITAL LEASE, less current portion	1,377	786
OTHER LONG-TERM LIABILITIES	3,342	4,686
DEFERRED TAX LIABILITY, net, less current portion	3,385	2,611

TOTAL LIABILITIES	93,760	99,177

COMMITMENTS AND CONTINGENCIES (see note 10 and 12)	—	—
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,662 (2009) and 18,383 (2008); shares outstanding, 17,595 (2009) and 17,317 (2008)	187	184
Additional paid-in capital	103,709	103,544
Treasury stock, 1,067 shares at cost in 2009 and 2008	(9,516)	(9,516)
Retained earnings	5,513	8,380
Accumulated other comprehensive (loss) income:
Cash flow hedge	(969)	(1,263)
Other	(247)	110

Total Intersections Inc. stockholders’ equity	98,677	101,439
Noncontrolling interest	—	1,013

TOTAL STOCKHOLDERS’ EQUITY	98,677	102,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,437	$201,629

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2008 and the Nine Months Ended September 30, 2009
(in thousands)
(unaudited)

							Accumulated	Total
	Common		Additional	Treasury			Other	Intersections Inc.		Total
	Stock		Paid-in	Stock		Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Income (Loss)	Earnings	Income (Loss)	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2007	18,172	$182	$99,706	1,067	$(9,516)	$24,357	$119	$114,848	$10,024	$124,872

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	211	2	(343)	—	—	—	—	(341)	—	(341)
Share based compensation	—	—	4,069	—	—	—	—	4,069	—	4,069
Tax benefit of stock options exercised	—	—	112	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(15,977)	—	(15,977)	(9,004)	(24,981)
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	(9)	(7)	(16)
Cash flow hedge	—	—	—	—	—	—	(1,263)	(1,263)	—	(1,263)

Comprehensive Loss	—	—	—	—	—	—	—	(13,409)	(9,011)	(22,420)

BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	279	3	(366)	—	—	—	—	(363)	—	(363)
Share based compensation	—	—	3,151	—	—	—	—	3,151	—	3,151
Tax benefit of stock options exercised	—	—	(87)	—	—	—	—	(87)	—	(87)
Release of uncertain tax benefits	—	—	526	—	—	—	—	526	—	526
Purchase of noncontrolling interest	—	—	(3,059)	—	—	—	(200)	(3,259)	3,658	399
Net loss	—	—	—	—	—	(2,867)	—	(2,867)	(4,380)	(7,247)
Foreign currency translation adjustments	—	—	—	—	—	—	(157)	(157)	(291)	(448)
Cash flow hedge	—	—	—	—	—	—	294	294	—	294

Comprehensive Loss	—	—	—	—	—	—	—	(2,762)	(1,013)	(3,775)

BALANCE, SEPTEMBER 30, 2009	18,662	$187	$103,709	1,067	$(9,516)	$5,513	$(1,216)	$98,677	$—	$98,677

See Notes to Condensed Consolidated Financial Statements.

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Net (loss) income	$(7,247)	$9,517
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation	6,061	7,067
Amortization	6,473	8,132
Amortization of gain from sale leaseback	—	(29)
Amortization of debt issuance cost	65	76
Loss on disposal of fixed assets	64	—
Provision for doubtful accounts	47	145
Share based compensation	3,151	3,251
Amortization of deferred subscription solicitation costs	49,477	38,624
Goodwill impairment charges	6,163	—
Foreign currency transaction (gains) losses, net	(616)	293
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	2,418	(557)
Prepaid expenses and other current assets	(129)	609
Income tax receivable	5,123	2,880
Deferred subscription solicitation costs	(53,885)	(46,059)
Other assets	(3,773)	(1,479)
Accounts payable	(3,732)	(2,104)
Accrued expenses and other current liabilities	3,636	4,095
Accrued payroll and employee benefits	(1,931)	179
Commissions payable	(615)	(1,584)
Deferred revenue	657	2,028
Deferred income tax, net	2,805	(202)
Other long-term liabilities	(651)	334

Cash flows provided by operating activities	13,561	25,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,868)	(5,400)
Purchase of short-term investments	—	(4,955)
Purchase of long-term investment	—	(3,327)
Proceeds from sale of property and equipment	26	—
Cash paid in the acquisition of Net Enforcers, Inc.	—	(867)
Cash paid in the acquisition of intangible membership agreements	—	(30,176)

Cash flows used in investing activities	(5,842)	(44,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit agreement	(5,260)	(14,955)
Capital lease payments	(559)	(846)
Borrowings under credit agreement	—	32,611
Debt issuance costs	—	(132)
Cash proceeds from stock options exercised	2	175
Tax benefit of stock options exercised	(87)	—
Withholding tax payment on vesting of restricted stock units	(362)	(517)

Cash flows (used in) provided by financing activities	(6,266)	16,336

EFFECT OF EXCHANGE RATE ON CASH	(182)	(263)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,271	(3,436)
CASH AND CASH EQUIVALENTS — Beginning of period	10,762	19,780

CASH AND CASH EQUIVALENTS — End of period	$12,033	$16,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,183	$1,348

Cash paid for taxes	$596	$3,802

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$1,577	$—

Equipment additions accrued but not paid	$315	$353

Purchase of noncontrolling interest with issuance of note	$778	$—
Forgiveness of note, including accrued interest, in connection with purchase of noncontrolling interest	$1,034	$—
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
     In addition, we also offer our services directly to consumers. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and mass media.
     Through our subsidiary, Screening International Holdings, LLC (“SIH”), we provide personnel and vendor background screening services to businesses worldwide. In May 2006, we created Screening International, LLC (“SI”) with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. Prior to July 1, 2009, we owned 55% of SI and had the right to designate a majority of the five-member board of directors. CRG owned 45% of SI. As further described in Note 17, Transfers from Noncontrolling Interest, on July 1, 2009, we and CRG agreed to terminate the existing ownership agreement, we acquired CRG’s ownership interest in Screening International, LLC, and we formed SIH, our wholly owned subsidiary, which became the sole owner of SI.
     SIH has offices in Virginia and the UK. SIH’s clients include leading United States, UK and global companies in such areas as manufacturing, staffing and recruiting agencies, financial services, retail and transportation. SIH provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.
     We have three reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SIH. Our Other segment includes services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services. This segment also includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira”) and corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
     These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation in accordance with U.S. GAAP and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, as filed in our Annual Report on Form 10-K.

Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. We have three reporting units: Consumer Products and Services, Background Screening and Other, which is consistent with our operating segments. As of September 30, 2009, goodwill of $43.2 million and $3.7 million resides in our Consumer Products and Services and Background Screening reporting units, respectively.
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
     We estimate fair value giving equal consideration to the income and market approach. Consideration is given to the line of business and operating performance of the entities being valued relative to those of actual transactions, potentially subject to corresponding economic, environmental, and political factors considered to be reasonable investment alternatives.
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

     As a result of the deterioration in the general economic environment and decline in our market capitalization indicating potential impairment in our Background Screening reporting unit, we concluded a triggering event had occurred at June 30, 2009. We determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired. We did not have any triggering events in the three months ended September 30, 2009 and, therefore, did not perform an analysis of our goodwill. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We calculated the value of our reporting units by utilizing an income and market based approach. The value under the income approach is developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results of approximately five years. The assumptions for our discounted future cash flows begin with our historical operating performance. Additionally, we considered the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new products, client service and retention standards. Examples of known economic and market trends that were considered in our Consumer Products and Services reporting unit include the impact a weakened economy has had on our products associated with consumer credit card originations, which negatively impact subscriber growth, subscriber attrition, and mortgage billings for our products through June 30, 2009. Examples that were considered in our Background Screening and Other reporting units include the impact the higher unemployment rate has had on our application volumes, as well as reduced business spending.
     Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. For the step one impairment test as of June 30, 2009, the discount rates used to develop the estimated fair value of the reporting units ranged from 15.0% to 30.0%. The discount rate for our Consumer Products and Services reporting unit increased to 15.0% from 12.0% for the three months ended June 30, 2009 compared to our annual goodwill impairment evaluation at October 31, 2008. This slight increase represents some anticipated degradation in the core business due to the challenging economic environment and its impact on our financial institution clients. The discount rate for our Background Screening and Other reporting units were 17.0% and 30.0%, respectively. The discount rates for these reporting units are higher because there is inherent risk or volatility in the expected cash flows of these reporting units. This volatility is due to the reduced rate of growth in both a less stable start-up market and a weakened economic environment, coupled with the historical net losses within each reporting unit. The long-term growth rate we used to determine the terminal value of each reporting unit for the year ended December 31, 2008 and for the six months ended June 30, 2009 was 3.0%. This was based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.
     In our market based approach, a valuation multiple was selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as business descriptions, business diversity, the size and operating performance, and overall risk among the benchmark companies were considered in the ultimate selection of the multiple. We used both an Earnings Before Interest Depreciation and Amortization (EBITDA) multiple and revenue multiple to estimate the fair value using a market approach. At June 30, 2009, the Consumer Products and Services reporting unit EBITDA and revenue multiples were 3.8 and 0.4, respectively. The Background Screening and Other reporting units’ revenue multiples were 0.2 and 1.0, respectively.
     However, the comparison of the values calculated using an equally weighted average between the income and market based approach to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. Based on the analysis as of June 30, 2009, the implied fair value of the Consumer Products and Services reporting unit exceeded the carrying value by approximately 67.6%. The carrying value of our Other reporting unit exceeded its implied fair value by 44.3%; however, there is no remaining goodwill allocated to this reporting unit as of June 30, 2009. The carrying value of our Background Screening reporting unit exceeded its implied fair value by approximately 21.7% based on this analysis as of at June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.
     In the reporting units where the carrying value exceeded the fair value which had allocable goodwill, we included certain key assumptions in our discounted cash flows. For the Background Screening segment, we included assumptions for revenue and the impact the recessionary economy is having on worldwide hiring. Our revenue growth rates in later years are consistent with our historical operations for a mature business in a stronger economy. As our operating margin has stabilized in this business, we expect it to grow in proportion to the revenue. In addition, we made several key assumptions regarding the long-term growth rate and discount rates in calculating an implied fair value (see above for discussion).

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
     Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of September 30, 2009. Our Background Screening reporting unit has $3.7 million of goodwill remaining as of September 30, 2009. A continued increase in the domestic and international unemployment rate will have an inverse effect on revenue and cash flow attributable to our Background Screening reporting unit as volume for new hire background screens will be reduced. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.
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
     During the nine months ended September 30, 2009, we did not record an impairment for long-lived assets.
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
Identity Theft, Credit Management and Background Services
     We recognize revenue from our services in accordance with U.S. GAAP. Revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
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
     The amount of revenue recorded by us is also determined in accordance with U.S. GAAP, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.
Accidental Death Insurance and Other Membership Products
     We recognize revenue from our services in accordance with U.S. GAAP. Revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
     The amount of revenue recorded by us is determined in accordance with U.S. GAAP. For insurance products, we generally record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2009 and December 31, 2008 totaled $1.9 million and $1.6 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
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

Deferred Subscription Solicitation and Advertising
     Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are accounted for in accordance with U.S. GAAP. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
     We amortize deferred subscription solicitation costs on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months.
Commission Costs
     In accordance with U.S. GAAP, commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed when incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of the subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.
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
Income Taxes
     We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable.
     Accounting for income taxes in interim periods provides that at the end of each interim period we are required to make our best estimate of the consolidated effective tax rate expected to be applicable for our full calendar year. The rate so determined shall be used in providing for income taxes on a consolidated current year-to-date basis. Further, the rate is reviewed, if necessary, as of the end of each successive interim period during the year to our best estimate of our annual effective tax rate.

     We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. U.S. GAAP addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
     U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined, in accordance with the guidance, that upon conclusion of our Internal Revenue Service examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an impact on our condensed consolidated financial statements as of September 30, 2009. In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax loss, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the nine months ended September 30, 2009. See Note 14, Income Taxes.
Net Income (Loss) Per Common Share
     Basic and diluted income (loss) per share are determined in accordance with the applicable provisions of U.S. GAAP. Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans, our restricted stock units and warrants.
     For the three months ended September 30, 2009, options to purchase 4.3 million shares of common stock, respectively, have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. For the nine months ended September 30, 2009, options to purchase 5.6 million shares of common stock, respectively, have been excluded from the computation of diluted income per share because they do not have a dilutive effect due to our loss from continuing operations. For the three and nine months ended September 30, 2008, options to purchase 4.3 million shares of common stock have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
     A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income (loss) available to common shareholders — basic and diluted	$349	$2,697	$(2,867)	$10,488

Weighted average common shares outstanding — basic	17,534	17,296	17,470	17,244
Dilutive effect of common stock equivalents	317	411	—	342

Weighted average common shares outstanding — diluted	17,851	17,707	17,470	17,586

Income (loss) per common share:
Basic	$0.02	$0.16	$(0.16)	$0.61
Diluted	$0.02	$0.15	$(0.16)	$0.60
Subsequent Events
     Management has evaluated subsequent events after the balance sheet date through November 9, 2009, which is the date our condensed consolidated financial statements were issued.

3. Accounting Standards Updates
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) established the Codification as the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The FASB will no longer issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updated will serve only to update the Codification, provide background information about the guidance, and provide bases for conclusions on the change(s) in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. We have updated our disclosures and condensed consolidated financial statements to reflect the new Codification.
     In August 2009, an update was made to “Fair Value Measurement and Disclosures — Measuring Liabilities at Fair Value”, to provide clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the techniques stated in the update. The update also clarifies fair value calculation for a liability when a restriction exists that prevents the transfer of the liability. The update further clarifies that use of quoted market price for an identical liability or the quoted market price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period, including interim periods, beginning after issuance. We have adopted the provisions of this update as of September 30, 2009 and there is no material impact on our condensed consolidated financial statements.
Accounting Standards Updates Not Yet Effective
     In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”, to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative risk based calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update requires ongoing assessment as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We will adopt the provisions this update as of January 1, 2010 and do not anticipate a material impact to our condensed consolidated financial statements.
     In September 2009, an update was made to “Fair Value Measurement and Disclosures — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which permits entities to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of “Financial Services — Investment Companies” as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with “Fair Value Measurements and Disclosures” guidance. This update also requires disclosure by major category of investment about the attributes of investments within the scope of the update. This update is effective for interim and annual periods ending after December 15, 2009. We will adopt the provisions of this update as of January 1, 2010 and do not anticipate a material impact to our condensed consolidated financial statements.
     In October 2009, an update was made to “Revenue Recognition — Multiple-Deliverable Revenue Arrangements” This update amends the criteria in “Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements and replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact on our condensed consolidated financial statements.
     In October 2009, an update was made to “Software — Certain Revenue Arrangements That Include Software Elements” This update changes the accounting model for revenue arrangements that include both tangible products and software elements. This update removed tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in “Software-Revenue Recognition”. This update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of software revenue guidance and provides additional disclosure requirements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact on our condensed consolidated financial statements.
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
     The fair value of our instruments measured on a recurring basis at September 30, 2009 are as follows (in thousands):

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
US Treasury bills	$4,990	$4,990	$—	$—
Liabilities:
Interest rate swap contracts	$969	$—	$969	$—
The fair value of our instruments measured on a non-recurring basis at September 30, 2009 are as follows (in thousands):

Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
	September 30,	Identical Assets	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Liabilities:
Note Payable	$778	$—	$778	$—	$—
     In the three months ended September 30, 2009, SI incurred a liability to CRG as part of the acquisition of the noncontrolling interest. The terms of the note payable to CRG include a non-interest bearing note of $1.4 million, payable in three equal annual installments of $467 thousand beginning June 30, 2012. Fair value was estimated using a discounted cash flow analysis, based on the current estimated incremental borrowing rate of SI, in accordance with U.S. GAAP. The incremental borrowing rate was estimated based on analysis of similar types of borrowing arrangements by comparable companies.
5. Deferred Subscription Solicitation and Commission Costs
     Deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008, were $40.8 million and $36.4 million, which includes $6.7 million and $7.4 million reported in other assets, respectively. The short-term portion of prepaid commissions is approximately $9.6 million and $8.2 million as of September 30, 2009 and December 31, 2008, respectively, and is included in deferred subscription solicitation costs in our condensed consolidated balance sheet. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statement of operations, for the three months ended September 30, 2009 and 2008 were $16.9 million and $13.2 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2009 and 2008 were $49.5 million and $38.6 million, respectively. Subscription solicitation costs expensed as incurred related to marketing costs, which are included in marketing expenses in our condensed consolidated statement of operations, as they did not meet the criteria for deferral in accordance with U.S. GAAP, for the three months ended September 30, 2009 and 2008 were $3.0 million and $1.1 million, respectively. Subscription solicitation costs expensed as incurred related to marketing for the nine months ended September 30, 2009 and 2008 were $9.5 million and $3.5 million, respectively.
6. Goodwill and Intangible Assets
     Due to the deterioration in the general economic environment and decline in our market capitalization, we concluded a triggering event had occurred at June 30, 2009 indicating potential impairment in our Background Screening reporting unit. We did not have any triggering events in the three months ended September 30, 2009 and therefore, did not perform an analysis of our goodwill. Changes in the carrying amount of goodwill are as follows (in thousands):

	Consumer Products	Background
	and Services	Screening	Other	Total
Goodwill	$43,235	$23,583	$12,632	$79,450
Accumulated impairment losses	—	(13,716)	(12,632)	(26,348)

Balance, January 1, 2009	43,235	9,867	—	53,102
Impairment	—	(6,163)	—	(6,163)

Balance, September 30, 2009	$43,235	$3,704	$—	$46,939

     The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We calculated the value of our reporting units by utilizing an income and market based approach. The value under the income approach is developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. However, the comparison of the values calculated using the income and market based approach to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units in our June 30, 2009 analysis. The carrying value of our Background Screening reporting unit exceeded its implied fair value based on this analysis as of June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.
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
     Intangibles consisted of the following (in thousands):

	September 30, 2009
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(16,997)	$23,860
Marketing related	3,553	(2,975)	578
Technology related	2,796	(1,677)	1,119

Total amortizable intangible assets	$47,206	$(21,649)	$25,557

	December 31, 2008
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(11,575)	$29,282
Marketing related	3,553	(2,392)	1,161
Technology related	2,796	(1,209)	1,587

Total amortizable intangible assets	$47,206	$(15,176)	$32,030

     During the year ended December 31, 2008, we recorded an impairment of $2.6 million to certain intangible assets. We have adjusted the gross carrying amount and accumulated amortization to reflect this impairment. Intangible assets are amortized over a period of three to ten years. For the three and nine months ended September 30, 2009, we incurred aggregate amortization expense of $1.9 million and $6.5 million, respectively, which was included in amortization expense in our condensed consolidated statement of operations. For the three and nine months ended September 30, 2008, we incurred aggregate amortization expense of $2.7 million and $8.1 million, respectively, which was included in amortization expense in our condensed consolidated statement of operations.
     We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2009	$1,772
For the years ending December 31:
2010	5,947
2011	4,493
2012	3,307
2013	2,748
Thereafter	7,290

$25,557

7. Other Assets
     The components of our other assets are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	1,572	70
Escrow receivable	501	501
Prepaid commissions	6,707	7,412
Other	3,272	998

	$12,127	$9,056

     During the nine months ended September 30, 2009, the increase in other assets is primarily related to a trade receivable from an ongoing marketing partner.
8. Accrued Expenses and Other Current Liabilities
     The components of our accrued expenses and other liabilities are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Accrued marketing	$4,091	$2,908
Accrued cost of sales, including credit bureau costs	5,232	5,195
Accrued general and administrative expense and professional fees	5,742	5,121
Insurance premiums	1,924	1,610
Other	2,133	1,009

	$19,122	$15,843

9. Accrued Payroll and Employee Benefits
     The components of our accrued payroll and employee benefits are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Accrued payroll	$1,163	$3,466
Accrued benefits	1,920	1,508
Other	2	24

	$3,085	$4,998

10. Commitments and Contingencies
Leases
     We have entered into long-term operating lease agreements for office space and capital leases for certain equipment. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
For the remaining three months ending December 31,
2009	$374	$244
For the years ending December 31:
2010	1,838	1,062
2011	1,902	882
2012	1,940	444
2013	2,380	—
2014	2,001	—
Thereafter	10,033	—

Total minimum lease payments	$20,468	2,632

Less: amount representing interest		(304)

Present value of minimum lease payments		2,328
Less: current obligation		(951)

Long term obligations under capital lease		$1,377

     During the three and nine months ended September 30, 2009 we entered into additional capital lease agreements for approximately $488 thousand and $1.6 million, respectively.
     In the nine months ended September 30, 2009, we financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of September 30, 2009 are $173 thousand and $330 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows (in thousands):

For the remaining three months ending December 31,
2009	$26
For the years ending December 31:
2010	178
2011	193
2012	106

Long term obligations under arrangements	$503

     Rental expenses included in general and administrative expenses were $375 thousand and $1.6 million for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008 rental expenses included in general and administrative expenses were $772 thousand and $2.1 million, respectively.
Legal Proceedings
     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007. We have alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also has asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. We believe we have meritorious and complete defenses to the counterclaims and intend to defend them vigorously. We believe, however, that it is too early in the litigation to form an opinion as to the likelihood of success on the merits of the counterclaims. Discovery in the case is ongoing.
     On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America of America, NA, Banc of America Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. The defendants each have filed a motion to dismiss the plaintiff’s claims, and the motions are pending. We believe we have meritorious and complete defenses to the plaintiff’s claims. We believe, however, that it is too early in the litigation to form an opinion as to the likelihood of success in defeating the claims.
11. Other Long-Term Liabilities
     The components of our other long-term liabilities are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Deferred rent	$712	$106
Uncertain tax positions, interest and penalties not recognized	741	3,267
Interest rate swaps	969	1,263
Accrued general and administrative expenses	330	—
Other	590	50

	$3,342	$4,686

     For the nine months ended September 30, 2009, our uncertain tax liability, interest and penalties decreased by approximately $2.5 million, of which $323 thousand impacted the consolidated effective tax rate. See Note 14, Income Taxes.
12. Debt and Other Financing

	September 30,	December 31,
	2009	2008
	(In thousands)
Term loan	$16,333	$21,583
Revolving line of credit	23,000	23,000
Demand note payable to CRG	—	900
Note payable to CRG: In 2009, a $1.4 million face amount, non-interest bearing, due in three annual payments of $467 thousand beginning June 30, 2012 (less unamortized discount of $622 thousand which is based on an imputed interest rate of 16%)	778	—
Other	4	14

	40,115	45,497
Less current portion	(7,004)	(7,914)

Total long term debt	$33,111	$37,583

     On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. In July 2009, we entered into a third amendment to the Credit Agreement. The amendment related to the termination and ongoing operations of SI, including the formation of a new domestic subsidiary, Screening International Holdings, LLC (“SIH”), the parent of SI, neither of which will join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination of our joint ownership agreement with CRG and the ongoing operations of SIH. We also formed Intersections Business Services LLC, which will provide services to our Background Screening and Other segments, and which joined in the Credit Agreement as a co-borrower. In 2008, we borrowed $16.6 million under the term loan facility to acquire membership agreements from Citibank. As of September 30, 2009, the outstanding interest rate was 1.3% and principal balance under the Credit Agreement was $39.3 million. Other notes outstanding of $4 thousand were due in the remaining months of 2009.
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
     As further described in Note 13, Derivative Financial Instruments, we entered into interest rate swap transactions on our term loan that converts our variable-rate debt to fixed-rate debt.
     As further described in Note 17, Transfers from Noncontrolling Interest, on July 1, 2009, we and CRG agreed to terminate our existing ownership agreement in SI and we acquired CRG’s 45% ownership interest in SI, resulting in SI becoming our wholly-owned subsidiary. As part of the termination, a $900 thousand demand loan between SI and CRG was forgiven and a non-interest bearing $1.4 million note was issued by SIH to CRG. The note matures in five years and requires equal annual payments by SIH of $467 thousand due on June 30, 2012, June 30, 2013 and June 30, 2014. The note was recorded at fair value, which was $748 thousand, as of July 1, 2009. Interest is being accrued monthly using a 16% imputed interest rate in accordance with U.S. GAAP. For the year ended September 30, 2009 $30 thousand of interest was accrued on the note.
     Aggregate maturities during the subsequent years are as follows (in thousands):

For the twelve month period ending September 30,
2010	$7,004
2011	7,000
2012	25,799
2013	467
2014	467

Total	$40,737

13. Derivative Financial Instruments
Risk Management Strategy

     We maintain an interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. As of September 30, 2009, the interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have notional amounts of $17.5 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (1.3% at September 30, 2009) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (1.3% at September 30, 2009) to a fixed rate of 3.4% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortized to $10.0 million through March 31, 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under U.S. GAAP. For the nine months ended September 30, 2009 and 2008, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statements of operations.
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
Summary of Derivative Financial Statement Impact
     As of September 30, 2009 and December 31, 2008 our interest rate contracts had a fair value of $969 thousand and $1.3 million, respectively, which is included in other long-term liabilities in our condensed consolidated balance sheet. The following table summarizes the impact of derivative instruments in our condensed consolidated statement of operations.
The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
Derivative in SFAS	Recognized in OCI on		Accumulated OCI into				Portion and Amount
No. 133 Cash Flow	Derivative (Effective		Income (Effective				Excluded from
Hedge Relationships Three Months Ended	Portion)		Portion)				Effectiveness Testing)
September 30,	2009	2008	2009		2008		2009	2008
	In thousands of dollars
Interest rate contracts	$(10)	$(25)	$(215)		$(84)		$—	$—

Total	$(10)	$(25)	$(215)	(1)	$(84)	(1)	$—	$—

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
Derivative in SFAS	Recognized in OCI on		Accumulated OCI into				Portion and Amount
No. 133 Cash Flow	Derivative (Effective		Income (Effective				Excluded from
Hedge Relationships Nine Months Ended	Portion)		Portion)				Effectiveness Testing)
September 30,	2009	2008	2009		2008		2009	2008
	In thousands of dollars
Interest rate contracts	$294	$768	$(677)		$(154)		$—	$—

Total	$294	$768	$(677)	(1)	$(154)	(1)	$—	$3

(1)	Gain or (Loss) Reclassified from Accumulated OCI into income for the effective portion of the cash flow hedge is recorded in interest expense in the condensed consolidated statement of operations.

14. Income Taxes
     Our consolidated effective tax rate for the three months ended September 30, 2009 and 2008 was 81.6% and 42.8%, respectively. Our consolidated effective tax rate for the nine months ended September 30, 2009 and 2008 was (49.9%) and 41.4%, respectively. The change in the consolidated effective tax rate for 2009 is primarily due to the inability to utilize the losses generated in the domestic operations of our Background Screening segment for the first six months of 2009 and in the UK operations of this segment for the nine months ended September 30, 2009. These losses are not expected to result in a future tax benefit. Also, we have unfavorable permanent adjustments to taxable loss for non-deductible goodwill impairments and a one-time benefit for the reversal of previously accrued taxes of $323 thousand. For the nine months ended September 30, 2009, our uncertain tax liability decreased by approximately $2.5 million, of which $323 thousand impacted the consolidated effective tax rate. The remaining decrease was related to the timing of certain accruals and has no impact to the consolidated effective tax rate.
15. Stockholders’ Equity
Share Repurchase
     On April 25, 2005, our Board of Directors authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares in the three and nine months ended September 30, 2009 and 2008.
Share Based Compensation
     On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of September 30, 2009, there were 525 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.
     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of September 30, 2009, we have 361 thousand shares remaining to issue and options to purchase 2.4 million shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
     On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 5.1 million shares pursuant to an amendment to the plan executed in May 2009. As of September 30, 2009, we have 2.1 million shares remaining to issue and options to purchase 2.4 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over three and four years of continuous service.
     In May 2009, we completed an offer to eligible employees under our Stock Incentive Plans to exchange certain stock options previously granted with exercise prices below the value of our stock as of March 2009 for a lesser number of replacement options with a lower exercise price. Exchange ratios varied based on the exercise price and remaining term of the tendered option, as well as the fair market value of our common stock used for purposes of the valuation. The new stock options issued pursuant to the exchange vest over a four-year period with no credit for past vesting and have a ten-year contractual term. The exchange of stock options was treated as a modification in accordance with SFAS No. 123R; and the incremental stock-based compensation expense of approximately $1.2 million will be recognized straight line over the four-year vesting period. The remaining unrecognized compensation expense of the original grant will be amortized over the four-year vesting period of the new options

     The compensation committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.
     The 1999 Plan active period expired on August 24, 2009, the 2004 Plan will remain in effect until May 5, 2014, and the 2006 Plan will remain in effect until March 7, 2016, unless terminated by the Board of Directors.
     We account for share-based compensation under the provisions of U.S. GAAP. We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.
     Total share-based compensation expense included in general and administrative expenses in the accompanying condensed consolidated statements of operations was $1.1 million for both the three months ended September 30, 2009 and 2008. Total share-based compensation expense included in general and administrative expenses on our consolidated statements of operations was $3.2 million for both the nine months ended September 30, 2009 and 2008.
     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	55.4%	37.7%
Risk free interest rate	2.0%	3.1%
Expected life of options	6.2 years	6.2 years
     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months and the nine months ended September 30, 2009 and 2008 were zero.
     Expected Volatility. The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as well as our historical share price volatility.
     Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
     Expected Term. The expected term of options granted during the nine months ended September 30, 2009 and 2008 was determined under the simplified calculation provided in U.S. GAAP ((vesting term + original contractual term)/2). For the majority of grants valued during the nine months ended September 30, 2009 and 2008, the options had graded vesting over 3 and 4 years (equal vesting of options annually) and the contractual term was 10 years.
Stock Options
     Total share based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended September 30, 2009 and 2008 was $536 thousand and $562 thousand, respectively. Total share based compensation expense recognized for stock options was $1.6 million for both the nine months ended September 30, 2009 and 2008.

     The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)
Outstanding at December 31, 2008	4,597,106	$11.41
Granted	2,332,522	3.85
Exercised	(115,816)	.45
Canceled	(3,007,760)	12.32

Outstanding at September 30, 2009	3,806,052	$6.49	$4,483	7.75

Exercisable at September 30, 2009	1,238,191	$11.01	$—	4.21

     There were no grants in the three months ended September 30, 2009. The weighted average grant date fair value of options granted based on the Black-Scholes method, during the three months ended September 30, 2008 was $3.87, respectively. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the nine months ended September 30, 2009 and 2008 was $1.76 and $3.56, respectively.
     For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $873 thousand. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $240 thousand and $487 thousand, respectively.
     As of September 30, 2009, there was $6.9 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.
Restricted Stock Units
     Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended September 30, 2009 and 2008 was $577 thousand and $562 thousand, respectively. Total share based compensation recognized for restricted stock units was $1.6 million for both the nine months ended September 30, 2009 and 2008.
     The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life
			(In years)
Outstanding at December 31, 2008	513,884	$9.33
Granted	1,288,941	4.18
Canceled	(78,346)	9.41
Vested	(162,371)	9.41

Outstanding at September 30, 2009	1,562,108	$4.32	3.26

     As of September 30, 2009, there was $6.2 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.
16. Related Party Transactions
     We have a minority investment in White Sky, Inc. (“White Sky”) (formerly Guard ID) and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three and nine months ended September 30, 2009, there was $588 thousand and $1.2 million, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs. As of September 30, 2009, we held $166 thousand of inventory related to White Sky, which is recorded in prepaid and other current assets in our condensed consolidated balance sheet.
17. Transfers from Noncontrolling Interest

     On July 1, 2009, we and CRG terminated our May 15, 2006 ownership agreement pursuant to which we established and operated SI. In connection with the termination, we formed SIH, which purchased from CRG (a) all of CRG’s equity in SI and (b) all of SI’s indebtedness (with an aggregate principal amount and accrued interest of $1.0 million) and certain payables (with a value of $125 thousand (based on current currency conversion rates)) to CRG. SIH paid the purchase price for this equity and indebtedness by delivery of a promissory note in favor of CRG with a principal amount of $1.4 million, accruing no interest and maturing in five years, with equal principal repayments due on June 30, 2012, June 30, 2013 and June 30, 2014. In addition, we contributed to SIH, which in turn, contributed to the capital of SI, certain indebtedness and payables owed to us by SI and its subsidiaries.
     The following table summarizes our net (loss) income attributable to Intersections Inc., and transfers from the noncontrolling interest for the nine months ended September 30:

	2009	2008

Net (loss) income attributable to Intersections Inc.	$(2,867)	$10,488
Decrease in Intersections paid-in capital for purchase of 45 common units of Screening International, LLC	(3,059)	—

Net transfers from noncontrolling interest	(3,059)	—

Change from net income attributable to Intersections Inc. and transfers from noncontrolling interest	$(5,926)	$10,488

     In accordance with U.S. GAAP, changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary are accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest in SIH. Difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest were adjusted were recognized in our stockholders’ equity. As a result of the transaction, we reclassified the noncontrolling interest to stockholders’ equity in our condensed consolidated financial statements
18. Segment and Geographic Information
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
     The following table sets forth segment information for the three and nine months ended September 30, 2009 and 2008:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
	(in thousands)
Three Months Ended September 30, 2009
Revenue	$87,191	$4,603	$1,133	$92,927
Goodwill impairment charges	—	—	—	—
Depreciation	1,736	196	17	1,949
Amortization	1,671	96	124	1,891
Income (loss) before income taxes and minority interest	$5,106	$(844)	$(2,364)	$1,898
Three Months Ended September 30, 2008
Revenue	$83,788	$7,814	$1,813	$93,415
Depreciation	2,190	241	7	2,438
Amortization	2,363	126	250	2,739
Income (loss) before income taxes and minority interest	$6,149	$(1,367)	$(723)	$4,059
Nine Months Ended September 30, 2009

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
	(in thousands)
Revenue	$252,803	$13,548	$4,162	$270,513
Goodwill impairment charges	—	6,163	—	6,163
Depreciation	5,396	631	34	6,061
Amortization	5,762	339	372	6,473
Income (loss) before income taxes and minority interest	$9,994	$(10,320)	$(4,509)	$(4,835)
Nine Months Ended September 30, 2008
Revenue	$245,793	$22,570	$5,158	$273,521
Depreciation	6,375	724	8	7,107
Amortization	6,940	379	813	8,132
Income (loss) before income taxes and minority interest	$21,355	$(3,358)	$(1,765)	$16,232
As of September 30, 2009
Property, plant and equipment, net	$15,774	$2,258	$208	$18,240
Identifiable assets	$162,341	$9,826	$20,270	$192,437
As of December 31, 2008
Property, plant and equipment, net	$14,862	$2,004	$76	$16,942
Identifiable assets	$214,173	$(4,451)	$(8,093)	$201,629
Information concerning the revenues and total assets of principal geographic areas is as follows:

	United States	United Kingdom	Other	Consolidated
	(in thousands)
Revenue
For the three months ended September 30, 2009	$91,972	$870	$85	$92,927
For the three months ended September 30, 2008	89,823	3,549	43	93,415
For the nine months ended September 30, 2009	267,423	2,894	196	270,513
For the nine months ended September 30, 2008	264,501	8,932	88	273,521
Total assets
As of September 30, 2009	$189,973	$2,385	$79	$192,437
As of December 31, 2008	200,717	1,947	(1,035)	201,629
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
     We expanded our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and mass media. We expect to continue our own investment in marketing in the remaining months of 2009 with existing and new clients and expand our direct to consumer business.
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
     The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Subscribers at beginning of period	4,467	5,657	4,730	5,259
New subscribers — indirect	171	366	622	1,551
New subscribers — direct (1)	582	659	1,703	1,774
Cancelled subscribers within first 90 days of subscription	(240)	(269)	(700)	(844)
Cancelled subscribers after first 90 days of subscription	(581)	(1,482)	(1,956)	(2,809)

Subscribers at end of period	4,399	4,931	4,399	4,931

Total revenue	$92,927	$93,415	$270,513	$273,521

Revenue from transactional sales	(5,574)	(9,094)	(16,979)	(26,481)

Revenue from lost/stolen credit card registry	(12)	(9)	(38)	(27)

Subscription revenue	$87,341	$84,312	$253,496	$247,013

Marketing and commissions	$43,724	$35,095	$126,750	$100,253

Commissions paid on transactional sales	(1)	(1)	(3)	(4)

Commissions paid on lost/stolen credit card registry	(41)	(15)	(83)	(38)

Marketing and commissions associated with subscription revenue	$43,682	$35,079	$126,664	$100,211

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.
     Subscription revenue, net of marketing and commissions associated with subscription revenue, is a non-GAAP financial measure that we believe is important to investors and one that we utilize in managing our business as subscription revenue normalizes the effect of changes in the mix of indirect and direct marketing arrangements.
Background Screening

     Through our wholly-owned subsidiary, SIH, we provide a variety of risk management tools for the purpose of personnel and vendor background screening services, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses worldwide. Our background screening services integrate data from various automated sources throughout the world, additional manual research findings from employees and subcontractors, and internal business logic that assists in decision making. Our background screening services are generally sold to corporate clients under contractual arrangements with individual per unit prices for specific service specifications. Due to substantial difference in both service specifications and associated data acquisition costs, prices for our background screening services vary significantly among clients and geographies.
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
     We generally market our background screening services to businesses through an internal sales force. Our services are offered to businesses on a local or global basis. Prices for our services vary based upon complexity of the services offered, the cost of performing these services and competitive factors. Our former joint venture partner, Control Risks Group, Ltd (“Control Risks Group”), will continue to promote our products under a global marketing agreement through May 2011 and license certain trademarks under which our services are branded in certain geographic areas until December 2010.
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
     Through our wholly-owned subsidiary, Net Enforcers, Inc (“Net Enforcers”), we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring and enforcement, intellectual property monitoring, price monitoring and other services. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring and analysis services, as well as per transaction charges for communications related services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month.
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
Management Estimates
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
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31st, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. We have three reporting units: Consumer Products and Services, Background Screening and Other, which is consistent with our operating segments. As of September 30, 2009, goodwill of $43.2 million and $3.7 million resides in our Consumer Products and Services and Background Screening reporting units, respectively.
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
     We estimate fair value giving equal consideration to the income and market approach. Consideration is given to the line of business and operating performance of the entities being valued relative to those of actual transactions, potentially subject to corresponding economic, environmental, and political factors considered to be reasonable investment alternatives.
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
     Due to the deterioration in the general economic environment and decline in our market capitalization, we concluded a triggering event had occurred at June 30, 2009 indicating potential impairment in our Background Screening reporting unit. We determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired. We did not have any triggering events in the three months ended September 30, 2009 and, therefore, did not perform an analysis of our goodwill. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We calculated the value of our reporting units by utilizing an income and market based approach. The value under the income approach is developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results of approximately five years. The assumptions for our discounted future cash flows begin with our historical operating performance. Additionally, we considered the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new products, client service and retention standards. Examples of known economic and market trends that were considered in our Consumer Products and Services reporting unit include the impact a weakened economy has had on our consumer credit card originations, which negatively impact subscriber growth, subscriber attrition, mortgage billings for our products through June 30, 2009. Examples that were considered in our Background Screening and Other reporting units include the impact the higher unemployment rate has had on our application volumes, as well as reduced business spending.
     Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. For the step one impairment test as of June 30, 2009, the discount rates used to develop the estimated fair value of the reporting units ranged from 15.0% to 30.0%. The discount rate for our Consumer Products and Services reporting unit increased to 15.0% from 12.0% for the three months ended June 30, 2009 compared to our annual goodwill impairment evaluation at October 31, 2008. This slight increase represents some anticipated degradation in the core business due to the challenging economic environment and its impact on our financial institution clients. The discount rate for our Background Screening and Other reporting units were 17.0% and 30.0%, respectively. The discount rates for these reporting units are higher because there is inherent risk or volatility in the expected cash flows of these reporting units. This volatility is due to the reduced rate of growth in a less stable start-up market and the reduced rate of growth in a weakened economic environment, coupled with the historical net losses within each reporting unit. The long-term growth rate we used to determine the terminal value of each reporting unit for the year ended December 31, 2008 and for the six months ended June 30, 2009 was 3.0%. This was based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.
     In our market based approach, a valuation multiple was selected based on a financial benchmarking analysis that compared the reporting unit’s operating result with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as business descriptions, business diversity, the size and operating performance, and overall risk among the benchmark companies were considered in the ultimate selection of the multiple. We used both an Earnings Before Interest Depreciation and Amortization (EBITDA) multiple and revenue multiple to estimate the fair value using a market approach. At June 30, 2009, the Consumer Products and Services reporting unit EBITDA and revenue multiples were 3.8 and 0.4, respectively. The Background Screening and Other reporting units’ revenue multiples were 0.2 and 1.0, respectively.
     However, the comparison of the values calculated using an equally weighted average between the income and market based approach to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. Based on the analysis as of June 30, 2009, the implied fair value of the Consumer Products and Services reporting unit exceeded the carrying value by approximately 67.6%. The carrying value of our Other reporting unit exceeded its implied fair value by 44.3%, however, there is no remaining goodwill allocated to this reporting unit as of June 30, 2009. The carrying value of our Background Screening reporting unit exceeded its implied fair value by approximately 21.7% based on this analysis as of at June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.
     In the reporting units where the carrying value exceeded the fair value and had allocable goodwill, we included certain key assumptions in our discounted cash flows. For the Background Screening segment, we included assumptions for revenue and the impact the recessionary economy is having on worldwide hiring. Our revenue growth rates in later years are consistent with our historical operations for a mature business in a stronger economy. As our operating margin has stabilized in this business, we expect it to grow in proportion to the revenue. In addition, we made several key assumptions regarding the long-term growth rate and discount rates in calculating an implied fair value (see above for discussion).

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
     Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of September 30, 2009. Our Background Screening reporting unit has $3.7 million of goodwill remaining as of September 30, 2009. A continued increase in the domestic and international unemployment rate will have an inverse effect on revenue and cash flow attributable to our Background Screening reporting unit as volume for new hire background screens will be reduced. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.
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
     During the nine months ended September 30, 2009, we did not record an impairment for long-lived assets.
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
Identity Theft, Credit Management and Background Services
     We recognize revenue from our services in accordance with U.S. GAAP. Revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion.
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
     The amount of revenue recorded by us is also determined in accordance with U.S. GAAP, which addresses whether a company should report revenue based on the gross amount billed to a customer or the net amount retained by us (amount billed less commissions or fees paid). We generally record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We generally record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.
Accidental Death Insurance and Other Membership Products
     We recognize revenue from our services in accordance with U.S. GAAP. Revenue is recognized when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
     The amount of revenue recorded by us is determined in accordance with U.S. GAAP. For insurance products, we generally record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2009 and December 31, 2008 totaled $1.9 million and $1.6 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
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

Deferred Subscription Solicitation and Advertising
     Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are accounted for in accordance with U.S. GAAP. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
     We amortize deferred subscription solicitation costs on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months.
Commission Costs
     In accordance with U.S. GAAP, commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed when incurred, unless we are entitled to a refund of the commissions. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of the subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.
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
Income Taxes
     We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable.
     Accounting for income taxes in interim periods provides that at the end of each interim period we are required to make our best estimate of the consolidated effective tax rate expected to be applicable for our full calendar year. The rate so determined shall be used in providing for income taxes on a consolidated current year-to-date basis. Further, the rate is reviewed, if necessary, as of the end of each successive interim period during the year to our best estimate of our annual effective tax rate.

     We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. U.S. GAAP addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
     U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined, in accordance with the guidance, that upon conclusion of our Internal Revenue Service examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an impact on our condensed consolidated financial statements as of September 30, 2009. In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax loss, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three months ended September 30, 2009. See Note 14, Income Taxes.
Net Income (Loss) Per Common Share
     Basic and diluted income (loss) per share are determined in accordance with the applicable provisions of U.S. GAAP. Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans, our restricted stock and warrants.
     For the three months ended September 30, 2009, options to purchase 4.3 million shares of common stock, respectively, have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. For the nine months ended September 30, 2009, options to purchase 5.6 million shares of common stock, respectively, have been excluded from the computation of diluted income per share because they do not have a dilutive effect due to our loss from continuing operations. For the three and nine months ended September 30, 2008, options to purchase 4.3 million shares of common stock have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
     A reconciliation of basic income per common share to diluted income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income (loss) available to common shareholders — basic and diluted	$349	$2,697	$(2,867)	$10,488

Weighted average common shares outstanding — basic	17,534	17,296	17,470	17,244
Dilutive effect of common stock equivalents	317	411	—	342

Weighted average common shares outstanding — diluted	17,851	17,707	17,470	17,586

Income (loss) per common share:
Basic	$0.02	$0.16	$(0.16)	$0.61
Diluted	$0.02	$0.15	$(0.16)	$0.60
Subsequent Events
     Management has evaluated subsequent events after the balance sheet date through November 9, 2009, which is the date our condensed consolidated financial statements were issued.
Accounting Standards Updates

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) established the Codification as the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The FASB will no longer issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updated will serve only to update the Codification, provide background information about the guidance, and provide bases for conclusions on the change(s) in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. We have updated our disclosures and condensed consolidated financial statements to reflect the new Codification.
     In August 2009, an update was made to “Fair Value Measurement and Disclosures — Measuring Liabilities at Fair Value”, to provide clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the techniques stated in the update. The update also clarifies fair value calculation for a liability when a restriction exists that prevents the transfer of the liability. The update further clarifies that use of quoted market price for an identical liability or the quoted market price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period, including interim periods, beginning after issuance. We have adopted the provisions of this update as of September 30, 2009 and there is no material impact on our condensed consolidated financial statements.
Accounting Standards Updates Not Yet Effective
     In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”, to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative risk based calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update requires ongoing assessment as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We will adopt the provisions this update as of January 1, 2010 and do not anticipate a material impact to our condensed consolidated financial statements.In September 2009, an update was made to “Fair Value Measurement and Disclosures — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which permits entities to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of “Financial Services — Investment Companies” as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with “Fair Value Measurements and Disclosures” guidance. This update also requires disclosure by major category of investment about the attributes of investments within the scope of the update. This update is effective for interim and annual periods ending after December 15, 2009. We will adopt the provisions of this update as of January 1, 2010 and do not anticipate a material impact to our condensed consolidated financial statements.
     In October 2009, an update was made to “Revenue Recognition — Multiple-Deliverable Revenue Arrangements” This update amends the criteria in “Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements and replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact on our condensed consolidated financial statements.
     In October 2009, an update was made to “Software — Certain Revenue Arrangements That Include Software Elements” This update changes the accounting model for revenue arrangements that include both tangible products and software elements. This update removed tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in “Software-Revenue Recognition”. This update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of software revenue guidance and provides additional disclosure requirements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact on our condensed consolidated financial statements.
Trends Related to the Current Economic Environment
     We anticipate the recessionary economy to continue to have the following three principal effects on our business: We expect new card issuances at our financial institution clients to continue at a lower rate than we experienced prior to the economic downturn, which in turn translates into a softening of revenue for our Consumer Products and Services segment. Our relationships with some financial institution clients may continue to trend toward more direct marketing arrangements as they look more for outside sources to fund partner programs and invest in marketing, which can present both opportunities and challenges to us. This may require additional cash, which may not be available to us. The consolidation of the major financial institutions and turbulence with the financial services market could also have an impact. The global slowdown in hiring will continue to reduce the volume of purchases of background screening reports, which will continue to reduce revenue in our Background Screening segment. Reductions in external spending by financial institutions and corporations may reduce case volumes and increase cancellation rates in our Other segment.
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
     Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by SIH. Our Other segment includes breach response and identity theft referral services. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
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
Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008 (in thousands):
     The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Three Months Ended September 30, 2009
Revenue	$87,191	$4,603	$1,133	$92,927
Operating expenses:
Marketing	15,492	—	—	15,492
Commissions	28,172	—	60	28,232
Cost of revenue	22,149	2,726	533	25,408
General and administrative	12,657	2,174	2,763	17,594
Impairment	—	—	—	—
Depreciation	1,736	196	17	1,949

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Amortization	1,671	96	124	1,891

Total operating expenses	81,877	5,192	3,497	90,566

Income (loss) from operations	$5,314	$(589)	$(2,364)	$2,361

Three Months Ended September 30, 2008
Revenue	$83,788	$7,814	$1,813	$93,415
Operating expenses:
Marketing	12,776	—	—	12,776
Commissions	22,199	—	120	22,319
Cost of revenue	25,048	4,600	791	30,439
General and administrative	12,444	3,898	1,370	17,712
Depreciation	2,190	241	7	2,438
Amortization	2,363	126	250	2,739

Total operating expenses	77,020	8,865	2,538	88,423

Income (loss) from operations	$6,768	$(1,051)	$(725)	$4,992

Consumer Products and Services Segment
     Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. It includes identity theft management tools, membership product offerings and other subscription based services such as life and accidental death insurance.
OVERVIEW
     Our income from operations for our Consumer Products and Services segment decreased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This was primarily from increased marketing and commission expenses primarily as a result of our continued investment in our direct to consumer business and prepaid commission arrangements. This was partially offset by increased revenue from direct marketing arrangements, which increased 8.3% to 88.1% as of September 30, 2009. This includes our 2008 acquisition of Citibank’s membership agreements, which we recognize as a direct marketing arrangement. Our subscription revenue (see Other Data on page 28) increased to $87.1 million from $84.3 million in the comparable period. We expect both new sales and subscriber attrition to remain relatively consistent in the remaining months of 2009 until the economy begins to recover.

	Three Months Ended September 30,
	2009	2008	Difference	%
Revenue	$87,191	$83,788	$3,403	4.1%
Operating expenses:
Marketing	15,492	12,776	2,716	21.3%
Commissions	28,172	22,199	5,973	27.0%
Cost of revenue	22,149	25,048	(2,899)	(11.6)%
General and administrative	12,657	12,444	213	1.7%
Depreciation	1,736	2,190	(454)	(20.7)%
Amortization	1,671	2,363	(692)	(29.3)%

Total operating expenses	81,877	77,020	4,857	6.3%

Income from operations	$5,314	$6,768	$(1,454)	(21.5%)

     Revenue. Revenue increased in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily from growth in revenue from existing client relations and an increase in the ratio of revenue from direct marketing arrangements to revenue from indirect marketing arrangements and increased revenue from products and services marketed directly to consumers, partially offset by the loss of subscribers from our wholesale relationship with Discover. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 87.9% for the three months ended September 30, 2009 from 79.8% in the three months ended September 30, 2008.
     Total subscriber additions for the three months ended September 30, 2009 were 753 thousand compared to 1.0 million in the three months ended September 30, 2008.
     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	September 30,
	2009	2008
Percentage of subscribers from direct marketing arrangements to total subscribers	60.6%	52.5%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	77.3%	64.3%
Percentage of revenue from direct marketing arrangements to total subscription revenue	87.9%	79.8%
     Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including telemarketing, web-based marketing and direct mail expenses such as printing and postage. The increase in marketing is primarily a result of our continued investment in our Consumer Direct business. Amortization of deferred subscription solicitation costs related to marketing for the three months ended September 30, 2009 and 2008 were $12.5 million and $11.7 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the three months ended September 30, 2009 and 2008 were $3.0 million and $1.1 million, respectively, as a result of our increased investment in broadcast media relating to our direct to consumer products. We expect this trend to continue at an increased level.
     As a percentage of revenue, marketing expenses increased to 17.8% for the three months ended September 30, 2009 from 15.2% for the three months ended September 30, 2008.
     Commissions Expenses. Commission expenses consist of commissions paid to our clients. The increase is related to an increase in sales and subscribers from our direct marketing arrangements as well as commissions recognized under our prepaid commission arrangements.
     As a percentage of revenue, commission expenses increased to 32.3% for the three months ended September 30, 2009 from 26.5% for the three months ended September 30, 2008 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients. We expect commission expenses, as a percentage of revenue, to continue to increase as we continue to grow our direct marketing arrangements.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. The decrease in cost of revenue was attributed mainly to a $2.0 million reduction in fulfillment volumes and a $844 thousand decrease in data costs due to less subscriber additions.
     As a percentage of revenue, cost of revenue was 25.4% for the three months ended September 30, 2009 compared to 29.9% for the three months ended September 30, 2008.
     General and Administrative Expenses. General and administrative expenses consist of personnel, supplies, professional fees and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. The increase in general and administrative expenses is primarily related to expenses related to moving our operations to a new facility.
     As a percentage of revenue, general and administrative expenses decreased to 14.5% for the three months ended September 30, 2009 from 14.9% for the three months ended September 30, 2008.
     Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease is due to a reduction in depreciable assets placed into service.
     As a percentage of revenue, depreciation expenses decreased to 2.0% for the three months ended September 30, 2009 from 2.6% for the three months ended September 30, 2008.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease is due to a reduction in amortization of customer related intangibles, which are amortized on an accelerated basis.
     As a percentage of revenue, amortization expenses decreased to 1.9% for the three months ended September 30, 2009 from 2.8% for the three months ended September 30, 2008.

Background Screening Segment
     Our Background Screening segment consists of the personnel and vendor background screening services provided by SI.
OVERVIEW
     Our loss from operations for our Background Screening segment decreased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The general economic slowdown has reduced overall hirings by our clients both in the US and UK and, accordingly, the demand for our services. For example, the domestic unemployment rate, per the U.S. Bureau of Labor, has increased since September 30, 2008 (6.2%) to 9.8% as of September 30, 2009 and is expected to continue to increase in 2010. Our decreased revenue is due to reduced volume in our domestic operations, which negatively impacted our revenue. Our volume decreased 18.2% in the three months ended September 30, 2009 from the prior period in our domestic operations. In the UK, our volume in the three months ended September 30, 2009 also decreased 72.2% from the comparable period. We are attempting to make reductions in our costs to offset the declining revenue.

	Three Months Ended September 30,
	2009	2008	Difference	%
Revenue	$4,603	$7,814	$(3,211)	(41.1)%
Operating expenses:
Cost of revenue	2,726	4,600	(1,874)	(40.1)%
General and administrative	2,174	3,898	(1,724)	(44.2)%
Depreciation	196	241	(45)	(18.7)%
Amortization	96	126	(30)	(23.8)%

Total operating expenses	5,192	8,865	(3,673)	(41.4)%

Loss from operations	$(589)	$(1,051)	$462	44.0%

     Revenue. The decrease is primarily attributable to a reduction in revenue from our UK operations of $2.7 million and a reduction in domestic revenue of $542 thousand. The reduction in revenue is primarily due to a decrease in volume for our background screening services. The economic recession has reduced overall hiring by our clients and, accordingly, the demand for our services. We anticipate this trend to continue for the remaining months of 2009, and possibly beyond, until the economy starts to recover.
     Cost of Revenue. Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. The decrease in cost of revenue is due to a reduction of $715 thousand in database fees and fulfillment costs and reductions of $122 thousand in domestic labor costs primarily due to reductions in volume. Volume has decreased in the UK as well as labor costs of $1.0 million as a result of ongoing cost management and productivity initiatives.
     As a percentage of revenue, cost of revenue was 59.2% for the three months ended September 30, 2009 compared to 58.9% for the three months ended September 30, 2008.
     General and Administrative Expenses. General and administrative expenses consist of personnel, professional services and facilities expenses associated with our sales, marketing, information technology, finance, human resources and account management functions. The decrease in general and administrative expenses is primarily attributable to reductions in payroll costs of $966 thousand and other general and administrative expenses of $758 thousand from cost reduction initiatives.
     As a percentage of revenue, general and administrative expenses decreased to 47.2% for the three months ended September 30, 2009 from 49.9% for the three months ended September 30, 2008.
Other Segment
     Our Other segment includes the services for our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services. This segment also includes the software management solutions for the bail bond industry provided by Captira and corporate brand protection provided by Net Enforcers.
OVERVIEW

     Our loss from operations for our Other segment increased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The general economic slowdown has negatively impacted these businesses and its revenue, along with slower growth for these early stage businesses in a new market. In addition, there are increased professional fees at Net Enforcers from ongoing litigation and regulatory compliance issues.

	Three Months Ended September 30,
	2009	2008	Difference	%
Revenue	$1,133	$1,813	$(680)	(37.5)%
Operating expenses:
Commissions	60	120	(60)	(50.0)%
Cost of revenue	533	791	(258)	(32.6)%
General and administrative	2,763	1,370	1,393	101.7%
Depreciation	17	7	10	142.8%
Amortization	124	250	(126)	(50.4)%

Total operating expenses	3,497	2,538	959	37.8%

(Loss) income from operations	$(2,364)	$(725)	(1,639)	(226.1)%

     Revenue. The decrease in revenue is primarily attributable to a decrease in sales and subscribers from our referral and breach business, along with a decrease in our corporate brand protection business. Our referrals from banking institutions have decreased, which has a corresponding decrease to our revenue. The general economic slowdown has negatively impacted sales at Net Enforcers. We anticipate this trend continuing for the remaining months of 2009 and possibly beyond. We are attempting to make reductions in our costs to offset the declining revenue in this segment.
     Commissions Expense. Commissions expenses consist of commissions paid to our clients. The decrease in commissions is related to the decrease in sales and subscribers from our referral and breach business.
     As a percentage of revenue, commission expense was 5.3% for the three months ended September 30, 2009 and 6.6% for the three months ended September 30, 2008.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers and one-time transactional sales. Cost of revenue primarily decreased due to a decrease in sales from our referral and breach entity, along with a decrease of volume in our corporate brand protection business.
     As a percentage of revenue, cost of revenue was 47.0% for the three months ended September 30, 2009 and 43.6% for the three months ended September 30, 2008.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account management functions. The increase is primarily due to additional legal fees at Net Enforcers from ongoing litigation and regulatory compliance issues.
     As a percentage of revenue, general and administrative expenses increased to 243.8% for the three months ended September 30, 2009 from 75.5% for the three months ended September 30, 2008.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease is due to a reduction in the depreciable carrying value from intangible asset impairments recorded in the year ended December 31, 2008.
     As a percentage of revenue, amortization expenses decreased to 10.9% for the three months ended September 30, 2009 from 13.8% for the three months ended September 30, 2008.
Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008 (in thousands):
The consolidated results of operations are as follows:

	Consumer
	Products	Background
	and Services	Screening	Other	Consolidated
Nine Months Ended September 30, 2009
Revenue	$252,803	$13,548	$4,162	$270,513
Operating expenses:
Marketing	45,868	—	—	45,868
Commissions	80,604	—	278	80,882
Cost of revenue	66,151	8,877	1,764	76,792
General and administrative	38,373	8,229	6,222	52,824
Impairment	—	6,163	—	6,163
Depreciation	5,396	631	34	6,061
Amortization	5,762	339	372	6,473

Total operating expenses	242,154	24,239	8,670	275,063

Income (loss) from operations	$10,649	$(10,691)	$(4,508)	$(4,550)

Nine Months Ended September 30, 2008
Revenue	$245,793	$22,570	$5,158	$273,521
Operating expenses:
Marketing	38,573	—	—	38,573
Commissions	61,320	—	360	61,680
Cost of revenue	73,769	12,814	2,136	88,719
General and administrative	35,759	11,663	3,609	51,031
Depreciation	6,375	724	8	7,107
Amortization	6,940	379	813	8,132

Total operating expenses	222,736	25,580	6,926	255,242

Income (loss) from operations	$23,057	$(3,010)	$(1,768)	$18,279

Consumer Products and Services Segment
OVERVIEW
     Our income from operations for our Consumer Products and Services segment decreased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This is primarily due to increased marketing and commissions expenses primarily as a result of our continued investment in our Consumer Direct business and prepaid commission arrangements This was partially offset by an increase in revenue from direct marketing arrangements, which increased 10.9% to 87.4% as of September 30, 2009, partially offset by the loss of our wholesale relationship with Discover. Our subscription revenue (see Other Data on page 28) increased to $253.2 million from $247.0 million in the comparable period. We expect both new sales and subscriber attrition to remain relatively consistent in the remaining months of 2009 until the economy begins to recover.

	Nine Months Ended September 30,
	2009	2008	Difference	%
Revenue	$252,803	$245,793	$7,010	2.9%
Operating expenses:
Marketing	45,868	38,573	7,295	19.0%
Commissions	80,604	61,320	19,284	31.4%
Cost of revenue	66,151	73,769	(7,618)	(10.3)%
General and administrative	38,373	35,759	2,614	7.3%
Depreciation	5,396	6,375	(979)	(15.4)%
Amortization	5,762	6,940	(1,178)	(17.0)%

Total operating expenses	242,154	222,736	19,418	8.7%

Income from operations	$10,649	$23,057	$(12,408)	(53.8)%

     Revenue. The increase is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct consumer marketing arrangements to revenue from indirect customers and increased revenue from products and services marketed directly to consumers. This was partially offset by the loss of subscribers from our wholesale relationship with Discover. Revenue from direct marketing arrangements, in which we recognize the gross amount billed to the customer, has increased to 87.4% for the nine months ended September 30, 2009 from 76.5% in the nine months ended September 30, 2008.

     Total subscriber additions for the nine months ended September 30, 2009 were 2.3 million compared to 3.3 million in the nine months ended September 30, 2008.
     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Nine Months Ended
	September 30,
	2009	2008
Percentage of subscribers from direct marketing arrangements to total subscribers	60.6%	52.5%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	73.2%	53.4%
Percentage of revenue from direct marketing arrangements to total subscription revenue	87.4%	76.5%
     Marketing Expenses. The increases in marketing is primarily a result of our continued investment in our Consumer Direct business. Amortization of deferred subscription solicitation costs related to marketing for the nine months ended September 30, 2009 and 2008 were $36.4 and $35.1 million, respectively. Subscription solicitation costs related to marketing costs expensed as incurred for the nine months ended September 30, 2009 and 2008 were $9.5 million and $3.5 million, respectively, as a result of our increased investment in broadcast media relating to our direct to consumer products. We expect this trend to continue at an increased level.
     As a percentage of revenue, marketing expenses increased to 18.1% for the nine months ended September 30, 2009 from 15.7% for the nine months ended September 30, 2008.
     Commission Expenses. The increase in commissions is related to an increase in sales and subscribers from our direct subscription business and in commissions recognized under our prepaid commission arrangements.
     As a percentage of revenue, commission expenses increased to 31.9% for the nine months ended September 30, 2009 from 24.9% for the nine months ended September 30, 2008 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients. We expect commissions expense, as a percentage of revenue, to continue to increase as we continue to increase our direct marketing arrangements.
     Cost of Revenue. The decrease in cost of revenue was attributed mainly to $4.7 million in decreased fulfillment costs due to a reduction in initial fulfillment costs for ongoing subscribers and a $4.0 million reduction in data costs required to support new and ongoing customers due to less subscriber additions.
     As a percentage of revenue, cost of revenue was 26.2% for the nine months ended September 30, 2009 compared to 30.0% for the nine months ended September 30, 2008.
     General and Administrative Expenses. The increase in general and administrative expenses is primarily related to increased payroll costs, professional fees, as well as costs associated with moving our operations to a new facility.
     As a percentage of revenue, general and administrative expenses increased to 15.2% for the nine months ended September 30, 2009 from 14.5% for the nine months ended September 30, 2008.
     Depreciation. Depreciation expense decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is a reduction in depreciable assets placed into service.
     As a percentage of revenue, depreciation expenses decreased to 2.1% for the nine months ended September 2009 from 2.6% for the nine months ended September 30, 2008.
     Amortization. Amortization expense decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is due to a reduction in amortization of customer related intangibles, which are amortized on an accelerated basis.
As a percentage of revenue, amortization expenses decreased to 2.3% for the nine months ended September 30, 2009 from 2.8% for the nine months ended September 30, 2008.

Background Screening Segment
OVERVIEW
     Our loss from operations for our Background Screening segment decreased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The general economic slowdown has reduced overall hiring’s by our clients both in the US and UK and, accordingly, the demand for our services. For example, the domestic unemployment rate, per the U.S. Bureau of Labor, has increased since September 30, 2008 (6.2%) to 9.8% as of September 30, 2009 and is expected to continue to increase in 2010. Our decreased revenue is due to reduced volume in our domestic operations, which negatively impacted our revenue. Our volume decreased 25.4% in the nine months ended September 30, 2009 from the prior period in our domestic operations. In the UK, our volume in the nine months ended September 30, 2009 also decreased 57.9% than in the comparable period. We are attempting to make reductions in our costs to offset the declining revenue. Also, we incurred a $6.2 million non-cash goodwill impairment charge in the nine months ended September 30, 2009.

	Nine Months Ended September 30,
	2009	2008	Difference	%
Revenue	$13,548	$22,570	$(9,022)	(40.0%)
Operating expenses:
Cost of revenue	8,877	12,814	(3,937)	(30.1%)
General and administrative	8,229	11,663	(3,434)	(29.4%)
Impairment	6,163	—	6,163	100.0%
Depreciation	631	724	(93)	(12.8%)
Amortization	339	379	(40)	(10.5%)

Total operating expenses	24,239	25,580	(1,341)	(5.2%)

Loss from operations	$(10,691)	$(3,010)	$(7,681)	(255.2)%

     Revenue. The decrease is primarily attributable to a reduction in UK revenue of $6.1 million and domestic revenue of $3.0 million. The reduction in revenue is primarily due to a decrease in volume of our background screening services, as the economic recession has reduced overall hiring by our clients and, accordingly, the demand for our services. We anticipate that this trend will continue for the remaining months of 2009 and possibly beyond until the economy starts to recover.
     Cost of Revenue. The decrease in cost of revenue is due to reductions in database fees and fulfillment costs of $2.4 million and domestic labor costs of $1.6 million primarily due to reductions in volume. Volume has decreased in the UK as well as labor costs in the UK operations of $1.3 million as a result of ongoing cost management and productivity initiatives.
     As a percentage of revenue, cost of revenue was 65.5% for the nine months ended September 30, 2009 compared to 56.8% for the nine months ended September 30, 2008.
     General and Administrative Expenses. The decrease in general and administrative expenses is primarily attributable to reductions in other general and administrative expense expenses of $1.9 million, payroll costs of $1.5 million and advertising expenses of $276 thousand, partially offset by a one-time severance expense of $250 thousand paid in 2008.
     As a percentage of revenue, general and administrative expenses increased to 60.7% for the nine months ended September 30, 2009 from 51.7% for the nine months ended September 30, 2008.
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

Other Segment
OVERVIEW
     Our loss from operations for our Other segment increased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The general economic slowdown has negatively impacted these businesses and its revenue, along with slower growth for these early stage businesses in a new market. In addition, there are increased professional fees at Net Enforcers from ongoing litigation and regulatory compliance issues.

		Nine Months Ended September 30,
	2009	2008	Difference	%
Revenue	$4,162	$5,158	$(996)	(19.3)%
Operating expenses:
Commissions	278	360	(82)	(22.8)%
Cost of revenue	1,764	2,136	(372)	(17.4)%
General and administrative	6,222	3,609	2,613	72.4%
Depreciation	34	8	26	325.0%
Amortization	372	813	(441)	(54.2)%

Total operating expenses	8,670	6,926	1,744	25.2%

Loss from operations	$(4,508)	$(1,768)	$(2,740)	(155.0)%

     Revenue. The decrease is primarily attributable to a decrease in sales and subscribers from our referral and breach business, along with a decrease in our corporate brand protection business. Our referrals from banking institutions have decreased, which has a corresponding decrease to revenue. The general economic slowdown has negatively impacted sales at Net Enforcers. We anticipate this trend continuing for the remaining quarter of 2009, and possibly beyond. We are attempting to make reductions in our costs to offset the declining revenue in this segment.
     Commissions Expense. The decrease in commissions is related to a decrease in sales and subscribers from our referral and breach business.
     As a percentage of revenue, commission expense was 6.7% for the nine months ended September 30, 2009 and 7.0% for the nine months ended September 30, 2008.
     Cost of Revenue. The decrease is due to a decrease in sales from our referral and breach entity.
     As a percentage of revenue, cost of revenue was 42.4% for the nine months ended September 30, 2009 compared to 41.4% for the nine months ended September 30, 2008.
     General and Administrative Expenses. The increase is primarily due to additional legal fees due to ongoing litigation and regulatory compliance issues.
     As a percentage of revenue, general and administrative expenses increased to 149.5% for the nine months ended September 30, 2009 from 70.0% for the nine months ended September 30, 2008.
     Amortization. The decrease is due to a reduction in the depreciable carrying value from intangible asset impairments recorded in the year ended December 31, 2008.
     As a percentage of revenue, amortization expenses decreased to 8.9% for the nine months ended September 30, 2009 compared to 15.8% for the nine months ended September 30, 2008.
Interest Income
     Interest income decreased 87.0% to $6 thousand for the three months ended September 30, 2009 from $46 thousand for the three months ended September 30, 2008. Interest income decreased 32.1% to $148 thousand for the nine months ended September 30, 2009 from $218 thousand for the nine months ended September 20, 2008. The decrease was primarily attributable to the decrease in interest income earned on cash balances due to lower overnight investment rates.
Interest Expense
     Interest expense decreased 12.1% to $472 thousand for the three months ended September 30, 2009 from $537 thousand for the three months ended September 30, 2008. Interest expense decreased 47.2% to $909 thousand for the nine months ended September 30, 2009 from $1.7 million for the nine months ended September 30, 2008. The reduction in interest expense is primarily due to the interest calculated on an uncertain tax position in 2008 which was effectively settled in the nine months ended September 30, 2009.
     In 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.
Other Income (Expense)
     Other income increased to $3 thousand for the three months ended September 30, 2009 from an expense of $442 thousand for the three months ended September 30, 2008. Other income increased to $476 thousand for the nine months ended September 30, 2009 from an expense of $543 thousand for the nine months ended September 30, 2008. This is primarily attributable to the increase in the foreign currency transaction gain resulting from exchange rate fluctuations over the current period.
Income Taxes
     Our consolidated effective tax rate for the three months ended September 30, 2009 and 2008 was 81.6% and 42.8%, respectively. Our consolidated effective tax rate for the nine months ended September 30, 2009 and 2008 was (49.9%) and 41.4%, respectively. The change in the consolidated effective tax rate for 2009 is primarily due to the inability to utilize the losses generated in the domestic operations of our Background Screening segment for the first six months of 2009 and in the UK operations of this segment for the nine months ended September 30, 2009. These losses are not expected to result in a future tax benefit. Also, we have unfavorable permanent adjustments to taxable loss for non-deductable goodwill impairments and a one-time benefit for the reversal of previously accrued taxes of $323thousand. For the nine months ended September 30, 2009, our uncertain tax liability decreased by approximately $2.5 million, of which $323 thousand impacted the consolidated effective tax rate. The remaining decrease was related to the timing of certain accruals and has no impact to the consolidated effective tax rate.
Liquidity and Capital Resources
     Cash and cash equivalents were $12.0 million as of September 30, 2009 compared to $10.8 million as of December 31, 2008. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
     During the nine months ended September 30, 2009, we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments in our condensed consolidated financial statements.
     Our Background Screening and Other segments operate at a cash flow deficit, and we anticipate this cash flow deficit to continue for the remaining months of 2009 and thereafter for the Background Screening segment until the economy and unemployment rate begins to recover, as well as for the Other segment. We have made and continue to attempt to make cost reductions, such as decreases to headcount and consolidation of operations, at these segments to offset their declining volume and revenue.
     During the nine months ended September 30, 2009, we funded the operations within our Background Screening and Other segments using cash flow generated by the operations of our Consumer Products and Services segment. However, we are currently prohibited under our credit agreement with Bank of America from making investments in our Background Screening segment in excess of $5.0 million, and as of November 1, 2009, we have invested approximately $4.9 million in this segment. Accordingly, we will not be able to continue to fund the Background Screening operations from cash flow generated by our other businesses unless we obtain the consent of Bank of America. We are attempting to continue to reduce costs in this business, as well as seeking alternative sources of financing, modifying the credit agreement and considering operational and business alternatives for our Background Screening segment; however, we cannot assure you that we will be successful in these alternatives. If we are not successful, we may not be able to continue to fund the operations of the Backgrounds Screening segment, which may result in changes in the operations that have a material adverse effect on the business. Our accounts receivable balance as of September 30, 2009 was $26.8 million, including approximately $2.0 million related to our Background Screening segment, compared to $29.4 million, including approximately $2.3 million related to our Background Screening segment, as of December 31, 2008.

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
     Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $32.6 million as of September 30, 2009 compared to $33.7 million as of December 31, 2008. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months.

	Nine Months Ended September 30,
	2009	2008	Difference
		(In thousands)
Cash flows provided by operating activities	$13,561	$25,216	$(11,655)
Cash flows used in investing activities	(5,842)	(44,725)	38,883
Cash flows (used in) provided by financing activities	(6,266)	16,336	(22,602)
Effect of exchange rate changes on cash and cash equivalents	(182)	(263)	81

Increase in cash and cash equivalents	1,271	(3,436)	4,707
Cash and cash equivalents, beginning of year	10,762	19,780	(9,018)

Cash and cash equivalents, end of year	$12,033	$16,344	$(4,311)

     Cash flows provided by operations was $13.6 million for the nine months ended September 30, 2009 compared to $25.2 million for the nine months ended September 30, 2008. The $11.7 million decrease in cash flows provided by operations was primarily the result of a decrease in earnings and an increase in subscription solicitation costs partially offset by a decrease in accounts receivable. Over the past year, as certain of our financial institution clients have requested that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers, we have used an increased portion of our cash flow generated from operations to finance our business. In the nine months ended September 30, 2009, net cash used in operations for deferred subscription solicitation costs was $53.9 million. We anticipate this trend to continue with our financial institutions clients in the remaining months of 2009. For the remaining three months of the year ended December 31, 2009 and for the year ended December 31, 2010, we expect our future cash flows may be impacted by prepaying these commissions. We also expect that our future cash flows could be impacted by our agreements to pay more of the new subscriber marketing costs. These agreements are short-term in nature and are not a “continuing contract” because either party may generally terminate the agreements without cause at any time, without penalty. Due to the short-term nature of these agreements, our clients could at any time re-negotiate (and at times have renegotiated) any of the key terms, including price, marketing and commission arrangements. Our operating results will continue to be impacted by the non-cash amortization of these prepaid commissions, as well as the amortization of the deferred subscription solicitation costs. If we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.
     Cash flows used in investing activities was $5.8 million for the nine months ended September 30, 2009 compared to $44.7 million during the nine months ended September 30, 2008. Cash flows used in investing activities for the nine months ended September 30, 2009 was primarily attributable to the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2008 was primarily attributable to the purchase of the Citibank membership agreements in January 2008.

     Cash flows used in financing activities was $6.3 million compared to cash flows provided by financing activities of $16.3 million for the nine months ended September 30, 2009 and 2008, respectively. Cash flows used in financing activities for the nine months ended September 30, 2009 was primarily attributable to long term debt repayments of $5.3 million. Cash flows provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to debt proceeds which were principally used to purchase the Citibank membership agreements, partially offset by the repayment of our revolving line of credit.
     On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. In July 2009, we entered into a third amendment to the Credit Agreement. The amendment related to the termination and ongoing operations of Screening International, including the formation of a new domestic subsidiary that will not join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination and the ongoing operations of Screening International. As of September 30, 2009, the outstanding interest rate was 1.3% and principal balance under the Credit Agreement was $39.3 million.
     The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments including at SIH and its subsidiaries; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the credit agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary by us that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
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
     The interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have notional amounts of $17.5 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (1.3% at September 30, 2009) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (1.3% at September 30, 2009) to a fixed rate of 3.4% per annum through December 2011.
     The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount on the revolving line of credit amortized to $10.0 million in the nine months ended September 30, 2009. Both swaps terminate in December 2011 .We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed under U.S. GAAP. For the nine months ended September 30, 2009, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statement of operations.
     On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any common stock in the nine months ended September 30, 2009.
Contractual Obligations
     During the three and nine months ended September 30, 2009 we entered into additional capital lease agreements for approximately $488 thousand and $1.6 million, respectively. Additionally, in the nine months ended September 30, 2009, we financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of September 30, 2009 are $173 thousand and $330 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate
     We had cash and cash equivalents totaling $12.0 million and $10.8 million at September 30, 2009 and December 31, 2008, respectively. We believe our cash and cash equivalents are highly liquid investments that may consist primarily of short-term U.S. Treasury securities with original maturity dates of less than or equal to three months. We do not enter into investments for trading or speculative purposes. Due to the short term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to long-term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR). We have entered into a series of interest rate swaps to mitigate the variable-rate risk on our long-term debt obligations. As of September 30, 2009 the fixed rate is 3.4% and 3.2% on notional amounts of $10.0 million and $17.5 million, respectively.
Foreign Currency
     We have a foreign majority-owned subsidiary, Screening International, and therefore, are subject to foreign currency exposure. Screening International’s wholly-owned subsidiary, Control Risks Screening Limited, is located in the UK, conducts international business and prepares financial statements per UK statutory requirements in British pounds. Control Risks Screening’s financial statements are translated to US dollar for US GAAP reporting. As a result, our financial results are affected by fluctuations in this foreign currency exchange rate. During the nine months ended September 30, 2009, the U.S. dollar has generally been weaker relative to the British pound. This has a positive impact on our results of operations as British pounds are translating into a greater amount of U.S. dollars. During 2008, the U.S. dollar was generally stronger relative to the British pound. This adversely impacted our results of operations as British pounds were translating into less U.S. dollars. The impact of the transaction gains and losses from the UK statutory records on the statement of operations was a gain of $437 thousand for the nine months ended September 30, 2009. We do not believe that the volatile impact of exchange risk from recent prior periods is indicative of the future, however, there can be no assurances that this volatility will not continue.
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
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007. We have alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also has asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. We believe we have meritorious and complete defenses to the counterclaims and intend to defend them vigorously. We believe, however, that it is too early in the litigation to form an opinion as to the likelihood of success on the merits of the counterclaims. Discovery in the case is ongoing.
     On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America of America, NA, Banc of America Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. The defendants each have filed a motion to dismiss the plaintiff’s claims, and the motions are pending. We believe we have meritorious and complete defenses to the plaintiff’s claims. We believe, however, that it is too early in the litigation to form an opinion as to the likelihood of success in defeating the claims.
Item 1A. Risk Factors
     A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Other than the additional or modified risk factors described below, no material changes in risk factors occurred during the third quarter of 2009. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.
     As a result of the termination of our Screening International ownership agreement and Screening International becoming our wholly-owned subsidiary, through our ownership of Screening International Holdings, we will now be responsible for all of the losses and liabilities, as well as capital requirements, of Screening International. Screening International’s revenue continues to decline primarily because the general economic slowdown has reduced overall hiring by its clients and, accordingly, the demand for its services. We anticipate this trend will continue for the remaining months of 2009 and possibly beyond until the economy starts to recover. This declining revenue at Screening International Holdings may negatively impact our overall results of operations and could have a material adverse effect on our business and stock price.
     Our Background Screening and Other segments operate at a cash flow deficit, and we anticipate this cash flow deficit to continue for the remaining months of 2009 and thereafter for the Background Screening segment until the economy and unemployment rate begins to recover, as well as for the Other segment. We have made and continue to attempt to make cost reductions, such as decreases to headcount and consolidation of operations, at these segments to offset their declining volume and revenue.
     During the nine months ended September 30, 2009, we funded the operations within our Background Screening and Other segments using cash flow generated by the operations of our Consumer Products and Services segment. However, we are currently prohibited under our credit agreement with Bank of America from making investments in our Background Screening segment in excess of $5.0 million, and as of November 1, 2009, we have invested approximately $4.9 million in this segment. Accordingly, we will not be able to continue to fund the Background Screening operations from cash flow generated by our other businesses unless we obtain the consent of Bank of America. We are attempting to continue to reduce costs in this business, as well as seeking alternative sources of financing, modifying the credit agreement and considering operational and business alternatives for our Background Screening segment; however, we cannot assure you that we will be successful in these alternatives. If we are not successful, we may not be able to continue to fund the operations of the Backgrounds Screening segment, which may result in changes in the operations that have a material adverse effect on the business. Our accounts receivable balance as of September 30, 2009 was $26.8 million, including approximately $2.0 million related to our Background Screening segment, compared to $29.4 million, including approximately $2.3 million related to our Background Screening segment, as of December 31, 2008.
Item 6. Exhibits
10.1	Amendment No. 3 dated as of July 1, 2009 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 1, 2009)

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Madalyn C. Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.
By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Principal Financial Officer

Date: November 9, 2009