Form 10-K
period 2009-12-31
INTERSECTIONS INC
filed 2010-03-16
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $36 million based on the last sales price quoted on The NASDAQ Global Market.

As of February 26, 2010, the registrant had 18,681,039 shares of common stock, $0.01 par value per share, issued and 17,614,623 shares outstanding, with 1,066,416 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2010 annual meeting of stockholders to be held on May 19, 2010.

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

We are a leading provider of branded and fully customized identity management solutions. By integrating our technology solutions with our comprehensive services, we safeguard more than eight million customers, who are primarily received through marketing partnerships and consumer direct marketing of our Identity Guard® brand. We also provide consumer-oriented insurance and membership products through marketing partnerships with the major mortgage services in the United States as well as other financial institutions through our subsidiary, Intersections Insurance Services, Inc. We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. We offer a portfolio of services which include consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In addition, we also offer our services directly to consumers. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels including direct mail, outbound telemarketing and inbound telemarketing.

Additionally, through our subsidiary, Screening International Holdings, LLC (“SIH” or “Screening International”), we provide pre-employment background screening services domestically and internationally. SIH has offices in Virginia and the UK. SIH’s clients include leading United States, UK and global companies in such areas as manufacturing, staffing and recruiting agencies, financial services, retail and transportation. SIH provides a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks.

Through our wholly owned subsidiary, Net Enforcers, Inc., we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring, intellectual property monitoring and other services.

Through our wholly owned subsidiary, Captira Analytical, LLC, we provide software and automated service solutions for the bail bonds industry, including office automation tools, accounting, reporting and underwriting decisioning tools.

We have four reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

We were incorporated in Delaware in 1999. Through our predecessor companies, we have been offering consumer protection services since 1996. Intersections Insurance Services, through its predecessor companies, has been offering consumer products and services since 1982. Our principal executive offices are located at 3901 Stonecroft Boulevard, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our web site address is www.intersections.com. We make available on this web site under “Investors and Media”, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

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

Consumer Products and Services

Our Services and Subscribers

We offer consumers their credit reports, and daily, monthly and quarterly monitoring of their credit files, at one or all three of the major credit reporting agencies: Equifax, Experian and TransUnion. We also offer reports and monitoring services based on additional information sources, including public records and new financial and non-financial account applications, along with services that help subscribers detect unauthorized use of their account information. In addition, we offer credit scores and credit score analysis tools, credit education, identity theft recovery services, identity theft cost reimbursement, and software and other technology tools to protect against identity theft, such as mobile data storage, anti-virus and anti-key logging software. Our products and services also include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance, provided through our subsidiary, Intersections Insurance Services. In 2008, we made a minority investment in White Sky, Inc. (formerly known as Guard ID Systems, Inc.), a maker of online privacy protection software, in conjunction with entering into an agreement which permits us to distribute that software as part of our consumer products and services.

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

As part of our agreement with the Identity Theft Assistance Corporation (“ITAC”), we also offer victim assistance services to help victims of identity theft that are referred to ITAC by their financial institutions. We assist these customers in identifying instances of identity theft that appears on their credit reports, notifying the affected institutions, and sharing the data with law enforcement. These victim assistance services are provided free to the customers and we are paid fees by the ITAC Members for the services we provide to their customers. In addition, we offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services offered by our clients at no charge to the affected individuals. We are paid fees by the clients for the services we provide their customers. Under a license agreement with ITAC, we also offer certain of our identity theft protection products and services to consumer customers of ITAC members and other entities. We receive a combination of service fees and commissions in connection with those services.

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

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. In 2009, we continued to invest in marketing with existing and new clients.

In 2009, we expanded our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the Internet, television, radio and other mass media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email. In 2009, we substantially increased our marketing investment in our direct to consumer business. We are continuing to invest in our direct to consumer business in 2010.

ITAC is primarily responsible for relations with ITAC member financial institutions in connection with the ITAC victim assistance service provided through the ITAC victim assistance center. We primarily employ an internal sales force to market our breach response services. Our breach response services are marketed both on a proactive basis to clients who have not yet experienced a breach, and on a reactive basis to clients already experiencing a loss of personal confidential information. We are primarily responsible for marketing of our consumer services to the consumer customers of ITAC members and others under our license agreement with ITAC.

Our Clients

Our client arrangements are distinguished from one another by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per newly enrolled subscriber basis, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available.

•	Shared marketing arrangements: Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split relative to the investment made by our client and us.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers for periods ranging from two years to no specific termination period, under the economic arrangements that existed at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under some contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us.

Revenue from subscribers obtained through our largest clients in 2008 and 2009, as a percentage of our total revenue, was: Bank of America (including MBNA, which was acquired by Bank of America in 2006) — 48% and 58%; Citibank — 8% and 10%; Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax) — 7% and 5%.

Our ITAC clients are all financial institutions who have chosen to become members of ITAC. Our breach response clients are generally financial services clients, health care providers, educational institutions, retailers and other corporations.

Operations

Our operations platform for our consumer products and services, which consists principally of customer service, fulfillment, information processing and technology, is designed to serve the needs of both our clients and our subscribers. Our services are tailored to meet our clients’ requirements for branding and presentation, service levels, accuracy and security. We believe our operations offer a significant competitive advantage for us in our ability to produce high quality services in both online and offline environments while delivering high levels of both customer and client service and data security.

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

We have recently invested in significant changes to our e-commerce platform in order to enhance both our product enrollment and servicing capabilities. We expect to make continued investments in our e-commerce platform in 2010.

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

We have entered into contracts with several additional providers of data and analytics for use in our identity theft and fraud protection services, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. In certain contractual arrangements, we pay non-refundable license fees in exchange for the limited exclusive rights to use the data. We expect these third party data and analytics sources to be of increasing significance to our business in the future to the extent we are successful in marketing our new services. Our other consumer products and services are delivered by third party providers, including insurance companies, discount service providers and software distributors.

Our ITAC and breach response services utilize our contracts with the three major domestic credit reporting agencies as well as additional data providers to deliver our services.

Competition

The markets for our Consumer Products and Services segment are highly competitive. A number of divisions or subsidiaries of large, well-capitalized firms with strong brand names operate in the industry. We compete with these firms to provide our services to our clients’ customers and our direct subscribers. We compete for these clients on the basis of product features, technological capabilities, reputation in the market, ability to offer client-branded solutions, flexible service configurations, high quality standards and price.

We believe that our principal competitors for our Consumer Products and Services segment include: Equifax; Experian and its subsidiary, Consumerinfo.com; TransUnion and its subsidiary, Truelink; First Advantage, through its affiliate CREDCO; Affinion; and Vertrue. A number of additional competitors in providing identity theft protection services to consumers, including LifeLock and TrustedID, have entered the market, and more may enter the market. We believe that these competitors primarily market their services directly to the consumer through the Web, except for Affinion, CREDCO and Equifax, which we believe primarily market offline and compete with us for financial institution clients. We believe that certain of our competitors, including Equifax, Experian and TransUnion, are and will continue to make efforts to compete with us in marketing offline and providing branded solutions for financial institution clients.

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

Background Screening

Our Services

Through our subsidiary, SIH, we provide a variety of risk management tools for the purpose of personnel and vendor background screening, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks. Our background screening services integrate data from various automated sources throughout the world, additional manual research findings from employees and subcontractors, and internal business logic provided both by SIH and by our clients into reports that assist in decision making. Our background screening services are generally sold to corporate clients under contractual arrangements with individual per unit prices for specific service specifications. Due to substantial difference in both service specifications and associated data acquisition costs, prices for our background screening services vary significantly among clients and geographies.

Our Marketing

We generally market our background screening services to businesses through an internal sales force. Our services are offered to businesses on a local or global basis. Prices for our services vary based upon the complexity of the services offered, the cost of performing these services and competitive factors. On a contractual basis, Control Risks Group, our former business partner, provides marketing assistance and services, and licenses certain trademarks to SIH under which our services are branded in certain geographic areas. The license agreement for the trade name terminates in December 2010 and the marketing agreement terminates in May 2011.

Our Clients

Our clients include leading US, UK and global companies in such areas as manufacturing, staffing and recruiting agencies, financial services, retail and transportation. Our clients are primarily located in the United States and the United Kingdom. Several of our clients have operations in other countries, and use our services in connection with those operations. We have other clients in various countries, and expect the number of these clients to increase as we develop our global background screening business. Because we currently service the majority of our clients through our operations in the US and the UK, we consider those two locations to be the sources of our business for purposes of allocating revenue on a geographic basis. We have several clients that contribute greater than 10% of this segment’s revenue. The loss of one of these clients could have a material adverse impact on this segment’s financial results. Revenue through our largest client in 2008 and 2009 was 24% and 18%, respectively, of the segment’s revenue. None of these clients constitutes 10% or more of our consolidated revenue.

Operations

Our operations platforms for the background screening segment, which consist of both operational staff and information technology, are designed to meet the unique service specifications of our clients while providing common client needs such as access to information gateways and enforcement of data security standards. Our background screening services have primary operations centers in Winchester, Virginia, and London, UK, and indirectly through an outsourced processing center in Kuala Lumpur, Malaysia. We continue to invest in our technology and operating platforms in order to offer high quality, low cost and flexible services to our clients. Our existing and planned future operating centers involve a mix of company owned and outsourced locations.

Information Technology

For our background screening services, we manage in-house information technology platforms in both Winchester, VA and London, UK. In addition, in certain cases, we leverage external technology platforms operated by subcontractors who conduct all or part of certain background screening services on our behalf. We are investing in software systems and infrastructure that further expand both our capabilities to meet global client demands. We are scaling our infrastructure as well, including increases in network capacity linking our offices to support our business growth. We employ a range of information technology solutions, physical controls, procedures and processes to safeguard the security of data, and regularly evaluate those solutions against the latest available technology and security literature.

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

Competition

Our Background Screening segment operates in a variety of highly competitive local and global markets with differing characteristics. In the US, the employment background screening market is well established but remains highly fragmented and competitive. We believe that our competitors include national employment background screening providers such as First Advantage Corporation, ChoicePoint, Acxiom, and Altergrity, regional and local background screening providers, and smaller, independent private investigative firms. Outside the US, the screening market is less developed but growing rapidly. In these global markets, we believe that our services compete with a smaller universe of companies that have committed to developing an international delivery capability, as well as smaller local background screening providers and private investigative firms.

Online Brand Protection

Our Services

Through our subsidiary, Net Enforcers, we provide online brand protection services including online channel monitoring, auction monitoring, forum, blog and newsgroup monitoring and other services. Net Enforcers’ services include the use of technology and operations staff to search the Internet for instances of our clients’ brands and/or specific products, categorize each instance as potentially threatening to our clients based upon client provided criteria, and report our findings back to our clients. Net Enforcers also offers additional value added services to assist our clients to take actions to remediate perceived threats detected online. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring services, as well as per transaction charges for value added communications services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month.

Our Marketing

Net Enforcers primarily uses an internal sales forces to market its services to corporate brand owners or law firms working on behalf of corporate brand owners. Clients purchase services from Net Enforcers based upon the need to monitor Internet activity associated with their brand and products, our positive reputation in the marketplace, our combination of technology and operational solutions to Internet monitoring challenges, and the cost, quality and scope of our service offerings.

Our Clients

Net Enforcers’ clients are typically corporate brand owners or law firms working on behalf of corporate brand owners. Generally, client contracts have terms of one year with automatic annual renewals. We have one client that contributes greater than 10% of this segment’s revenue. The loss of this client could have a material adverse impact on this segment’s financial results. Revenue from this client in 2008 and 2009 was approximately 12% and 23% of the segment’s revenue, respectively. This client does not constitute 10% or more of our consolidated revenue.

Operations, Information Technology & Customer Service

Net Enforcers has developed its operational and technology platforms through years of experience detecting and taking action to remediate online brand abuse. Net Enforcers uses proprietary technology and processes to detect, classify, report and facilitate client action with respect to online corporate brand misuse. Net Enforcers employs a team of technology professionals responsible for developing, enhancing, maintaining and operating our proprietary technology systems. Our systems are generally hosted in two professional third-party co-location hosting facilities in Phoenix, AZ and Ashburn, VA. Net Enforcer’s operations staff are primarily responsible for client service activities, manual search and classification activities and other manual operations related to our services. Net Enforcers primary offices are in Gainesville, FL and Winchester, VA.

Data and Analysis Providers

Net Enforcers primarily utilizes publicly available information in its service offerings.

Competition

Net Enforcers has a number of competitors that offer brand protection services similar in whole or part to Net Enforcers own offerings. These competitors include Mark Monitor, Cyveillance, Channel Velocity, Name Protect and Op Sec. In addition, Net Enforcers, at times, competes for business against both internal and external legal counsel for corporate brand owners.

Bail Bonds Industry Solutions

Our Services

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or recurring charges for various optional services. Captira Analytical has also developed a suite of services for bail bonds insurance companies, general agents and sureties which are also sold on either a transactional or recurring revenue basis. As Captira Analytical’s business model is relatively new, pricing and service configurations are subject to change at any time.

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

Among the functionality offered by Captira Analytical to its customers is the ability to retrieve reports for use in evaluating bail bonds applications. To provide these reports, Captira Analytical utilizes a combination of publicly available information and commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations.

Data and Analysis Providers

Captira Analytical utilizes a combination of publicly available information and commercial providers of public record data, credit reporting agencies, state and local government agencies, and data collectors in various locations.

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

On February 23, 2010, the Federal Trade Commission released its final rule regarding free credit report offers. The rule imposes various disclosure requirements on any offer that includes a free credit report in the manner described by the rule. The rule is effective as of April 1, 2010, except for certain requirements for television and radio advertising, which become effective on September 1, 2010. These requirements may negatively impact certain of our advertising or marketing for our services, or the advertising or marketing of our services by our clients.

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

Laws and Regulations Particularly Affecting Our Background Screening, Online Brand Protection, and Bail Bonds Industry Solutions Segments

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

Net Enforcers’ services depend in part on federal and state laws governing intellectual property ownership and enforcement, and may be governed by laws on the rights of third parties to conduct investigations and act on behalf of intellectual property owners. The types of services Net Enforcers may offer also may be limited by federal or state antitrust or other competition or trade regulation laws. Net Enforcers’ services also depend in part on the private rules adopted by internet auction and portal sites in order to comply with the safe harbor requirements of intellectual property laws and other legal requirements. Changes in these laws or rules or how they are interpreted or implemented may adversely affect the ability of Net Enforcers to provide its services or result in expenses related to legal or regulatory enforcement.

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

Financial Information About Segments and Geographic Areas

See Note 25 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

Employees

As of December 31, 2009, we had approximately 968 employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

We depend upon clients in the charge and credit card and mortgage industries. Services marketed through our charge and credit card issuer clients account for a substantial percentage of our revenue. We also have relied on mortgage issuers and other mortgage companies to market our products. Therefore, a significant downturn, such as the recession that had occurred during the past year or more, could harm our business. The reduction or elimination of marketing programs within our charge and credit card issuer or mortgage company clients could materially adversely affect our ability to acquire new subscribers and to expand the range of services offered to current subscribers. In addition, increases in credit card declines or credit card account or mortgage cancellations could result in the increased cancellation of our services that depend on those credit card accounts or mortgages as payment vehicles. These cancellations, and the accompanying loss of revenue, could have a materially adverse impact on our business.

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

The number of cancellations to our consumer products and services within the first 90 days as a percentage of new subscribers was 25.2% in 2007, 25.4% in 2008 and 30.6% in 2009. The increase in cancellations in 2009 was driven by sales mix and sales from a partner, who is not a financial institution, which had higher than expected rate of disputed billing transactions. In the three months ended December 31, 2009 we ceased sales with that partner. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, as a percentage of the number of subscribers at the beginning of the year plus the net of new subscribers and cancellations within the first 90 days, was 31.6% in 2007, 43.3% in 2008 and 37.2% in 2009. The larger percentage in 2008 is primarily due to a loss of approximately 800 thousand subscribers from our wholesale relationship with Discover in 2008.

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

Revenue from subscribers obtained through our largest clients — Bank of America (including MBNA, which was acquired by Bank of America in 2006), Citibank, Discover, and Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax) — as a percentage of our total revenue was 71.5% in 2008 and 75.7% in 2009. The loss of any of our key clients could have a material adverse effect on our results of operations. For example, in February, 2008, our client Discover terminated its indirect agreement with us, effective September 1, 2008. Upon termination of that agreement, we ceased providing services to Discover customers governed by that agreement. In 2008, Discover customers governed by that agreement accounted for approximately 8%, of our revenue.

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

Approximately 90% of our revenue in 2008 and 94% of our revenue in 2009 was derived from our consumer products and services, with the balance coming from our background screening and other services. We expect to remain dependent on revenue from our consumer products and services for the foreseeable future. Any significant downturn in the demand for these services would materially decrease our revenue.

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

We are committing significant resources to our strategic effort to market our services to the broader direct-to-consumer marketplace. In addition, as we increase our direct marketing arrangements with new or existing clients, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. This generally results in higher marketing costs and negative cash flow over the first several months after a program is launched. As a result, our marketing expenses for 2008 and 2009 were significantly higher than for 2007, and we anticipate that our spending will continue in 2010. This could cause our stock price to decline. In addition, we cannot assure you that our investment in the direct-to-consumer business or other new businesses or products or any increase in direct marketing arrangements will be successful in increasing our subscribers or generating future revenue or profits on our projected timeframes or at all, which could have a material adverse effect on our results of operations and financial condition.

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

We and our clients solicit some of our subscribers through outbound telemarketing that we outsource to third-party contractors. In outbound telemarketing, the third-party contractors make the initial contact with potential subscribers. We attempt to control the level and quality of the services provided by these third parties through a combination of contractual provisions, monitoring, on-site visits and records audits. In arrangements where we bear the marketing cost, which represented 73% of new subscribers acquired in 2009, approximately 48% of new subscribers were obtained through outbound telemarketing by outsourced vendors. In arrangements where the clients bear the marketing cost, which represented 27% of new subscribers acquired in 2009, approximately 3% of new subscribers were obtained through outbound telemarketing by outsourced vendors. Any quality problems could result in negative publicity and customer dissatisfaction, which could cause us to lose clients and subscribers and decrease our revenue.

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

A component of our strategy going forward includes selectively acquiring assets or complementary businesses or making strategic investments in order to increase cash flow and earnings and/or diversify or expand our product offerings. This depends upon a number of factors, including our ability to identify acceptable acquisition or investment candidates, consummate transactions on favorable terms, successfully integrate acquired assets and obtain financing to support our growth and expansion, and many other factors beyond our control. We may encounter delays or other problems or incur substantial expenses in connection with seeking acquisitions that could negatively impact our operating results.

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

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of the acquired businesses with those of our existing operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	establishing the internal controls and procedures that we are required to maintain under the Sarbanes-Oxley Act of 2002;

•	mitigating contingent or assumed liabilities or unexpected costs; and

•	risks of entering new markets, such as the United Kingdom and other global markets for our Background Screening and Online Brand Protection segments, or markets in which we have limited prior experience, such as the bail bond industry and online brand protection industry.

We may not realize planned benefits of our membership agreement or other customer portfolio acquisitions.

We may acquire membership agreements or other customer portfolios from our clients or others. Although we receive certain representations, warranties and covenants from the seller of the membership agreements customer portfolio, we have no guarantee that attrition of customers will not exceed expected levels for reasons that do not require the seller to indemnify us. If attrition exceeds our expectations, the revenue expected from these portfolios or membership agreements otherwise is less than we expected, or our costs of servicing these customers are higher than we expected, we may lose some or all of the investment we made in acquiring the portfolio or membership agreements.. For example, in 2009 we accelerated the amortization of an acquired customer portfolio asset based on the unexpected increase in the rate of attrition of the subscriber base.

Screening International is subject to additional risks due to its international scope.

We have limited experience in conducting and managing a business internationally. Further, our ability to sell products and services internationally is reliant upon certain key relationships of Control Risks Group, under our continued marketing agreement with Control Risks Group, which may negatively impact us if Control Risks Group were no longer to assist us in marketing. We are also subject to currency risk relating to the overseas sales of the company. We cannot assure you that we will be successful in overcoming these risks, and if we fail to do so, these risks could have a negative effect on our business, financial condition and results of operations, and cause our stock price to decline.

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

Fluctuations of foreign currency values may adversely affect our reported revenue, results of operations and financial condition

We transact business in other parts of the world, where subsidiaries of Screening International are located. We also provide our consumer products and services to consumers in Canada. The fluctuations of these foreign currencies relative to the U.S. Dollar may adversely affect our reported revenue, results of operations and financial condition, and there can be no guarantee that our strategies to reduce these risks will be successful.

We recognized substantial impairment charges in 2008 and 2009 and may continue to incur future impairments of goodwill and other assets, both tangible and intangible, in the future.

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

Following revisions to our long-term financial outlook for our reporting units, which we conducted as part of our annual strategic planning cycles, and the deterioration in the price of our common stock and the resulting market capitalization, we determined that our goodwill was impaired, resulting in a non-cash impairment charge for our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions reporting units of $13.7 million, $11.2 million and $1.4 million, respectively, which was recorded in the statements of operations for the year ended December 31, 2008. We also determined that there was an impairment of our long-lived assets in our Online Brand Protection segment and recorded a non-cash impairment charge of $2.6 million for the year ended December 31, 2008.

Due to the continuing economic downturn, which negatively impacted the long-term financial outlook for the Background Screening segment, we determined that our goodwill was impaired resulting in a non-cash impairment charge of $6.2 million, which was recorded in the statement of operations for the year ended December 31, 2009. See Notes 2 and 11 to the consolidated financial statements. We also determined that there was an impairment of our long-lived assets in our Background Screening, Online Brand Protection, and Bail Bonds Industry segments and recorded a non-cash impairment charge of $1.1 million for the year ended December 31, 2009.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of our remaining goodwill in connection with a future goodwill impairment test.

In addition, a contract with a third party data provider for which we make minimum monthly payments for the usage of data and certain exclusivity rights was tested for impairment under applicable accounting rules. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the unamortized prepayments. There can be no assurances that we will not recognize additional impairment charges relating to similar arrangements in the future. See details of the arrangement in Notes 2 and 12 to the consolidated financial statements.

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

Loeb Holding Corp., which is controlled by one of our directors, owns approximately 40% of our outstanding common stock. In addition, our executive officers and other directors own shares of our outstanding common stock. These stockholders may have interests that conflict with the other public stockholders. If these stockholders act together, they could have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

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

Net Enforcers’ services depend, in part, on federal and state laws governing intellectual property ownership and enforcement, and may be governed by laws on the rights of third parties to conduct investigations and act on behalf of intellectual property owners. The types of services Net Enforcers may offer also may be limited by federal or state antitrust or other competition or trade regulation laws. Net Enforcers’ services also depend in part on the private rules adopted by internet auction and portal sites in order to comply with the safe harbor requirements of intellectual property laws and other legal requirements.

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

We market our consumer products and services through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new subscribers or offer additional services to existing subscribers, which may have a material impact on our ability to sell our services. For example, on February 23, 2010, the Federal Trade Commission released its final rule regarding free credit report offers. The rule imposes various disclosure requirements on any offer that includes a free credit report in the manner described by the rule. The rule is effective as of April 1, 2010, except for certain requirements for television and radio advertising, which become effective on September 1, 2010. These requirements may negatively impact certain of our advertising or marketing for our services, or the advertising or marketing of our services by our clients.

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

We are subject to legal claims, including consumer class action litigation and government agency enforcement, that could require us to pay damages and/or change our business practices.

Because we operate in a highly regulated industry and must comply with various foreign, federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our businesses and our clients’ businesses. These legal actions might include lawsuits styled as class actions and alleging violations of various federal and state consumer and privacy protection laws. We cannot predict the outcome of any other future actions or proceedings, and the cost of defending these claims might be material. If we are found liable in any actions or proceedings, we might have to pay substantial damages and change the way we conduct our business, any of which might have a material adverse effect on our profitability and business prospects. For example, on September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America of America, NA, Banc of America Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. Although we do not believe these claims have merit, these or similar claims may result in significant defense costs, and if we were found to have liability these claims could have a material adverse effect on our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a summary of our material leased facilities:

	Approx.		Lease
Location	Square Feet	Segment	Expiration

Chantilly, VA(1)	88,273	Consumer Products and Services	2019
Rio Rancho, NM	28,000	Consumer Products and Services	2013
Manassas, VA	11,500	Consumer Products and Services	2013
Winchester, VA	22,594	Background Screening	2010
Hammersmith, West London, UK	6,125	Background Screening	2013
Albany, NY	7,730	Bail Bonds Industry Solutions	2011
Gainesville, FL	2,566	Online Brand Protection	2011
Phoenix, AZ	300	Online Brand Protection	2010

(1)	Effective July 2009, we relocated our headquarters to a new location. The lease expires in ten years, subject to early termination provision.

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

On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds to Intersections, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. Further, on February 18, 2010, we filed a motion in the Bankruptcy Court to modify the stay as to Mr. Loomis so that we may seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. A decision on that motion is anticipated within the next thirty to sixty days.

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

On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. We believe we have meritorious and complete defenses to the plaintiff’s claims but believe that it is too early in the litigation to form an opinion as to the likelihood of success in defeating the claims.

ITEM 4.	(REMOVED AND RESERVED)

None

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Michael R. Stanfield	59	Chairman, Chief Executive Officer and Director
Neal B. Dittersdorf	50	Chief Legal Officer and Chief Administrative Officer
John G. Scanlon	42	Chief Operating Officer, Business Services
Steven A. Schwartz	49	Executive Vice President, Consumer Services
Christopher W. Shenefelt	51	Executive Vice President, Operations
George (Chip) K. Tsantes	50	Executive Vice President and Chief Technology Officer
Madalyn C. Behneman	46	Senior Vice President and Principal Financial Officer

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

Steven A. Schwartz was named Executive Vice President, Endorsed Credit and Security Sales in October 2006, after serving as Senior Vice President of the Client Services division since joining Intersections in July 2003. In December 2007, he was appointed Executive Vice President, Consumer Services. From April 2001 to April 2003, Mr. Schwartz served as Senior Vice President at The Motley Fool. Mr. Schwartz holds a B.S. from Syracuse University and an M.B.A. from Rutgers University.

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

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 26, 2010, the common stock was held by approximately 43 stockholders of record and an estimated 1,451 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share of our common stock as reported on the NASDAQ Composite Tape.

	Sales Price
	per Share
	High	Low

2008 Quarter ended:
March 31, 2008	$9.00	$7.10
June 30, 2008	$11.47	$8.61
September 30, 2008	$11.25	$8.13
December 31, 2008	$9.41	$1.97

	Sales Price
	per Share
	High	Low

2009 Quarter ended:
March 31, 2009	$5.48	$3.66
June 30, 2009	$5.13	$2.79
September 30, 2009	$6.13	$3.90
December 31, 2009	$5.99	$4.05

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

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any shares during the three months or year ended December 31, 2009.

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

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)

Statements of Operations Data(1):
Revenue	$165,171	$201,051	$271,723	$361,607	$364,632
Operating expenses:
Marketing	19,646	25,173	36,285	52,439	65,267
Commissions	26,687	25,786	52,624	86,008	110,348
Cost of revenue	57,351	75,188	101,815	114,338	102,767
General and administrative	34,518	49,978	59,386	67,801	72,235
Goodwill, intangible and long-lived asset impairment charges(5)	—	—	—	44,702	7,259
Depreciation	6,115	8,661	9,081	9,372	8,294
Amortization	342	1,357	3,346	10,789	9,470
Impairment of software development costs(2)	1,515	—	—	—	—

Total operating expenses	146,174	186,143	262,537	385,449	375,640

Operating income (loss)	18,997	14,908	9,186	(23,842)	(11,008)
Interest income (expense)	1,183	780	(581)	(2,365)	(1,199)
Other income (expense)	37	173	1,139	(1,686)	1,789

Income (loss) before income taxes and noncontrolling interest	20,217	15,861	9,744	(27,893)	(10,418)
Income tax (expense) benefit(4)	(7,747)	(6,328)	(4,329)	2,912	(315)
Net (income) loss attributable to noncontrolling interest	—	(97)	1,451	9,004	4,380

Net income (loss) attributable to Intersections Inc.	$12,470	$9,436	$6,866	$(15,977)	$(6,353)

Net income (loss) per share:
Basic	$0.73	$0.56	$0.40	$(0.93)	$(0.36)

Diluted	$0.70	$0.54	$0.39	$(0.93)	$(0.36)

Weighted average shares outstanding:
Basic	17,002	16,770	17.096	17,264	17,503

Diluted	17,815	17,606	17,479	17,264	17,503

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)

Balance Sheet Data:
Cash and cash equivalents	$17,555	$15,580	$19,780	$10,762	$12,394
Deferred subscription solicitation costs	8,818	11,786	21,912	28,951	34,256
Working capital	52,493	26,858	30,365	33,661	25,040
Total assets	123,187	179,467	206,268	201,629	192,171
Long-term debt	2,797	13,304	23,046	38,369	33,074
Total stockholders’ equity	$92,944	$104,576	$114,848	$101,439	$96,407
Statement of Cash Flow Data:
Cash inflows (outflows) from:
Operating activities	$17,597	$17,897	$4,589	$20,761	$17,359
Investing activities	(3,225)	(33,596)	(11,481)	(47,180)	(6,992)
Financing activities	$(8,844)	$13,583	$11,098	$17,464	$(8,551)
Other Data:
Subscribers at beginning of period	2,885	3,660	4,626	5,259	4,730
New subscribers — indirect	2,182	2,460	2,270	1,831	818
New subscribers — direct(3)	700	1,168	1,825	2,295	2,230
Cancelled subscribers within first 90 days of subscription	(846)	(888)	(1,031)	(1,046)	(933)
Cancelled subscribers after first 90 days of subscription(6)	(1,261)	(1,774)	(2,431)	(3,609)	(2,544)

Subscribers at end of period	3,660	4,626	5,259	4,730	4,301

Total revenue	$165,171	$201,051	$271,723	$361,607	$364,632
Revenue from transactional sales	(16,263)	(31,702)	(35,349)	(33,247)	(22,822)
Revenue from lost/stolen credit card registry	(77)	(81)	(46)	(36)	(46)

Subscription revenue	$148,831	$169,268	$236,328	$328,324	$341,764

Marketing and commissions	$46,333	$50,959	$88,909	$138,447	$175,615
Commissions paid on transactional sales	(105)	(30)	(13)	(5)	(3)
Commissions paid on lost/stolen credit card registry	(36)	(31)	(38)	(55)	(106)

Marketing and commissions associated with subscription revenue	$46,192	$50,898	$88,858	$138,387	$175,506

(1)	Our consolidated financial results include American Background Information Services for the period November 12, 2004 through May 30, 2006, and Screening International, for the period May 31, 2006 through December 31, 2009. On July 1, 2009, we entered into an agreement with our former business partner to acquire the remaining ownership interest in Screening International. Our financial results also include Intersections Insurance Services, which we acquired in July 2006. In addition, our consolidated financial results include Captira Analytical beginning August 2007 and Net Enforcers beginning December 2007.

(2)	During the year ended December 31, 2005, we re-assessed the development effort related to our small business product. As a result, we recognized an impairment charge of approximately $1.4 million related to software development costs. In addition, we agreed with a client to change certain processes that required new software resulting in an additional impairment charge of approximately $150 thousand.

(3)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

(4)	The income tax benefit for the year ended December 31, 2008 includes a non-cash increase to record a valuation allowance on the cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. These deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. U.S. GAAP requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A historical cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable. Due to over two years of cumulative losses and projected near term losses at our Background Screening segment, a valuation allowance was recorded in the fourth quarter of the year ended December 31, 2008. In addition, a valuation allowance was recorded on the federal, state and foreign deferred tax assets of approximately $1.2 million for the year ended December 31, 2009.

(5)	A contract with a third party provider, for which we make minimum monthly payments for the usage of data and certain exclusively rights, was tested for impairment. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of $15.8 million in accordance with U.S. GAAP. In addition, in 2008, we impaired goodwill as part of our annual impairment analysis in our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments of $13.7 million, $11.2 million and $1.4 million, respectively. We also impaired intangible assets in our Online Brand Protection segment of $2.6 million. In 2009, we impaired goodwill in our Background Screening segment of $6.2 million. We also impaired intangible and long-lived assets in our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments of $147 thousand, $125 thousand and $824 thousand, respectively.

(6)	Includes the loss of approximately 800 thousand subscribers from our wholesale relationship with Discover.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have four reportable segments: Consumer Products and Services, Background Screening, Online Brand Protection and Bail Bonds Industry Solutions. In the year ended December 31, 2009, we changed our segment reporting by realigning a portion of the business activities previously included in the Other segment into the Consumer Products and Services segment. The change in business segments was determined based on how our senior management operated, analyzed and evaluated our operations beginning in the three months ended December 31, 2009. Additionally, Net Enforcers and Captira Analytical’s business activities previously included in the Other segment met the quantitative thresholds for separate reporting as of December 31, 2009. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

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

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We anticipate this trend of our company-funded marketing programs continuing into 2010, particularly as our financial institution clients continue to request that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers. We expect this trend to continue for the foreseeable future.

In 2009, we continued to expand our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email. We expect to continue our investment in marketing in 2010 in our direct to consumer business.

Our client arrangements are distinguished from one another by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per subscriber basis for the subscriber’s enrollment, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available.

•	Shared marketing arrangements: Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split relative to the investment made by our client and us.

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

During the year ended December 31, 2008, we acquired membership agreements from Citibank, which is recorded as a customer related intangible asset in the accompanying consolidated financial statements, for $31.1 million. The acquisition increased our revenue and amortization expense over the useful life of the asset. In the year ended December 31, 2009, we reviewed our estimates related to this intangible asset under U.S. GAAP and, based on the analysis, reduced the useful life of the asset from ten to seven years. Due to us experiencing greater than estimated attrition of our subscriber base, we also accelerated the amortization of the asset.

As shown in the following table, the number of subscribers from our direct and shared marketing arrangements have increased over the past three fiscal years:

	As of December 31,
	2007	2008	2009
	(In thousands)

Indirect marketing arrangements	3,301	2,114	1,677
Direct and shared marketing arrangements	1,958	2,616	2,624

Total subscribers	5,259	4,730	4,301

Through our increased direct marketing efforts over the last few years, subscribers in our Consumer Products and Services segment from direct marketing arrangements increased from 37.2% in 2007 to 55.3% in 2008 and to 61.0% in 2009.

The number of cancellations within the first 90 days as a percentage of new subscribers was 25.2% in 2007, 25.4% in 2008 and 30.6% in 2009. The number of cancellations within the first 90 days of subscription, as a percentage of new subscribers was higher during the year ended December 31, 2009 compared to the same period last year. The increase in cancellations in 2009 was driven by sales mix and sales from a partner, who is not a financial institution, which had higher than expected rate of disputed billing transactions. In the three months ended December 31, 2009 we ceased sales with that partner. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 31.6% in 2007, 43.3% in 2008 and 37.2% in 2009. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions, was 39.7% in 2007, 49.6% in 2008, and 44.7% in 2009. The higher percentages in 2008 are primarily due a loss of approximately 800 thousand subscribers from the termination of the wholesale relationship with Discover in 2008. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, was 60.3% in 2007, 50.4% in 2008 and 55.3% in 2009. The retention rate decreased in 2008 primarily from the termination of the wholesale relationship with Discover.

Revenue from subscribers obtained through our largest clients for the years ended December 31, 2007, 2008 and 2009 as a percentage of total revenue, and the principal contract arrangements with those clients, were as follows:

Percentage of Revenue for the
Years Ended December 31,

Client	Relationship	2007	2008	2009

Bank of America (includes MBNA)	Shared/Direct Marketing	33%	48%	58%
Capital One (direct and through Equifax agreement)	Indirect Marketing	10%	7%	5%
Citibank	Direct Marketing	5%	4%	6%
Citibank	Indirect Marketing	6%	4%	4%

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

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint sought a declaration that, if Discover used, for its own purposes, credit report authorizations given by customers to Intersections or Discover, it would be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. In the complaint, Intersections alleged that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus sought a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. A bench trial was held in the matter on February 10 and 11, 2009, and on or about May 5, 2009, the Court entered an order providing that the credit report authorizations may be used exclusively by Intersections. On June 5, 2009, Discover notified the Court that it was appealing the Court’s decision to the Supreme Court of Virginia. On August 3, 2009, Discover notified the Court that it was withdrawing their notice of appeal, thereby ending the case and giving full force and effect to the Court’s order entered May 5, 2009.

We regularly re-negotiate and adjust the products, retail pricing, pricing of our contracts, and marketing opportunities with our top five revenue producing clients. We expect some of these changes to affect the sales volumes, sales mix and profitability of our client marketing programs. In 2010, we expect sales volumes to decrease, in part, due to these adjustments and also due to current economic conditions.

Background Screening

In May 2006, we created Screening International, LLC (“SI”) with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. Prior to July 1, 2009, we owned 55% of SI and had the right to designate a majority of the five-member board of directors. CRG owned 45% of SI. As further described in Note 21, on July 1,

2009, we and CRG agreed to terminate the existing ownership agreement, we acquired CRG’s ownership interest in Screening International, LLC, and we formed SIH, our wholly owned subsidiary, which became the sole owner of SI.

Through our subsidiary, SIH, we provide a variety of risk management tools for the purpose of personnel and vendor background screening services, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses worldwide. Our background screening services integrate data from various automated sources throughout the world, additional manual research findings from employees and subcontractors, and internal business logic provided by both Screening International and by our clients into reports that assist in decision making. Our background screening services are generally sold to corporate clients under contractual arrangements with individual per unit prices for specific service specifications. Due to substantial difference in both service specifications and associated data acquisition costs, prices for our background screening services vary significantly among clients and geographies.

Our clients include leading US, UK and global companies in such areas as manufacturing, staffing and recruiting agencies, financial services, retail and transportation. Our clients are primarily located in the US and the UK. Several of our clients have operations in other countries, and use our services in connection with those operations. We have other clients in various countries, and expect the number of these clients to increase as we develop our global background screening business. Because we currently service the majority of our clients through our operations in the US and the UK, we consider those two locations to be the sources of our business for purposes of allocating revenue on a geographic basis. We have several clients that contribute greater than 10% of this segment’s revenue. The loss of one of these clients could have a material adverse impact on this segment’s financial results. Revenue through our largest client in 2008 and 2009 was 24% and 18% of the segment’s revenue. None of these clients constitutes 10% or more of our consolidated revenue.

We generally market our background screening services to businesses through an internal sales force. Our services are offered to businesses on a local or global basis. Prices for our services vary based upon complexity of the services offered, the cost of performing these services and competitive factors. Control Risks Group, our former business partner, provides marketing assistance and services, and licenses certain trademarks to Screening International under which our services are branded in certain geographic areas. The license agreement for the trade name terminates in December 2010 and the marketing agreement terminates in May 2011.

Online Brand Protection

Through our subsidiary, Net Enforcers, we provide online brand protection services including online channel monitoring, auction monitoring, forum, blog and newsgroup monitoring and other services. Net Enforcers’ services include the use of technology and operations staff to search the Internet for instances of our clients’ brands and/or specific products, categorize each instance as potentially threatening to our clients based upon client provided criteria, and report our findings back to our clients. Net Enforcers also offers additional value added services to assist our clients to take actions to remediate perceived threats detected online. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring services, as well as per transaction charges for value added communications services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month.

Bail Bonds Industry Solutions

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or recurring charges for various optional services. Captira Analytical has also developed a suite of services for bail bonds insurance companies, general agents and sureties which are also sold on either a transactional or recurring revenue basis. As Captira Analytical’s business model is relatively new, pricing and service configurations are subject to change at any time.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our consolidated results of operations. For further information on our critical and other accounting policies, see Note 2 to our consolidated financial statements.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2009, goodwill of $43.2 million and $3.7 million resides in our Consumer Products and Services and Background Screening reporting units, respectively. There is no goodwill in our other reporting units in 2009.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income (discounted cash flow) valuation model and market based approach. The market approach measures the value of an entity through an analysis of recent sales or offerings of comparable companies. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.

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

We estimate fair value giving consideration to both the income and market approaches. Consideration is given to the line of business and operating performance of the entities being valued relative to those of actual transactions, potentially subject to corresponding economic, environmental, and political factors considered to be reasonable investment alternatives.

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

As previously stated, we test our goodwill annually as of October 31; however, due to the deterioration in the general economic environment and the decline in our market capitalization, we concluded a triggering event had occurred at June 30, 2009 indicating potential impairment in our Background Screening reporting unit. We determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired.

As of June 30, 2009 the value under the income approach was developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results of approximately five years. The assumptions for our discounted future cash flows begin with our historical operating performance. Additionally, we considered the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new products, client service and retention standards. Examples of known economic and market trends that were considered in our Consumer Products and Services reporting unit include the impact a weakened economy has had on our products associated with consumer credit card originations, which negatively impact subscriber growth, subscriber attrition, and mortgage billings for our products. Examples that were considered in our Background Screening reporting unit include the impact the higher unemployment rate has had on our application volumes, as well as reduced business spending.

Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. For the step one impairment test as of June 30, 2009, the discount rates used to develop the estimated fair value of the reporting units ranged from 15.0% to 30.0%. The discount rate for our Consumer Products and Services reporting unit increased to 15.0% as of June 30, 2009 from 12.0% in our 2008 annual evaluation. This slight increase from 2008 represents a slight decrease in the core business due to the challenging economic environment and its impact on our financial institution clients. The discount rate for our Background Screening reporting unit was 17.0% for the June 30, 2009 analysis. The discount rate for this reporting unit was higher because there is inherent risk or volatility in the expected cash flows of this reporting unit. This volatility is due to the reduced rate of growth in a less stable start-up market and a weakened economic environment, coupled with the historical net losses within the reporting unit.

The long-term growth rate we used to determine the terminal value of each reporting unit for the year ended December 31, 2008, for the six months ended June 30, 2009 was 3.0%. This was based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

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

However, the comparison of the values calculated using an equally weighted average between the income and market based approaches to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. Based on the analysis as of June 30, 2009, the implied fair value of the Consumer Products and Services reporting unit exceeded the carrying value by approximately 67.6%. The carrying value of our Other reporting unit exceeded its implied fair value by 44.3%; however, there is no remaining goodwill allocated to this reporting unit as of June 30, 2009. The carrying value of our Background Screening reporting unit exceeded its implied fair value by approximately 21.7% based on this analysis as of June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.

In the reporting units where the carrying value exceeded the fair value which had allocable goodwill, we included certain key assumptions in our discounted cash flows. For the Background Screening reporting unit, we included assumptions for revenue and the impact the recessionary economy is having on worldwide hiring. Our revenue growth rates in later years are consistent with our historical operations for a mature business in a stronger economy. As our operating margin has stabilized in this business, we expect it to grow in proportion to the revenue. In addition, we made several key assumptions regarding the long-term growth rate and discount rates in calculating an implied fair value (see above for discussion).

The second step of the impairment test requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Goodwill was written down to its implied fair value for our Background Screening reporting unit. For the three months ended June 30, 2009, we recorded an impairment charge of $5.9 million in our Background Screening reporting unit.

We then performed our required annual impairment test as of October 31, 2009. We utilized the June 30, 2009 values determined under the income and market based approaches for our annual impairment test as there were no significant changes in our business or circumstances or events that have changed since that prior valuation. Again at October 31, 2009, the comparison of the values calculated using an equally weighted average between the income and market based approaches to our market capitalization resulted in a value significantly in excess of our market capitalization. We, therefore, proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. Based on the analysis as of October 31, 2009, the implied fair value of the Consumer Products and Services reporting unit exceeded the carrying value by approximately 40.5%. The carrying value of our Other reporting units exceeded its implied fair value by 76.9%; however, there is no remaining goodwill allocated to these reporting units. The implied fair value of our Background Screening reporting unit exceeded its carrying value by approximately 32.7%. Therefore, at October 31, 2009, the estimated fair value of our Consumer Product and Services and Background Screening reporting units exceeded their carrying values. Therefore, goodwill in the reporting units was not impaired and the second step of the impairment test was not necessary.

During the year ended December 31, 2008, we recorded impairment of $13.7 million in our Background Screening reporting unit and an impairment of $11.2 and $1.4 million in our Online Brand Protection and Bail Bonds Industry Solutions reporting units, respectively. We performed the second step of the impairment analysis during the three months ended March 31, 2009. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of December 31, 2009. Our Background Screening reporting unit has $3.7 million of goodwill remaining as of December 31, 2009. A continued increase in the domestic and international unemployment rate will have an inverse effect on revenue and cash flow attributable to our Background Screening reporting unit as volume for new hire background screens will be reduced. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.

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

During the year ended December 31, 2009, we reviewed our estimates regarding a customer related intangible asset. Based upon the pattern of use of the underlying the asset, we accelerated the amortization of that asset and reduced the estimated useful life from ten to seven years. This acceleration resulted in an additional $1.2 million of amortization expense in the year ended December 31, 2009. In addition, during the year ended December 31, 2009, we record an impairment of $947 thousand for intangible assets at our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments and $147 thousand for long-lived assets at our Bail Bonds Industry Solutions segment. During the year ended December 31, 2008, we record an impairment of $2.6 million for intangible assets at our Online Brand Protection segment.

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

Identity Theft, Credit Management and Background Services

We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the Internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion. We also generate revenue through a collaborative arrangement which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

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

Accidental Death Insurance and other Membership Products

We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2008 and 2009, totaled $1.6 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

Other Monthly Subscription Products

We generate revenue from other types of subscription based products provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers, on a monthly basis from providing management service solutions, offered by Captira Analytical, on a monthly subscription basis.

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

Commission Costs

Commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed when incurred, unless we are entitled to a refund of the commissions from our client. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of the subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or a reduction in future commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in prepaid expenses and other current assets in our consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets in our consolidated balance sheet. Amortization is included in commission expense in our consolidated statements of operations.

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheet as of December 31, 2009 and December 31, 2008 was $41.6 million and $36.4 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our consolidated balance sheet and include $7.4 million for both the years ended December 31, 2009 and 2008. Included in the current portion of the deferred subscription solicitation costs is the current portion of prepaid commissions which were $11.5 million and $8.2 million as of December 31, 2009 and 2008, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2007, 2008 and 2009 were $35.0 million, $54.2 million and $66.5 million, respectively. Marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral in accordance with U.S. GAAP, for the years ended December 31, 2007, 2008 and 2009 were $2.5 million, $5.5 million and $16.4 million, respectively.

Share Based Compensation

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

On January 1, 2006, we adopted the provisions of stock option related guidance. We elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value and compensation expense for all share-based awards granted prior to but unvested as of December 31, 2006 based on the grant-date fair value.

In November 2005, we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flow of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of stock option related guidance on January 1, 2006.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2008	2009

Expected dividend yield	0%	0%	0%
Expected volatility	38%	38%	55.4%
Weighted average risk free interest rate	4.19%	3.06%	2.00%
Weighted average expected life of options	6.2 years	6.2 years	6.2 years

Expected Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the years ended December 31, 2007, 2008 and 2009 was zero.

Expected Volatility.  The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as well as our historical share price volatility. We will continue to review our estimate in the future.

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.  The expected term of options granted during the years ended December 31, 2007, 2008 and 2009 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during these years ended, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.

In addition, we estimate forfeitures based on historical option and restricted stock unit activity on a grant by grant basis. We may make changes to that estimate throughout the vesting period based on actual activity.

Income Taxes

We account for income taxes under the provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable.

Net loss for the years ended December 31, 2009 and 2008 included an income tax expense of $315 thousand and an income tax benefit of $2.9 million, respectively. The income tax expense includes a non-cash increase of the valuation allowance on federal, state and foreign deferred tax assets generated in the current year of $1.2 million. The income tax benefit includes a non-cash increase of the valuation allowance on cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. These deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. U.S. GAAP requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

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

U.S. GAAP provided guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined that upon the conclusion of our tax examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an impact on our consolidated financial statements as of December 31, 2009. Refer to Note 15 for further discussion of income taxes and the related impact.

Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiary at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net income.

Our financial results for the year ended December 31, 2009 includes a net impact of $1.7 million related to foreign currency transaction gain. Our financial results for the year ended December 31, 2008 includes a net impact of $1.8 million related to foreign currency transaction losses. For the year ended December 31, 2007, our financial results include $1.1 million related to a foreign currency transaction gain.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which states that the FASB Accounting Standards Codification (“ASC”) will become the source of authoritative accounting principles generally accepted in the United States of America recognized by the FASB to be applied by nongovernmental entities. The Codification changes the way accounting standards are organized from a standards-based model (with thousands of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update (“ASU”). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB considers the ASU an update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. It is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions effective September 30, 2009 and the adoption did not have any effect on our consolidated financial statements. Accordingly, all accounting references included in this report are provided in accordance with the Codification.

In September 2009, an update was made to “Fair Value Measurement and Disclosures — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which permits entities to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of “Financial Services — Investment Companies” as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with “Fair Value Measurements and Disclosures” guidance. This update also requires disclosure by major category of investment about the attributes of investments within the scope of the update. This update is effective for interim and annual periods ending after December 15, 2009. We adopted the provisions of this update as of December 31, 2009 and there was no material impact to our consolidated financial statements.

In January 2010, an update was made to “Equity”, This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. Those distributions should be accounted for and included in EPS calculations. This update is effective for interim and annual periods ending on or after December 15, 2009. We adopted the provisions of this update as of December 31, 2009 and there was no material impact to our consolidated financial statements.

In January 2010, an update was made to “Consolidation”, This update clarifies the scope of the decrease in ownership provisions in “Consolidation” and related guidance. The update clarifies that if a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. If no other guidance exists, an entity should apply the guidance in “Consolidation”. The amendments in this update also expand the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets within the scope of “Consolidation”. This update is effective for interim and annual periods ending on or after December 15, 2009. We adopted the provisions of this update as of December 31, 2009 and there was no material impact to our consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”, to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative risk based calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update requires ongoing assessment as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We will adopt the provisions of this update as of January 1, 2010 and do not expect a material impact to our consolidated financial statements.

In October 2009, an update was made to “Revenue Recognition — Multiple-Deliverable Revenue Arrangements”. This update amends the criteria in “Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements and replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact on our consolidated financial statements.

In October 2009, an update was made to “Software — Certain Revenue Arrangements That Include Software Elements”. This update changes the accounting model for revenue arrangements that include both tangible products and software elements. This update removed tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in “Software-Revenue Recognition”. This update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of software revenue guidance and provides additional disclosure requirements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact on our consolidated financial statements

In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques.

This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We will adopt the provisions of this update and do not expect a material impact to our consolidated financial statements.

Trends Related to the Current Economic Environment

The weakened economy has had several notable effects on our businesses in 2009, which will persist in 2010. First, new card issuances at our financial institution clients slowed, which translated into a reduction in subscriber additions in our Consumer Products and Services segment. This condition will carry over to 2010. Second, charge or credit card delinquencies and card cancellations increased for certain of our services. This trend may continue in 2010. Third, some of our financial institution clients presented us opportunities to fund partner additional subscriber solicitation costs. We anticipate continuing to make meaningful investments in subscriber solicitations in 2010, which may require additional cash, which may not be available to us. Fourth, we anticipate the consolidation of some major financial institutions and turbulence within the financial services market to continue, which may impact Intersections. Fifth, for Net Enforcers the economic climate made business more difficult to acquire and maintain, as clients went out of business, failed to renew contracts and/or delayed new contracts for “non-essential” services. We anticipate a similar environment in 2010. Substantially reduced hiring and lower employment turnover resulted in reduced screening volumes and revenue at Screening International.

Results of Operations

The following table sets forth, for the periods indicated, certain items on our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2007	2008	2009

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	13.3	14.5	17.9
Commissions	19.3	23.8	30.2
Cost of revenue	37.5	31.6	28.2
General and administrative	21.9	18.7	19.8
Goodwill, intangible and long-lived asset impairment charges	—	12.4	2.0
Depreciation	3.4	2.6	2.3
Amortization	1.2	3.0	2.6

Total operating expenses	96.6	106.6	103.0

Operating income (loss)	3.4	(6.6)	(3.0)
Interest expense	(0.2)	(0.7)	(0.3)
Other income (expense)	0.4	(0.5)	0.4

Income (loss) before taxes and noncontrolling interest	3.6	(7.8)	(2.9)
Income tax (expense) benefit	(1.6)	0.8	(0.0)

Net income (loss)	2.0	(7.0)	(2.9)
Net loss attributable to noncontrolling interest	0.5	2.5	1.2

Net income (loss) attributable to Intersections, Inc.	2.5%	(4.5)%	(1.7)%

We have four reportable segments. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. The change in business segments was determined based on how our senior management operated, analyzed and evaluated our operations beginning in the three months ended December 31, 2009. Additionally, Net Enforcers and Captira Analytical’s business activities previously included in the Other segment met the quantitative thresholds for separate reporting as of December 31,

2009. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

We have recasted the results of our business segment data for the years ended December 31, 2007 and 2008 into the new operating segments for comparability with current presentation.

Years Ended December 31, 2008 and 2009 (in thousands):

The consolidated results of operations are as follows:

	Consumer			Bail Bonds
	Products and	Background	Online Brand	Industry
	Services	Screening	Protection	Solutions	Consolidated

Year Ended December 31, 2008
Revenue	$330,973	$27,843	$2,662	$129	$361,607
Operating expenses:
Marketing	52,439	—	—	—	52,439
Commissions	86,008	—	—	—	86,008
Cost of revenue	96,568	16,644	917	209	114,338
General and administrative	48,808	14,656	2,167	2,170	67,801
Goodwill, intangible and long-lived asset impairment charges	15,771	13,715	13,826	1,390	44,702
Depreciation	8,411	946	6	9	9,372
Amortization	9,221	505	637	426	10,789

Total operating expenses	317,226	46,466	17,553	4,204	385,449

Income (loss) from operations	$13,747	$(18,623)	$(14,891)	$(4,075)	$(23,842)

Year Ended December 31, 2009
Revenue	$343,695	$18,462	$2,133	$342	$364,632
Operating expenses:
Marketing	65,267	—	—	—	65,267
Commissions	110,348	—	—	—	110,348
Cost of revenue	90,016	11,687	875	189	102,767
General and administrative	52,847	10,819	6,820	1,749	72,235
Goodwill, intangible and long-lived asset impairment charges	—	6,310	125	824	7,259
Depreciation	7,380	858	12	44	8,294
Amortization	8,583	392	69	426	9,470

Total operating expenses	334,441	30,066	7,901	3,232	375,640

Income (loss) from operations	$9,254	$(11,604)	$(5,768)	$(2,890)	$(11,008)

Consumer Products and Services Segment

OVERVIEW

Our income from operations for our Consumer Products and Services segment decreased in the year ended December 31, 2009 as compared to the year ended December 31, 2008. This is primarily due to increased marketing and commissions expenses as a result of our continued investment in our direct to consumer business and prepaid commission arrangements with some of our clients. This was partially offset by the growth in revenue from existing clients. Our subscription revenue (see Other Data) increased to $341.8 million from $328.3 million in the comparable period. We expect both new sales and subscriber attrition to remain relatively consistent in 2010.

	Years Ended December 31,
	2008	2009	Difference	%

Revenue	$330,973	$343,695	$12,722	3.8%
Operating expenses:
Marketing	52,439	65,267	12,828	24.5%
Commissions	86,008	110,348	24,340	28.3%
Cost of revenue	96,568	90,016	(6,552)	(6.8)%
General and administrative	48,808	52,847	4,039	8.3%
Goodwill, intangible and long-lived asset impairment charges	15,771	—	(15,771)	(100.0)%
Depreciation	8,411	7,380	(1,031)	(12.3)%
Amortization	9,221	8,583	(638)	(6.9)%

Total operating expenses	317,226	334,441	17,215	5.4%

Income from operations	$13,747	$9,254	$(4,493)	(32.7)%

Revenue.  The increase in revenue is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct marketing arrangements to revenue from indirect subscribers and increased revenue from our direct to consumer business. This is partially offset by the loss of approximately 800 thousand subscribers from our wholesale relationship with Discover in 2008. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has increased to 87.6% for the year ended December 31, 2009 from 78.9% in the year ended December 31, 2008.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Years Ended
	December 31,
	2008	2009

Percentage of subscribers from direct marketing arrangements to total subscribers	55.3%	61.0%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	44.6%	73.1%
Percentage of revenue from direct marketing arrangements to total subscription revenue	78.9%	87.6%

Marketing Expenses.  Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expense increased 24.5% to $65.3 million for the year ended December 31, 2009 from $52.4 million for the year ended December 31, 2008. The increase in marketing is primarily a result of our continued investment in our direct to consumer business. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2009 and 2008 were $48.8 million and $46.9 million, respectively. Marketing costs expensed as incurred for the years ended December 31, 2009 and 2008 were $16.4 million and $5.5 million, respectively, as a result of our increased investment in broadcast media relating to our direct to consumer products. We expect to continue to invest in our direct to consumer business in 2010.

As a percentage of revenue, marketing expenses increased to 19.0% for the year ended December 31, 2009 from 15.8% for the year ended December 31, 2008.

Commissions Expenses.  Commissions expenses consist of commissions paid to clients. Commission expenses increased 28.3% to $110.3 million for the year ended December 31, 2009 from $86.0 million for the year ended December 31, 2008. The increase is related to an increase in sales and subscribers from our direct subscription business and in commissions recognized under our prepaid commission arrangements.

As a percentage of revenue, commission expense increased to 32.1% for year ended December 31, 2009 from 26.0% for year ended December 31, 2008, primarily due to the increased portion of revenue from direct marketing arrangements with ongoing clients. We expect commissions expenses, as a percentage of revenue, to continue to increase as we continue to increase our direct marketing arrangements.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. Cost of revenue decreased 6.8% to $90.0 million for the year ended December 31, 2009 from $96.6 million for the year ended December 31, 2008. The decrease in cost of revenue is primarily the result of lower fulfillment and customer service costs for both the new member and ongoing subscriber base of $4.7 million, and lower data costs required to support new and ongoing customers due to less subscriber additions of $1.5 million.

As a percentage of revenue, cost of revenue decreased to 26.2% for the year ended December 31, 2009 compared to 29.2% for the year ended December 31, 2008, as the result of an increase in the ratio of revenue from direct marketing arrangements.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 8.3% to $52.8 million for the year ended December 31, 2009 from $48.8 million for the year ended December 31, 2008. The increase in general and administrative expenses is primarily related to increased payroll costs, professional fees, as well as costs associated with moving our headquarters to a new location.

Total share based compensation expense for the years ended December 31, 2009 and 2008 was $4.6 million and $4.1 million, respectively.

As a percentage of revenue, general and administrative expenses increased to 15.4% for the year ended December 31, 2009 from 14.8% for the year ended December 31, 2008.

Goodwill, intangible and long-lived asset impairment charge.  In the year ended December 31, 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the write-off of unamortized prepayments in connection with a data usage contract. There was no related write-off in 2009. See Notes 2 and 11 to our consolidated financial statements.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 4.8% for the year ended December 31, 2008. There were no impairment charges recognized in the year ended December 31, 2009.

Depreciation.  Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease is the result of the timing of assets placed into service during the year ended December 31, 2009.

As a percentage of revenue, depreciation expenses decreased to 2.1% for the year ended December 31, 2009 from 2.5% for the year ended December 31, 2008.

Amortization.  Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

In the year ended December 31, 2009, we reviewed our estimates regarding a customer related intangible asset, and based upon the analysis, we reduced the estimated useful life from ten to seven years. We also accelerated the amortization of the asset based on the increased rate of attrition of the subscriber base. This acceleration resulted in an additional $1.2 million of amortization expense in the year ended December 31, 2009.

As a percentage of revenue, amortization expenses decreased to 2.5% for the year ended December 31, 2009 from 2.8% for the year ended December 31, 2008.

Background Screening Segment

OVERVIEW

Our loss from operations in our Background Screening segment decreased in the year ended December 31, 2009 as compared to the year ended December 31, 2008. We incurred a $6.3 million non-cash goodwill and long-lived asset impairment charge in the year ended December 31, 2009 compared to $13.7 million in the year ended December 31, 2008. The general economic slowdown has reduced overall hirings by our clients both in the US and the UK and, accordingly, the demand for our services. For example, the domestic unemployment rate, per the U.S. Bureau of Labor, has increased from 7.4% as of December 31, 2008 to 10.0% as of December 31, 2009. Our decreased revenue is due to reduced volume in our domestic operations, which negatively impacted our revenue. Our volume decreased 14.0% in the year ended December 31, 2009 from the prior period in our domestic operations. In the UK, our volume in the year ended December 31, 2009 decreased 52.4% than in the comparable period. We are continuing efforts to make reductions in our costs to offset the declining revenue.

	Years Ended December 31,
	2008	2009	Difference	%

Revenue	$27,843	$18,462	$(9,381)	(33.7)%
Operating expenses:
Cost of revenue	16,644	11,687	(4,957)	(29.8)%
General and administrative	14,656	10,819	(3,837)	(26.2)%
Goodwill, intangible and long-lived asset impairment charges	13,715	6,310	(7,405)	(54.0)%
Depreciation	946	858	(88)	(9.3)%
Amortization	505	392	(113)	(22.4)%

Total operating expenses	46,466	30,066	(16,400)	(35.3)%

Loss from operations	$(18,623)	$(11,604)	$7,019	37.7%

Revenue.  Revenue decreased 33.7% to $18.5 million for the year ended December 31, 2009 from $27.8 million for the year ended December 31, 2008. The revenue decrease is primarily attributable to a reduction in domestic revenue of $3.0 million and UK revenue of $6.4 million. The reduction in revenue is mainly due to a decrease in volume. The general economic slowdown has reduced overall hiring by our clients and, accordingly, the demand for our services. Therefore, our revenue is growing at a slower rate than we anticipated at the start of the year. This is particularly true in the UK where a significant portion of our clients are in the financial services industry.

Cost of Revenue.  Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue decreased 29.8% to $11.7 million for the year ended December 31, 2009 from $16.6 million for the year ended December 31, 2008. Cost of revenue decreased due to reductions in database and fulfillment costs of $2.5 million and a reduction of $437 thousand in domestic labor costs primarily due to decreases in volume. Volume has also decreased in the UK and labor costs have been reduced by $2.0 million as a result of ongoing cost management and productivity initiatives.

As a percentage of revenue, cost of revenue was 63.3% for the year ended December 31, 2009 compared to 59.8% for the year ended December 31, 2008.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. General and administrative expenses decreased to $10.8 million for the year ended December 31, 2009 from $14.7 million for the year ended December 31, 2008. The decrease in general and administrative expenses is primarily attributable to reductions in payroll costs of $2.2 million, and other general and administrative expenses of $1.4 million from cost reduction initiatives.

As a percentage of revenue, general and administrative expenses increased to 58.6% for the year ended December 31, 2009 from 52.6% for the year ended December 31, 2008.

Goodwill, intangible and long-lived asset impairment charge.  Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized for goodwill, intangible and other long-lived assets. In the year ended December 31, 2009, we recognized a non-cash impairment of goodwill of approximately $6.2 million and an impairment of a customer related intangible asset of $147 thousand. In the year ended December 31, 2008, we recognized a non-cash impairment of approximately $13.7 million related to goodwill. See Notes 2 and 11 to our consolidated financial statements.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment decreased in the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to a non-cash goodwill and intangible asset impairment charge recognized in 2008 of $13.8 million. The general economic slowdown has negatively impacted revenue, along with slower growth for this early stage business in a new market.

	Years Ended December 31,
	2008	2009	Difference	%

Revenue	$2,662	$2,133	$(529)	(19.9)%
Operating expenses:
Cost of revenue	917	875	(42)	(4.6)%
General and administrative	2,167	6,820	4,653	214.7%
Goodwill, intangible and long-lived asset impairment charges	13,826	125	(13,701)	(99.1)%
Depreciation	6	12	6	100.0%
Amortization	637	69	(568)	(89.2)%

Total operating expenses	17,553	7,901	(9,652)	(55.0)%

Loss from operations	$(14,891)	$(5,768)	$9,123	61.3%

Revenue.  Revenue decreased $529 thousand in 2009 compared to 2008. This decrease is primarily due to the general economic slowdown, which negatively impacted sales in 2009.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue decreased primarily due to the decrease in our sales.

As a percentage of revenue, cost of revenue was 41.0% for the year ended December 31, 2009 compared to 34.4% for the year ended December 31, 2008.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions. General and administrative expenses primarily increased due to additional legal fees from ongoing litigation and regulatory compliance issues.

As a percentage of revenue, general and administrative expenses increased to 319.7% for the year ended December 31, 2009 from 81.4% for the year ended December 31, 2008.

Goodwill, intangible and long-lived asset impairment charge.  Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized for goodwill, intangible and other long-lived assets. In the year ended December 31, 2009, we recognized a non-cash impairment charge on our intangible assets of $125 thousand. In the year ended December 31, 2008, we recognized a non-cash impairment charge of $13.8 million related to goodwill and intangible assets. See Notes 2 and 11 to our consolidated financial statements.

Amortization.  Amortization costs consist primarily of the amortization of our intangible assets. The decrease of $568 thousand is primarily attributable to a reduction in amortizable assets in 2009.

As a percentage of revenue, amortization expenses decreased to 3.2% for the year ended December 31, 2009 from 23.9% for the year ended December 31, 2008.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment decreased in the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to a non-cash goodwill impairment charge in 2008 of $1.4 million. The general economic slowdown has negatively impacted revenue, along with slower growth for this early stage business in a new market.

	Years Ended December 31,
	2008	2009	Difference	%

Revenue	$129	$342	$213	165.1%
Operating expenses:
Cost of revenue	209	189	(20)	(9.6)%
General and administrative	2,170	1,749	(421)	(19.4)%
Goodwill, intangible and long-lived asset impairment charges	1,390	824	(566)	(40.7)%
Depreciation	9	44	35	388.9%
Amortization	426	426	—	0.0%

Total operating expenses	4,204	3,232	(972)	(23.1)%

Loss from operations	$(4,075)	$(2,890)	$1,185	29.1%

Revenue.  Revenue increased $213 thousand in 2009 compared to 2008 as a result of new customer acquisitions.

Cost of Revenue.  Cost of revenue consists of monitoring and credit bureau expenses.

As a percentage of revenue, cost of revenue was 55.2% for the year ended December 31, 2009 compared to 162.5% for the year ended December 31, 2008.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions.

Our general and administrative expenses decreased $421 thousand in 2009 compared to 2008 as a result of our cost reduction efforts.

As a percentage of revenue, general and administrative expenses decreased to 511.7% for the year ended December 31, 2009 from 1,682.2% for the year ended December 31, 2008.

Goodwill, intangible and long-lived asset impairment charge.  Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized for goodwill, intangible and other long-lived assets. In the year ended December 31, 2009, we recognized a non-cash impairment charge on our intangible and long-lived assets of $824 thousand. In the year ended December 31, 2008, we recognized a non-cash impairment charge of $1.4 million related to goodwill for December 31, 2008. See Notes 2 and 11 to our consolidated financial statements.

Interest Income

Interest income decreased 40.4% to $151 thousand for the year ended December 31, 2009 from $254 thousand for the year ended December 31, 2008. This is primarily attributable to the decrease in the interest rate earned on cash balances and short-term investments.

Interest Expense

Interest expense decreased 48.4% to $1.4 million for the year ended December 31, 2009 from $2.6 million for the year ended December 31, 2008. This is primarily attributable to the reduction of interest recorded on uncertain tax positions in which the statute of limitations expired in the year ended December 31, 2009.

In February 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.

Other Income (Expense)

Other income increased to $1.8 million in the year ended December 31, 2009 from an expense of $1.7 million in the year ended December 31, 2008. The income in the year ended December 31, 2009 is primarily attributable to increases in foreign currency transaction gains, which resulted from exchange rate fluctuations over the year.

Income Taxes

Our consolidated effective tax rate for the year ended December 31, 2009 was (3.0%) as compared to 10.4% in the year ended December 31, 2008. Net loss for the year ended December 31, 2009 included an income tax expense of approximately $315 thousand. The income tax expense includes an expense for the impairment of goodwill without tax basis, which effectively increases our effective tax rate. It also includes a non-cash increase of the valuation allowance on federal, state and foreign deferred tax assets generated in the current year of approximately $1.2 million. This non-cash valuation allowance increases the effective tax rate for the year ended December 31, 2009. These deferred tax assets are related to federal, state and foreign net operating loss carry forwards that we believe cannot be utilized in the foreseeable future. U.S. GAAP requires us to evaluate our deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years, in conjunction with a current year loss, is significant negative evidence in considering whether deferred tax assets are realizable.

Years Ended December 31, 2007 and 2008 (in thousands):

The consolidated results of operations are as follows:

	Consumer			Bail Bonds
	Products and	Background	Online Brand	Industry
	Services	Screening	Protection	Solutions	Consolidated

Year Ended December 31, 2007
Revenue	$241,968	$29,508	$218	$29	$271,723
Operating expenses:
Marketing	36,285	—	—	—	36,285
Commissions	52,624	—	—	—	52,624
Cost of revenue	83,891	17,738	85	101	101,815
General and administrative	44,028	14,542	96	720	59,386
Goodwill, intangible and long-lived asset impairment charges	—	—	—	—	—
Depreciation	8,145	900	—	36	9,081
Amortization	2,599	505	64	178	3,346

Total operating expenses	227,572	33,685	245	1,035	262,537

Income (loss) from operations	$14,396	$(4,177)	$(27)	$(1,006)	$9,186

Year Ended December 31, 2008
Revenue	$330,973	$27,843	$2,662	$129	$361,607
Operating expenses:
Marketing	52,439	—	—	—	52,439
Commissions	86,008	—	—	—	86,008
Cost of revenue	96,568	16,644	917	209	114,338
General and administrative	48,808	14,656	2,167	2,170	67,801
Goodwill, intangible and long-lived asset impairment charges	15,771	13,715	13,826	1,390	44,702
Depreciation	8,411	946	6	9	9,372
Amortization	9,221	505	637	426	10,789

Total operating expenses	317,226	46,466	17,553	4,204	385,449

Income (loss) from operations	$13,747	$(18,623)	$(14,891)	$(4,075)	$(23,842)

Consumer Products and Services Segment

	Years Ended December 31,
	2007	2008	Difference	%

Revenue	$241,968	$330,973	$89,005	36.8%
Operating expenses:
Marketing	36,285	52,439	16,154	44.5%
Commissions	52,624	86,008	33,384	63.4%
Cost of revenue	83,891	96,568	12,677	15.1%
General and administrative	44,028	48,808	4,780	10.9%
Goodwill, intangible and long-lived asset impairment charges	—	15,771	15,771	100.0%
Depreciation	8,145	8,411	266	3.3%
Amortization	2,599	9,221	6,622	254.8%

Total operating expenses	227,572	317,226	89,654	39.4%

Income (loss) from operations	$14,396	$13,747	$(649)	(4.5)%

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

As a percentage of revenue, marketing expenses increased to 15.8% for the year ended December 31, 2008 from 15.0% for the year ended December 31, 2007 primarily as a result of an increased investment in marketing for direct marketing arrangements. We expect marketing expenses to increase as we continue our focus on direct marketing arrangements with existing and new clients and expand our direct to consumer business in 2009.

Commission Expenses.  Commission expenses increased 63.4% to $86.0 million for the year ended December 31, 2008 from $52.6 million for the year ended December 31, 2007. The increase is related to an increase in sales and subscribers from our direct marketing arrangements.

As a percentage of revenue, commission expense increased to 26.0% for year ended December 31, 2008 from 21.7% for year ended December 31, 2007 primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients.

Cost of Revenue.  Cost of revenue increased 15.1% to $96.6 million for the year ended December 31, 2008 from $83.9 million for the year ended December 31, 2007. The increase in cost of revenue is primarily the result of $6.5 million in increased data costs, higher cost of revenue for ongoing fulfillment and customer service costs to support the current subscriber base.

As a percentage of revenue, cost of revenue was 29.2% for the year ended December 31, 2008 compared to 34.7% for the year ended December 31, 2007, as the result of an increase in the ratio of direct revenue.

General and Administrative Expenses.  General and administrative expenses increased 10.9% to $48.8 million for the year ended December 31, 2008 from $44.0 million for the year ended December 31, 2007. The increase in general and administrative expenses related to increased payroll, which includes increased share based compensation expense of $1.4 million for additional grants in 2008 and professional services to support the growth in our business.

Total share based compensation expense for the years ended December 31, 2008 and 2007 was $4.1 million and $2.7 million, respectively.

As a percentage of revenue, general and administrative expenses decreased to 14.7% for the year ended December 31, 2008 from 18.2% for the year ended December 31, 2007.

Goodwill, intangible and long-lived asset impairment charge.  In the year ended December 31, 2008, we recognized a non-cash impairment charge of $15.8 million related to the write-off of unamortized prepayments in connection with a data usage contract. See Notes 2 and 11 to our consolidated financial statements.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 4.8% for the year ended December 31, 2008. There were no impairment charges recognized in the year ended December 31, 2007.

Depreciation.  Depreciation expense increased for the year ended December 31, 2008 compared to the year ended December 31, 2007.

As a percentage of revenue, depreciation expenses decreased to 2.5% for the year ended December 31, 2008 from 3.4% for the year ended December 31, 2007.

Amortization.  Amortization increased $6.6 million to $9.2 million for the year ended December 31, 2008 from $2.6 million for the year ended December 31, 2007. The increase in amortization is primarily attributable to the increase in intangible assets as the result the membership agreements purchased from Citibank in January 2008.

As a percentage of revenue, amortization expenses increased to 2.8% for the year ended December 31, 2008 from 1.1% for the year ended December 31, 2007.

Background Screening Segment

	Years Ended December 31,
	2007	2008	Difference	%

Revenue	$29,508	$27,843	$(1,665)	(5.6)%
Operating expenses:
Cost of revenue	17,738	16,644	(1,094)	(6.2)%
General and administrative	14,542	14,656	114	0.8%
Goodwill, intangible and long-lived asset impairment charges	—	13,715	13,715	100.0%
Depreciation	900	946	46	5.1%
Amortization	505	505	—	—

Total operating expenses	33,685	46,466	12,781	37.9%

Loss from operations	$(4,177)	$(18,623)	$(14,446)	(345.8)%

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

Cost of Revenue.  Cost of revenue decreased 6.2% to $16.6 million for the year ended December 31, 2008 from $17.7 million for the year ended December 31, 2007. Cost of revenue decreased due to reductions in labor costs in the UK of $371 thousand, partially offset by increases in domestic labor costs of $231 thousand. There were additional reductions in costs due to overall volume, and in other direct costs of $993 thousand, including consultant, access, and database fees.

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

Goodwill, intangible and long-lived asset impairment charge.  In the year ended December 31, 2008, we recognized a non-cash impairment of $13.7 million related to goodwill. See Notes 2 and 11 to our consolidated financial statements.

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

As a percentage of revenue, depreciation expenses increased to 3.4% for the year ended December 31, 2008, from 3.1% for year ended December 31, 2007.

Online Brand Protection Segment

	Years Ended December 31,
	2007	2008	Difference	%

Revenue	$218	$2,662	$2,444	1,121.1%
Operating expenses:
Cost of revenue	85	917	832	978.8%
General and administrative	96	2,167	2,071	2,157.3%
Goodwill, intangible and long-lived asset impairment charges	—	13,826	13,826	100.0%
Depreciation	—	6	6	100.0%
Amortization	64	637	573	895.3%

Total operating expenses	245	17,553	17,308	7,064.5%

Loss from operations	$(27)	$(14,891)	$(14,864)	55,051.9)%

Revenue.  Revenue was $2.7 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase is primarily attributable to the full year impact in 2008 of business operations acquired in the fourth quarter of 2007.

Cost of Revenue.  Cost of revenue increased primarily due to additional business operations acquired in 2007.

As a percentage of revenue, cost of revenue was 34.4% for the year ended December 31, 2008 compared to 39.0% for the year ended December 31, 2007.

General and Administrative Expenses.  General and administrative expenses primarily increased due to additional business operations acquired in 2007.

As a percentage of revenue, general and administrative expenses increased to 81.4% for the year ended December 31, 2008 from 44.0% for the year ended December 31, 2007.

Goodwill, intangible and long-lived asset impairment charge.  In the year ended December 31, 2008, we recognized a non-cash impairment charge of $13.8 million related to goodwill and intangible assets. See Notes 2 and 11 to our consolidated financial statements.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 519.4% for the year ended December 31, 2008. There were no impairment charges recognized in the year ended December 31, 2007.

Amortization.  Amortization expense increased $573 thousand. This increase is primarily attributable to the increase in amortizable assets acquired in 2007.

As a percentage of revenue, amortization expenses decreased to 23.9% for the year ended December 31, 2008 from 29.4% for the year ended December 31, 2007.

Bail Bonds Industry Solutions Segment

	Years Ended December 31,
	2007	2008	Difference	%

Revenue	$29	$129	$100	344.8%
Operating expenses:
Cost of revenue	101	209	108	106.9%
General and administrative	720	2,170	1,450	201.4%
Goodwill, intangible and long-lived asset impairment charges	—	1,390	1,390	100.0%
Depreciation	36	9	(27)	(75.0)%
Amortization	178	426	248	139.3%

Total operating expenses	1,035	4,204	3,169	306.2%

Loss from operations	$(1,006)	$(4,075)	$(3,069)	(305.1)%

Revenue.  Revenue increased $100 thousand in the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase is primarily attributable to the full year impact in 2008 of business operations acquired in the third quarter of 2007.

Cost of Revenue.  The increase is primarily attributable to the full year impact in 2008 of business operations acquired in the third quarter of 2007.

As a percentage of revenue, cost of revenue was 162.0% for the year ended December 31, 2008 compared to 348.3% for the year ended December 31, 2007.

General and Administrative Expenses.  Our general and administrative expenses for 2008 were $2.2 million, a increase of $1.5 million, or 201.4%, compared to 2007. Captira Analytical has successfully completed development of an initial commercial version of its applications and is in the early stages of market development and adoption of its service offerings by the bail bonds industry. As such, Captira Analytical has few clients and revenue is immaterial. However, Captira Analytical still incurs substantial monthly overhead expenses for management functions, business development and sales, customer support, technology operations and other functions despite the lack of a large customer base.

Goodwill, intangible and long-lived asset impairment charge.  In the year ended December 31, 2008, we recognized a non-cash impairment charge of $1.4 million related to goodwill. See Notes 2 and 11 to our consolidated financial statements.

Amortization.  Amortization increased as a result of intangible assets from the acquisition in 2007.

As a percentage of revenue, amortization expenses decreased to 330.2% for the year ended December 31, 2008 from 613.8% for the year ended December 31, 2007.

Interest Income

Interest income decreased 68.2% to $254 thousand for the year ended December 31, 2008 from $799 thousand for the year ended December 31, 2007. This is primarily attributable to the reduction in short term investments in the latter portion of 2007 and early 2008 to fund business operations, including an increased investment in marketing, as well as a decline in the interest rate on our short-term investments.

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

Liquidity and Capital Resources

Cash and cash equivalents were $12.4 million as of December 31, 2009 compared to $10.8 million as of December 31, 2008. Our cash and cash equivalents are highly liquid investments and consist primarily of short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

During the year ended December 31, 2009, we purchased short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments on our consolidated financial statements.

Our accounts receivable balance as of December 31, 2009 was $25.1 million, including approximately $1.8 million related to our Background Screening segment, compared to $29.4 million, including approximately $2.3 million related to our Background Screening segment, as of December 31, 2008. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of our top financial institutions clients and accounts receivable associated with background screening and other clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and corporate brand protection clients. Given the events in the financial markets, we are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities on our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $25.0 million as of December 31, 2009 compared to $33.7 million as of December 31, 2008. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to meet our funding needs and are not anticipating utilization of the capital markets or increasing our available borrowings over the next 12 months.

	Years Ended December 31,
	2008	2009	Difference
	(In thousands)

Cash flows provided by operating activities	$20,761	$17,359	$(3,402)
Cash flows used in investing activities	(47,180)	(6,992)	40,188
Cash flows provided by (used in) financing activities	17,464	(8,551)	(26,015)
Effect of exchange rate changes on cash and cash equivalents	(63)	(184)	(121)

Net (decrease) increase in cash and cash equivalents	(9,018)	1,632	10,650
Cash and cash equivalents, beginning of year	19,780	10,762	(9,018)

Cash and cash equivalents, end of year	$10,762	$12,394	$1,632

Cash flows provided by operations was $17.4 million for the year ended December 31, 2009 compared to net cash provided by operations of $20.8 million for the year ended December 31, 2008. The $3.4 million decrease in net cash provided by operations was primarily the result of a decrease in earnings, adjusted for non-cash items including amortization of intangible assets and $7.3 million of impairment charges and a decrease in accrued employee benefits, partially offset by a decrease in accounts receivable. Over the past year, as certain of our financial institution clients have requested that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers, we have needed to use an increasing portion of our cash flow generated from operations to finance our business. In the year ended December 31, 2009, net cash used in operations for deferred subscription solicitation costs was $71.7 million. We anticipate this trend to continue with our financial institution clients in 2010. For the year ended December 31, 2010, we expect our future cash flows may be impacted by prepaying these commissions. We also expect that our future cash flows could be impacted by our agreements to pay more of the new subscriber marketing costs. These agreements are short-term in nature and are not a “continuing contract” because either party may generally terminate the agreements without cause at any time, without penalty. Due to the short-term nature of these agreements, our clients could, at any time, re-negotiate (and at times have renegotiated) any of the key terms, including price, marketing and commission arrangements. Our operating results will continue to be impacted by the non-cash amortization of these prepaid commissions, as well as the amortization of the deferred subscription solicitation costs. If we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.

Cash flows used in investing activities was $7.0 million for the year ended December 31, 2009 compared to cash flows used in investing activities of $47.2 million during the year ended December 31, 2008. Cash used in investing activities for the year ended December 31, 2009 was primarily attributable to the purchase of property and equipment.

Cash flows used in financing activities was $8.6 million for the year ended December 31, 2009 compared to cash flows provided by financing activities of $17.5 million for the year ended December 31, 2008. Cash used in financing activities for year ended December 31, 2009 was primarily attributable to long term debt repayments. Cash flows provided by financing activities for the year ended December 31, 2008 was primarily attributable to debt proceeds which was principally used to purchase the Citibank membership agreements, partially offset by the repayment of our revolving line of credit.

On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. In July 2009, we entered into a third amendment to the Credit Agreement. The amendment related to the termination and ongoing operations of Screening International, including the formation of a new domestic subsidiary that will not join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination and the ongoing operations of Screening International. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.000% to 2.750% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as require a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. See Note 26 for additional information. As of December 31, 2009, the outstanding interest rate was 1.2% and principal balance under the Credit Agreement was $37.6 million.

The Credit Agreement contains certain customary covenants, including, among other things, covenants that limit or restrict the incurrence of liens; the making of investments including at SIH and its subsidiaries; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary by us that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.

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

The interest rate swaps on our outstanding term loan and a portion of our outstanding revolving line of credit have initial notional amounts of $15.8 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (1.2% at December 31, 2009) to a fixed rate of 3.20% per annum through December 2011 and on our revolving line of credit (1.2% at December 31, 2009) to a fixed rate of 3.4% per annum through December 2011.

The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortizes to $10.0 million for the year ended 2009. Both swaps terminate in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps as allowed U.S. GAAP. For the year ended December 31, 2009, there was no material ineffective portion of the hedge and therefore, no impact to the consolidated statements of operations.

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any common stock in the year ended December 31, 2008 or 2009, respectively.

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

The following table sets forth information regarding our contractual obligations at December 31, 2009 (in thousands):

	Year Ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter

Contractual Obligations at December 31, 2009
Capital leases(1)	$2,709	$1,028	$989	$635	$57	$—	$—
Operating leases	20,788	1,989	2,010	2,235	2,520	2,001	10,033
Long term debt(2)	38,984	7,000	30,000	1,050	467	467	—
Software license & other arrangements(3)	12,308	6,113	6,195	—	—	—	—

	$74,789	$16,130	$39,194	$3,920	$3,044	$2,468	$10,033

(1)	Includes interest expenses

(2)	Effective as of January 31, 2008, we amended our Credit Agreement in order to increase the term loan facility to $28 million. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. The amendment also amends certain financial covenants which we are required to maintain compliance with under the Credit Agreement, including consolidated leverage ratio covenants, and provides new mandatory term loan prepayments based on excess cash flow and the sale or issuance of equity interests, provides a new amortization schedule for the term loan and revises the acquisition covenant to reduce permitted costs of acquisitions. This does not include interest expense. In addition, we have a $810 thousand non-interest bearing note to Control Risk Group, as a result of the purchase of the noncontrolling interest of Screening International, LLC and it is classified as long-term debt on our consolidated balance sheet.

(3)	Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay based on usage of the data or analytics, and make certain minimum payments in exchange for defined limited exclusivity rights. We entered into a new agreement with a non-credit data provider, effective December 31, 2008, under which we will receive enhanced data and services and improved licensing terms. In addition, minimum noncanceable payments by us to this provider under the new agreement will be lower than under the old agreement by $3.0 million and $1.5 million in 2009 and 2010, respectively. In addition, we are obligated to pay approximately $648 thousand to a related party under contracts through December 31, 2010. The amounts in the table represent only the noncanceable portion of each respective arrangement. In general, contracts can be terminated with 90 day notice.

In addition to the obligations in the table above, approximately $225 thousand of unrecognized tax benefits have been recorded as liabilities in accordance with U.S. GAAP and we are uncertain as to when such amounts may be settled. Related to the unrecognized tax benefits, we have also recorded accrued interest of $39 thousand.

As part of the acquisition of Net Enforcers, we are obligated to pay additional consideration of up to $3.5 million in cash if Net Enforcers achieves certain financial statement metrics and revenue targets in the future. We may be liable for these additional payments in the future; however, we believe this is unlikely to be the case.

Fair Value

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Not Applicable

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2009 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

The information required by this item is set forth beginning on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3. Exhibits

Exhibit
Number		Description

2.1		Membership Purchase Agreement dated January 31, 2008 between Registrant and Citibank (South Dakota), N.A. (Incorporated by reference to Exhibit 2.3, filed with the Form 10-K for the year ended December 31, 2007)
2.2		Asset Purchase Agreement dated August 7, 2007 among Registrant, Captira Analytical, LLC, Hide N’Seek, LLC and certain members of Hide N’Seek, LLC (Incorporated by reference to Exhibit 2.1 filed with the Form 8-k dated August 7, 2007).
2.3		Stock Purchase Agreement dated November 9, 2007 among Registrant, Net Enforcers, Inc. and Joseph C. Loomis. (Incorporated by reference to Exhibit 10.24, filed with the Form 10-K for the year ended December 31, 2007)
3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”))
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1, filed with the Form 8-K dated October 14, 2007)
10.1		Amended and Restated Marketing and Services Agreement dated April 20, 2007, by and between the Registrant, on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K dated April 20, 2007).
10	.2†	Program Provider Agreement, dated as of August 1, 2002, among the Registrant, Citibank (South Dakota), N.A., Citibank USA N.A. and Citicorp Credit Services, Inc. (Incorporated by reference to Exhibit 10.5, filed with the Form S-1)
10	.3.1†	Agreement — Consumer Disclosure Services, dated as of April 7, 1997, by and between CreditComm Services LLC, Equifax Credit Information Services, Inc. and Digital Matrix Systems, as amended by the First Addendum dated March 30, 2001 and the Second Addendum dated November 27, 2001. (Incorporated by reference to Exhibit 10.6, filed with the Form S-1)
10	.3.2	Amendment, effective as of January 24, 2006, of Agreement — Consumer Disclosure Service, between the Registrant and Equifax Credit Information Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form 8-K dated January 30, 2006).
10	.4.1	Agreement for Credit Monitoring Batch Processing Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Services, Inc. (Incorporated by reference to Exhibit 10.7, filed with the Form S-1)
10	.4.2	Amendment, effective as of January 24, 2006, of Agreement for Credit Monitoring Batch Processing Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).
10	.5.1	Master Agreement for Marketing, Operational and Cooperative Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Consumer Services, Inc., as amended, together with Addendum Number Two, dated May 31, 2002. (Incorporated by reference to Exhibit 10.8, filed with the Form S-1)
10	.5.2	Amendment, effective as of January 24, 2006, of Master Agreement for Marketing, Operational and Cooperative Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).
10	.9.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)
10	.9.2†	Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).
10	.10†	Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)
10	.11†	Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

Exhibit
Number		Description

10	.12.1	Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).
10	.12.2	Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.12.3	Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).
10	.12.4	Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)
10.13		Employment Agreement between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1, filed with the Form S-1)
10.14		Employment Agreement between the Registrant and Neal Dittersdorf (Incorporated by reference to Exhibit 10.19, filed with the Form S-1)
10.15		Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)
10.16		Employment Agreement, dated as of January 13, 2005, by and between the Registrant and George K. Tsantes (Incorporated by reference to Exhibit 10.22, filed with the 2004 10-K).
10	.17.1	Credit Agreement, by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A., and L/C Issuer, dated as of July 3, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 7, 2006)
10	.17.2	Amendment dated November 29, 2007 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer. (Incorporated by reference to Exhibit 10.21.2, filed with the Form 10-K for the year ended December 31, 2007)
10	.17.3	Amendment effective as of January 31, 2008 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer. (Incorporated by reference to Exhibit 10.21.3, filed with the Form 10-K for the year ended December 31, 2007)
10	.17.4	Amendment No. 3 dated as of July 1, 2009 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 1, 2009)
10	.17.5*	Amendment No. 4 dated as of March 11, 2010 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries, thereof, Bank of America, N.A. and L/C Issuer.
10.19		Employment Agreement by and between the Registrant and John G. Scanlon (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 5, 2007)
14.1		Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Madalyn Behneman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Madalyn Behneman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for noncontrolling interests to conform to ASC 810 Consolidation, and retrospectively adjusted the 2008 and 2007 financial statements for the change.

McLean, Virginia
March 16, 2010

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2009
(In thousands)

	December 31,
	2008	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,762	$12,394
Short-term investments	4,955	4,995
Accounts receivable, net of allowance for doubtful accounts of $235 (2008) and $374 (2009)	29,391	25,111
Prepaid expenses and other current assets	5,697	5,182
Income tax receivable	7,416	2,460
Deferred subscription solicitation costs	28,951	34,256

Total current assets	87,172	84,398

PROPERTY AND EQUIPMENT, net	16,942	17,802
DEFERRED TAX ASSET, net	—	3,700
LONG-TERM INVESTMENT	3,327	3,327
GOODWILL	53,102	46,939
INTANGIBLE ASSETS, net	32,030	21,613
OTHER ASSETS	9,056	14,392

TOTAL ASSETS	$201,629	$192,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,014	$7,000
Note payable to Control Risks Group Ltd.	900	—
Capital leases, current portion	637	1,028
Accounts payable	9,802	9,168
Accrued expenses and other current liabilities	15,843	17,255
Accrued payroll and employee benefits	4,998	2,782
Commissions payable	2,401	2,044
Deferred revenue	4,381	5,202
Deferred tax liability, net, current portion	7,535	14,879

Total current liabilities	53,511	59,358

LONG-TERM DEBT	37,583	31,393
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	786	1,681
OTHER LONG-TERM LIABILITIES	4,686	3,332
DEFERRED TAX LIABILITY, net, less current portion	2,611	—

TOTAL LIABILITIES	99,177	95,764

COMMITMENTS AND CONTINGENCIES (see note 17 and 19)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par, shares authorized; 50,000; shares issued 18,383 shares (2008) and 18,662 shares (2009); shares outstanding 17,317 shares (2008) and 17,595 shares (2009)	184	187
Additional paid-in capital	103,544	104,810
Treasury stock, 1,067 shares at cost in 2008 and 2009	(9,516)	(9,516)
Retained earnings	8,380	2,027
Accumulated other comprehensive (loss) income:
Cash flow hedge	(1,263)	(856)
Other	110	(245)

Total Intersections Inc. stockholders’ equity	101,439	96,407
Noncontrolling interest	1,013	—

TOTAL STOCKHOLDERS’ EQUITY	102,452	96,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,629	$192,171

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2008 and 2009

	2007	2008	2009
	(In thousands, except per share amounts)

REVENUE	$271,723	$361,607	$364,632
OPERATING EXPENSES:
Marketing	36,285	52,439	65,267
Commissions	52,624	86,008	110,348
Cost of revenue	101,815	114,338	102,767
General and administrative	59,386	67,801	72,235
Goodwill, intangible and long-lived asset impairment charges	—	44,702	7,259
Depreciation	9,081	9,372	8,294
Amortization	3,346	10,789	9,470

Total operating expenses	262,537	385,449	375,640

INCOME (LOSS) FROM OPERATIONS	9,186	(23,842)	(11,008)
Interest income	799	254	151
Interest expense	(1,380)	(2,619)	(1,350)
Other income (expense)	1,139	(1,686)	1,789

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	9,744	(27,893)	(10,418)
INCOME TAX (EXPENSE ) BENEFIT	(4,329)	2,912	(315)

NET INCOME (LOSS)	5,415	(24,981)	(10,733)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,451	9,004	4,380

NET INCOME (LOSS) ATTRIBUTABLE TO INTERSECTIONS INC.	$6,866	$(15,977)	$(6,353)

NET INCOME (LOSS) PER SHARE — basic	$0.40	$(0.93)	$(0.36)

NET INCOME (LOSS) PER SHARE — diluted	$0.39	$(0.93)	$(0.36)

Weighted average common shares outstanding — basic	17,096	17,264	17,503
Weighted average common shares outstanding — diluted	17,479	17,264	17,503

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2008 and 2009

				Treasury			Accumulated	Total
	Common		Additional	Stock			Other	Intersections Inc.		Total
	Stock		Paid-in		Income	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	(Loss)	Earnings	Income (Loss)	Equity	Interest	Equity
	(In thousands)

BALANCE, JANUARY 1, 2007	17,836	$178	$95,462	965	$(8,600)	$17,447	$89	$104,576	$11,450	$116,026

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	336	4	1,031	—	—	—	—	1,035	—	1,035
Share based compensation	—	—	2,715	—	—	—	—	2,715	—	2,715
Tax benefit of stock options exercised	—	—	498	—	—	—	—	498	—	498
Adoption of FIN No. 48	—	—	—	—	—	44	—	44	—	44
Repurchase of Company stock	—	—	—	102	(916)	—	—	(916)	—	(916)
Net loss	—	—	—	—	—	6,866	—	6,866	(1,451)	5,415
Foreign currency translation adjustments	—	—	—	—	—	—	30	30	25	55

Comprehensive Loss	—	—	—	—	—	—	—	10,272	(1,426)	8,846

BALANCE, DECEMBER 31, 2007	18,172	$182	$99,706	1,067	$(9,516)	$24,357	$119	$114,848	$10,024	$124,872

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	211	2	(343)	—	—	—	—	(341)	—	(341)
Share based compensation	—	—	4,069	—	—	—	—	4,069	—	4,069
Tax benefit of stock options exercised	—	—	112	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(15,977)	—	(15,977)	(9,004)	(24,981)
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	(9)	(7)	(16)
Cash flow hedge	—	—	—	—	—	—	(1,263)	(1,263)	—	(1,263)

Comprehensive Loss	—	—	—	—	—	—	—	(13,409)	(9,011)	(22,420)

BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	279	3	(670)	—	—	—	—	(667)	—	(667)
Share based compensation	—	—	4,556	—	—	—	—	4,556	—	4,556
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(87)	—	—	—	—	(87)	—	(87)
Release of uncertain tax benefits	—	—	526	—	—	—	—	526	—	526
Purchase of noncontrolling interest	—	—	(3,059)	—	—	—	(200)	(3,259)	3,658	399
Net loss	—	—	—	—	—	(6,353)	—	(6,353)	(4,380)	(10,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(155)	(155)	(291)	(446)
Cash flow hedge	—	—	—	—	—	—	407	407	—	407

Comprehensive Loss	—	—	—	—	—	—	—	(5,032)	(1,013)	(6,045)

BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407	$—	$96,407

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2008 and 2009

	2007	2008	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,415	$(24,981)	$(10,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,210	9,411	8,292
Amortization	3,346	10,789	9,470
Amortization of gain from sale leaseback	(94)	(39)	—
Loss on disposal of fixed assets	60	—	64
Amortization of debt issuance cost	75	101	83
Provision for doubtful accounts	(2)	213	139
Shared based compensation	2,715	4,069	4,556
Amortization of deferred subscription solicitation costs	35,012	54,201	66,466
Foreign currency transaction (gain) losses, net	61	800	(1,862)
Goodwill, intangible and long-lived asset impairment charges	—	44,702	7,259
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(2,663)	(4,440)	4,212
Prepaid expenses and other current assets	(1,018)	350	572
Income tax receivable	(2,242)	(2,974)	4,869
Deferred subscription solicitation costs	(46,718)	(67,073)	(71,722)
Other assets	(4,375)	(2,296)	(4,138)
Tax benefit (deficiency) of stock options exercised	(498)	(112)	87
Accounts payable	4,806	(782)	(548)
Accrued expenses and other current liabilities	(836)	743	2,037
Accrued payroll and employee benefits	(2,151)	147	(2,236)
Commissions payable	1,220	(12)	(357)
Deferred revenue	(2,640)	1,502	821
Deferred income tax, net	4,417	(4,959)	1,032
Other long-term liabilities	1,489	1,401	(1,004)

Net cash provided by operating activities	4,589	20,761	17,359

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,075)	(7,437)	(7,020)
Sale (purchase) of short-term investments	10,453	(4,955)	28
Purchase of long-term investment	—	(3,327)	—
Cash paid in the acquisition of Intersections Insurances Services, Inc.	(5)	—	—
Cash paid in the acquisition of Hide N’ Seek, LLC, net of cash received	(1,686)	—	—
Cash paid in the acquisition of Net Enforcers, Inc., net of cash received	(14,168)	(411)	—
Cash paid in the acquisition of intangible membership agreements	—	(31,050)	—

Net cash used in investing activities	(11,481)	(47,180)	(6,992)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments under credit agreement	(3,382)	(16,708)	(7,011)
Capital lease payments	(1,037)	(1,077)	(786)
Borrowings under credit agreement	14,900	35,611	—
Debt issuance costs	—	(133)	—
Cash proceeds from stock options exercised	1,035	176	3
Tax benefit (deficiency) of stock options exercised	498	112	(87)
Withholding tax payment on vesting of restricted stock units and options	—	(517)	(670)
Repurchase of treasury stock	(916)	—	—

Net cash provided by (used in) financing activities	11,098	17,464	(8,551)

EFFECT OF EXCHANGE RATE ON CASH	(6)	(63)	(184)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,200	(9,018)	1,632
CASH AND CASH EQUIVALENTS — Beginning of period	15,580	19,780	10,762

CASH AND CASH EQUIVALENTS — End of period	$19,780	$10,762	$12,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,084	$2,019	$1,515

Cash paid for taxes	$3,078	$4,520	$610

NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$—	$621	$2,185

Equipment accrued but not paid	$363	$384	$592

Forgiveness of note, accrued interest and payables	$—	$—	$1,166

Issuance of note in connection with purchase of noncontrolling interest (See Note 21)	$—	$—	$778

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2008 and 2009

1.	Organization and Business

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary, Intersections Insurance Services, Inc. (“IISI”), we offer a portfolio of services to include consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer products and services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries.

In addition, we also offer our services directly to consumers. We conduct our consumer direct marketing primarily through the Internet, television, radio and other mass media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email.

Through our subsidiary, Screening International Holdings, LLC (“SIH”), we provide personnel and vendor background screening services to businesses worldwide. In May 2006, we created Screening International, LLC (“SI”) with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. Prior to July 1, 2009, we owned 55% of SI and had the right to designate a majority of the five-member board of directors. CRG owned 45% of SI. As further described in Note 21, on July 1, 2009, we and CRG agreed to terminate the existing ownership agreement, we acquired CRG’s ownership interest in Screening International, LLC, and we formed SIH, our wholly owned subsidiary, which became the sole owner of SI.

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

We have four reportable segments. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”) and our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira Analytical”).

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. All significant intercompany transactions have been eliminated.

Effective January 1, 2009, we adopted an update to U.S. GAAP relating to noncontrolling interests, which did not have a material impact on our consolidated financial statements. However, this update impacted the presentation and disclosure of noncontrolling interests on our consolidated financial statements. As a result, certain prior period

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items in these consolidated financial statements have been reclassified to conform to the current period presentation.

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

Investments

Our short-term investments consist of short-term U.S. Treasury securities with original maturities greater than 90 days but not greater than one year. These investments are categorized as held to maturity and are carried at amortized cost as we have both the intent and the ability to hold these investments until they mature. Discounts are accreted into earnings over the life of the investment. Interest income is recognized when earned. There are no restrictions on the withdrawal of these investments.

We evaluate impairment of investments in accordance with U.S. GAAP. We consider both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as our intent and ability to hold investments that may have become temporarily or otherwise impaired. There has been no impairment to this investment as of December 31, 2009.

Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiary at the exchange rates in effect at the end of the period and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders equity, while transaction gains and losses are included in net (loss) income.

Our financial results for the year ended December 31, 2007 include $1.1 million related to a foreign currency transaction gains. Our financial results for the year ended December 31, 2008 include a net impact of $1.8 million related to foreign currency transaction losses. For the year ended December 31, 2009 our financial results include a net impact of $1.7 million related to foreign currency transaction gains. Foreign currency transaction gains or losses are included in other income (expense) on our consolidated statement of operations.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2009, goodwill of $43.2 million and $3.7 million resides in our Consumer Products and Services and Background Screening reporting units, respectively. There is no goodwill in our other reporting units in 2009.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income (discounted cash flow) valuation model and market based approach. The market approach measures the value of an entity through an analysis of recent sales or offerings of comparable companies. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.

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

We estimate fair value giving consideration to both the income and market approaches. Consideration is given to the line of business and operating performance of the entities being valued relative to those of actual transactions, potentially subject to corresponding economic, environmental, and political factors considered to be reasonable investment alternatives.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As previously stated, we test our goodwill annually as of October 31; however, due to the deterioration in the general economic environment and decline in our market capitalization, we concluded a triggering event had occurred at June 30, 2009 indicating potential impairment in our Background Screening reporting unit. We determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired.

As of June 30, 2009 the value under the income approach was developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results of approximately five years. The assumptions for our discounted future cash flows begin with our historical operating performance. Additionally, we considered the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new products, client service and retention standards. Examples of known economic and market trends that were considered in our Consumer Products and Services reporting unit include the impact a weakened economy has had on our products associated with consumer credit card originations, which negatively impact subscriber growth, subscriber attrition, and mortgage billings for our products. Examples that were considered in our Background Screening reporting unit include the impact the higher unemployment rate has had on our application volumes, as well as reduced business spending.

Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. For the step one impairment test as of June 30, 2009, the discount rates used to develop the estimated fair value of the reporting units ranged from 15.0% to 30.0%. The discount rate for our Consumer Products and Services reporting unit increased to 15.0% as of June 30, 2009 from 12.0% in our 2008 annual evaluation. This slight increase from 2008 represents a slight decrease in the core business due to the challenging economic environment and its impact on our financial institution clients. The discount rate for our Background Screening reporting unit was 17.0% for the June 30, 2009 analysis. The discount rate for this reporting unit was higher because there is inherent risk or volatility in the expected cash flows of this reporting unit. This volatility is due to the reduced rate of growth in a less stable start-up market and a weakened economic environment, coupled with the historical net losses within the reporting unit.

The long-term growth rate we used to determine the terminal value of each reporting unit for the year ended December 31, 2008, for the six months ended June 30, 2009 was 3.0%. This was based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP, inflation and the maturity of the markets we serve.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue multiple to estimate the fair value using a market approach. At June 30, 2009, the Consumer Products and Services reporting unit EBITDA and revenue multiples were 3.8 and 0.4, respectively. The Background Screening and Other reporting units’ revenue multiples were 0.2 and 1.0, respectively.

However, the comparison of the values calculated using an equally weighted average between the income and market based approaches to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. Based on the analysis as of June 30, 2009, the implied fair value of the Consumer Products and Services reporting unit exceeded the carrying value by approximately 67.6%. The carrying value of our Other reporting unit exceeded its implied fair value by 44.3%; however, there is no remaining goodwill allocated to this reporting unit as of June 30, 2009. The carrying value of our Background Screening reporting unit exceeded its implied fair value by approximately 21.7% based on this analysis as of June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.

In the reporting units where the carrying value exceeded the fair value which had allocable goodwill, we included certain key assumptions in our discounted cash flows. For the Background Screening reporting unit, we included assumptions for revenue and the impact the recessionary economy is having on worldwide hiring. Our revenue growth rates in later years are consistent with our historical operations for a mature business in a stronger economy. As our operating margin has stabilized in this business, we expect it to grow in proportion to the revenue. In addition, we made several key assumptions regarding the long-term growth rate and discount rates in calculating an implied fair value (see above for discussion).

The second step of the impairment test requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Goodwill was written down to its implied fair value for our Background Screening reporting unit. For the three months ended June 30, 2009, we recorded an impairment charge of $5.9 million in our Background Screening reporting unit.

We then performed our required annual impairment test as of October 31, 2009. We utilized the June 30, 2009 values determined under the income and market based approaches for our annual impairment test as there were no significant changes in our business or circumstances or events that have changed since that prior valuation. Again at October 31, 2009, the comparison of the values calculated using an equally weighted average between the income and market based approaches to our market capitalization resulted in a value significantly in excess of our market capitalization. We, therefore, proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. Based on the analysis as of October 31, 2009, the implied fair value of the Consumer Products and Services reporting unit exceeded the carrying value by approximately 40.5%. The carrying value of our Other reporting units exceeded its implied fair value by 76.9%; however, there is no remaining goodwill allocated to these reporting units. The implied fair value of our Background Screening reporting unit exceeded its carrying value by approximately 32.7%. Therefore, at October 31, 2009, the estimated fair value of our Consumer Product and Services and Background Screening reporting units exceeded their carrying values. Therefore, goodwill in the reporting units was not impaired and the second step of the impairment test was not necessary.

During the year ended December 31, 2008 we recorded impairment of $13.7 million in our Background Screening reporting unit and an impairment of $11.2 and $1.4 million in our Online Brand Protection and Bail Bonds Industry Solutions reporting units, respectively. We performed the second step of the impairment analysis during the three months ended March 31, 2009. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of December 31, 2009. Our Background Screening reporting unit has $3.7 million of goodwill remaining as of December 31, 2009. A continued increase in the domestic and international unemployment rate will have an inverse effect on revenue and cash flow attributable to our Background Screening reporting unit as volume for new hire background screens will be reduced. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.

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

During the year ended December 31, 2009, we reviewed our estimates regarding a customer related intangible asset. Based upon the pattern of use of the underlying the asset, we accelerated the amortization of that asset and reduced the estimated useful life from ten to seven years. This acceleration resulted in an additional $1.2 million of amortization expense in the year ended December 31, 2009. In addition, during the year ended December 31, 2009, we record an impairment of $947 thousand for intangible assets at our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments and $147 thousand for long-lived assets at our Bail Bonds Industry Solutions segment. During the year ended December 31, 2008, we record an impairment of $2.6 million for intangible assets at our Online Brand Protection segment.

Derivative Financial Instruments

We account for all derivative instruments on the balance sheet at fair value, and follow accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. During the year ended December 31, 2008, we entered into certain interest rate swap transactions that convert our variable-rate debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying consolidated balance sheet. The ineffective portion of the interest rate swaps, if any, is recorded in interest expense in the accompanying consolidated statements of operations.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

We account for certain assets and liabilities at fair value in accordance with U.S. GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are as follows:

Level 1 — Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 — Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We account for derivative instruments and short-term U.S. treasury securities using recurring fair value measures. Our goodwill and intangible assets are subject to non-recurring fair value measures.

For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments.

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

Identity Theft, Credit Management and Background Services

We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred once the product is transmitted over the internet, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectibility is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year. We generate revenue from one-time credit reports and background screenings which are recognized when the report is provided to the customer electronically, which is generally at the time of completion. We also generate revenue through a collaborative arrangement which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accidental Death Insurance and other Membership Products

We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we generally record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2008 and 2009, totaled $1.6 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

Other Monthly Subscription Products

We generate revenue from other types of subscription based products provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers, on a monthly basis from providing management service solutions, offered by Captira Analytical, on a monthly subscription basis.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commission Costs

Commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed when incurred, unless we are entitled to a refund of the commissions from our client. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of the subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in future commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are presented in prepaid expenses and other current assets in our consolidated balance sheet. The long-term portion of the prepaid commissions are presented in other assets in our consolidated balance sheet. Amortization related to our prepaid commissions is included in commission expense in our consolidated statements of operations.

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheet as of December 31, 2009 and December 31, 2008 was $41.6 million and $36.4 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our consolidated balance sheet and include $7.4 million for both the years ended December 31, 2009 and 2008. Included in the current portion of the deferred subscription solicitation costs is the current portion of prepaid commissions which were $11.5 million and $8.2 million as of December 31, 2009 and 2008, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2007, 2008 and 2009 were $35.0 million, $54.2 million and $66.5 million, respectively. Marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral in accordance with U.S. GAAP, for the years ended December 31, 2007, 2008 and 2009 were $2.5 million, $5.5 million and $16.4 million, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

We develop software for our internal use and capitalize these software development costs incurred during the application development stage in accordance with U.S. GAAP. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three to five years.

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2007, 2008 or 2009.

Income Taxes

We account for income taxes under the provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable.

Net loss for the year ended December 31, 2009 and 2008 included an income tax expense of $315 thousand and an income tax benefit of approximately $2.9 million, respectively. The income tax expense includes a non-cash increase of the valuation allowance on federal, state and foreign deferred tax assets generated in the current year of $1.2 million. The income tax benefit includes a non-cash increase of the valuation allowance on cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. These deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. Accounting standards require a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years, as well as a current year loss, is significant negative evidence in considering whether deferred tax assets are realizable.

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

U.S. GAAP provided guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined that upon the conclusion of our tax examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an impact on our consolidated financial statements as of December 31, 2009. Refer to Note 15 for further discussion of income taxes and the related impact.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, we adopted the provisions of stock option related guidance. We elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value and compensation expense for all share-based awards granted prior to but unvested as of December 31, 2006 based on the grant-date fair value.

In November 2005, we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flow of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of stock option related guidance on January 1, 2006.

In accordance with U.S. GAAP, we report the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, as financing cash inflows rather than operating cash inflows in our consolidated statements of cash flows. Accordingly, for the years ended December 31, 2007 and 2008, we reported $514 thousand and $112 thousand, respectively, of excess tax benefits as a financing cash inflow. For the year ended December 31, 2009 we reported $87 thousand of excess tax deficiency as a financing cash outflow.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2008	2009

Expected dividend yield	0%	0%	0%
Expected volatility	38%	38%	55.4%
Weighted average risk free interest rate	4.19%	3.06%	2.00%
Weighted average expected life of options	6.2 years	6.2 years	6.2 years

Expected Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the years ended December 31, 2007, 2008 and 2009 was zero.

Expected Volatility.  The expected volatility of the options granted was estimated based upon the average volatility of comparable public companies, as well as our historical share price volatility. We will continue to review our estimate in the future.

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.  The expected term of options granted during the years ended December 31, 2007, 2008 and 2009 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during these years ended, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.

In addition, we estimate forfeitures based on historical option and restricted stock unit activity on a grant by grant basis. We may revise the estimate throughout the vesting period based on actual activity.

Treasury Stock

In the year ended December 31, 2007, we repurchased shares of our common stock. We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity. We did not repurchase shares of common stock in the years ended December 31, 2008 or 2009.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

We have four reportable segments. In 2009, we changed our segment reporting by realigning a portion of the Other segment into the Consumer Products and Services segment. The change in business segments was determined based on how our senior management operated, analyzed, and evaluated our operations beginning in the three months ended December 31, 2009. Additionally, the Net Enforcers and Captira Analytical’s business activities previously included in the Other segment met the quantitative thresholds for separate reporting as of December 31, 2009. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

3.	Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which states that the FASB Accounting Standards Codification (“ASC”) will become the source of authoritative accounting principles generally accepted in the United States of America recognized by the FASB to be applied by nongovernmental entities. The Codification changes the way accounting standards are organized from a standards-based model (with thousands of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update (“ASU”). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB considers the ASU an update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. It is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions effective September 30, 2009 and the adoption did not have any effect on our consolidated financial statements. Accordingly, all accounting references included in this report are provided in accordance with the Codification.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued “Consolidation — Noncontrolling Interest in Consolidated Financial Statements”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, as well as expanded disclosure requirements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted the provisions effective January 1, 2009 and adjusted the presentation on our consolidated financial statements and included the additional disclosure requirements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued “Financial Instruments — Disclosures about Derivative Instruments and Hedging Activities”, which improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted the provisions effective January 1, 2009 and it did not have a material impact to our consolidated financial statements. We have also included the appropriate disclosures.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued “Financial Instruments — Interim Disclosures about Fair Value of Financial Instrument “, which amends and clarifies previous authoritative guidance, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. An acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the appropriate recognition criteria to determine whether the contingency should be recognized as of the acquisition date or after it. We adopted the provisions in the three months ended March 31, 2009 and the adoption did not have a significant impact on our consolidated financial statements.

In September 2009, an update was made to “Fair Value Measurement and Disclosures - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which permits entities to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of “Financial Services — Investment Companies” as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with “Fair Value Measurements and Disclosures” guidance. This update also requires disclosure by major category of investment about the attributes of investments within the scope of the update. This update is effective for interim and annual periods ending after December 15, 2009. We adopted the provisions of this update as of December 31, 2009 and there was no material impact to our consolidated financial statements.

In January 2010, an update was made to “Equity”. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. Those distributions should be accounted for and included in EPS calculations. This update is effective for interim and annual periods ending on or after December 15, 2009. We adopted the provisions of this update as of December 31, 2009 and there was no material impact to our consolidated financial statements.

In January 2010, an update was made to “Consolidation”. This update clarifies the scope of the decrease in ownership provisions in “Consolidation” and related guidance. The update clarifies that if a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. If no other guidance exists, an entity should apply the guidance in “Consolidation”. The amendments in this update also expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of “Consolidation”. This update is effective for interim and annual periods ending on or after December 15, 2009. We adopted the provisions of this update as of December 31, 2009 and there was no material impact to our consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”, to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative risk based calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update requires ongoing assessment as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We will adopt the

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of this update as of January 1, 2010 and do not expect a material impact to our consolidated financial statements.

In October 2009, an update was made to “Revenue Recognition — Multiple-Deliverable Revenue Arrangements”. This update amends the criteria in “Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements and replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact, if any, on our consolidated financial statements.

In October 2009, an update was made to “Software — Certain Revenue Arrangements That Include Software Elements”. This update changes the accounting model for revenue arrangements that include both tangible products and software elements. This update removed tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in “Software-Revenue Recognition”. This update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of software revenue guidance and provides additional disclosure requirements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact, if any, on our consolidated financial statements.

In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We will adopt the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

4.	Business Acquisitions

Net Enforcers

On November 30, 2007, we acquired all of the outstanding shares of Net Enforcers, a Florida S corporation, for approximately $14.7 million in cash, which included approximately $720 thousand in acquisition costs. Additional consideration of up to approximately $3.5 million in cash will be due if the Company achieves certain financial statement metrics and revenue targets in the future. As of December 31, 2009, the target metrics have not been met. This transaction was accounted for as a business combination in accordance with the provisions of U.S. GAAP. Therefore, if the achievements are met and the payment is considered distributable beyond a reasonable doubt, we will record the fair value of the consideration issued as additional purchase price.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Enforcers is a leading provider of corporate identity theft protection services, including online brand monitoring, online auction monitoring, intellectual property monitoring and other services. Through a combination of proprietary technology and specialized business processes, Net Enforcers helps corporate brand owners prevent illegal trademark and copyright abuse, counterfeit product and service sales, grey market sales, channel policy violations, and other business risks of the online world. Net Enforcers complements our industry leading, consumer-focused identity theft protection services with offerings of corporate identity theft protection services.

The impact of Net Enforcers on our historical operating results is not material and, as such, pro-forma financial information is not presented.

Captira

On August 7, 2007, our wholly owned subsidiary, Captira Analytical, acquired substantially all of the assets of Hide N’ Seek, an Idaho limited liability company, for $3.1 million, which included approximately $105 thousand in acquisition costs. Additional consideration up to approximately $2.5 million in cash will be due if Captira achieves certain cash flow milestones in the future. As of December 31, 2009, the target metrics have not been met. This transaction was accounted for as a business combination in accordance with the provisions of U.S. GAAP. Therefore, if the achievements are met and the payment is considered distributable beyond a reasonable doubt, we will record the fair value of the consideration issued as additional purchase price.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The impact of Captira on our historical operating results is not material and, as such, pro-forma financial information is not presented.

5.	Net Income (Loss) Per Common Share

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

For the year ended December 31, 2007, options to purchase 3.2 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. Diluted net loss per common share for the years ended December 31, 2008 and 2009 exclude 5.3 million and 5.6 million options to purchase common shares because they do not have a dilutive effect due to our loss from continuing operations. These shares could dilute earnings per share in the future.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of basic income (loss) per common share to diluted income per common share is as follows (in thousands, except per share data):

	2007	2008	2009

Net income (loss) available to common shareholders — basic and diluted	$6,866	$(15,977)	$(6,353)

Weighted average common shares outstanding — basic	17,096	17,264	17,503
Dilutive effect of common stock equivalents	383	—	—

Weighted average common shares outstanding — diluted	17,479	17,264	17,503

Income (Loss) per common share:
Basic	$0.40	$(0.93)	$(0.36)
Diluted	$0.39	$(0.93)	$(0.36)

6.	Fair Value Measurement

Our cash and any investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued are based on quoted market prices in active markets and are primarily U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The principal market where we execute our interest swap contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large money center banks and regional banks. These contracts are typically classified within Level 2 of the fair value hierarchy.

The fair value of our instruments measured on a recurring basis at December 31, 2009 are as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	other	Significant
		Identical Assets	Observable	Unobservable
	December 31, 2009	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
US Treasury bills	$4,995	$4,995	$—	$—
Liabilities:
Interest rate swap contracts	856	—	856	—

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our instruments measured on a non-recurring basis during the year ended December 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable	Total
		Identical Assets	Inputs	Inputs	Gains
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets:
Goodwill at June 30, 2009	$3,704	$—	$—	$3,704	$(6,163)
Note Payable at September 30, 2009	$778	$—	$778	$—	$—
Long-lived assets held at Captira at December 31, 2009	$—	$—	$—	$—	$(823)
Intangible asset held at Net Enforcers at December 31, 2009	$—	$—	$—	$—	$(126)
Intangible asset held at Background Screening at December 31, 2009	$—	$—	$—	$—	$(147)

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

In the three months ended September 30, 2009, SI incurred a liability to CRG as part of the acquisition of the noncontrolling interest. The terms of the note payable to CRG include a non-interest bearing note of $1.4 million, payable in three equal annual installments of $467 thousand beginning June 30, 2012. Fair value was estimated using a discounted cash flow analysis, based on the current estimated incremental borrowing rate of SI, in accordance with U.S. GAAP. The incremental borrowing rate was estimated based on an analysis of similar types of borrowing arrangements by comparable companies.

As a result of a loss of customers and related reductions in actual and forecasted revenues, we tested our long-lived assets. Based on this analysis, the carrying value of these assets exceeded its fair values. The fair values were calculated using Level 3 fair value measurements. Therefore, we recognized an impairment charge of $1.1 million in the fourth quarter of 2009 for long-lived assets in our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments.

7.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	December 31,	December 31,
	2008	2009
	(In thousands)

Prepaid services	$1,998	$2,774
Prepaid contracts	1,582	440
Other	2,117	1,968

	$5,697	$5,182

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Subscription Solicitation Costs

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheet as of December 31, 2009 and December 31, 2008 was $41.6 million and $36.4 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our consolidated balance sheet and include $7.4 million for both the years ended December 31, 2009 and 2008. Included in the current portion of the deferred subscription solicitation costs is the current portion of prepaid commissions which were $11.5 million and $8.2 million as of December 31, 2009 and 2008, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2007, 2008 and 2009 were $35.0 million, $54.2 million and $66.5 million, respectively. Marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral in accordance with U.S. GAAP, for the years ended December 31, 2007, 2008 and 2009 were $2.5 million, $5.5 million and $16.4 million, respectively.

9.	Property and Equipment

Property and equipment consist of the following as of:

	December 31,	December 31,
	2008	2009
	(In thousands)

Machinery and equipment	$23,893	$22,505
Software	27,502	33,336
Software development-in-progress	2,724	3,368
Furniture and fixtures	2,020	1,689
Leasehold improvements	4,002	3,069
Building	725	725
Land	25	25

	60,891	64,717
Less: accumulated depreciation	(43,949)	(46,915)

Property and equipment — net	$16,942	$17,802

Based on the analysis described in Note 11, we recognized an impairment charge on our long-lived assets in 2009 of $149 thousand in Captira.

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31,	December 31,
	2008	2009
	(In thousands)

Leased property consisting of machinery and equipment	$3,213	$3,213
Leased property consisting of software	—	2,846

Leased property	3,213	6,059

Less: accumulated depreciation	(2,589)	(3,201)

Leased property, net	$624	$2,858

Depreciation of fixed assets and software for the years ended December 31, 2007, 2008 and 2009 were $9.1 million, $9.4 million and $8.3 million, respectively. During the year ended December 31, 2009, we had

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.2 million in retirements that impacted our property and equipment and accumulated depreciation balances by $5.2 million. This was due to the relocation of our headquarters to a new facility in the third quarter of 2009.

10.	Long-Term Investments

Our long-term investment consists of an investment in equity shares of a privately held company. During the year ended December 31, 2008, we paid approximately $3.3 million in cash for a preferred stock investment in White Sky, Inc. (“White Sky”), a privately held company in California. In addition, we received stock purchase warrants to purchase 1.4 million shares of White Sky’s preferred stock at $1.05 per share. The warrants are contingently exercisable at two vesting periods subject to White Sky meeting certain revenue thresholds. The first vesting period occurred at December 31, 2009 and we did not meet the threshold; therefore, we did not vest in any warrants. The second vesting period occurs at December 31, 2010. White Sky provides smart card-based software solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. As a result of the equity investment, we own less than 20% of White Sky. The investment is accounted for at cost on the consolidated balance sheet. As of December 31, 2009, no indicators of impairment were identified.

In addition to the investment, we entered into a commercial agreement with White Sky to receive exclusivity on the sale of its ID Vault products. The strategic commercial agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers.

11.	Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2008
			Net Carrying			Net Carrying
	Gross	Accumulated	Amount at			Amount at
	Carrying	Impairment	January 1,			December 31,
	Amount	Losses	2008	Impairment	Adjustments	2008

Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	—	23,583	(13,716)	—	9,867
Online Brand Protection	8,437	—	8,437	(11,242)	2,805	—
Bail Bonds Industry Solutions	1,251	—	1,251	(1,390)	139	—

Total goodwill	$76,506	$—	$76,506	$(26,348)	$2,944	$53,102

	December 31, 2009
						Net Carrying
	Gross	Accumulated	Net Carrying			Amount at
	Carrying	Impairment	Amount at			December 31,
	Amount	Losses	January 1, 2009	Impairment	Adjustments	2009

Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(13,716)	9,867	(6,163)	—	3,704
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total goodwill	$79,450	$(26,348)	$53,102	$(6,163)	$—	$46,939

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the deterioration in the general economic environment and decline in our market capitalization, we concluded a triggering event had occurred at June 30, 2009 indicating potential impairment in our Background Screening reporting unit. We tested for impairment at June 30, 2009 and recorded a non-cash impairment charge to our goodwill of $5.9 million in our Background Screening reporting unit. We performed our annual goodwill impairment analysis as of October 31, 2009 and concluded our adjusted book value did not exceed the fair value for any of our reporting units, thus no additional impairment was recorded in 2009. Refer to Note 2 for further discussion of goodwill.

We recorded an impairment of $13.7 million in our Background Screening reporting unit in 2008. During the three months ended March 31, 2009, we finalized the second step of our goodwill impairment test and recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit.

In addition, for the year ended December 31, 2008, we recorded a goodwill impairment charge of $11.2 and $1.4 million to the Online Brand Protection and Bail Bonds Industry Solutions reporting units, respectively. As of December 31, 2009, there is no goodwill remaining in these reporting units.

Our intangible assets consisted of the following (in thousands):

	December 31, 2008
	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount

Amortizable intangible assets:
Customer related	$42,992	$(11,916)	$(1,794)	$29,282
Marketing related	3,780	(2,449)	(170)	1,161
Technology related	3,159	(1,390)	(182)	1,587
Non-compete agreement	559	(121)	(438)	—

Total amortizable intangible assets	$50,490	$(15,876)	$(2,584)	$32,030

	December 31, 2009
	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount

Amortizable intangible assets:
Customer related	$40,857	$(19,766)	$(147)	$20,944
Marketing related	3,553	(3,048)	(287)	218
Technology related	2,796	(1,832)	(513)	451

Total amortizable intangible assets	$47,206	$(24,646)	$(947)	$21,613

During 2009, as a result of the loss of customers and a history of cumulative losses in certain businesses, we tested certain finite-lived intangible assets for impairment. Based on this analysis, the carrying value of certain customer related, marketing related and technology related intangible assets exceeded the estimated fair values. Therefore, we recognized an impairment charge of $947 thousand related to these intangible assets in our Background Screening, Online Brand Protection and Bails Bonds Industry Solutions segments.

During 2008, as a result of the loss of customers, the termination of a key employee under a non-compete agreement and the discontinued use of certain technology, we tested certain finite-lived intangible assets. Based on this analysis, the carrying value of certain assets exceeded the estimated fair values. Therefore, we recognized an impairment charge of $2.6 million for customer, marketing and technology related intangible assets in our Online Brand Protection segment.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are generally amortized over a period of three to ten years. For the years ended December 31, 2007, 2008 and 2009 we had an aggregate amortization expense of $3.3 million, $10.8 million and $9.5, respectively, which were included in amortization expense on our consolidated statement of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands).

For the years ending December 31,
2010	$6,716
2011	3,828
2012	3,542
2013	3,483
2014	3,437
Thereafter	607

$21,613

12.	Other Assets

The components of our other assets are as follows:

	December 31,	December 31,
	2008	2009
	(In thousands)

Prepaid royalty payments	$75	$75
Prepaid contracts	70	1,341
Escrow receivable	501	—
Prepaid commissions	7,412	7,362
Other	998	5,614

	$9,056	$14,392

As further described in Notes 2 and 19, we pay non-refundable minimum payments for the usage of data and analytics and certain defined limited exclusivity rights. These payments were being capitalized in other assets on our consolidated balance sheet and were being amortized based upon the actual usage of the data. In the year ended December 31, 2008, our arrangements under those contracts either expired or were terminated and renegotiated. Under one of these contracts with a third party data provider, due to declining market conditions, including the impact on our financial institution clients and their pace in the adoption of new product capabilities such as non-credit data, in December 2008, we terminated the original contract with this data provider and entered into a new contract. The minimum payments made by us under the new agreement will be lower than under the old agreement by $3.0 million in 2009 and $1.5 million in 2010, but the total payments over the life of the contract will remain the same. Due to the terms of the new agreement, the minimum payments will be expensed as incurred in operating expenses on our consolidated financial statements. We performed an impairment analysis in accordance with U.S. GAAP to determine if the remaining unamortized asset recorded under the original contract was impaired. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the unamortized payments.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	December 31,	December 31,
	2008	2009
	(In thousands)

Accrued marketing	$2,908	$3,614
Accrued cost of sales, including credit bureau costs	5,195	5,764
Accrued general and administrative expense and professional fees	5,121	4,191
Insurance premiums	1,610	1,473
Other	1,009	2,213

	$15,843	$17,255

14.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31,	December 31,
	2008	2009
	(In thousands)

Accrued payroll	$3,466	$415
Accrued benefits	1,508	2,364
Other	24	3

	$4,998	$2,782

15.	Income Taxes

The components of income tax (provision) benefit for the three years ended December 31, 2007, 2008 and 2009 are as follows:

	2007	2008	2009
	(In thousands)

Current:
Federal	$(67)	$(323)	$(319)
State	23	(82)	(71)
Foreign	—	330	(305)

Total current income tax expense	(44)	(75)	(695)

Deferred:
Federal	(5,025)	3,225	333
State	(411)	597	(3)
Foreign	1,151	(835)	50

Total deferred income tax (expense) benefit	(4,285)	2,987	380

Total income tax (expense) benefit	$(4,329)	$2,912	$(315)

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities as of December 31, 2008 and 2009, consist of the following:

	2008	2009
	(In thousands)

Deferred tax assets:
Reserves and accrued expenses	$3,712	$3,479
NOL carryforwards	2,404	4,012

Total deferred tax assets	6,116	7,491

Deferred tax liabilities:
Prepaid expenses	(13,292)	(15,732)
Property, plant, and equipment	(2,994)	(2,231)
Intangible assets	2,254	3,085

Total deferred tax liabilities	(14,032)	(14,878)
Valuation allowances	(2,230)	(3,798)

Net deferred tax liability	$(10,146)	$(11,185)

We have federal net operating loss carryforwards of $2.3 million and immaterial state net operating loss carryforwards, which will begin to expire in 2028. We have foreign net operating losses of $10.1 million, which have an indefinite carryforward period. Realization of deferred tax assets related to net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. We have established a valuation allowance against deferred tax assets, primarily foreign net operating loss carryforwards and federal and state net operating loss carryforwards, that we believe cannot be utilized in the foreseeable future. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized.

We do not record deferred taxes on the excess of the financial reporting over the tax basis in our investments in non-consolidated subsidiaries that are essentially permanent in duration. The determination of the additional deferred taxes that have not been provided is not practicable.

The reconciliation of income tax from the statutory rate is as follows (in thousands):

	December 31,
	2007	2008	2009

Tax (provision) benefit at statutory rate	$(3,413)	$9,758	$3,661
State income tax (benefit), net of federal benefit	(428)	539	142
Effect of tax rates different than statutory	(191)	(283)	(276)
Nondeductible executive compensation	(129)	(46)	(94)
Impairment of goodwill and intangible assets	—	(4,626)	(2,209)
Valuation Allowances	—	(2,230)	(1,482)
Write-off of receivable claim	—	—	(305)
Change in uncertain tax positions	—	—	272
Other	(168)	(200)	(24)

Net tax (expense) benefit	$(4,329)	$2,912	$(315)

Our consolidated effective tax rate for the years ended December 31, 2007, 2008 and 2009 were 44.5%, 10.4% and (3.0%), respectively. The decrease in the 2008 and 2009 rate is due primarily to the tax effect of impairments and increases in the valuation allowance. The income tax expense for the year ended December 31, 2009 includes a

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-cash increase of the valuation allowance on federal, state and foreign deferred tax assets of approximately $1.2 million.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	December 31,
	2007	2008	2009

Unrecognized tax benefit -January 1	$719	$813	$2,160
Gross increases, tax positions in current period	94	48	38
Gross increases, tax positions in prior period	—	1,299	—
Gross decreases, tax positions in prior period	—	—	(1,214)
Lapse of the statute of limitations	—	—	(759)

Unrecognized tax benefit -December 31	$813	$2,160	$225

The balance of the unrecognized tax benefits as of December 31, 2009, that, if recognized, would reduce our annual effective rate.

We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements, the accrual for estimated penalties on January 1, 2007, date of adoption, of $45 thousand was included as a component of other long-term liabilities in our consolidated balance sheet. No additional penalties were accrued in the years ended December 31, 2007 or 2008. Penalties decreased as a result of our gross decreases to our unrecognized tax benefit in the year ended December 31, 2009 by $45 thousand.

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. In the years ended December 31, 2007, 2008 and 2009, we have interest expense of $170 thousand, $391 thousand and $10 thousand, respectively. In 2009, we decreased interest expense of $532 thousand as a result of our gross decreases to our unrecognized tax benefit. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheet.

The company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2009, we were subject to examination in the U.S. federal tax jurisdiction for the 2000-2008 tax years, various state jurisdictions for the 1999-2008 tax years, and in the U.K. tax jurisdiction for the 2006-2008 tax years. Our income tax returns for the year ended 2007 are currently under examination.

In the year ended December 31, 2010, we do not expect our unrecognized tax benefits to change by a material amount.

16.	Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as a board member of the Company.

In November 2001, we entered into a contract with DMS that provides for services that assist us in monitoring credit on a daily and quarterly basis for $20 thousand per month. In December 2004, we entered into a contract with DMS that provides for certain on-line credit analysis services. In January 2007, we amended those agreements into a single Software Services Schedule. In connection with these agreements, we paid monthly installments totaling $865 thousand, $875 thousand and $864 thousand for the years ended December 31, 2007, 2008 and 2009, respectively. These amounts are included within cost of revenue and general and administrative expense in the accompanying consolidated statements of operations.

On January 2, 2008, we entered into a professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time to time. The initial term of the agreement is two years, with successive automatic renewal terms of two years, but is terminable without cause by either party upon 90 days notice to the other party. We are obligated to make future payments of $648 thousand under these contracts through 2010. As of December 31, 2008 and 2009, we owed $142 thousand to DMS.

RCS International, Inc.  A family member of our executive vice president of operations is the president of RCS International, Inc. (“RCS”). We have entered into a contract with RCS to assist us in our Canadian fulfillment operations. For the year ended December 31, 2007, 2008 and 2009, we paid $1.6 million, $2.0 million and $1.5 million, respectively. As of December 31, 2008, we owed $38 thousand. As of December 31, 2009, there were no amounts owed to RCS.

Lazard Freres & Co, LLC.  A managing director of Lazard Freres & Co (“Lazard”) serves as a board member of the Company. On May 30, 2007, we retained Lazard to act as investment banker to the Company in connection with possible strategic alternatives. For the years ended December 31, 2007 and 2008, we paid $100 thousand and $50 thousand to Lazard for these services, respectively. For the year ended December 31, 2009, we did not remit any payments to Lazard. As of December 31, 2008 and 2009, there were no amounts due to Lazard.

White Sky, Inc.  We have a minority investment in White Sky, Inc. (“White Sky”) and a commercial agreement to incorporate and market their service into our fraud and identity theft protection product offerings. For the years ended December 31, 2008, and 2009 we paid $117 thousand and $1.8 million to White Sky, respectively. As of December 31, 2008 and 2009, there were no amounts due to or from White Sky. As of December 31, 2009, we held $167 thousand of inventory related to White Sky, which is recorded in prepaid and other current assets in our consolidated balance sheet.

17.	Debt and Other Financing

	December 31,	December 31,
	2008	2009
	(In thousands)

Term loan	$21,583	$14,583
Revolving line of credit	23,000	23,000
Demand note payable to CRG	900	—
Note payable to CRG: In 2009, a $1.4 million face amount, non-interest bearing, due in three annual payments of $467 thousand beginning June 30, 2012 (less unamortized discount of $590 thousand which is based on an imputed interest rate of 16%)	—	810
Other	14	—

	45,497	38,393
Less current portion	(7,914)	(7,000)

Total long term debt	$37,583	$31,393

On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. In July 2009, we entered into a third amendment to the Credit Agreement. The amendment related to the termination and ongoing operations of SI, including the formation of a new domestic subsidiary

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Screening International Holdings, LLC (“SIH”), the parent of SI, neither of which will join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination of our joint ownership agreement with CRG and the ongoing operations of SIH. We also formed Intersections Business Services LLC, which will provide services to our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments, and which joined in the Credit Agreement as a co-borrower. In 2008, we borrowed $16.6 million under the term loan facility to acquire membership agreements from Citibank. As of December 31, 2009, the outstanding rate was 1.2% and principal balance under the Credit Agreement was $37.6 million.

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

As further described in Note 18, we entered into interest rate swap transactions on our term loan that converts our variable-rate debt to fixed-rate debt.

As further described in Note 21, on July 1, 2009, we and CRG agreed to terminate our existing ownership agreement in SI and we acquired CRG’s 45% ownership interest in SI, resulting in SI becoming our wholly-owned subsidiary. As part of the termination, a $900 thousand demand loan between SI and CRG was forgiven and a non-interest bearing $1.4 million note was issued by SIH to CRG. The note matures in five years and requires equal annual payments by SIH of $467 thousand due on June 30, 2012, 2013 and 2014. The note was recorded at fair value, which was $748 thousand, as of July 1, 2009. Interest is being accrued monthly using a 16% imputed interest rate in accordance with U.S. GAAP. For the year ended December 31, 2009, $62 thousand of interest was accrued on the note. The principal balance was $810 thousand as of December 31, 2009.

Aggregate maturities are as follows (in thousands):

For the years ending December 31,
2010	$7,000
2011	30,000
2012	1,049
2013	467
2014	467

Total	$38,983

18.	Derivative Financial Instruments

Risk Management Strategy

We maintain an interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. As of December 31, 2009, the interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have notional amounts of $15.8 million and $10.0 million, respectively. The swaps modify

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our interest rate exposure by effectively converting the variable rate on our term loan (1.2% at December 31, 2009) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (1.2% at December 31, 2009) to a fixed rate of 3.4% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortized from $15.0 million to $10.0 million through March 31, 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps. For the year ended December 31, 2008 and 2009, there was no material ineffective portion of the hedge and therefore, no impact to the consolidated statements of operations.

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

Summary of Derivative Financial Statement Impact

As of December 31, 2008 and 2009, our interest rate contracts had a fair value of $1.3 million and $856 thousand, respectively, which is included in other long-term liabilities in our consolidated balance sheet. The following table summarizes the impact of derivative instruments in our consolidated statement of operations.

The Effect of Derivative Instruments on the Statement of Operations
(In thousands)

							Amount of Gain or
							(Loss) Reclassified from
			Amount of (Loss)				Accumulated OCI into
	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
	Recognized in OCI		Accumulated OCI				Portion and Amount
Derivative in SFAS No. 133 Cash	on Derivative		into Income				Excluded from
Flow Hedge Relationships Year Ended	(Effective Portion)		(Effective Portion)				Effectiveness Testing)
December 31,	2009	2008	2009		2008		2009	2008
	In thousands of dollars

Interest rate contracts	$407	$(703)	$(888)		$(199)		$—	$—

Total	$407	$(703)	$(888	)(1)	$(199	)(1)	$—	$—

(1)	Gain or (Loss) Reclassified from Accumulated OCI into income for the effective portion of the cash flow hedge is recorded in interest expense in the consolidated statement of operations.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
Years Ending December 31,	Leases	Leases
	(In thousands)

2010	$1,989	$1,205
2011	2,010	1,086
2012	2,235	652
2013	2,520	57
2014	2,001	—
Thereafter	10,033	—

Total minimum lease payments	$20,788	3,000

Less: amount representing interest		(291)

Present value of minimum lease payments		2,709
Less: current obligation		(1,028)

Long term obligations under capital lease		$1,681

In the year ended December 31, 2008, we entered into a master services agreement for $800 thousand for the purchase of fixed assets. In the year ended December 31, 2009 we entered into additional capital lease agreements for approximately $2.2 million. We recorded the lease liability at the fair market value of the underlying assets on our consolidated balance sheet.

In the year ended December 31, 2009, we financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of December 31, 2009 are $193 thousand and $352 thousand in accrued expenses & other current liabilities and other long-term liabilities, respectively, on our consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows:

For the years ended December 31 (in thousands):
2010	$193
2011	216
2012	130
2013	6

Long term obligations under arrangement	$545

Effective July 2009, we entered into a new operating lease in connection with the relocation of our headquarters. The new agreement expires in ten years, subject to early termination provision. Rental expenses included in general and administrative expenses were $2.6 million, $2.9 million and $3.3 million for the years ended December 31, 2007, 2008 and 2009, respectively. The increase in rental expenses in the year ended December 31, 2009 compared to the year ended December 31, 2008 is due to the increase in rent as a result of our relocation to a new building facility.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint sought a declaration that, if Discover used, for its own purposes, credit report authorizations given by customers to Intersections or Discover, it would be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. In the complaint, Intersections alleged that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus sought a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. A bench trial was held in the matter on February 10 and 11, 2009, and on or about May 5, 2009, the Court entered an order providing that the credit report authorizations may be used exclusively by Intersections. On June 5, 2009, Discover notified the Court that it was appealing the Court’s decision to the Supreme Court of Virginia. On August 3, 2009, Discover notified the Court that it was withdrawing their notice of appeal, thereby ending the case and giving full force and effect to the Court’s order entered May 5, 2009.

On August 5, 2008, an action captioned Michael McGroarty v. American Background Information Services, Inc., was commenced in the Superior Court of the State of California for the County of Riverside, alleging that Screening International’s subsidiary, American Background Information Services, Inc. (“ABI”), makes prohibited use of California’s Megan Law website information during pre-employment background checks in violation of California law. The plaintiff sought certification of a class on behalf of all individuals who had undergone a pre-employment background screen conducted by ABI within the three-year period prior to the filing of the complaint. The plaintiff sought an unspecified amount of compensatory and statutory damages, including attorneys’ fees and costs. On October 3, 2008, ABI removed the action to the U.S. District Court for the Central District of California On November 7, 2008, ABI answered the complaint and denied any liability, and filed a motion for judgment on the pleadings in March 2009. On April 8, 2009, the Court entered judgment on the pleadings in favor of ABI and dismissed the plaintiff’s complaint. On May 6, 2009, the plaintiff appealed the judgment and dismissal to the Court of Appeals for the Ninth Circuit. Plaintiff has agreed to dismiss the appeal in exchange for ABI’s waiver of costs incurred in the U.S. District Court action.

On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. Further, on February 18, 2010, we filed a motion in the Bankruptcy Court to modify the stay as to Mr. Loomis so that we may seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. A decision on that motion is anticipated within the next thirty to sixty days.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. We believe we have meritorious and complete defenses to the plaintiff’s claims but believe that it is too early in the litigation to form an opinion as to the likelihood of success in defeating the claims.

Other

We have entered into various software licenses, marketing and operational commitments for several years totaling $12.3 million as of December 31, 2009. We make payments related to an agreement with a service provider under which we receive data and other information for use in our new fraud protection services. Under this arrangement, we pay a non-refundable license in exchange for a defined subscriber count of data usage and limited exclusivity rights for which we are obligated to pay $4.5 million of minimum payments in 2010 and $6.0 million in 2011.

20.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	December 31,	December 31,
	2008	2009
	(In thousands)

Deferred rent	$106	$1,129
Uncertain tax positions, interest and penalties not recognized	3,267	224
Interest rate swaps	1,263	856
Accrued general and administrative expenses	—	352
Other	50	771

	$4,686	$3,332

For the year ended December 31, 2009, our uncertain tax liability, interest and penalties decreased by approximately $3.0 million, of which $323 thousand impacted the consolidated effective tax rate. See Note 15 for further discussion of income taxes and the related impact. The increase in deferred rent is primarily due to a new operating lease that was effective July 2009 in connection with our headquarters relocation.

21.	Transfers from Noncontrolling Interest

On July 1, 2009, we and CRG terminated our May 15, 2006 ownership agreement pursuant to which we established and operated SI. In connection with the termination, we formed SIH, which purchased from CRG (a) all of CRG’s equity in SI and (b) all of SI’s indebtedness (with an aggregate principal amount and accrued interest of $1.0 million) and certain payables (with a value of $125 thousand (based on current currency conversion rates)) to CRG. SIH paid the purchase price for this equity and indebtedness by delivery of a promissory note in favor of CRG

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with a principal amount of $1.4 million, accruing no interest and maturing in five years, with equal principal repayments due on June 30, 2012, 2013 and 2014.

The following table summarizes our net (loss) income attributable to Intersections Inc., and transfers from the noncontrolling interest for the years ended December 31:

	2007	2008	2009

Net income (loss) attributable to Intersections Inc.	$6,866	$(15,977)	$(6,353)
Decrease in Intersections paid-in capital for purchase of 45 common units of Screening International, LLC	—	—	(3,059)

Net transfers from noncontrolling interest	—	—	(3,059)

Change from net income attributable to Intersections Inc. and transfers from noncontrolling interest	$6,866	$(15,977)	$(9,412)

In accordance with U.S. GAAP, changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary are accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest in SIH. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest were adjusted were recognized in our stockholders’ equity. As a result of the transaction, we reclassified the noncontrolling interest to stockholders’ equity in our consolidated financial statements

22.	Stockholders’ Equity

Outstanding Securities

Our authorized capital stock consists of 50 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2008 and 2009, there were approximately 18.4 and 18.7 million shares of our common stock outstanding and no shares of preferred stock outstanding. The board of directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. We do not have any outstanding warrants to purchase common shares. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

Share Repurchase

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. During 2007, we repurchased 102 thousand shares of our common stock at an aggregate investment of approximately $916 thousand. We did not repurchase shares during the years ended December 31, 2008 or 2009.

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of December 31, 2009, there were 525 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of December 31, 2009, we have 361 thousand shares remaining to issue and options to purchase 2.4 million shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 5.1 million shares pursuant to an amendment to the plan executed in May 2009. As of December 31, 2009, we have 2.1 million shares or restricted stock units remaining to issue and options to purchase 2.4 million shares and restricted stock units outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over three and four years of continuous service.

In May 2009, we completed an offer to eligible employees under our Stock Incentive Plans to exchange certain stock options previously granted with exercise prices below the value of our stock as of March 2009 for a lesser number of replacement options with a lower exercise price. Exchange ratios varied based on the exercise price and remaining term of the tendered option, as well as the fair market value of our common stock used for purposes of the valuation. The new stock options issued pursuant to the exchange vest over a four-year period with no credit for past vesting and have a ten-year contractual term. The exchange of stock options was treated as a modification in accordance with U.S. GAAP; and the incremental stock-based compensation expense of approximately $1.2 million will be recognized straight line over the four-year vesting period. The remaining unrecognized compensation expense of the original grant will be amortized over the four-year vesting period of the new options.

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

Stock Options

Total stock based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2007, 2008 and 2009 was $894 thousand, $1.9 million and $2.1 million, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity:

	2007		2008		2009			Weighted
		Weighted		Weighted		Weighted		Average
		Average		Average		Average		Remaining
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Shares	Price	Shares	Price	Intrinsic Value	Term
								(In years)

Outstanding, beginning of year	3,944,566	$13.10	3,839,274	$12.22	4,597,106	$11.41
Granted	863,000	9.88	1,130,492	8.42	2,332,522	3.85
Canceled	(719,241)	14.69	(306,300)	11.19	(3,007,760)	12.32
Exercised	(249,051)	5.63	(66,360)	10.04	(115,816)	0.45

Outstanding, end of year	3,839,274	$12.22	4,597,106	$11.41	3,806,052	$6.49	$2,879	7.49

Exercisable at end of the year	2,865,688	$12.97	2,970,940	$12.93	1,241,941	$11.00	$—	3.97

The weighted average grant date fair value of options granted, based on the Black Scholes method, during the years December 31, 2007, 2008 and 2009 was $5.97, $3.56 and $1.76, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $1.1 million, $490 thousand and $873 thousand, respectively.

As of December 31, 2009, there was $6.3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

The following table summarizes information about employee stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average
Exercise Price	Shares	Contractual Term	Price	Shares	Exercise Price
		(In years)

$0 — $5.00	1,599,475	9.39	$3.10	—	$0.00
$5.01 — $10.00	1,585,180	6.57	7.03	628,044	8.20
$10.01 — $15.00	478,750	5.13	12.92	471,250	12.95
$15.01 — $20.00	142,647	4.51	16.95	142,647	16.95
Greater than $20.00	—	0.00	0.00	—	0.00

	3,806,052	7.49	$6.49	1,241,941	$11.00

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes our restricted stock unit activity (in thousands, except price):

	2007		2008		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value

Outstanding, beginning of year	459,000	$9.43	568,512	$9.70	513,884	$9.33
Granted	336,000	9.90	155,000	8.39	1,288,941	4.18
Canceled	(132,768)	9.52	(64,722)	6.52	(78,346)	9.41
Vested	(93,760)	9.43	(144,906)	9.61	(162,371)	9.41

Outstanding, end of year	568,512	$9.70	513,884	$9.33	1,562,108	$4.32

The weighted average contractual life for restricted stock units for the years ended December 31, 2007, 2008 and 2009 was 2.3 years, 1.9 years and 3.0 years, respectively.

Total stock based compensation recognized for restricted stock units in our consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009 was $1.8 million and $2.2 million and $2.4 million, respectively.

As of December 31, 2009, there was $5.6 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

23.	Employee Benefit Plan

In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covered substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. In 2007 and 2008, the 401(k) Plan provided for matching $0.50 per dollar on the first 6% of the employee’s contribution. Eligible employees vested in employer contributions 20% per year and were fully vested in five years. Expenses under the 401(k) Plan for the years ended December 31, 2007, 2008 and 2009 were $712 thousand, $560 thousand and $0, respectively.

24.	Major Clients

As discussed in Notes 1 and 2, we market credit monitoring services to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total revenue, is as follows:

	2007	2008	2009

Capital One	10%	7%	5%
Citibank	11%	8%	10%
Discover	13%	8%	2%
Bank of America (includes MBNA)	33%	48%	58%

We believe that, once a subscriber is obtained through our arrangements with our financial institution clients, the decision to continue the service is made by the subscriber; however, a decision to limit our access to its customers or the termination of an agreement by one of the financial institution clients could have an adverse effect on our financial condition and results of operations. Accounts receivable related to these customers totaled $16.9 million and $12.6 million at December 31, 2008 and 2009, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 29, 2008, we received written notice from our client Discover that, effective September 1, 2008, it was terminating the Agreement for Services Administration between us and Discover dated March 11, 2002, as amended (the “Services Agreement”), including the Omnibus Amendment dated December 22, 2005 (the “Omnibus Amendment”). On the same date, we filed a complaint for declaratory judgment in the Circuit Court for Fairfax County, Virginia. The complaint sought a declaration that, if Discover used, for its own purposes, credit report authorizations given by customers to Intersections or Discover, it would be in breach of the Services Agreement and Omnibus Amendment to the Services Agreement. In the complaint, Intersections alleged that reliance on the credit report authorizations by Discover or its new provider would be a breach of the Services Agreement and Omnibus Amendment thereto, and thus sought a declaratory judgment to prevent Discover from committing a breach of the parties’ contract. A bench trial was held in the matter on February 10 and 11, 2009, and on or about May 5, 2009, the Court entered an order providing that the credit report authorizations may be used exclusively by Intersections. On June 5, 2009, Discover notified the Court that it was appealing the Court’s decision to the Supreme Court of Virginia. On August 3, 2009, Discover notified the Court that it was withdrawing their notice of appeal, thereby ending the case and giving full force and effect to the Court’s order entered May 5, 2009.

25.	Segment and Geographic Information

We have four reportable segments. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. The change in business segments was determined based on how our senior management operated, analyzed and evaluated our operations beginning in the three months ended December 31, 2009. Additionally, Net Enforcers and Captira Analytical’s business activities previously included in the Other segment met the quantitative thresholds for separate reporting as of December 31, 2009. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Background Screening segment includes the personnel and vendor background screening services provided by Screening International. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recasted the results of our business segment data for the years ended December 31, 2007 and 2008 into the new operating segments for comparability with current presentation. The following table sets forth segment information for the years ended December 31, 2007, 2008 and 2009.

				Bail Bonds
	Consumer Products	Background	Online Brand	Industry
	and Services	Screening	Protection	Solutions	Consolidated
	(In thousands)

Year Ended December 31, 2007
Revenue	$241,968	$29,508	$218	$29	$271,723
Depreciation	8,145	900	—	36	9,081
Amortization	2,599	505	64	178	3,346
Income (loss) before income taxes and noncontrolling interest	15,022	(4,247)	(25)	(1,006)	9,744

Year Ended December 31, 2008
Revenue	$330,973	$27,843	$2,662	$129	$361,607
Depreciation	8,411	946	6	9	9,372
Amortization	9,221	505	637	426	10,789
Income (loss) before income taxes and noncontrolling interest	10,754	(19,686)	(14,886)	(4,075)	(27,893)

Year Ended December 31, 2009
Revenue	$343,695	$18,462	$2,133	$342	$364,632
Depreciation	7,380	858	12	44	8,294
Amortization	8,583	392	69	426	9,470
Income (loss) before income taxes and noncontrolling interest	9,512	(11,274)	(5,768)	(2,888)	(10,418)

As of December 31, 2008
Property, plant and equipment, net	$14,862	$2,004	$20	$56	$16,942

Identifiable assets	$174,015	$16,936	$7,662	$3,016	$201,629

As of December 31, 2009
Property, plant and equipment, net	$15,553	$2,212	$37	$—	$17,802

Identifiable assets	$165,995	$14,016	$9,210	$2,950	$192,171

Revenues and total assets by principal geographic areas are as follows:

	United States	United Kingdom	Other	Consolidated
	(In thousands)

Revenue
Year ended December 31, 2007	261,130	10,584	9	271,723
Year ended December 31, 2008	351,165	10,417	25	361,607
Year ended December 31, 2009	360,392	3,945	295	364,632
Total assets
As of December 31, 2008	200,717	1,947	(1,035)	201,629
As of December 31, 2009	187,040	5,029	102	192,171

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Subsequent Events

On March 11, 2010, we amended our Credit Agreement with Bank of America, N.A., by entering into Amendment No. 4 to the Credit Agreement (the “Amendment”). The Amendment increased the Applicable Rate (as such term is defined in the Credit Agreement) by one percent (1%) at each pricing level such that the interest rate now ranges from 2.000% to 2.750% over LIBOR. In addition, pursuant to the Amendment, the amount we are permitted to invest in SI and its subsidiaries was increased from $5,000,000 to $6,500,000. The Amendment also requires us to use fifty percent (50%) of the Net Cash Proceeds (as such term is defined in the Credit Agreement) we receive from a sale or disposition of the equity interests of SIH, the loan we made to ABI or the sale of all or substantially all of the assets of SIH or SI to prepay the loans under the Credit Agreement. In connection with the Amendment, we paid a fee to Bank of America, N.A., as Administrative Agent under the Credit Agreement, equal to 0.10% of the sum of the outstanding balance under the term loan and the revolving credit commitment.

As noted elsewhere in this Form 10-K, the Credit Agreement consists of a revolving credit facility in the amount of $25,000,000 and a term loan facility in the amount of $28,000,000, and is secured by substantially all of our assets and a pledge of stock and membership interests of certain of our subsidiaries.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	from	End of
Description	Period	Expenses	Allowance	Period

Year Ended December 31, 2009
Allowance for doubtful accounts	$234,599	$482,838	$343,448	$373,989
Year Ended December 31, 2008
Allowance for doubtful accounts	$36,696	$239,047	$41,144	$234,599
Year Ended December 31, 2007
Allowance for doubtful accounts	$38,392	$6,248	$7,944	$36,696

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name:     Michael R. Stanfield

Title:	Chief Executive Officer

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

/s/ Madalyn C. Behneman Madalyn C. Behneman	Senior Vice President (Principal Financial and Accounting Officer)	March 16, 2010

/s/ John M. Albertine John M. Albertine	Director	March 16, 2010

/s/ /s/ Thomas G. Amato /s/ Thomas G. Amato	Director	March 16, 2010

/s/ James L. Kempner James L. Kempner	Director	March 16, 2010

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 16, 2010

/s/ David A. McGough David A. McGough	Director	March 16, 2010

/s/ Norman N. Mintz Norman N. Mintz	Director	March 16, 2010

/s/ William J. Wilson William J. Wilson	Director	March 16, 2010