Form 10-Q
period 2010-03-31
INTERSECTIONS INC
filed 2010-05-10
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     As of May 5, 2010 there were 18,638,349 shares of common stock, $0.01 par value, issued and 17,571,933 shares outstanding, with 1,066,416 shares of treasury stock.

Form 10-Q
March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$96,589	$87,269
Operating expenses:
Marketing	17,103	15,029
Commissions	30,795	25,865
Cost of revenue	26,176	25,536
General and administrative	17,572	16,892
Depreciation	2,308	2,151
Amortization	2,299	2,407

Total operating expenses	96,253	87,880

Income (loss) from operations	336	(611)
Interest income	5	43
Interest expense	(638)	(149)
Other expense, net	(449)	(446)

Loss before income taxes and noncontrolling interest	(746)	(1,163)
Income tax expense	(322)	(659)

Net loss	(1,068)	(1,822)
Net loss attributable to noncontrolling interest	—	1,264

Net loss attributable to Intersections Inc.	$(1,068)	$(558)

Net loss per share — basic	$(0.06)	$(0.03)
Net loss per share — diluted	$(0.06)	$(0.03)
Weighted average common shares outstanding — basic	17,621	17,389
Weighted average common shares outstanding — diluted	17,621	17,389
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,428	$12,394
Short-term investments	4,994	4,995
Accounts receivable, net of allowance for doubtful accounts $214 (2010) and $374 (2009)	27,111	25,111
Prepaid expenses and other current assets	6,036	5,182
Income tax receivable	2,279	2,460
Deferred subscription solicitation costs	32,937	34,256

Total current assets	88,785	84,398

PROPERTY AND EQUIPMENT, net	17,171	17,802
DEFERRED TAX ASSET, net	6,354	3,700
LONG-TERM INVESTMENT	4,327	3,327
GOODWILL	46,939	46,939
INTANGIBLE ASSETS, net	19,314	21,613
OTHER ASSETS	8,580	14,392

TOTAL ASSETS	$191,470	$192,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,000	$7,000
Capital leases, current portion	1,098	1,028
Accounts payable	4,821	9,168
Accrued expenses and other current liabilities	21,055	17,255
Accrued payroll and employee benefits	2,706	2,782
Commissions payable	922	2,044
Deferred revenue	5,166	5,202
Deferred tax liability, net, current portion	15,126	14,879

Total current liabilities	57,894	59,358

LONG-TERM DEBT	29,676	31,393
OBLIGATIONS UNDER CAPITAL LEASE, less current portion	1,568	1,681
OTHER LONG-TERM LIABILITIES	6,435	3,332

TOTAL LIABILITIES	95,573	95,764

COMMITMENTS AND CONTINGENCIES (see notes 11 and 13)
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,683 (2010) and 18,662 (2009); shares outstanding, 17,616 (2010) and 17,595 (2009)	187	187
Additional paid-in capital	104,912	104,810
Treasury stock, 1,067 shares at cost in 2010 and 2009	(9,516)	(9,516)
Retained earnings	959	2,027
Accumulated other comprehensive (loss) income:
Cash flow hedge	(798)	(856)
Other	153	(245)

TOTAL STOCKHOLDERS’ EQUITY	95,897	96,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,470	$192,171

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2009 and the Three Months Ended March 31, 2010
(in thousands)
(unaudited)

	Common		Additional	Stock			Other	Intersections Inc.		Total
	Stock		Paid-in		Income	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	(Loss)	Earnings	Income (Loss)	Equity	Interest	Equity
						(In thousands)
BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	279	3	(670)	—	—	—	—	(667)	—	(667)
Share based compensation	—	—	4,556	—	—	—	—	4,556	—	4,556
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(87)	—	—	—	—	(87)	—	(87)
Release of uncertain tax benefits	—	—	526	—	—	—	—	526	—	526
Purchase of noncontrolling interest	—	—	(3,059)	—	—	—	(200)	(3,259)	3,658	399
Net loss	—	—	—	—	—	(6,353)	—	(6,353)	(4,380)	(10,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(155)	(155)	(291)	(446)
Cash flow hedge	—	—	—	—	—	—	407	407	—	407

Comprehensive Loss	—	—	—	—	—	—	—	(5,032)	(1,013)	(6,045)

BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407	$—	$96,407

Issuance of common stock upon vesting of restricted stock units	21	—	(1,040)	—	—	—	—	(1,040)	—	(1,040)
Share based compensation	—	—	1,419	—	—	—	—	1,419	—	1,419
Tax deficiency upon vesting of restricted stock units	—	—	(277)	—	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	—	(1,068)	—	(1,068)	—	(1,068)
Foreign currency translation adjustments	—	—	—	—	—	—	398	398	—	398
Cash flow hedge	—	—	—	—	—	—	58	58	—	58

Comprehensive Loss	—	—	—	—	—	—	—	(510)	—	(510)

BALANCE, March 31, 2010	18,683	$187	$104,912	1,067	$(9,516)	$959	$(645)	$95,897	$—	$95,897

See Notes to Condensed Consolidated Financial Statements.

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(1,068)	$(1,822)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation	2,308	2,142
Amortization	2,299	2,407
Loss on disposal of fixed assets	—	41
Amortization of debt issuance cost	17	23
Provision for doubtful accounts	(104)	(27)
Share based compensation	1,419	968
Amortization of deferred subscription solicitation costs	18,028	16,349
Deferred income tax, net	(2,407)	2,030
Goodwill impairment charges	—	214
Foreign currency transaction losses, net	357	145
Changes in assets and liabilities:
Accounts receivable	(1,872)	6,446
Prepaid expenses and other current assets	(872)	28
Income tax receivable	457	661
Deferred subscription solicitation costs	(16,234)	(18,420)
Other assets	5,340	(2,343)
Tax deficiency upon vesting of restricted stock units	(277)	(425)
Accounts payable	(3,960)	(1,405)
Accrued expenses and other current liabilities	3,515	1,021
Accrued payroll and employee benefits	(70)	(1,627)
Commissions payable	(1,122)	(1,033)
Deferred revenue	(37)	(138)
Other long-term liabilities	3,143	(1,438)

Cash flows provided by operating activities	8,860	3,797

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of additional interest in long-term investment	(1,000)	—
Acquisition of property and equipment	(1,537)	(908)
Proceeds from sale of property and equipment	—	2

Cash flows used in investing activities	(2,537)	(906)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments under credit agreement	(1,750)	(1,750)
Tax deficiency upon vesting of restricted stock units	(277)	(425)
Capital lease payments	(214)	(130)
Cash distribution on vesting of restricted stock units	(970)	—
Withholding tax payment on vesting of restricted stock units	(68)	(360)

Cash flows used in financing activities	(3,279)	(2,665)

EFFECT OF EXCHANGE RATE ON CASH	(10)	(24)

INCREASE IN CASH AND CASH EQUIVALENTS	3,034	202
CASH AND CASH EQUIVALENTS — Beginning of period	12,394	10,762

CASH AND CASH EQUIVALENTS — End of period	$15,428	$10,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$314	$426

Cash paid for taxes	$514	$2

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$170	$549

Equipment additions accrued but not paid	$565	$143

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
     Through our subsidiary, Screening International Holdings, LLC (“SIH”), we provide personnel and vendor background screening services to businesses worldwide. In May 2006, we created Screening International, LLC (“SI”) with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. Prior to July 1, 2009, we owned 55% of SI and had the right to designate a majority of the five-member board of directors. CRG owned 45% of SI. As further described in Note 18 on July 1, 2009, we and CRG agreed to terminate the existing ownership agreement, we acquired CRG’s ownership interest in Screening International, LLC, and we formed SIH, our wholly owned subsidiary, which became the sole owner of SI.
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
     These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, as filed in our Annual Report on Form 10-K.

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
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2010, goodwill of $43.2 million and $3.7 million resides in our Consumer Products and Services and Background Screening reporting units, respectively.
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
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three months ended March 31, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the first quarter of 2010.
     During the year ended December 31, 2008 we recorded impairment of $13.7 million in our Background Screening reporting unit and an impairment of $11.2 million and $1.4 million in our Online Brand Protection and Bail Bonds Industry Solutions reporting units, respectively. We performed the second step of the impairment analysis during the three months ended March 31, 2009. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.
     We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.
     Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of March 31, 2010. Our Background Screening reporting unit has $3.7 million of goodwill remaining as of March 31, 2010. A continued increase in the domestic and international unemployment rate will have an inverse effect on revenue and cash flow attributable to our Background Screening reporting unit as volume for new hire background screens will be reduced. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.
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
     During the three months ended March 31, 2010 and 2009, we did not record an impairment for long-lived assets.
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2010 and December 31, 2009 totaled $1.4 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
Other Monthly Subscription Products
     We generate revenue from other types of subscription based products provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net

Enforcers, on a monthly basis and from providing management service solutions, offered by Captira Analytical, on a monthly subscription basis.
Deferred Subscription Solicitation and Advertising
     Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are amortized on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
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
     We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in deferred subscription solicitation costs in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statement of operations.
   Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	67.8%	56.0%
Risk free interest rate	2.8%	2.0%
Expected life of options	6.2 years	6.2 years
     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2010 and 2009 were zero.

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
     Expected Term. The expected term of options granted during the three months ended March 31, 2010 and 2009 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the three months ended March 31, 2010 and 2009, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
     In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax loss, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three months ended March 31, 2010. See Note 15, Income Taxes.
3. Accounting Standards Updates
  Accounting Standards Updates Recently Adopted
     In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”, to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative risk based calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update requires an ongoing assessment as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We have adopted the provisions of this update as of January 1, 2010 and there was no material impact to our condensed consolidated financial statements.
     In February 2010, an update was made to “Subsequent Events”. This update removes the requirement for a public filer to disclose a date in both issued and revised financial statements. This update is effective upon issuance of the final update, except for the use of the issued date for conduit debt obligators. That amendment is effective for interim or annual periods ending after June 15, 2010. We have adopted the provisions of this update as of March 31, 2010 and there was no material impact to our condensed consolidated financial statements.

  Accounting Standards Updates Not Yet Effective
     In October 2009, an update was made to “Revenue Recognition — Multiple-Deliverable Revenue Arrangements”. This update amends the criteria in “Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements and replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact, if any, on our condensed consolidated financial statements.
     In October 2009, an update was made to “Software — Certain Revenue Arrangements That Include Software Elements”. This update changes the accounting model for revenue arrangements that include both tangible products and software elements. This update removed tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in “Software-Revenue Recognition”. This update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of software revenue guidance and provides additional disclosure requirements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact, if any, on our condensed consolidated financial statements.
     In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
     In March 2010, an update was made to “Derivatives and Hedging”. This update provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception. This update is effective for each reporting entity at the beginning of the first fiscal quarter beginning after June 15, 2010. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
4. Net Loss Per Common Share
     Basic and diluted loss per share are determined in accordance with the applicable provisions of U.S. GAAP. Basic loss per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans, our restricted stock units and warrants.
     For the three months ended March 31 2010 and 2009, options to purchase 7.0 million and 5.3 million shares of common stock, respectively, have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

     A reconciliation of basic loss per common share to diluted loss per common share is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except
	per share data)
Net loss available to common shareholders — basic and diluted	$(1,068)	$(558)

Weighted average common shares outstanding – basic and diluted	17,621	17,389

Loss per common share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)
5. Fair Value Measurement
     Our cash and any investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets are primarily U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
     The principal market where we execute our interest swap contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large money center banks and regional banks. These contracts are typically classified within Level 2 of the fair value hierarchy.
The fair value of our instruments measured on a recurring basis at March 31, 2010 are as follows (in thousands):

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
US Treasury bills	$4,994	$4,994	$—	$—
Liabilities:
Interest rate swap contracts	798	—	798	—
6. Deferred Subscription Solicitation and Commission Costs
     Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009 was $39.8 million and $41.6 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $6.9 million and $7.4 million as of March 31, 2010 and December 31, 2009, respectively. Included in the current portion of the deferred subscription solicitation costs is the current portion of prepaid commissions which were $10.5 million and $11.5 million as of March 31, 2010 and December 31, 2009, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended March 31, 2010 and 2009 were $18.0 million and $16.3 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral in accordance with U.S. GAAP, for the three months ended March 31, 2010 and 2009, were $4.8 and $3.4 million respectively.
7. Long-Term Investments
     Our long-term investment consists of an investment in equity shares of a privately held company. During the three months ended March 31, 2010, we paid $1.0 million in cash for an additional preferred stock investment in White Sky, Inc. (“White Sky”), a privately held company in California. White Sky provides smart card-based software solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. As a result of the additional equity investment, we own less than 20% of White Sky. The investment is accounted for at cost on the condensed consolidated balance sheet. As of March 31, 2010, no indicators of impairment were identified.
      In addition to the investment, we amended a commercial agreement with White Sky to receive exclusivity on the sale of its ID Vault products. The amended strategic commercial agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers. The amendment also modified our future royalty payments to White Sky in exchange for certain exclusivity on the sale of its ID Vault products.
8. Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2010
					Net Carrying
	Gross	Accumulated	Net Carrying		Amount at
	Carrying	Impairment	Amount at		March 31,
	Amount	Losses	January 1, 2010	Impairment	2010
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	3,704
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total goodwill	$79,450	$(32,511)	$46,939	$—	$46,939

	December 31, 2009
					Net Carrying
	Gross	Accumulated	Net Carrying		Amount at
	Carrying	Impairment	Amount at		December 31,
	Amount	Losses	January 1, 2009	Impairment	2009
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Background Screening	23,583	(13,716)	9,867	(6,163)	3,704
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total goodwill	$79,450	$(26,348)	$53,102	$(6,163)	$46,939

     Due to the deterioration in the general economic environment and decline in our market capitalization, we concluded a triggering event had occurred in 2009 indicating potential impairment in our Background Screening reporting unit. We tested for impairment and recorded a non-cash impairment charge to our goodwill of $5.9 million in our Background Screening reporting unit in 2009. During the three months ended March 31, 2009, we finalized the second step of our goodwill impairment test, prepared in 2008, and recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit.
     During the three months ended March 31, 2010, we did not identify any triggering events related to our goodwill and therefore, were not required to test our goodwill for impairment.
     Our intangible assets consisted of the following (in thousands):

	March 31, 2010
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(22,101)	$18,756
Marketing related	3,553	(3,370)	183
Technology related	2,796	(2,421)	375

Total amortizable intangible assets	$47,206	$(27,892)	$19,314

	December 31, 2009
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(19,913)	$20,944
Marketing related	3,553	(3,335)	218
Technology related	2,796	(2,345)	451

Total amortizable intangible assets	$47,206	$(25,593)	$21,613

     During the year ended December 31, 2009, we recorded an impairment of $947 thousand to certain intangible assets. We have adjusted the gross carrying amount and accumulated amortization to reflect this impairment. Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2010 and 2009, we incurred aggregate amortization expense of $2.3 million and $2.4 million, respectively, which was included in amortization expense on the condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2010	$4,417
For the years ending December 31:
2011	3,828
2012	3,542
2013	3,483
2014	3,437
Thereafter	607

$19,314

9. Other Assets
     The components of our other assets are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	170	1,341
Prepaid commissions	6,887	7,362
Other	1,448	5,614

	$8,580	$14,392

     During the three months ended March 31, 2010, the decrease in other assets is primarily related to a trade receivable from an ongoing marketing arrangement.
10. Accrued Expenses and Other Current Liabilities
     The components of our accrued expenses and other liabilities are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Accrued marketing	$4,311	$3,614
Accrued cost of sales, including credit bureau costs	6,078	5,764
Accrued general and administrative expense and professional fees	4,859	4,191
Insurance premiums	1,400	1,473
Other	4,407	2,213

	$21,055	$17,255

11. Commitments and Contingencies
Leases
     We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
For the remaining nine months ending December 31,
2010	$1,594	$978
For the years ending December 31:
2011	2,024	1,149
2012	2,127	715
2013	2,380	78
2014	2,001	—
2015	2,081	—
Thereafter	7,951	—

Total minimum lease payments	$20,158	2,920

Less: amount representing interest		(254)

Present value of minimum lease payments		2,666
Less: current obligation		(1,098)

Long term obligations under capital lease		$1,568

     During the three months ended March 31, 2010 we entered into additional capital lease agreements for approximately $170 thousand. We recorded the lease liability at the fair market value of the underlying assets on our condensed consolidated balance sheet.
     In the three months ended March 31, 2010, we financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of March 31, 2010 are $206 thousand and $312 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows (in thousands):

For the remaining nine months ending December 31,
2010	$152
For the years ending December 31:
2011	221
2012	136
2013	9

Long term obligations under arrangement	$518

     We entered into an agreement with a provider of identity theft products under which we are required to pay non-refundable minimum payments totaling $1.5 million during the year ended December 31, 2010, in exchange for exclusivity.
     Rental expenses included in general and administrative expenses were $914 thousand and $632 thousand for the three months ended March 31, 2010 and 2009, respectively. The increase in rental expenses is due to the increase in rent as a result of our relocation to a new building facility.

Legal Proceedings
     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay so that we may seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable.
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
12. Other Long-Term Liabilities
     The components of our other long-term liabilities are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Deferred rent	$1,546	$1,129
Uncertain tax positions, interest and penalties not recognized	3,202	224
Interest rate swaps	798	856
Accrued general and administrative expenses	312	352
Other	577	771

	$6,435	$3,332

During the three months ended March 31, 2010, we recorded a liability for an uncertain tax position in a foreign jurisdiction of $3.1 million, including interest and penalties.

13. Debt and Other Financing

	March 31,	December 31,
	2010	2009
	(In thousands)
Term loan	$12,833	$14,583
Revolving line of credit	23,000	23,000
Note payable to CRG: $1.4 million face amount, noninterest bearing, due in three annual payments of $467 thousand beginning June 30, 2012 (less unamortized discount, based on an imputed interest rate of 16%, of $557 thousand and $590 thousand at March 31, 2010 and December 31, 2009, respectively)	843	810

	36,676	38,393
Less current portion	(7,000)	(7,000)

Total long term debt	$29,676	$31,393

     On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. In July 2009, we entered into a third amendment to the Credit Agreement. The amendment related to the termination and ongoing operations of SI, including the formation of a new domestic subsidiary Screening International Holdings, LLC (“SIH”), the parent of SI, neither of which will join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination of our joint ownership agreement with CRG and the ongoing operations of SIH. We also formed Intersections Business Services LLC, which will provide services to our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments, and which joined in the Credit Agreement as a co-borrower. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.00% to 2.75% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as require a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. As of March 31, 2010, the outstanding rate was 1.2% and the principle balance was $35.8 million.
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
     As further described in Note 14, we entered into interest rate swap transactions on our term loan that converts our variable-rate debt to fixed-rate debt.
     As further described in Note 18, on July 1, 2009, we and CRG agreed to terminate our existing ownership agreement in SI and we acquired CRG’s 45% ownership interest in SI, resulting in SI becoming our wholly-owned subsidiary. As part of the termination, a $900 thousand demand loan between SI and CRG was forgiven and a non-interest bearing $1.4 million note was issued by SIH to CRG. The note matures in five years and requires equal annual payments by SIH of $467 thousand due on June 30, 2012, 2013 and 2014. The note was recorded at fair value, which was $748 thousand, as of July 1, 2009. Interest is being accrued monthly using a 16% imputed interest rate in accordance with U.S. GAAP. For the three months ended March 31, 2010, $33 thousand of interest was accrued on the note. The principal balance was $843 thousand and $810 thousand as of March 31, 2010 and December 31, 2009 respectively.

     Aggregate maturities are as follows (in thousands):

For the twelve month period ending March 31,
2010	$7,000
2011	28,832
2012	467
2013	467
2014	467

Total	$37,233

14. Derivative Financial Instruments
Risk Management Strategy
     We maintain an interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. As of March 31, 2010, the interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have notional amounts of $14.0 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (0.2% at March 31, 2010) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (0.2% at March 31, 2010) to a fixed rate of 3.4% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortized from $15.0 million to $10.0 million through March 31, 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps. For the three months ended March 31, 2010 and 2009, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statements of operations.
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
Summary of Derivative Financial Statement Impact
     As of March 31, 2010 and December 31, 2009 our interest rate contracts had a fair value of $798 thousand and $856 thousand, respectively, which is included in other long-term liabilities in our condensed consolidated balance sheet. The following table summarizes the impact of derivative instruments in our condensed consolidated statement of operations.
The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
Derivative in SFAS	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
No. 133 Cash Flow	Recognized in OCI on		Accumulated OCI into				Portion and Amount
Hedge Relationships	Derivative (Effective		Income (Effective				Excluded from
Three Months Ended	Portion)		Portion)				Effectiveness Testing)
March 31,	2010	2009	2010		2009		2010	2009
			In thousands of dollars
Interest rate contracts	$57	$33	$(182)		$(245)		$—	$—

Total	$57	$33	$(182	)(1)	$(245	)(1)	$—	$—

(1)	Gain or (Loss) Reclassified from Accumulated OCI into income for the effective portion of the cash flow hedge is recorded in interest expense in the condensed consolidated statement of operations.
15. Income Taxes
     Our effective tax rate for the three months ended March 31, 2010 and 2009 was (43.2%) and (56.7%), respectively. The change is primarily due to the utilization of domestic operating losses incurred in the Background Screening segment due to the acquisition of the remaining non-controlling interest in this segment in the year ended December 31, 2009. We continue to have a valuation allowance against the foreign deferred tax assets of our Background Screening segment.

     In addition, the Company’s FIN 48 liability increased by approximately $2.7 million primarily related to an uncertain tax position in a foreign jurisdiction. This liability is recorded in other long-term liabilities on the condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in the condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in the condensed consolidated financial statements. In the three months ended March 31, 2010, we recorded penalties of $219 thousand and interest of $183 thousand primarily due to the uncertain tax position in a foreign jurisdiction. The penalties and interest, net of federal benefit, increased the effective tax rate in the three months ended March 31, 2010.
16. Stockholders’ Equity
Share Repurchase
     On April 25, 2005, our Board of Directors authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares in the three months ended March 31, 2010 and 2009.
Share Based Compensation
     On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of March 31, 2010, there were 525 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.
     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock, of which all but 8 thousand shares are outstanding. As of March 31, 2010, we have 8 thousand shares remaining to issue. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
     On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 5.1 million shares pursuant to an amendment to the plan executed in May 2009. As of March 31, 2010, we have 719 million shares or restricted stock units remaining to issue and options to purchase 4.4 million shares and restricted stock units outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.
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
Stock Options
     Total share based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended March 31, 2010 and 2009 was $630 thousand and $483 thousand, respectively.

     The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)
Outstanding at December 31, 2009	3,806,052	$6.49
Granted	719,335	4.32
Canceled	(7,000)	5.48

Outstanding at March 31, 2010	4,518,387	$6.15	$1,663	7.65

Exercisable at March 31, 2010	1,494,474	$10.24	$—	4.54

     The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the three months ended March 31, 2010 and 2009 was $2.75 and $2.99, respectively.
     For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. There were no options exercised in the three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, there was $7.9 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units
     Total share based compensation recognized for restricted stock units, which is included in general and administrative expense on our condensed consolidated statement of operations, for the three months ended March 31, 2010 and 2009 was $789 thousand and $485 thousand.
     The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life
			(In years)
Outstanding at December 31, 2009	1,562,108	$4.32
Granted	1,010,205	4.32
Canceled	(17,810)	7.90
Vested	(246,479)	7.15

Outstanding at March 31, 2010	2,308,024	$4.49	3.29

     As of March 31, 2010, there was $9.3 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.
      Two restricted stock unit grants, at the vesting date, were paid in cash rather that stock, to recipients at the election of the Company. Total cash paid was $970 thousand, which did not exceed the fair value on the settlement date.
17. Related Party Transactions
     We have a minority investment in White Sky, Inc. (“White Sky”) and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three months ended March 31, 2010 and 2009, there was $551 thousand and $150 thousand, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs.
     As further described in Note 7, we paid an additional $1.0 million in cash during the three months ended March 31, 2010 for an additional preferred stock investment in White Sky, Inc. and amended our strategic commercial agreement with White Sky.
18. Transfers from Noncontrolling Interest
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
     In accordance with U.S. GAAP, changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary are accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest in SIH. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest were adjusted were recognized in our stockholders’ equity. As a result of the transaction, we reclassified the noncontrolling interest to stockholders’ equity in our condensed consolidated financial statements
19. Segment and Geographic Information
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
     We have recasted the results of our business segment data for the three months ended March 31, 2009 into the new operating segments for comparability with current presentation. The following table sets forth segment information for the three months ended March 31, 2010 and 2009:

	Consumer			Bail Bonds
	Products	Background	Online Brand	Industry
	and Services	Screening	Protection	Solutions	Consolidated
			(in thousands)
Three Months Ended March 31, 2010
Revenue	$90,918	$5,100	$463	$108	$96,589
Depreciation	2,091	212	5	—	2,308
Amortization	2,292	—	7	—	2,299
Income (loss) before income taxes and minority interest	$790	$(832)	$(308)	$(396)	$(746)
Three Months Ended March 31, 2009
Revenue	$82,164	$4,435	$600	$70	$87,269
Depreciation	1,926	218	2	5	2,151
Amortization	2,157	126	17	107	2,407
Income (loss) before income taxes and minority interest	$2,175	$(2,691)	$(124)	$(523)	$(1,163)
As of March 31, 2010
Property, plant and equipment, net	$15,038	$2,101	$32	$—	$17,171

Identifiable assets	$162,462	$15,047	$10,831	$3,130	$191,470

As of December 31, 2009
Property, plant and equipment, net	$15,553	$2,212	$37	$—	$17,802

Identifiable assets	$165,995	$14,016	$9,210	$2,950	$192,171

Information concerning the revenues and total assets of principal geographic areas is as follows:

	United States	United Kingdom	Other	Consolidated
		(in thousands)
Revenue
For the three months ended March 31, 2010	$95,342	$1,117	$130	$96,589
For the three months ended March 31, 2009	86,177	1,043	49	87,269
Total assets
As of March 31, 2010	$186,347	$4,992	$131	$191,470
As of December 31, 2009	187,040	5,029	102	192,171

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 16, 2010, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, general economic conditions, including the ongoing significant recession in the U.S. and the worldwide economic slowdown, recent disruptions to the credit and financial markets in the U.S. and worldwide, economic conditions specific to our financial institutions clients, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.
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
Other Data (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Subscribers at beginning of period	4,301	4,730
New subscribers — indirect	229	210
New subscribers — direct (1)	472	549
Cancelled subscribers within first 90 days of subscription	(240)	(216)
Cancelled subscribers after first 90 days of subscription	(524)	(737)

Subscribers at end of period	4,238	4,536

Total revenue	$96,589	$87,269
Revenue from transactional sales	(5,936)	(5,781)
Revenue from lost/stolen credit card registry	(9)	(9)

Subscription revenue	$90,644	$81,479

Marketing and commissions	$47,898	$40,894
Commissions paid on transactional sales	(1)	(1)
Commissions paid on lost/stolen credit card registry	(12)	(23)

Marketing and commissions associated with subscription revenue	$47,885	$40,870

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

     Subscription revenue, net of marketing and commissions associated with subscription revenue, is a non-GAAP financial measure that we believe is important to investors and one that we utilize in managing our business as subscription revenue normalizes the effect of changes in the mix of indirect and direct marketing arrangements.
     Background Screening
     Through our subsidiary, Screening International, we provide a variety of risk management tools for the purpose of personnel and vendor background screening services, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses worldwide. Our background screening services integrate data from various automated sources throughout the world, additional manual research findings from employees and subcontractors, and internal business logic that assists in decision making. Our background screening services are generally sold to corporate clients under contractual arrangements with individual per unit prices for specific service specifications. Due to substantial difference in both service specifications and associated data acquisition costs, prices for our background screening services vary significantly among clients and geographies.
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
     We generally market our background screening services to businesses through an internal sales force. Our services are offered to businesses on a local or global basis. Prices for our services vary based upon complexity of the services offered, the cost of performing these services and competitive factors. Control Risks Group, Ltd, our former business partner, provides marketing assistance and services and licenses certain trademarks to Screening International, under which our services are branded in certain geographic areas. The license agreement for the trade name terminates in December 2010 and the marketing agreement terminates in May 2011.
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
Critical Accounting Policies
Management Estimates
     In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our results of operations. For further information on our critical and other accounting policies, see Note 2 to our condensed consolidated financial statements.
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2010, goodwill of $43.2 million and $3.7 million resides in our Consumer Products and Services and Background Screening reporting units, respectively.
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
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three months ended March 31, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the first quarter of 2010.
     During the year ended December 31, 2008 we recorded impairment of $13.7 million in our Background Screening reporting unit and an impairment of $11.2 million and $1.4 million in our Online Brand Protection and Bail Bonds Industry Solutions reporting units, respectively. We performed the second step of the impairment analysis during the three months ended March 31, 2009. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.
     We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.
     Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of March 31, 2010. Our Background Screening reporting unit has $3.7 million of goodwill remaining as of March 31, 2010. A continued increase in the domestic and international unemployment rate will have an inverse effect on revenue and cash flow attributable to our Background Screening reporting unit as volume for new hire background screens will be reduced. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.
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
     During the three months ended March 31, 2010 and 2009, we did not record an impairment for long-lived assets.

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
Accidental Death Insurance and Other Membership Products
     We recognize revenue when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2010 and December 31, 2009 totaled $1.4 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Monthly Subscription Products
     We generate revenue from other types of subscription based products provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers, on a monthly basis and from providing management service solutions, offered by Captira Analytical, on a monthly subscription basis.
Deferred Subscription Solicitation and Advertising
     Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are capitalized and amortized, on a cost pool basis, over the period during which the future benefits are expected to be received, but no more than 12 months. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.
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
     We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions are shown in deferred subscription solicitation cost in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions are shown in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statement of operations.
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	67.8%	56.0%
Risk free interest rate	2.8%	2.0%
Expected life of options	6.2 years	6.2 years

     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the three months ended March 31, 2010 and 2009 were zero.
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
     Expected Term. The expected term of options granted during the three months ended March 31, 2010 and 2009 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the three months ended March 31, 2010 and 2009, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
     In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax loss, we included certain items treated as discreet events to arrive at an estimated overall tax amount for the three months ended March 31, 2010. See Note 15, Income Taxes.

Accounting Standards Updates
  Accounting Standards Updates Recently Adopted
     In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”, to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative risk based calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update requires ongoing assessment as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update is effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application is prohibited. We have adopted the provisions of this update as of January 1, 2010 and there was no material impact to our condensed consolidated financial statements.
     In February 2010, an update was made to “Subsequent Events”. This update removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This update is effective upon issuance of the final update, except for the use of the issued date for conduit debt obligators. That amendment is effective for interim or annual periods ending after June 15, 2010. We have adopted the provisions of this update as of March 31, 2010 and there was no material impact to our condensed consolidated financial statements.
  Accounting Standards Updates Not Yet Effective
     In October 2009, an update was made to “Revenue Recognition — Multiple-Deliverable Revenue Arrangements”. This update amends the criteria in “Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements and replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact, if any, on our condensed consolidated financial statements.
     In October 2009, an update was made to “Software — Certain Revenue Arrangements That Include Software Elements”. This update changes the accounting model for revenue arrangements that include both tangible products and software elements. This update removed tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in “Software-Revenue Recognition”. This update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of software revenue guidance and provides additional disclosure requirements. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact, if any, on our condensed consolidated financial statements.
     In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
     In March 2010, an update was made to “Derivatives and Hedging”. This update provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception. This update is effective for each reporting entity at the beginning of the first fiscal quarter beginning after June 15, 2010. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
Trends Related to the Current Economic Environment
     We anticipate the recessionary economy to continue to have the following three principal effects on our business: We expect new card issuances at our financial institution clients to continue at a lower rate than we experienced prior to the economic downturn, which in turn translates into a softening of revenue for our Consumer Products and Services segment. Our relationships with some financial institution clients may continue to trend toward more direct marketing arrangements as they look more for outside sources to fund partner programs and invest in marketing, which can present both opportunities and challenges to us. This may require additional cash, which may not be available to us. The consolidation of the major financial institutions and turbulence with the financial services market could also have an impact. The uncertainty of the global labor market could further reduce hiring and spending patterns by financial institutions and other clients, which could negatively impact revenue in our Background Screening segment. Reductions in external spending by customers may reduce case volumes and increase cancellation rates in our Online Brand Protection segment.
Results of Operations
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
Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009 (in thousands):
     The condensed consolidated results of operations are as follows:

	Consumer
	Products			Bail Bonds
	and	Background	Online Brand	Industry
	Services	Screening	Protection	Solutions	Consolidated
Three Months Ended March 31, 2010
Revenue	$90,918	$5,100	$463	$108	$96,589
Operating expenses:
Marketing	17,103	—	—	—	17,103
Commissions	30,795	—	—	—	30,795
Cost of revenue	22,986	3,005	162	23	26,176
General and administrative	14,239	2,255	598	480	17,572
Depreciation	2,091	212	5	—	2,308
Amortization	2,292	—	7	—	2,299

Total operating expenses	89,506	5,472	772	503	96,253

Income (loss) from operations	$1,412	$(372)	$(309)	$(395)	$336

Three Months Ended March 31, 2009
Revenue	$82,164	$4,435	$600	$70	$87,269
Operating expenses:
Marketing	15,029	—	—	—	15,029
Commissions	25,865	—	—	—	25,865
Cost of revenue	22,114	3,154	213	55	25,536
General and administrative	12,519	3,455	492	426	16,892
Depreciation	1,926	218	2	5	2,151
Amortization	2,157	126	17	107	2,407

Total operating expenses	79,610	6,953	724	593	87,880

Income (loss) from operations	$2,554	$(2,518)	$(124)	$(523)	$(611)

Consumer Products and Services Segment
OVERVIEW
     Our income from operations for our Consumer Products and Services segment decreased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This is primarily due to increased marketing and commissions expenses as a result of our continued investment in our direct to consumer business and prepaid commission arrangements with some of our clients and increased general and administrative expenses. This was partially offset by the growth in revenue from existing clients. Our subscription revenue (see Other Data) increased to $90.6 million from $81.5 million in the comparable period.

	Three Months Ended March 31,
	2010	2009	Difference	%
Revenue	$90,918	$82,164	$8,754	10.7%
Operating expenses:
Marketing	17,103	15,029	2,074	13.8%
Commissions	30,795	25,865	4,930	19.1%
Cost of revenue	22,986	22,114	872	3.9%
General and administrative	14,239	12,519	1,720	13.7%
Depreciation	2,091	1,926	165	8.6%
Amortization	2,292	2,157	135	6.3%

Total operating expenses	89,506	79,610	9,896	12.4%

Income from operations	$1,412	$2,554	$(1,142)	(44.7%)

     Revenue. The increase in revenue is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct marketing arrangements to revenue from indirect subscribers and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has increased to 88.6% for the three months ended March 31, 2010 from 87.0% in the three months ended March 31, 2009.
     Total subscriber additions for the three months ended March 31, 2010 were 701 thousand compared to 759 thousand in the three months ended March 31, 2009.
     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	March 31,
	2010	2009
Percentage of subscribers from direct marketing arrangements to total subscribers	61.2%	57.5%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	67.3%	72.3%
Percentage of revenue from direct marketing arrangements to total subscription revenue	88.6%	87.0%
     Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expense increased 13.8% to $17.1 million for the three months ended March 31, 2010 from $15.0 million for the three months ended March 31, 2009. The increase in marketing is primarily a result of our continued investment in our direct to consumer business. Amortization of deferred subscription solicitation costs related to marketing for the three months ended March 31, 2010 and 2009 were $12.3 million and $11.6 million, respectively. Marketing costs expensed as incurred for the three months ended March 31, 2010 and 2009 were $4.8 million and $3.4 million, respectively, as a result of our increased investment in broadcast media relating to our direct to consumer products.
     As a percentage of revenue, marketing expenses increased to 18.8% for the three months ended March 31, 2010 from 18.3% for the three months ended March 31, 2009.

     Commissions Expenses. Commission expenses consist of commissions paid to our clients. Commission expenses increased 19.1% to $30.8 million for the three months ended March 31, 2010 from $25.9 million for the three months ended March 31, 2009. The increase is related to an increase in sales and subscribers from our direct subscription business, commissions recognized under our prepaid commission arrangements, as well as an increase in the effective commission rate.
     As a percentage of revenue, commission expenses increased to 33.9% for the three months ended March 31, 2010 from 31.5% for the three months ended March 31, 2009, primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. Cost of revenue increased 3.9% to $23.0 million for the three months ended March 31, 2010 from $22.1 million for the three months ended March 31, 2009. The increase in cost of revenue is primarily the result of higher data costs of $1.8 million required to support ongoing customers, partially offset by lower fulfillment and customer service costs for both the new members and ongoing subscriber base of $913 thousand.
     As a percentage of revenue, cost of revenue decreased to 25.3% for the three months ended March 31, 2010 compared to 26.9% for the three months ended March 31, 2009, as a result of an increase in the ratio of revenue from direct marketing arrangements.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 13.7% to $14.2 million for the three months ended March 31, 2009 from $12.5 million for the three months ended March 31, 2008. The increase in general and administrative expenses is primarily related to increased payroll costs and professional fees.
     Total share based compensation expense for the three months ended March 31, 2010 and 2009 was $1.4 million and $968 thousand, respectively.
     As a percentage of revenue, general and administrative expenses increased to 15.7% for the three months ended March 31, 2010 from 15.2% for the three months ended March 31, 2009.
     Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
     As a percentage of revenue, depreciation expenses was 2.3% for the three months ended March 31, 2010 and 2009, respectively.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
     As a percentage of revenue, amortization expenses decreased to 2.5% for the three months ended March 31, 2010 from 2.6% for the three months ended March 31, 2009.
Background Screening Segment
     Our Background Screening segment consists of the personnel and vendor background screening services provided by SI.
OVERVIEW
     Our loss from operations in our Background Screening segment decreased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This is primarily due to a reduction in general and administrative costs from our cost reduction initiatives and increased revenue in all operations. Volume has increased 15.0% in the three months ended March 31, 2010 from the three months ended March 31, 2009. We are continuing efforts to make reductions in our costs.

	Three Months Ended March 31,
	2010	2009	Difference	%
Revenue	$5,100	$4,435	$665	15.0%
Operating expenses:
Cost of revenue	3,005	3,154	(149)	(4.7)%
General and administrative	2,255	3,455	(1,200)	(34.7)%
Depreciation	212	218	(6)	(2.8)%
Amortization	—	126	(126)	(100)%

Total operating expenses	5,472	6,953	(1,481)	(21.3)%

Loss from operations	$(372)	$(2,518)	$2,146	(85.2)%

     Revenue. Revenue increased 15.0% to $5.1 million for the three months ended March 31, 2010 from $4.4 million for the three months ended March 31, 2009. The revenue increase is primarily attributable to an increase in domestic revenue of $524 thousand mainly due to an increase in volume.
     Cost of Revenue. Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue decreased 4.7% to $3.0 million for the three months ended March 31, 2010 from $3.2 million for the three months ended March 31, 2009. The decrease is due to reductions in our UK labor costs of $432 thousand due to productivity initiatives, partially offset by increased domestic labor costs from increasing volume.
     As a percentage of revenue, cost of revenue was 58.9% for the three months ended March 31, 2010 compared to 71.1% for the three months ended March 31, 2009.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. General and administrative expenses decreased 34.7% to $2.3 million for the three months ended March 31, 2010 from $3.5 million for the three months ended March 31, 2009. The decrease in general and administrative expenses is primarily attributable to reductions in payroll costs of $557 thousand and other cost reduction initiatives of $901 thousand. .
     As a percentage of revenue, general and administrative expenses decreased to 44.2% for the year ended March 31, 2010 from 73.1% for the year ended March 31, 2009.
Online Brand Protection Segment
     Our loss from operations in our Online Brand Protection segment increased for the three months ended March 31, 2010 as compared to the three months year ended March 31, 2009 primarily due the general economic slowdown which has negatively impacted revenue, along with slower growth for this early stage business in a new market.

	Three Months Ended March 31,
	2010	2009	Difference	%
Revenue	$463	$600	$(137)	(22.8)%
Operating expenses:
Cost of revenue	162	213	(51)	(23.9)%
General and administrative	598	492	106	21.5%
Depreciation	5	2	3	150.0%
Amortization	7	17	(10)	(58.8)%

Total operating expenses	772	724	48	6.6%

Loss from operations	$(309)	$(124)	$(185)	149.2%

     Revenue. Revenue decreased $137 thousand for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease is primarily due to the general economic slowdown, which negatively impacted sales in the three months ended March 31, 2010.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue decreased by $51 thousand for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to the decrease in our sales.
     As a percentage of revenue, cost of revenue was 35.0% for the three months ended March 31, 2010 compared to 35.5% for the three months ended March 31, 2009.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions. General and administrative expenses primarily increased due to additional legal fees from ongoing litigation and regulatory compliance issues.

     As a percentage of revenue, general and administrative expenses increased to 129.2% for the three months ended March 31, 2010 from 82.0% for the three months ended March 31, 2009.
Bail Bonds Industry Solutions Segment
     Our loss from operations in our Bail Bonds Industry Solutions Segment decreased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease in loss from operations for the three months ended March 31, 2010 is driven by slight growth in revenue and decreased amortization expense. The general economic slowdown has impacted revenue growth, along with slower growth for this early stage business in a new market.

	Three Months Ended March 31,
	2010	2009	Difference	%
Revenue	$108	$70	$38	54.2%
Operating expenses:
Cost of revenue	23	55	(32)	(58.2)%
General and administrative	480	426	54	12.7%
Depreciation	—	5	(5)	(100.0)%
Amortization	—	107	(107)	(100.0)%

Total operating expenses	503	593	(90)	(15.2)%

Loss from operations	$(395)	$(523)	$128	(24.5)%

     Revenue. Revenue increased $38 thousand for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, as a result of new customer acquisitions.
     Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue decreased from the three months ended March 31, 2010 to the three months ended March 31, 2009.
     As a percentage of revenue, cost of revenue was 21.3% for the three months ended March 31, 2010 compared to 78.6% for the three months ended March 31, 2009.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions.
     Our general and administrative expenses increased $54 thousand for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
     As a percentage of revenue, general and administrative expenses decreased to 444.4% for the three months ended March 31, 2010 from 608.6% for the three months ended March 31, 2009.
Interest Income
     Interest income decreased 88.4% to $5 thousand for the three months ended March 31, 2010 from $43 thousand for the three months ended March 31, 2009. This is primarily attributable to the decrease in the interest rates earned on cash balances and short-term investments.
Interest Expense
     Interest expense increased to $638 thousand for the three months ended March 31, 2010 from $149 thousand for the three months ended March 31, 2009. This is primarily attributable to the increase in uncertain tax positions of $3.1 million, on which interest expense is recorded.
     In 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.
Other Expense
     Other expense increased slightly to $449 thousand for the three months ended March 31, 2010 from $446 thousand for the three months ended March 31, 2009.

Income Taxes
     Our consolidated effective tax rate for the three months ended March 31, 2010 and 2009 was (43.2)% and (56.7)%, respectively. The change is primarily due to the utilization of domestic operating losses incurred in the Background Screening segment due to the acquisition of the remaining non-controlling interest in this segment in the year ended December 31, 2009. We continue to have a valuation allowance against the foreign deferred tax assets of our Background Screening segment.
     In addition, the Company’s FIN 48 liability increased by approximately $3.1 million primarily related to an uncertain tax position in a foreign jurisdiction. This liability is recorded in other long-term liabilities on the condensed consolidated balance sheet. We recorded penalties and interest associated with this liability, which increased the effective tax rate for the three months ended March 31, 2010.
Liquidity and Capital Resources
     Cash and cash equivalents were $15.4 million as of March 31, 2010 compared to $12.4 million as of December 31, 2009. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
     As of March 31, 2010 and December 31, 2009 we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments in our condensed consolidated financial statements.
     Our accounts receivable balance as of March 31, 2010 was $27.1 million, including approximately $2.3 million related to our Background Screening segment, compared to $25.1 million, including approximately $1.8 million related to our Background Screening segment, as of December 31, 2009. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and corporate brand protection clients. Given the events in the financial markets, we are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities on our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
     Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $30.9 million as of March 31, 2010 compared to $25.0 million as of December 31, 2009. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to meet our funding needs and are not anticipating utilization of the capital markets or increasing our available borrowings over the next 12 months.

	Three Months Ended March 31,
	2010	2009	Difference
		(In thousands)
Cash flows provided by operating activities	$8,860	$3,797	$5,063
Cash flows used in investing activities	(2,537)	(906)	(1,631)
Cash flows used in by financing activities	(3,279)	(2,665)	(614)
Effect of exchange rate changes on cash and cash equivalents	(10)	(24)	14

Net increase in cash and cash equivalents	3,034	202	2,832
Cash and cash equivalents, beginning of year	12,394	10,762	1,632
Cash and cash equivalents, end of year	$15,428	$10,964	$$4,464
     Cash flows provided by operations was $8.9 million for the three months ended March 31, 2010 compared to $3.8 million for the three months ended March 31, 2009. The $5.1 million increase in cash flows provided by operations was primarily the result of a decrease in other assets from payment on a trade receivable partially offset by an increase in accounts receivable. Over the past year, as certain of our financial institution clients have requested that we bear more of the new subscriber marketing costs as well as prepay commissions to them on new subscribers, we have needed to use an increasing portion of our cash flow generated from operations to finance our business. In the three months ended March 31, 2010, net cash used in operations for deferred subscription solicitation costs was $16.2 million. For 2010, we expect our future cash flows may be impacted by prepaying these commissions. We also expect that our future cash flows could be impacted by our agreements to pay more of the new subscriber marketing costs. These agreements are short-term in nature and are not a “continuing contract” because either party may generally terminate the agreements without cause at any time, without penalty. Due to the short-term nature of these agreements, our clients could, at any time, re-negotiate (and at times have renegotiated) any of the key terms, including price, marketing and commission arrangements. Our operating results will continue to be impacted by the non-cash amortization of these prepaid commissions, as well as the amortization of the deferred subscription solicitation costs. If we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.
     Cash flows used in investing activities was $2.5 million for the three months ended March 31, 2010 compared to $906 thousand during the three months ended March 31, 2009. Cash flows used in investing activities for the three months ended March 31, 2010 was primarily attributable to the additional long-term investment in White Sky, Inc., as further described in Note 7.
     Cash flows used in financing activities was $3.3 million compared to $2.7 million for the three months ended March 31, 2010 and 2009, respectively. Cash flows used in financing activities for the three months ended March 31, 2010 was primarily attributable to a cash distribution on vesting of restricted stock units of $1.0 million.
     On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. In July 2009, we entered into a third amendment to the Credit Agreement. The amendment related to the termination and ongoing operations of Screening International, including the formation of a new domestic subsidiary that will not join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination and the ongoing operations of Screening International. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.00% to 2.75% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as require a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. As of March 31, 2010, the outstanding interest rate was 1.2% and principal balance under the Credit Agreement was $35.8 million.
     The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the making of investments, including at SIH and subsidiaries; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary by us that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
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
     The interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have initial notional amounts of $14.0 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (0.2% at March 31, 2010) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (0.2% at March 31, 2010) to a fixed rate of 3.4% per annum through December 2011.
     The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount on the revolving line of credit amortized to $10.0 million in the three months ended March 31, 2009. Both swaps terminate in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps. For the three months ended March 31, 2010, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statement of operations.
     On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program has no expiration date but may be suspended or discontinued at any time. We did not repurchase any common stock in the three months ended March 31, 2010 or 2009, respectively.
Contractual Obligations
     We entered into an agreement with a provider of identity theft products under which we are required to pay non-refundable minimum payments totaling $1.5 million during the year ended December 31, 2010, in exchange for exclusivity.
     During the three months ended March 31, 2010, we entered into additional capital lease agreements for approximately $170 thousand. Additionally, in the three months ended March 31, 2010, we financed certain software development costs. These costs did not meet the criteria for capitalization. Amounts owed under this arrangement as of March 31, 2010 are $206 thousand and $312 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, on our condensed consolidated financial statements.
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
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Other than the additional or modified risk factors described below, no material changes in risk factors occurred during the first quarter of 2010. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.
     As a result of the termination of our Screening International ownership agreement and Screening International becoming our wholly-owned subsidiary, through our ownership of Screening International Holdings, we will now be responsible for all of the losses and liabilities, as well as capital requirements, of Screening International. Screening International’s revenue continues to decline primarily because the general economic slowdown has reduced overall hiring by its clients and, accordingly, the demand for its services. We anticipate this trend will continue for the remaining months of 2010 and possibly beyond until the economy starts to recover. This declining revenue at Screening International Holdings may negatively impact our overall results of operations and could have a material adverse effect on our business and stock price.
     Our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments operate at a cash flow deficit, and we anticipate this cash flow deficit to continue for the remaining months of 2010 and thereafter for the Background Screening segment until the economy and unemployment rate begins to recover, as well as for the other segments. We have made and continue to attempt to make cost reductions, such as decreases to headcount and consolidation of operations, at these segments to offset their declining volume and revenue.

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

Date: May 10, 2010