Form 10-Q
period 2010-06-30
INTERSECTIONS INC
filed 2010-08-12
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
( Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
     As of August 6, 2010 there were 18,808,280 shares of common stock, $0.01 par value, issued and 17,741,864 shares outstanding, with 1,066,416 shares of treasury stock.

Form 10-Q
June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$98,872	$90,317	$195,461	$177,586
Operating expenses:
Marketing	12,684	15,346	29,787	30,375
Commissions	29,809	26,785	60,604	52,650
Cost of revenue	25,544	25,848	51,720	51,384
General and administrative	17,533	18,552	35,105	35,230
Impairment	—	5,949	—	6,163
Depreciation	2,163	1,962	4,471	4,112
Amortization	1,877	2,174	4,176	4,582

Total operating expenses	89,610	96,616	185,863	184,496

Income (loss) from operations	9,262	(6,299)	9,598	(6,910)
Interest income	6	98	11	142
Interest expense	(560)	(288)	(1,198)	(437)
Other (expense) income, net	(23)	919	(472)	473

Income (loss) before income taxes and noncontrolling interest	8,685	(5,570)	7,939	(6,732)
Income tax expense	(3,509)	(205)	(3,831)	(864)

Net income (loss)	5,176	(5,775)	4,108	(7,596)
Net loss attributable to noncontrolling interest	—	3,116	—	4,380

Net income (loss) attributable to Intersections, Inc.	$5,176	$(2,659)	$4,108	$(3,216)

Net income (loss) per share — basic	$0.29	$(0.15)	$0.23	$(0.18)
Net income (loss) per share — diluted	$0.29	$(0.15)	$0.23	$(0.18)
Weighted average common shares outstanding — basic	17,683	17,486	17,652	17,437
Weighted average common shares outstanding — diluted	18,128	17,486	18,004	17,437
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,962	$12,394
Short-term investments	4,994	4,995
Accounts receivable, net of allowance for doubtful accounts $264 (2010) and $374 (2009)	24,676	25,111
Prepaid expenses and other current assets	5,667	5,182
Income tax receivable	1,925	2,460
Deferred subscription solicitation costs	29,797	34,256

Total current assets	96,021	84,398

PROPERTY AND EQUIPMENT, net	16,645	17,802
DEFERRED TAX ASSET, net	6,922	3,700
LONG-TERM INVESTMENT	4,327	3,327
GOODWILL	46,939	46,939
INTANGIBLE ASSETS, net	17,437	21,613
OTHER ASSETS	7,677	14,392

TOTAL ASSETS	$195,968	$192,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,000	$7,000
Capital leases, current portion	1,091	1,028
Accounts payable	5,396	9,168
Accrued expenses and other current liabilities	18,654	17,255
Accrued payroll and employee benefits	4,128	2,782
Commissions payable	940	2,044
Deferred revenue	5,021	5,202
Deferred tax liability, net, current portion	15,327	14,879

Total current liabilities	57,557	59,358

LONG-TERM DEBT	27,960	31,393
OBLIGATIONS UNDER CAPITAL LEASE, less current portion	1,309	1,681
OTHER LONG-TERM LIABILITIES	6,687	3,332

TOTAL LIABILITIES	93,513	95,764

COMMITMENTS AND CONTINGENCIES (see notes 12 and 14)
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,812 (2010) and 18,662 (2009); shares outstanding, 17,745 (2010) and 17,595 (2009)	188	187
Additional paid-in capital	106,129	104,810
Treasury stock, 1,067 shares at cost in 2010 and 2009	(9,516)	(9,516)
Retained earnings	6,135	2,027
Accumulated other comprehensive (loss) income:
Cash flow hedge	(677)	(856)
Other	196	(245)

TOTAL STOCKHOLDERS’ EQUITY	102,455	96,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$195,968	$192,171

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2009 and the Six Months Ended June 30, 2010
(in thousands)
(unaudited)

	Common		Additional	Stock			Other	Intersections Inc.		Total
	Stock		Paid-in		Income	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	(Loss)	Earnings	Income (Loss)	Equity	Interest	Equity
	(In thousands)
BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	279	3	(670)	—	—	—	—	(667)	—	(667)
Share based compensation	—	—	4,556	—	—	—	—	4,556	—	4,556
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(87)	—	—	—	—	(87)	—	(87)
Release of uncertain tax benefits	—	—	526	—	—	—	—	526	—	526
Purchase of noncontrolling interest	—	—	(3,059)	—	—	—	(200)	(3,259)	3,658	399
Net loss	—	—	—	—	—	(6,353)	—	(6,353)	(4,380)	(10,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(155)	(155)	(291)	(446)
Cash flow hedge	—	—	—	—	—	—	407	407	—	407

Comprehensive Loss	—	—	—	—	—	—	—	(5,032)	(1,013)	(6,045)

BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407	$—	$96,407

Issuance of common stock upon vesting of restricted stock units	150	1	(1,258)	—	—	—	—	(1,257)	—	(1,257)
Share based compensation	—	—	2,785	—	—	—	—	2,785	—	2,785
Tax deficiency upon vesting of restricted stock units	—	—	(208)	—	—	—	—	(208)	—	(208)
Net income	—	—	—	—	—	4,108	—	4,108	—	4,108
Foreign currency translation adjustments	—	—	—	—	—	—	441	441	—	441
Cash flow hedge	—	—	—	—	—	—	179	179	—	179

Comprehensive Income	—	—	—	—	—	—	—	6,048	—	6048

BALANCE, JUNE 30, 2010	18,812	$188	$106,129	1,067	$(9,516)	$6,135	$(481)	$102,455	$—	$102,455

See Notes to Condensed Consolidated Financial Statements.

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Net income (loss)	$4,108	$(7,596)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	4,472	4,109
Amortization	4,176	4,582
Loss on disposal of fixed assets	—	63
Amortization of debt issuance cost	34	44
Provision for doubtful accounts	(164)	9
Share based compensation	2,785	2,037
Amortization of deferred subscription solicitation costs	31,996	32,569
Goodwill impairment charges	—	6,163
Foreign currency transaction losses (gains), net	506	(829)
Changes in assets and liabilities:
Accounts receivable	507	3,423
Prepaid expenses and other current assets	(501)	851
Income tax receivable	743	4,328
Deferred subscription solicitation costs	(26,027)	(36,706)
Other assets	5,203	(2,228)
Tax deficiency upon vesting of restricted stock units	(208)	(425)
Accounts payable	(3,386)	(2,948)
Accrued expenses and other current liabilities	1,227	3,305
Accrued payroll and employee benefits	1,352	(1,540)
Commissions payable	(1,104)	574
Deferred revenue	(182)	329
Deferred income tax, net	(2,773)	2,375
Other long-term liabilities	3,498	(1,340)

Cash flows provided by operating activities	26,262	11,149

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of additional interest in long-term investment	(1,000)	—
Acquisition of property and equipment	(3,251)	(3,548)
Proceeds from sale of property and equipment	—	16

Cash flows used in investing activities	(4,251)	(3,532)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments under credit agreement	(3,500)	(3,500)
Tax deficiency upon vesting of restricted stock units	(208)	(425)
Capital lease payments	(478)	(288)
Cash proceeds from stock options exercised	—	1
Cash distribution on vesting of restricted stock units	(970)	—
Withholding tax payment on vesting of restricted stock units	(284)	(362)

Cash flows used in financing activities	(5,440)	(4,574)

EFFECT OF EXCHANGE RATE ON CASH	(3)	151

INCREASE IN CASH AND CASH EQUIVALENTS	16,568	3,194
CASH AND CASH EQUIVALENTS — Beginning of period	12,394	10,762

CASH AND CASH EQUIVALENTS — End of period	$28,962	$13,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$613	$823

Cash paid for taxes	$3,183	$593

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$170	$1,089

Equipment additions accrued but not paid	$488	$462

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
     Through our subsidiary, Screening International Holdings, LLC (“SIH”), we provide personnel and vendor background screening services to businesses worldwide. In May 2006, we created Screening International, LLC (“SI”) with Control Risks Group, Ltd., (“CRG”), a company based in the UK, by combining our subsidiary, American Background Information Services, Inc. (“ABI”) with CRG’s background screening division. Prior to July 1, 2009, we owned 55% of SI and had the right to designate a majority of the five-member board of directors. CRG owned 45% of SI. As further described in Note 18, on July 1, 2009, we and CRG agreed to terminate the existing ownership agreement, we acquired CRG’s ownership interest in Screening International, LLC, and we formed SIH, our wholly owned subsidiary, which became the sole owner of SI. As further described in Note 21 on July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary, and our background screening services ceased upon the sale of SI.
     We have four reportable segments through the period ended June 30, 2010. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”) and our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira Analytical”). In addition, until the sale of SI on July 19, 2010, our Background Screening segment included the personnel and vendor background screening services provided by SI.
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
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2010, goodwill of $43.2 million and $3.7 million resided in our Consumer Products and Services and Background Screening reporting units, respectively.
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
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three and six months ended June 30, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the second quarter of 2010.

     Due to the deterioration in the general economic environment and decline in our market capitalization through June 30, 2009, we concluded a triggering event had occurred indicating potential impairment in our Background Screening reporting unit. We determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We calculated the value of our reporting units by utilizing an income and market based approach. The value under the income approach is developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. However, the comparison of the values calculated using the income and market based approach to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. The carrying value of our Background Screening reporting unit exceeded its implied fair value based on this analysis as of June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.
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
     Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of June 30, 2010. Our Background Screening reporting unit had $3.7 million of goodwill remaining as of June 30, 2010. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.
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
     During the three and six months ended June 30, 2010 and 2009, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. Therefore, we were not required to perform an analysis of our long-lived assets in the three or six months ended June 30, 2010 and 2009.
Revenue Recognition
     We recognize revenue on 1) identity theft, credit management and background screening services, 2) accidental death insurance and 3) other membership products.

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
Identity Theft and Credit Management Services
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2010 and December 31, 2009 were $1.3 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

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
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	67.8%	55.4%
Risk-free interest rate	2.8%	2.0%
Expected life of options	6.2 years	6.2 years

     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past. As such, the dividend yield used in our valuations for the three and six months ended June 30, 2010 and 2009 were zero.
     Expected Volatility. The expected volatility of the options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. We will continue to review our estimate in the future.
     Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
     Expected Term. The expected term of options granted during the six months ended June 30, 2010 and 2009 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the six months ended June 30, 2010 and 2009, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
     In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax income, we included certain items, treated as discrete events, to arrive at an estimated overall tax amount for the six months ended June 30, 2010. See Note 16 for additional information.
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
     In March 2010, an update was made to “Derivatives and Hedging”. This update provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception. This update is effective for each reporting entity at the beginning of the first fiscal quarter beginning after June 15, 2010. We have adopted the provisions of this update as of June 30, 2010 and there was no material impact to our condensed consolidated financial statements.
     In April 2010, an update was made to “Revenue Recognition — Milestone Method”. This update provides amendments to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Earlier adoption is permitted. We have adopted the provisions of this update as of June 30, 2010 and there was no material impact to our condensed consolidated financial statements.
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
     In April 2010, an update was made to “Compensation — Stock Compensation". This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
4. Net Income (Loss) Per Common Share
     Basic and diluted income (loss) per share is determined in accordance with the applicable provisions of U.S. GAAP. Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans, our restricted stock units and warrants.
     For the three and six months ended June 30, 2010, options to purchase 4.7 million shares of common stock, respectively, have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. For the three and six months ended June 30, 2009, options to purchase 5.8 million shares of common stock, respectively, have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
     A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income (loss) available to common shareholders — basic and diluted	$5,176	$(2,659)	$4,108	$(3,216)

Weighted average common shares outstanding — basic	17,683	17,486	17,652	17,437
Dilutive effect of common stock equivalents	445	—	352	—

Weighted average common shares outstanding — diluted	18,128	17,486	18,004	17,437

Income (loss) per common share:
Basic	$0.29	$(0.15)	$0.23	$(0.18)
Diluted	$0.29	$(0.15)	$0.23	$(0.18)
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
The fair value of our instruments measured on a recurring basis at June 30, 2010 are as follows (in thousands):

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
US Treasury bills	$4,994	$4,994	$—	$—
Liabilities:
Interest rate swap contracts	677	—	677	—

     The fair value of our instruments measured on a recurring basis at December 31, 2009 are as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	other	Significant
		Identical Assets	Observable	Unobservable
	December 31, 2009	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
US Treasury bills	$4,995	$4,995	$—	$—
Liabilities:
Interest rate swap contracts	856	—	856	—
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
6. Deferred Subscription Solicitation and Commission Costs
     Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009 was $35.6 million and $41.6 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $5.9 million and $7.4 million as of June 30, 2010 and December 31, 2009, respectively. Included in the current portion of the deferred subscription solicitation costs is the current portion of prepaid commissions which were $9.7 million and $11.5 million as of June 30, 2010 and December 31, 2009, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended June 30, 2010 and 2009 were $14.0 million and $16.2 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2010 and 2009 were $32.0 and $32.6, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended June 30, 2010 and 2009, were $1.3 and $3.1 million respectively. Marketing costs expensed as incurred related to marketing for the six months ended June 30, 2010 and 2009 were $6.1 million and $6.4 million, respectively.
7. Long-Term Investments
     Our long-term investment consists of an investment in equity shares of a privately held company. During the three months ended March 31, 2010, we paid $1.0 million in cash for an additional preferred stock investment in White Sky, Inc. (“White Sky”), a privately held company in California. White Sky provides smart card-based software solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. We own less than 20% of White Sky. The investment is accounted for at cost in our condensed consolidated balance sheet. As of June 30, 2010, no indicators of impairment were identified.
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
8. Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2010
					Net Carrying
	Gross	Accumulated	Net Carrying		Amount at
	Carrying	Impairment	Amount at		June 30,
	Amount	Losses	January 1, 2010	Impairment	2010
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	3,704
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total Goodwill	$79,450	$(32,511)	$46,939	$—	$46,939

	December 31, 2009
					Net Carrying
	Gross	Accumulated	Net Carrying		Amount at
	Carrying	Impairment	Amount at		December 31,
	Amount	Losses	January 1, 2009	Impairment	2009
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Background Screening	23,583	(13,716)	9,867	(6,163)	3,704
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total Goodwill	$79,450	$(26,348)	$53,102	$(6,163)	$46,939

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
     The second step of the impairment test required us to allocate the implied fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Goodwill was written down to its implied fair value for our Background Screening reporting unit. For the three months ended June 30, 2009 we recorded an impairment charge of $5.9 million in our Background Screening reporting.
     In addition, during the three months ended March 31, 2009, we finalized the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009.
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three and six months ended June 30, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the second quarter of 2010.
     Our intangible assets consisted of the following (in thousands):

	June 30, 2010
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(23,866)	$16,991
Marketing related	3,553	(3,407)	146
Technology related	2,796	(2,496)	300

Total amortizable intangible assets	$47,206	$(29,769)	$17,437

	December 31, 2009
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(19,913)	$20,944
Marketing related	3,553	(3,335)	218
Technology related	2,796	(2,345)	451

Total amortizable intangible assets	$47,206	$(25,593)	$21,613

     During the year ended December 31, 2009, we recorded an impairment of $947 thousand related to certain intangible assets. We have adjusted the gross carrying amount and accumulated amortization to reflect this impairment. Intangible assets are amortized over a period of three to ten years. For the three and six months ended June 30, 2010, we incurred aggregate amortization expense of $1.9 million and $4.2 million, respectively, which was included in amortization expense in our condensed consolidated statement of operations. For the three and six months ended June 30, 2009, we incurred aggregate amortization expense of $2.2 million and $4.6 million, respectively, which was included in amortization expense in our condensed consolidated statement of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2010	$2,540
For the years ending December 31:
2011	3,828
2012	3,542
2013	3,483
2014	3,437
Thereafter	607

$17,437

9. Other Assets
     The components of our other assets are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	220	1,341
Prepaid commissions	5,852	7,362
Other	1,530	5,614

	$7,677	$14,392

     During the six months ended June 30, 2010, the decrease in other assets is primarily related to a trade receivable from an ongoing marketing arrangement and a decrease in prepaid commissions.
10. Accrued Expenses and Other Current Liabilities
     The components of our accrued expenses and other liabilities are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Accrued marketing	$2,627	$3,614
Accrued cost of sales, including credit bureau costs	5,685	5,764
Accrued general and administrative expense and professional fees	4,331	4,191
Insurance premiums	1,299	1,473
Other	4,712	2,213

	$18,654	$17,255

11. Accrued Payroll and Employee Benefits
     The components of our accrued payroll and employee benefits are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Accrued payroll	$2,324	$415
Accrued benefits	1,804	2,364
Other	—	3

	$4,128	$2,782

12. Commitments and Contingencies
Leases
     We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
For the remaining six months ending December 31, 2010	$1,211	$663
For the years ending December 31:
2011	2,046	1,149
2012	2,143	715
2013	2,380	78
2014	2,001	—
2015	2,081	—
Thereafter	7,951	—

Total minimum lease payments	$19,813	2,605

Less: amount representing interest		(205)

Present value of minimum lease payments		2,400
Less: current obligation		(1,091)

Long term obligations under capital lease		$1,309

     During the six months ended June 30, 2010 we entered into additional capital lease agreements for approximately $170 thousand. We recorded the lease liability at the fair market value of the underlying assets on our condensed consolidated balance sheet.
     In the six months ended June 30, 2010, we financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of June 30, 2010 are $212 thousand and $258 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our condensed consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows (in thousands):

For the remaining six months ending December 31, 2010	$104
For the years ending December 31:
2011	221
2012	136
2013	9

Long term obligations under arrangement	$470

     We entered into an agreement with a related party who is a provider of identity theft products under which we are required to pay non-refundable minimum payments totaling $1.5 million during the year ended December 31, 2010, in exchange for exclusivity.
     Rental expenses included in general and administrative expenses were $856 thousand and $1.8 million for the three and six months ended June 30, 2010, respectively. Rental expenses included in general and administrative expenses were $636 thousand and $1.3 million for the three and six months ended June 30, 2009, respectively. The increase in rental expenses is due to the increase in rent as a result of our relocation to a new building facility.
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
     On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. We believe we have meritorious and complete defenses to the plaintiff’s claims but believe that it is too early in the litigation to form an opinion as to the likelihood of success in defeating the claims. Defendants filed answers to the complaint on May 24, 2010.
13. Other Long-Term Liabilities
     The components of our other long-term liabilities are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Deferred rent	$1,962	$1,129
Uncertain tax positions, interest and penalties not recognized	3,784	224
Interest rate swaps	677	856
Accrued general and administrative expenses	257	352
Other	7	771

	$6,687	$3,332

During the six months ended June 30, 2010, we recorded a liability for an uncertain tax position in a foreign jurisdiction of $3.6 million, including interest and penalties.
14. Debt and Other Financing

	June 30,	December 31,
	2010	2009
	(In thousands)
Term loan	$11,083	$14,583
Revolving line of credit	23,000	23,000
Note payable to CRG: $1.4 million face amount, noninterest bearing, due in three annual payments of $467 thousand beginning June 30, 2012 (less unamortized discount, based on an imputed interest rate of 16%, of $523 thousand and $590 thousand at June 30, 2010 and December 31, 2009, respectively)	877	810

	34,960	38,393
Less current portion	(7,000)	(7,000)

Total long term debt	$27,960	$31,393

     On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. In July 2009, we entered into a third amendment to the Credit Agreement. The amendment related to the termination and ongoing operations of SI, including the formation of a new domestic subsidiary Screening International Holdings, LLC (“SIH”), the parent of SI, neither of which will join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination of our joint ownership agreement with CRG and the ongoing operations of SIH. We also formed Intersections Business Services, LLC, to provide services to our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments, and which joined in the Credit Agreement as a co-borrower. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.00% to 2.75% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as required a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. As of June 30, 2010, the outstanding rate was 1.4% and the principal balance was $34.1 million. See Note 21 for further information.
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
     As further described in Note 15, we entered into interest rate swap transactions on our term loan and revolving line of credit that converts our variable-rate debt to fixed-rate debt.
     As further described in Note 19 on July 1, 2009, we and CRG agreed to terminate our existing ownership agreement in SI and we acquired CRG’s 45% ownership interest in SI, resulting in SI becoming our wholly-owned subsidiary. As part of the termination, a $900 thousand demand loan between SI and CRG was forgiven and a non-interest bearing $1.4 million note was issued by SIH to CRG. The note matures in five years and requires equal annual payments by SIH of $467 thousand due on June 30, 2012, 2013 and 2014. The note was recorded at fair value, which was $748 thousand, as of July 1, 2009. Interest is being accrued monthly using a 16% imputed interest rate in accordance with U.S. GAAP. For the three and six months ended June 30, 2010, $34 thousand and $67 thousand, respectively, of interest was accrued on the note. The principal balance was $877 thousand and $810 thousand as of June 30, 2010 and December 31, 2009 respectively. See Note 21 for further information regarding the disposition of this note.
     Aggregate maturities are as follows (in thousands):

For the twelve month period ending June 30,
2011	$7,000
2012	27,550
2013	467
2014	467

Total	$35,484

15. Derivative Financial Instruments
Risk Management Strategy
     We maintain an interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. As of June 30, 2010, the interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have notional amounts of $12.3 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (0.4% at June 30, 2010) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (0.4% at June 30, 2010) to a fixed rate of 3.4% per annum through December 2011. The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortized from $15.0 million to $10.0 million through March 31, 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps. For the three and six months ended June 30, 2010 and 2009, there was no material ineffective portion of the hedge and therefore, no impact to our condensed consolidated statements of operations.
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
Summary of Derivative Financial Statement Impact
     As of June 30, 2010 and December 31, 2009 our interest rate contracts had a fair value of $677 thousand and $856 thousand, respectively, which is included in other long-term liabilities in our condensed consolidated balance sheet. The following table summarizes the impact of derivative instruments in our condensed consolidated statement of operations.
The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
Derivative in SFAS	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
No. 133 Cash Flow	Recognized in OCI on		Accumulated OCI into				Portion and Amount
Hedge Relationships	Derivative (Effective		Income (Effective				Excluded from
Three Months Ended	Portion)		Portion)				Effectiveness Testing)
June 30,	2010	2009	2010		2009		2010	2009
			In thousands of dollars
Interest rate contracts	$122	$271	$(174)		$(216)		$—	$—

Total	$122	$271	$(174	)(1)	$(216	)(1)	$—	$—

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
Derivative in SFAS	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
No. 133 Cash Flow	Recognized in OCI on		Accumulated OCI into				Portion and Amount
Hedge Relationships	Derivative (Effective		Income (Effective				Excluded from
Six Months Ended	Portion)		Portion)				Effectiveness Testing)
June 30,	2010	2009	2010		2009		2010	2009
			In thousands of dollars
Interest rate contracts	$179	$304	$(356)		$(461)		$—	$—

Total	$179	$304	$(356	)(1)	$(461	)(1)	$—	$—

(1)	Gain or (Loss) Reclassified from Accumulated OCI into income for the effective portion of the cash flow hedge is recorded in interest expense in our condensed consolidated statement of operations.
16. Income Taxes
     Our consolidated effective tax rate for the three months ended June 30, 2010 and 2009 was 40.4% and (3.7%), respectively. Our consolidated effective tax rate for the six months ended June 30, 2010 and 2009 was 48.3% and (12.8%), respectively. The change is primarily due to an increase in book income and the utilization of domestic operating losses incurred in the Background Screening segment due to the acquisition of the remaining non-controlling interest in this segment in the year ended December 31, 2009. As of June 30, 2010, we continued to have a valuation allowance against the foreign deferred tax assets of the Background Screening segment.

     In addition, the liability increased by approximately $3.2 million primarily related to an uncertain tax position in a foreign jurisdiction in the six months ended June 30, 2010. This liability is recorded in other long-term liabilities in our condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended June 30, 2010, we recorded interest of $24 thousand primarily due to the uncertain tax position in a foreign jurisdiction. In the six months ended June 30, 2010, we recorded penalties of $219 thousand and interest of $210 thousand primarily due to the uncertain tax position in a foreign jurisdiction. The penalties and interest, net of federal benefit, increased the effective tax rate in the three and six months ended June 30, 2010.
17. Stockholders’ Equity
Share Repurchase
     On April 25, 2005, our Board of Directors authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares in the three and six months ended June 30, 2010 and 2009. See Note 22 for further information on the share repurchase program.
Share Based Compensation
     On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of June 30, 2010, there were 525 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.
     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock, of which 136 thousand shares are remaining to issue. As of June 30, 2010, we also have 136 thousand shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
     On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 5.1 million shares pursuant to an amendment to the plan executed in May 2009. As of June 30, 2010, we have 924 thousand shares or restricted stock units remaining to issue and options to purchase 4.1 million shares and restricted stock units outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.
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
Stock Options
     Total share-based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended June 30, 2010 and 2009 was $590 thousand and $563 thousand, respectively. Total share-based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statement of operations, for the six months ended June 30, 2010 and 2009 was $1.2 million and $1.0 million, respectively.
     The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)
Outstanding at December 31, 2009	3,806,052	$6.49
Granted	719,335	4.32
Canceled and Forfeited	(174,135)	6.23

Outstanding at June 30, 2010	4,351,252	$6.14	$1,653	7.37

Exercisable at June 30, 2010	1,494,474	$8.70	$420	5.30

     There were no options granted during the three months ended June 30, 2010. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the three months ended June 30, 2009 was $1.23. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the six months ended June 30, 2010 and 2009 was $2.75 and $1.76, respectively.
     For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. There were no options exercised in the three and six months ended June 30, 2010 and 2009.
     As of June 30, 2010, there was $6.8 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
     Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended June 30, 2010 and 2009 was $775 thousand and $507 thousand, respectively. Total share based compensation recognized for restricted stock units for the six months ended June 30, 2010 and 2009 was $1.6 million and $1.0 million, respectively.
     The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life
			(In years)
Outstanding at December 31, 2009	1,562,108	$4.32
Granted	1,010,205	4.32
Canceled	(236,801)	4.55
Vested	(372,938)	5.79

Outstanding at June 30, 2010	1,962,574	$4.61	3.05

     As of June 30, 2010, there was $7.8 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.
     In the three months ended March 31, 2010, two restricted stock unit grants, at the vesting date, were paid in cash rather that stock, to recipients at our election. Total cash paid was $970 thousand, which did not exceed the fair value on the settlement date.
18. Related Party Transactions
     We have a minority investment in White Sky, Inc. (“White Sky”) and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three months ended June 30, 2010 and 2009, there was

$375 thousand and $441 thousand, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs. For the six months ended June 30, 2010 and 2009, there was $926 thousand and $613 thousand, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs.
19. Transfers from Noncontrolling Interest
     On July 1, 2009, we and CRG terminated our May 15, 2006 ownership agreement pursuant to which we established and operated SI. In connection with the termination, we formed SIH, which purchased from CRG (a) all of CRG’s equity in SI and (b) all of SI’s indebtedness (with an aggregate principal amount and accrued interest of $1.0 million) and certain payables (with a value of $125 thousand (based on current currency conversion rates)) to CRG. SIH paid the purchase price for this equity and indebtedness by delivery of a promissory note in favor of CRG with a principal amount of $1.4 million, accruing no interest and maturing in five years, with equal principal repayments due on June 30, 2012, June 30, 2013 and June 30, 2014. See Note 21 for further detail on the disposition of SI and the note payable with CRG.
     Changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary are accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest in SIH. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest were adjusted were recognized in our stockholders’ equity. As a result of the transaction, we reclassified the noncontrolling interest to stockholders’ equity in our condensed consolidated financial statements.
20. Segment and Geographic Information
     We have four reportable segments through the period ended June 30, 2010. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of SI on July 19, 2010, our Background Screening segment included the personnel and vendor background screening services provided by SI.
     We have recasted the results of our business segment data for the three and six months ended June 30, 2009 into the new operating segments for comparability with current presentation. The following table sets forth segment information for the three and six months ended June 30, 2010 and 2009:

	Consumer			Bail Bonds
	Products	Background	Online Brand	Industry
	and Services	Screening	Protection	Solutions	Consolidated
			(in thousands)
Three Months Ended June 30, 2010
Revenue	$91,507	$6,746	$496	$123	$98,872
Depreciation	1,955	203	5	—	2,163
Amortization	1,870	—	7	—	1,877
Income (loss) before income taxes and noncontrolling interest	$8,561	$593	$(94)	$(375)	$8,685
Three Months Ended June 30, 2009
Revenue	$85,182	$4,511	$520	$104	$90,317
Goodwill impairment charges	—	5,949	—	—	5,949
Depreciation	1,734	218	2	8	1,962
Amortization	1,934	116	17	107	2,174
Income (loss) before income taxes and noncontrolling interest	$3,308	$(6,785)	$(1,586)	$(507)	$(5,570)
Six Months Ended June 30, 2010
Revenue	$182,425	$11,846	$959	$231	$195,461
Depreciation	4,046	415	10	—	4,471
Amortization	4,162	—	14	—	4,176
Income (loss) before income taxes and noncontrolling interest	$9,351	$(239)	$(402)	$(771)	$7,939
Six Months Ended June 30, 2009
Revenue	$167,346	$8,945	$1,120	$175	$177,586
Goodwill impairment charges	—	6,163	—	—	6,163
Depreciation	3,660	435	4	13	4,112
Amortization	4,092	243	34	213	4,582
Income (loss) before income taxes and noncontrolling interest	$5,482	$(9,476)	$(1,709)	$(1,029)	$(6,732)

	Consumer			Bail Bonds
	Products	Background	Online Brand	Industry
	and Services	Screening	Protection	Solutions	Consolidated
			(in thousands)
As of June 30, 2010
Property, plant and equipment, net	$14,548	$2,035	$28	$34	$16,645

Identifiable assets	$163,565	$17,098	$11,757	$3,548	$195,968

As of December 31, 2009
Property, plant and equipment, net	$15,553	$2,212	$37	$—	$17,802

Identifiable assets	$165,995	$14,016	$9,210	$2,950	$192,171

Information concerning the revenues and total assets of principal geographic areas are as follows:

	United States	United Kingdom	Other	Consolidated
		(in thousands)
Revenue
For the three months ended June 30, 2010	$96,961	$1,729	$182	$98,872
For the three months ended June 30, 2009	89,274	981	62	90,317
For the six months ended June 30, 2010	192,303	2,846	312	195,461
For the six months ended June 30, 2009	175,451	2,024	111	177,586
Total assets
As of June 30, 2010	$190,349	$5,385	$234	$195,968
As of December 31, 2009	187,040	5,029	102	192,171
21. Discontinued Operations
     On July 19, 2010 we and SIH, entered into a membership interest purchase agreement with Sterling Infosystems, Inc., pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale is subject to customary representations, warranties, indemnifications, escrow and a further post-closing working capital adjustment.
     We evaluated the segment disposal for classification as held for sale under U.S. GAAP. We do not believe we met all the criteria required for held for sale classification or discontinued operations as of the balance sheet date. At the balance sheet date, management could not fully commit to sell the subsidiary without a formal Board of Director approval providing authorization to execute the transaction. This formal authorization to execute the transaction occurred after June 30, 2010. Our corporate governance policies require Board of Directors’ approval to completely commit and execute a sale of a long-lived asset, such as a subsidiary.
     The carrying value for SI, as of June 30, 2010, was ($2.4) million. We expect to recognize a gain on the disposition of our subsidiary in the third quarter of 2010.
     As a result of the sale, we remitted $1.4 million in full payment of a note payable entered into between SIH and CRG in 2009. We believe the payment of this note payable will result in a loss from debt extinguishment as the note payable is recorded at fair value under U.S. GAAP. We plan to record this loss from debt extinguishment and present the segment as held for sale and discontinued operations in the third quarter of 2010.
22. Subsequent Events
     On July 1, 2010 we entered into additional capital lease agreements for fixed assets of approximately $3.6 million. We will record the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheet.
     On July 30, 2010, as a result of the proceeds received from the disposition of SI, we prepaid the remaining balance and accrued interest on the term loan under our Credit Agreement of approximately $11.2 million. We are currently evaluating the impact, if any, the prepayment has on the accounting for the respective interest rate swap.

     On August 12, 2010, we announced a cash dividend of $.15 per share on our common stock, payable on September 10, 2010 to stockholders of record as of August 31, 2010.
     On August 12, 2010, we announced that our Board of Directors had increased the authorized amount under our existing share repurchase program to a total of $30.0 million of our common shares. This represents an increase of approximately $10.0 million with approximately $20.5 million remaining in the program. Repurchase under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 16, 2010, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, general economic conditions, including the effects of the recession in the U.S. and the worldwide economic slowdown, recent disruptions to the credit and financial markets in the U.S. and worldwide, economic conditions specific to our financial institutions clients, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.
     Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.
Overview
     We have four reportable segments through the period ended June 30, 2010: Consumer Products and Services, Background Screening, Online Brand Protection and Bail Bonds Industry Solutions. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of SI on July 19, 2010, our Background Screening segment included the personnel and vendor background screening services provided by SI.
     On August 12, 2010, we announced that our Board of Directors had increased the authorized amount under our existing share repurchase program to a total of $30.0 million of our common shares. This represents an increase of approximately $10.0 million with approximately $20.5 million remaining in the program. Repurchase under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions.
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
     The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Subscribers at beginning of period	4,238	4,536	4,301	4,730
New subscribers — indirect	191	241	420	451
New subscribers — direct (1)	293	572	765	1,121
Cancelled subscribers within first 90 days of subscription	(203)	(244)	(443)	(460)
Cancelled subscribers after first 90 days of subscription	(412)	(638)	(936)	(1,375)

Subscribers at end of period	4,107	4,467	4,107	4,467

Total revenue	$98,872	$90,317	$195,461	$177,586
Revenue from transactional sales	(7,938)	(5,624)	(13,874)	(11,405)
Revenue from lost/stolen credit card registry	(7)	(17)	(16)	(26)

Subscription revenue	$90,927	$84,676	$181,571	$166,155

Marketing and commissions	$42,493	$42,131	$90,391	$83,025
Commissions paid on transactional sales	—	(1)	(1)	(2)
Commissions paid on lost/stolen credit card registry	(22)	(18)	(34)	(42)

Marketing and commissions associated with subscription revenue	$42,471	$42,112	$90,356	$82,981

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

     Subscription revenue, net of marketing and commissions associated with subscription revenue, is a non-GAAP financial measure that we believe is important to investors and one that we utilize in managing our business as subscription revenue normalizes the effect of changes in the mix of indirect and direct marketing arrangements.
     Background Screening
     Through our subsidiary, Screening International, we provided a variety of risk management tools for the purpose of personnel and vendor background screening services, including criminal background checks, driving records, employment verification and reference checks, drug testing and credit history checks to businesses worldwide. Our background screening services integrated data from various automated sources throughout the world, additional manual research findings from employees and subcontractors, and internal business logic that assists in decision making. Our background screening services were generally sold to corporate clients under contractual arrangements with individual per unit prices for specific service specifications. Due to substantial differences in both service specifications and associated data acquisition costs, prices for our background screening services varied significantly among clients and geographies.
     Our clients included leading US, UK and global companies in such areas as manufacturing, staffing and recruiting agencies, financial services, retail and transportation. Our clients were primarily located in the US and the UK. Several of our clients have operations in other countries, and use our services in connection with those operations. We had other clients in various countries, and expected the number of these clients to increase as we developed our global background screening business. Because we serviced the majority of our clients through our operations in the US and the UK, we considered those two locations to be the sources of our business for purposes of allocating revenue on a geographic basis.
     We generally marketed our background screening services to businesses through an internal sales force. Our services were offered to businesses on a local or global basis. Prices for our services varied based upon complexity of the services offered, the cost of performing these services and competitive factors. Control Risks Group, Ltd, our former business partner, provided marketing assistance and services and licensed certain trademarks to Screening International, under which our services were branded in certain geographic areas.
     On July 19, 2010 we and SIH, entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale is subject to customary representations, warranties, indemnifications, escrow and a further post-closing working capital adjustment.
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
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2010, goodwill of $43.2 million and $3.7 million resided in our Consumer Products and Services and Background Screening reporting units, respectively.
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
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three and six months ended
     June 30, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the second quarter of 2010.
     Due to the deterioration in the general economic environment and decline in our market capitalization through June 30, 2009, we concluded a triggering event had occurred indicating potential impairment in our Background Screening reporting unit. We determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We calculated the value of our reporting units by utilizing an income and market based approach. The value under the income approach is developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. However, the comparison of the values calculated using the income and market based approach to our market capitalization resulted in a value significantly in excess of our market capitalization. We therefore proportionally allocated the market capitalization, including a reasonable control premium, to the reporting units to determine the implied fair value of the reporting units. The carrying value of our Background Screening reporting unit exceeded its implied fair value based on this analysis as of June 30, 2009, which resulted in an impairment of goodwill in our Background Screening reporting unit.
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
     Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of June 30, 2010. Our Background Screening reporting unit had $3.7 million of goodwill remaining as of June 30, 2010. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.
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

     During the three and six months ended June 30, 2010 and 2009, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. Therefore, we were not required to perform an analysis of our long-lived assets in the three or six months ended June 30, 2010 and 2009.
Revenue Recognition
     We recognize revenue on 1) identity theft, credit management and background screening services, 2) accidental death insurance and 3) other membership products.
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
Identity Theft and Credit Management Services
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

     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2010 and December 31, 2009 were $1.3 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
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
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	67.8%	55.4%
Risk-free interest rate	2.8%	2.0%
Expected life of options	6.2 years	6.2 years
     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past. As such, the dividend yield used in our valuations for the three and six months ended June 30, 2010 and 2009 were zero.
     Expected Volatility. The expected volatility of the options granted was estimated based upon our historical share price volatility, as well as the average volatility of comparable public companies. We will continue to review our estimate in the future.
     Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
     Expected Term. The expected term of options granted during the six months ended June 30, 2010 and 2009 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the six months ended June 30, 2010 and 2009, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
     In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax income, we included certain items, treated as discrete events, to arrive at an estimated overall tax amount for the six months ended June 30, 2010. See Note 16 for additional information.
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
     In March 2010, an update was made to “Derivatives and Hedging”. This update provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception. This update is effective for each reporting entity at the beginning of the first fiscal quarter beginning after June 15, 2010. We have adopted the provisions of this update as of June 30, 2010 and there was no material impact to our condensed consolidated financial statements.
     In April 2010, an update was made to “Revenue Recognition — Milestone Method”. This update provides amendments to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Earlier adoption is permitted. We have adopted the provisions of this update as of June 30, 2010 and there was no material impact to our condensed consolidated financial statements.
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
     In April 2010, an update was made to “Compensation – Stock Compensation". This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
Results of Operations
     We have four reportable segments through the period ended June 30, 2010. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of SI on July 19, 2010, our Background Screening segment included the personnel and vendor background screening services provided by SI.
Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009 (in thousands):
     The condensed consolidated results of operations are as follows:

	Consumer
	Products			Bail Bonds
	and	Background	Online Brand	Industry
	Services	Screening	Protection	Solutions	Consolidated
Three Months Ended June 30, 2010
Revenue	$91,507	$6,746	$496	$123	$98,872
Operating expenses:
Marketing	12,684	—	—	—	12,684
Commissions	29,809	—	—	—	29,809
Cost of revenue	21,755	3,634	143	12	25,544
General and administrative	14,323	2,289	435	486	17,533
Depreciation	1,955	203	5	—	2,163
Amortization	1,870	—	7	—	1,877

Total operating expenses	82,396	6,126	590	498	89,610

Income (loss) from operations	$9,111	$620	$(94)	$(375)	$9,262

Three Months Ended June 30, 2009
Revenue	$85,182	$4,511	$520	$104	$90,317
Operating expenses:
Marketing	15,346	—	—	—	15,346
Commissions	26,785	—	—	—	26,785
Cost of revenue	22,581	2,997	228	42	25,848
General and administrative	13,425	2,814	1,858	455	18,552
Impairment	—	5,949	—	—	5,949
Depreciation	1,734	218	2	8	1,962
Amortization	1,934	116	17	107	2,174

Total operating expenses	81,805	12,094	2,105	612	96,616

Income (loss) from operations	$3,377	$(7,583)	$(1,585)	$(508)	$(6,299)

Consumer Products and Services Segment
OVERVIEW
     Our income from operations in our Consumer Products and Services segment increased in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This is primarily due to growth in revenue from existing clients, decreased marketing expenses in our direct subscription and direct to consumer business, partially offset by increased commissions on as a result of increased sales in our ongoing direct subscriber base. Our subscription revenue (see Other Data) increased to $90.9 million from $84.7 million in the comparable period.

	Three Months Ended June 30,
	2010	2009	Difference	%
Revenue	$91,507	$85,182	$6,325	7.4%
Operating expenses:
Marketing	12,684	15,346	(2,662)	(17.4)%
Commissions	29,809	26,785	3,024	11.3%
Cost of revenue	21,755	22,581	(826)	(3.7)%
General and administrative	14,323	13,425	898	6.7%
Depreciation	1,955	1,734	221	12.8%
Amortization	1,870	1,934	(64)	(3.3)%

Total operating expenses	82,396	81,805	591	0.7%

Income from operations	$9,111	$3,377	$5,734	169.8%

     Revenue. The increase in revenue is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct marketing arrangements to revenue from indirect subscribers and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has increased to 88.8% for the three months ended June 30, 2010 from 87.2% in the three months ended June 30, 2009.
     Total subscriber additions for the three months ended June 30, 2010 were 484 thousand compared to 813 thousand in the three months ended June 30, 2009.
     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	June 30,
	2010	2009
Percentage of subscribers from direct marketing arrangements to total subscribers	60.8%	58.7%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	60.5%	70.4%
Percentage of revenue from direct marketing arrangements to total subscription revenue	88.8%	87.2%
     Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. Marketing expense decreased 17.4% to $12.7 million for the three months ended June 30, 2010 from $15.3 million for the three months ended June 30, 2009. The decrease is primarily a result of a decrease in marketing for our direct to consumer business and marketing for our direct subscription business with existing clients. Amortization of deferred subscription solicitation costs related to marketing for the three months ended June 30, 2010 and 2009 were

$11.4 million and $12.3 million, respectively. Marketing costs expensed as incurred for the three months ended June 30, 2010 and 2009 were $1.3 million and $3.1 million, respectively, as a result of a decrease in marketing expenses related to broadcast media, which do not meet the criteria for capitalization, for our direct to consumer business.
     As a percentage of revenue, marketing expenses decreased to 13.9% for the three months ended June 30, 2010 from 18.0% for the three months ended June 30, 2009.
     Commissions Expenses. Commission expenses consist of commissions paid to our clients. Commission expenses increased 11.3% to $29.8 million for the three months ended June 30, 2010 from $26.8 million for the three months ended June 30, 2009. The increase is related to an increase in sales and subscribers from our direct marketing arrangements with existing clients, as well as an increase in the effective commission rate.
     As a percentage of revenue, commission expenses increased to 32.6% for the three months ended June 30, 2010 from 31.4% for the three months ended June 30, 2009, primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. Cost of revenue decreased 3.7% to $21.8 million for the three months ended June 30, 2010 from $22.6 million for the three months ended June 30, 2009. The decrease in cost of revenue is primarily the result of reduced data and fulfillment costs required to support new members of $1.1 million, partially offset by higher data costs required to support the ongoing subscriber base.
     As a percentage of revenue, cost of revenue decreased to 23.8% for the three months ended June 30, 2010 compared to 26.5% for the three months ended June 30, 2009, as a result of an increase in the ratio of revenue from direct marketing arrangements.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. General and administrative expenses increased 6.7% to $14.3 million for the three months ended June 30, 2010 from $13.4 million for the three months ended June 30, 2009. The increase in general and administrative expenses is primarily related to increased payroll costs.
     Total share based compensation expense for the three months ended June 30, 2010 and 2009 was $1.4 million and $1.1 million, respectively.
     As a percentage of revenue, general and administrative expenses remained unchanged at 15.7% for the three months ended June 30, 2010 and 15.7% for the three months ended June 30, 2009.
     Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to additional assets placed in service.
     As a percentage of revenue, depreciation expenses increased to 2.1% for the three months ended June 30, 2010 from 2.0% for the three months ended June 30, 2009.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization decreased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
     As a percentage of revenue, amortization expenses decreased to 2.0% for the three months ended June 30, 2010 from 2.3% for the three months ended June 30, 2009.
Background Screening Segment
     Our Background Screening segment consisted of the personnel and vendor background screening services provided by SI. On July 19, 2010 we and SIH, entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI.

OVERVIEW
     In our Background Screening segment we had income from operations in the three months ended June 30, 2010 as compared to a loss from operations in the three months ended June 30, 2009. This is primarily due to the effects of a goodwill impairment in the three months ended June 30, 2009 and increased revenue. Volume of background screens has increased 120.5% in the three months ended June 30, 2010 from the three months ended June 30, 2009.

	Three Months Ended June 30,
	2010	2009	Difference	%
Revenue	$6,746	$4,511	$2,235	49.5%
Operating expenses:
Cost of revenue	3,634	2,997	637	21.3%
General and administrative	2,289	2,814	(525)	(18.7)%
Impairment	—	5,949	(5,949)	(100.0)%
Depreciation	203	218	(15)	(6.9)%
Amortization	—	116	(116)	(100.0)%

Total operating expenses	6,126	12,094	(5,968)	49.4%

Income (loss) from operations	$620	$(7,583)	$8,203	108.2%

     Revenue. Revenue increased 49.5% to $6.7 million for the three months ended June 30, 2010 from $4.5 million for the three months ended June 30, 2009. The increase in revenue is primarily attributable to increases in volume from all operations, which increased domestic revenue by $1.4 million and UK revenue of $749 thousand.
     Cost of Revenue. Cost of revenue consists of the costs to fulfill background screens and is composed of direct labor costs, consultant costs, database fees and access fees. Cost of revenue increased 21.3% to $3.6 million for the three months ended June 30, 2010 from $3.0 million for the three months ended June 30, 2009. The increase is due to increased database and other data fees, due to increases in volume, of $547 thousand and increased domestic labor costs of $200 thousand. The increases are partially offset by labor reductions in the UK of $93 thousand.
     As a percentage of revenue, cost of revenue was 53.9% for the three months ended June 30, 2010 compared to 66.4% for the three months ended June 30, 2009
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and account management functions. General and administrative expenses decreased 18.7% to $2.3 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009. The decrease in general and administrative expenses is primarily attributable to cost reduction initiatives of $377 thousand and reductions in payroll costs of $144 thousand.
     As a percentage of revenue, general and administrative expenses decreased to 33.9% for the year ended June 30, 2010 from 62.4% for the year ended June 30, 2009.
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
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three months ended June 30, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the second quarter of 2010.
Online Brand Protection Segment
     Our loss from operations in our Online Brand Protection segment decreased for the three months ended June 30, 2010 as compared to the three months year ended June 30, 2009 primarily due to reductions in general and administrative costs from ongoing litigation and regulatory compliance issues.

	Three Months Ended June 30,
	2010	2009	Difference	%
Revenue	$496	$520	$(24)	(4.6)%
Operating expenses:
Cost of revenue	143	228	(85)	(37.3)%
General and administrative	435	1,858	(1,423)	(76.6)%
Depreciation	5	2	3	150.0%
Amortization	7	17	(10)	(58.8)%

Total operating expenses	590	2,105	(1,515)	72.0%

Loss from operations	$(94)	$(1,585)	$1,491	94.1%

     Revenue. Revenue decreased $24 thousand for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue decreased by $85 thousand for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to the reductions in direct labor costs.
     As a percentage of revenue, cost of revenue was 28.8% for the three months ended June 30, 2010 compared to 43.9% for the three months ended June 30, 2009.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and program and account functions. General and administrative expenses primarily decreased due to a reduction in legal fees associated with our ongoing litigation and regulatory compliance issues.
     As a percentage of revenue, general and administrative expenses decreased to 87.7% for the three months ended June 30, 2010 from 357.3% for the three months ended June 30, 2009.
Bail Bonds Industry Solutions Segment
     Our loss from operations in our Bail Bonds Industry Solutions Segment decreased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease in loss from operations is driven by slight growth in revenue and decreased amortization expense. The general economic slowdown has impacted revenue growth, along with slower growth for this early stage business in a new market.

	Three Months Ended June 30,
	2010	2009	Difference	%
Revenue	$123	$104	$19	18.3%
Operating expenses:
Cost of revenue	12	42	(30)	(71.4)%
General and administrative	486	455	31	6.8%
Depreciation	—	8	(8)	(100.0)%
Amortization	—	107	(107)	(100.0)%

Total operating expenses	498	612	(114)	18.6%

Loss from operations	$(375)	$(508)	$133	26.2%

     Revenue. Revenue increased $19 thousand for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
     Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue decreased from the three months ended June 30, 2010 to the three months ended June 30, 2009.
     As a percentage of revenue, cost of revenue was 9.8% for the three months ended June 30, 2010 compared to 40.4% for the three months ended June 30, 2009.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions. Our general and administrative expenses increased $31 thousand for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization decreased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This was due to impairment of amortizable intangible assets in late 2009.
Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009 (in thousands):
     The condensed consolidated results of operations are as follows:

	Consumer
	Products			Bail Bonds
	and	Background	Online Brand	Industry
	Services	Screening	Protection	Solutions	Consolidated
Six Months Ended June 30, 2010
Revenue	$182,425	$11,846	$959	$231	$195,461
Operating expenses:
Marketing	29,787	—	—	—	29,787
Commissions	60,604	—	—	—	60,604
Cost of revenue	44,740	6,640	305	35	51,720
General and administrative	28,562	4,543	1,033	967	35,105
Depreciation	4,046	415	10	—	4,471
Amortization	4,162	—	14	—	4,176

Total operating expenses	171,901	11,598	1,362	1,002	185,863

Income (loss) from operations	$10,524	$248	$(403)	$(771)	$9,598

Six Months Ended June 30, 2009
Revenue	$167,346	$8,945	$1,120	$175	$177,586
Operating expenses:
Marketing	30,375	—	—	—	30,375
Commissions	52,650	—	—	—	52,650
Cost of revenue	44,696	6,151	440	97	51,384
General and administrative	25,945	6,054	2,350	881	35,230
Impairment	—	6,163	—	—	6,163
Depreciation	3,660	435	4	13	4,112
Amortization	4,092	243	34	213	4,582

Total operating expenses	161,418	19,046	2,828	1,204	184,496

Income (loss) from operations	$5,928	$(10,101)	$(1,708)	$(1,029)	$(6,910)

Consumer Products and Services Segment
OVERVIEW
     Our income from operations in our Consumer Products and Services segment increased in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This is primarily due to growth in revenue from existing clients partially offset by increased commissions as a result of increased sales in our ongoing direct subscriber base and increased general and administrative expenses. Our subscription revenue (see Other Data) increased to $181.6 million from $166.2 million in the comparable period.

	Six Months Ended June 30,
	2010	2009	Difference	%
Revenue	$182,425	$167,346	$15,079	9.0%
Operating expenses:
Marketing	29,787	30,375	(588)	(1.9)%
Commissions	60,604	52,650	7,954	15.1%
Cost of revenue	44,740	44,696	44	0.1%
General and administrative	28,562	25,945	2,617	10.1%
Depreciation	4,046	3,660	386	10.6%
Amortization	4,162	4,092	70	1.7%

Total operating expenses	171,901	161,418	10,483	6.5%

Income from operations	$10,524	$5,928	$4,596	77.5%

     Revenue. The increase in revenue is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct marketing arrangements to revenue from indirect subscribers and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has increased to 88.7% for the six months ended June 30, 2010 from 87.1% in the six months ended June 30, 2009.
     Total subscriber additions for the six months ended June 30, 2010 were 1.2 million compared to 1.6 million in the six months ended June 30, 2009.
     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Six Months Ended
	June 30,
	2010	2009
Percentage of subscribers from direct marketing arrangements to total subscribers	60.8%	58.7%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	64.5%	71.3%
Percentage of revenue from direct marketing arrangements to total subscription revenue	88.7%	87.1%
     Marketing Expenses. Marketing expense decreased 1.9% to $29.8 million for the six months ended June 30, 2010 from $30.4 million for the six months ended June 30, 2009. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients and our direct to consumer business. Amortization of deferred subscription solicitation costs related to marketing for the six months ended June 30, 2010 and 2009 were $23.7 million and $23.9 million, respectively. Marketing costs expensed as incurred for the six months ended June 30, 2010 and 2009 were $6.1 million and $6.4 million, respectively.
     As a percentage of revenue, marketing expenses decreased to 16.3% for the six months ended June 30, 2010 from 18.2% for the six months ended June 30, 2009.
     Commissions Expenses. Commission expenses increased 15.1% to $60.6 million for the six months ended June 30, 2010 from $52.7 million for the six months ended June 30, 2009. The increase is related to an increase in sales and subscribers from our direct marketing arrangements with existing clients, as well as an increase in the effective commission rate.
     As a percentage of revenue, commission expenses increased to 33.2% for the six months ended June 30, 2010 from 31.5% for the six months ended June 30, 2009, primarily due to the increased proportion of revenue from direct marketing arrangements with ongoing clients.
     Cost of Revenue. Cost of revenue increased 0.1% and was $44.7 million for the six months ended June 30, 2010 and June 30, 2009, respectively.
     As a percentage of revenue, cost of revenue decreased slightly to 24.5% for the six months ended June 30, 2010 compared to 26.7% for the six months ended June 30, 2009, as a result of an increase in the ratio of revenue from direct marketing arrangements.
     General and Administrative Expenses. General and administrative expenses increased 10.1% to $28.6 million for the six months ended June 30, 2010 from $25.9 million for the six months ended June 30, 2009. The increase in general and administrative expenses is primarily related to increased payroll costs and professional fees.

     Total share-based compensation expense in our consolidated statements of operations for the six months ended June 30, 2010 and 2009 was $2.8 million and $2.0 million, respectively.
     As a percentage of revenue, general and administrative expenses increased to 15.7% for the six months ended June 30, 2010 from 15.5% for the six months ended June 30, 2009.
     Depreciation. Depreciation expense increased by $386 thousand for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to an increase in assets placed into service in the six months ended June 30, 2010.
     As a percentage of revenue, depreciation expenses was 2.2% for the six months ended June 30, 2010 and 2009, respectively.
     Amortization. Amortization increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
     As a percentage of revenue, amortization expenses decreased to 2.3% for the six months ended June 30, 2010 from 2.4% for the six months ended June 30, 2009.
Background Screening Segment
     Our Background Screening segment, consisted of the personnel and vendor background screening services provided by SI. On July 19, 2010 we and SIH, entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI.
OVERVIEW
     In our Background Screening segment we had income from operations in the six months ended June 30, 2010 as compared to a loss from operations in the six months ended June 30, 2009. This is primarily due to goodwill impairments in the six months ended June 30, 2009, increased revenue in all operations and reductions in general and administrative costs from our cost reduction initiatives. Volume of background screens has increased 57.6% in the six months ended June 30, 2010 from the six months ended June 30, 2009.

	Six Months Ended June 30,
	2010	2009	Difference	%
Revenue	$11,846	$8,945	$2,901	32.4%
Operating expenses:
Cost of revenue	6,640	6,151	489	8.0%
General and administrative	4,543	6,054	(1,511)	(25.0)%
Impairment	—	6,163	(6,163)	(100.0)%
Depreciation	415	435	(20)	(4.6)%
Amortization	—	243	(243)	(100)%

Total operating expenses	11,598	19,046	(7,448)	39.1%

Income (loss) from operations	$248	$(10,101)	$10,349	102,5%

     Revenue. Revenue increased 32.4% to $11.8 million for the six months ended June 30, 2010 from $8.9 million for the six months ended June 30, 2009. The increase in revenue is primarily attributable to increases in volume within all operations, which increased domestic revenue by $1.9 million and UK revenue of $817 thousand.
     Cost of Revenue. Cost of revenue increased 8.0% to $6.6 million for the six months ended
     June 30, 2010 from $6.2 million for the six months ended June 30, 2009. The increase is due to increased database and other data fees, due to increases in volume, of $749 thousand and increased domestic labor costs of $305 thousand. The increases were partially offset by labor reductions in the UK of $526 thousand.
     As a percentage of revenue, cost of revenue was 56.1% for the six months ended June 30, 2010 compared to 68.8% for the six months ended June 30, 2009.
     General and Administrative Expenses. General and administrative expenses decreased 25.0% to $4.5 million for the six months ended June 30, 2010 from $6.1 million for the six months ended June 30, 2009. The decrease in general and administrative expenses is primarily attributable to cost reduction initiatives of $786 thousand and reductions in payroll costs of $700 thousand.
     As a percentage of revenue, general and administrative expenses decreased to 38.4% for the year ended June 30, 2010 from 67.7% for the year ended June 30, 2009.
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
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the six months ended June 30, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the second quarter of 2010.
Online Brand Protection Segment
     Our loss from operations in our Online Brand Protection segment decreased for the six months ended June 30, 2010 as compared to the six months year ended June 30, 2009 primarily due to reductions in general and administrative costs associated with our ongoing litigation and regulatory compliance issues.

	Six Months Ended June 30,
	2010	2009	Difference	%
Revenue	$959	$1,120	$(161)	(14.4)%
Operating expenses:
Cost of revenue	305	440	(135)	(30.7)%
General and administrative	1,033	2,350	(1,317)	(56.0)%
Depreciation	10	4	6	150.0%
Amortization	14	34	(20)	(58.8)%

Total operating expenses	1,362	2,828	(1,466)	51.8%

Loss from operations	$(403)	$(1,708)	$1,305	76.4%

     Revenue. Revenue decreased $161 thousand for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease is primarily due to the general economic slowdown, which negatively impacted sales in the six months ended June 30, 2010.
     Cost of Revenue. Cost of revenue decreased by $135 thousand for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to reductions in direct labor costs.
     As a percentage of revenue, cost of revenue was 31.8% for the six months ended June 30, 2010 compared to 39.3% for the six months ended June 30, 2009.
     General and Administrative Expenses. General and administrative expenses primarily decreased due to a reduction in legal fees in our ongoing litigation and regulatory compliance issues.
     As a percentage of revenue, general and administrative expenses decreased to 107.7% for the six months ended June 30, 2010 from 209.8% for the six months ended June 30, 2009.
Bail Bonds Industry Solutions Segment
     Our loss from operations in our Bail Bonds Industry Solutions Segment decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease in loss from operations is primarily driven by decreased amortization expense. The general economic slowdown has impacted revenue growth, along with slower growth for this early stage business in a new market.

	Six Months Ended June 30,
	2010	2009	Difference	%
Revenue	$231	$175	$56	32.0%
Operating expenses:
Cost of revenue	35	97	(62)	(63.9)%
General and administrative	967	881	86	9.8%
Depreciation	—	13	(13)	(100.0)%
Amortization	—	213	(213)	(100.0)%

Total operating expenses	1,002	1,204	(202)	16.8%

Loss from operations	$(771)	$(1,029)	$258	25.1%

     Revenue. Revenue increased $56 thousand for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
     Cost of Revenue. Cost of revenue decreased from the six months ended June 30, 2010 to the six months ended June 30, 2009.
     As a percentage of revenue, cost of revenue was 15.2% for the six months ended June 30, 2010 compared to 55.4% for the six months ended June 30, 2009.
     General and Administrative Expenses. The general and administrative expenses increased $86 thousand for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
     As a percentage of revenue, general and administrative expenses decreased to 418.6% for the six months ended June 30, 2010 from 503.4% for the six months ended June 30, 2009.
     Amortization. Amortization decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This was due to impairment of amortizable intangible assets in late 2009.
     As a percentage of revenue, amortization expenses decreased 100.0% for the six months ended June 30, 2010 from the six months ended June 30, 2009.
Interest Income
     Interest income decreased to $6 thousand for the three months ended June 30, 2010 from $98 thousand for the three months ended June 30, 2009. Interest income decreased 92.3% to $11 thousand for the six months ended June 30, 2010 from $142 thousand for the six months ended June 20, 2009. This is primarily attributable to the decrease in the interest rates earned on short-term investments.
Interest Expense
     Interest expense increased to $560 thousand for the three months ended June 30, 2010 from $288 thousand for the three months ended June 30, 2009. Interest expense increased to $1.2 million for the six months ended June 30, 2010 from $437 thousand for the six months ended June 30, 2009. The increase in interest expense for both the three and six months ended June 30, 2010 is primarily attributable to the increase in uncertain tax positions of $3.2 million, on which interest expense is recorded.
     In 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement.
Other (Expense) Income
     Other expense decreased to $23 thousand for the three months ended June 30, 2010 from income of $919 thousand for the three months ended June 30, 2009. Other expense decreased to $472 thousand for the six months ended June 30, 2010 from income of $473 thousand for the six months ended June 30, 2009. This is primarily attributable to the increase in the foreign currency transaction loss resulting from exchange rate fluctuations over the current period.

Income Taxes
     Our consolidated effective tax rate for the three months ended June 30, 2010 and 2009 was 40.4% and (3.7%), respectively. Our consolidated effective tax rate for the six months ended June 30, 2010 and 2009 was 48.3% and (12.8%), respectively The change is primarily due to the utilization of domestic operating losses incurred in the Background Screening segment due to the acquisition of the remaining non-controlling interest in this segment in the year ended December 31, 2009. As of June 30, 2010, we continued to have a valuation allowance against the foreign deferred tax assets of the Background Screening segment.
     In addition, our liability increased by approximately $3.2 million primarily related to an uncertain tax position in a foreign jurisdiction in the six months ended June 30, 2010. This liability is recorded in other long-term liabilities in our condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended June 30, 2010, we recorded interest of $24 thousand primarily due to the uncertain tax position in a foreign jurisdiction. In the six months ended June 30, 2010, we recorded penalties of $219 thousand and interest of $210 thousand primarily due to the uncertain tax position in a foreign jurisdiction The penalties and interest, net of federal benefit, increased the effective tax rate in the three and six months ended June 30, 2010.
Liquidity and Capital Resources
     Cash and cash equivalents were $29.0 million as of June 30, 2010 compared to $12.4 million as of December 31, 2009. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
     As of June 30, 2010 and December 31, 2009 we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments in our condensed consolidated financial statements.
     Our accounts receivable balance as of June 30, 2010 was $24.7 million, including approximately $3.3 million related to our Background Screening segment, compared to $25.1 million, including approximately $1.8 million related to our Background Screening segment, as of December 31, 2009. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account, several large balances with some of the top financial institutions and accounts receivable associated with background screening clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients, however, we do provide for an allowance for doubtful accounts with respect to background screening clients and corporate brand protection clients. Given the events in the financial markets, we are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
     Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $38.5 million as of June 30, 2010 compared to $25.0 million as of December 31, 2009. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments, interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Six Months Ended June 30,
	2010	2009	Difference
		(In thousands)
Cash flows provided by operating activities	$26,262	$11,149	$15,113
Cash flows used in investing activities	(4,251)	(3,532)	(719)
Cash flows used in financing activities	(5,440)	(4,574)	(866)
Effect of exchange rate changes on cash and cash equivalents	(3)	151	(154)

Net increase in cash and cash equivalents	16,568	3,194	13,374
Cash and cash equivalents, beginning of year	12,394	10,762	1,632

Cash and cash equivalents, end of year	$28,962	$13,956	$15,006

     Cash flows provided by operations was $26.3 million for the six months ended June 30, 2010 compared to $11.1 million for the six months ended June 30, 2009. The $15.2 million increase in cash flows provided by operations was primarily the result of an increase in earnings, a decrease in cash paid for subscriber marketing and prepaid commissions and a decrease in other assets due to payment on a trade receivable partially offset by an increase in accounts receivable. In the six months ended June 30, 2010, net cash used in operations for deferred subscription solicitation costs was $26.0 million as compared to $36.7 million in the six months ended June 30, 2009. Our agreements are short-term in nature and are not a “continuing contract” because either party may generally terminate the agreements without cause at any time, without penalty. Due to the short-term nature of these agreements, our clients could, at any time, re-negotiate (and at times have renegotiated) any of the key terms, including price, marketing and commission arrangements. Our operating results will continue to be impacted by the non-cash amortization of prepaid commissions, as well as the amortization of the deferred subscription solicitation costs. If we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.
     Cash flows used in investing activities was $4.3 million for the six months ended June 30, 2010 compared to $3.5 million during the six months ended June 30, 2009. The increase in cash flows used in investing activities for the six months ended June 30, 2010 was primarily attributable to the additional long-term investment in White Sky, Inc.
     Cash flows used in financing activities was $5.4 million compared to $4.6 million for the six months ended June 30, 2010 and 2009, respectively. Cash flows used in financing activities for the six months ended June 30, 2010 was primarily attributable to a cash distribution on vesting of restricted stock units of $970 thousand.
     On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. In July 2009, we entered into a third amendment to the Credit Agreement. The amendment related to the termination and ongoing operations of Screening International, including the formation of a new domestic subsidiary that will not join in the Credit Agreement as a co-borrower, and to clarify other matters related to the termination and the ongoing operations of Screening International. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.00% to 2.75% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as require a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. As of June 30, 2010, the outstanding interest rate was 1.4% and principal balance under the Credit Agreement was $34.1 million.
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
     The interest rate swaps on our outstanding term loan amount and a portion of our outstanding revolving line of credit have notional amounts of $12.3 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our term loan (0.4% at June 30, 2010) to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit (0.4% at June 30, 2010) to a fixed rate of 3.4% per annum through December 2011.
     The notional amount of the term loan interest rate swap amortizes on a monthly basis through December 2011 and the notional amount on the revolving line of credit amortized to $10.0 million in 2009. Both swaps terminate in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged borrowings. Accordingly, we do not recognize any ineffectiveness on the swaps. For the six months ended June 30, 2010, there was no material ineffective portion of the hedge and therefore, no impact to the condensed consolidated statement of operations.

      On August 12, 2010, we announced that our Board of Directors had increased the authorized amount under our existing share repurchase program to a total of $30.0 million of our common shares. This represents an increase of approximately $10.0 million from the approximately $20.5 million remaining in the program. Repurchase under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. We did not repurchase any common stock in the six months ended June 30, 2010 or 2009, respectively.
     On July 19, 2010 we and SIH, entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale is subject to customary representations, warranties, indemnifications, escrow and a further post-closing working capital adjustment. As a result of the proceeds received from the sale of SI, we prepaid the remaining balance and accrued interest on the term loan under our Credit Agreement of approximately $11.2 million. The outstanding balance of the revolving credit facility under the Credit Agreement is $23.0 million.
      On August 12, 2010, we announced a cash dividend of $.15 per share on our common stock, payable on September 10, 2010 to stockholders of record as of August 31, 2010.
Contractual Obligations
     We entered into an agreement with a provider of identity theft products under which we are required to pay non-refundable minimum payments totaling $1.5 million during the year ended December 31, 2010, in exchange for exclusivity.
     During the six months ended June 30, 2010, we entered into additional capital lease agreements for approximately $170 thousand. Additionally, in the six months ended June 30, 2010, we financed certain software development costs. These costs did not meet the criteria for capitalization. Amounts owed under this arrangement as of June 30, 2010 are $212 thousand and $258 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our condensed consolidated financial statements.
     On July 1, 2010, we entered into additional capital lease agreements for fixed assets of approximately $3.6 million. The minimum fixed commitments related to this capital lease agreement are $400 thousand, $801 thousand, $801 thousand, $801 thousand, $801 thousand, and $400 thousand for the years ended December 31, 2010, 2011, 2012, 2013, 2014 and 2015, respectively.

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
     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTERSECTIONS INC.
	By:	/s/ Madalyn C. Behneman
Madalyn C. Behneman
Date: August 12, 2010		Principal Financial Officer