Form 10-Q
period 2010-09-30
INTERSECTIONS INC
filed 2010-11-15
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
     As of November 9, 2010 there were 18,858,401 shares of common stock, $0.01 par value, issued and 17,741,985 shares outstanding, with 1,116,416 shares of treasury stock.

Form 10-Q
September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$89,326	$88,324	$272,940	$256,965
Operating expenses:
Marketing	11,828	15,492	41,615	45,868
Commissions	28,731	28,232	89,335	80,882
Cost of revenue	21,528	22,682	66,610	67,915
General and administrative	16,024	15,420	46,585	44,595
Depreciation	2,039	1,753	6,094	5,430
Amortization	1,394	1,795	5,570	6,134

Total operating expenses	81,544	85,374	255,809	250,824

Income from operations	7,782	2,950	17,131	6,141
Interest income	5	6	16	148
Interest expense	(527)	(443)	(1,658)	(843)
Other (expense) income, net	(224)	229	(274)	40

Income from continuing operations before income taxes	7,036	2,742	15,215	5,486
Income tax expense	(2,663)	(1,206)	(6,292)	(2,070)

Income from continuing operations	4,373	1,536	8,923	3,416

Income (loss) from discontinued operations, net of tax	63	(1,187)	(379)	(10,663)
Gain on disposal of discontinued operations	5,868	—	5,868	—
Net loss attributable to noncontrolling interest in discontinued operations	—	—	—	4,380

Income (loss) from discontinued operations	5,931	(1,187)	5,489	(6,283)

Net income (loss) attributable to Intersections, Inc.	$10,304	$349	$14,412	$(2,867)

Basic earnings (loss) per share:
Net income from continuing operations	$0.25	$0.09	$0.50	$0.20
Net income (loss) from discontinued operations	0.33	(0.07)	0.31	(0.36)

Basic earnings (loss) per share	$0.58	$0.02	$0.81	$(0.16)

Diluted earnings (loss) per share:
Net income from continuing operations	$0.24	$0.09	$0.49	$0.20
Net income (loss) from discontinued operations	0.32	(0.07)	0.30	(0.36)

Diluted earnings (loss) per share	$0.56	$0.02	$0.79	$(0.16)

Cash dividends paid per common share	$0.15	$—	$0.15	$—

Weighted average shares outstanding:
Basic	17,759	17,534	17,688	17,470
Diluted	18,568	17,851	18,175	17,598
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,330	$12,394
Short-term investments	4,994	4,995
Accounts receivable, net of allowance for doubtful accounts $104 (2010) and $374 (2009)	17,659	25,111
Prepaid expenses and other current assets	5,617	5,182
Income tax receivable	5,640	2,460
Deferred subscription solicitation costs	26,808	34,256

Total current assets	89,048	84,398

PROPERTY AND EQUIPMENT, net	17,854	17,802
DEFERRED TAX ASSET, net	6,983	3,700
LONG-TERM INVESTMENT	4,327	3,327
GOODWILL	43,235	46,939
INTANGIBLE ASSETS, net	16,043	21,613
OTHER ASSETS	8,144	14,392

TOTAL ASSETS	$185,634	$192,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$7,000
Capital leases, current portion	1,353	1,028
Accounts payable	3,168	9,168
Accrued expenses and other current liabilities	15,527	17,255
Accrued payroll and employee benefits	2,673	2,782
Commissions payable	755	2,044
Deferred revenue	4,698	5,202
Deferred tax liability, net, current portion	15,275	14,879

Total current liabilities	43,449	59,358

LONG-TERM DEBT	21,000	31,393
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	2,446	1,681
OTHER LONG-TERM LIABILITIES	7,284	3,332

TOTAL LIABILITIES	74,179	95,764

COMMITMENTS AND CONTINGENCIES (see notes 12 and 14)
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value; shares authorized, 50,000; shares issued, 18,858 (2010) and 18,662 (2009); shares outstanding, 17,741 (2010) and 17,595 (2009)	189	187
Additional paid-in capital	107,814	104,810
Treasury stock, shares at cost; 1,117 (2010) and 1,067 (2009)	(9,948)	(9,516)
Retained earnings	13,773	2,027
Accumulated other comprehensive (loss) income:
Cash flow hedge	(377)	(856)
Other	4	(245)

TOTAL STOCKHOLDERS’ EQUITY	111,455	96,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,634	$192,171

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2009 and the Nine Months Ended September 30, 2010
(in thousands)
(unaudited)

	Common		Additional	Stock			Other	Intersections Inc.		Total
	Stock		Paid-in		Income	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	(Loss)	Earnings	Income (Loss)	Equity	Interest	Equity
						(In thousands)
BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	279	3	(670)	—	—	—	—	(667)	—	(667)
Share based compensation	—	—	4,556	—	—	—	—	4,556	—	4,556
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(87)	—	—	—	—	(87)	—	(87)
Release of uncertain tax benefits	—	—	526	—	—	—	—	526	—	526
Purchase of noncontrolling interest	—	—	(3,059)	—	—	—	(200)	(3,259)	3,658	399
Net loss	—	—	—	—	—	(6,353)	—	(6,353)	(4,380)	(10,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(155)	(155)	(291)	(446)
Cash flow hedge	—	—	—	—	—	—	407	407	—	407

Comprehensive Loss	—	—	—	—	—	—	—	(5,032)	(1,013)	(6,045)

BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407	$—	$96,407

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	196	2	(1,087)	—	—	—	—	(1,085)	—	(1,085)
Share based compensation	—	—	4,299	—	—	—	—	4,299	—	4,299
Tax deficiency upon vesting of restricted stock units	—	—	(208)	—	—	—	—	(208)	—	(208)
Cash dividends paid on common shares	—	—	—	—	—	(2,666)	—	(2,666)	—	(2,666)
Purchase of treasury stock	—	—	—	50	(432)	—	—	(432)	—	(432)
Net income	—	—	—	—	—	14,412	—	14,412	—	14,412
Foreign currency translation adjustments	—	—	—	—	—	—	249	249	—	249
Cash flow hedge	—	—	—	—	—	—	479	479	—	479

Comprehensive Income	—	—	—	—	—	—	—	15,048	—	15,048

BALANCE, SEPTEMBER 30, 2010	18,858	$189	$107,814	1,117	$(9,948)	$13,773	$(373)	$111,455	$—	$111,455

See Notes to Condensed Consolidated Financial Statements.

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Net income (loss)	$14,412	$(7,247)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	6,521	6,061
Amortization	5,570	6,473
Loss on disposal of fixed assets	—	64
Amortization of debt issuance cost	104	65
Accretion of interest on note payable	73	—
Provision for doubtful accounts	(210)	47
Share based compensation	4,168	3,151
Amortization of deferred subscription solicitation costs	48,425	49,477
Goodwill impairment charges	—	6,163
Gain on disposal of discontinued operations	(5,868)	—
Foreign currency transaction losses (gains), net	301	(616)
Derivative loss reclassified to earnings	265	—
Changes in assets and liabilities:
Accounts receivable	4,411	2,418
Prepaid expenses and other current assets	(895)	(129)
Income tax receivable	(2,911)	5,123
Tax benefit upon vesting of restricted stock units and option exercises	(68)	(338)
Deferred subscription solicitation costs	(38,429)	(53,885)
Other assets	5,180	(3,773)
Accounts payable	(4,740)	(3,732)
Accrued expenses and other current liabilities	(2,299)	3,636
Accrued payroll and employee benefits	511	(1,931)
Commissions payable	(1,289)	(615)
Deferred revenue	(500)	657
Deferred income tax, net	(3,727)	2,718
Other long-term liabilities	4,065	(651)

Cash flows provided by operating activities	33,070	13,136

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	12,640	—
Purchase of additional interest in long-term investment	(1,000)	—
Acquisition of property and equipment	(5,803)	(5,868)
Proceeds from sale of property and equipment	—	26

Cash flows provided by (used in) investing activities	5,837	(5,842)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments under Credit Agreement	(16,583)	(5,260)
Repayment of note payable to CRG	(1,400)	—
Cash dividends paid on common shares	(2,666)	—
Cash distribution on vesting of restricted stock units	(970)	—
Capital lease payments	(887)	(559)
Purchase of treasury stock	(432)	—
Tax benefit upon vesting of restricted stock units and option exercises	68	338
Withholding tax payment on vesting of restricted stock units	(284)	(362)
Cash proceeds from stock options exercised	169	2

Cash flows used in financing activities	(22,985)	(5,841)

EFFECT OF EXCHANGE RATE ON CASH	14	(182)

INCREASE IN CASH AND CASH EQUIVALENTS	15,936	1,271
CASH AND CASH EQUIVALENTS — Beginning of period	12,394	10,762

CASH AND CASH EQUIVALENTS — End of period	$28,330	$12,033

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, INCLUDING DISCONTINUED OPERATIONS:
Cash paid for interest	$1,343	$1,183

Cash paid for taxes	$9,901	$596

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$1,978	$1,577

Equipment additions accrued but not paid	$1,338	$315

Purchase of noncontrolling interest with issuance of note	$—	$778

Forgiveness of note, including accrued interest, in connection with purchase of noncontrolling interest	$—	$1,034

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
     Through a subsidiary, Screening International Holdings, LLC (“SIH”), we provided personnel and vendor background screening services to businesses worldwide. As further described in Note 21, on July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of Screening International, LLC (“SI”) for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary, and our background screening services ceased upon the sale of SI.
     We have three reportable operating segments with continuing operations through the period ended September 30, 2010. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”) and our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira Analytical”). In addition, until the sale of SI on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by SI.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. The results of SI, a former subsidiary which we sold on July 19, 2010, are presented as discontinued operations for all periods in our condensed consolidated statements of operations. We have not recasted our condensed consolidated balance sheet or statements of cash flows for the sale of SI. See Note 21 for additional information. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. All significant intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
     These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, as filed in our Annual Report on Form 10-K.
     During the three months ended September 30, 2010, we recorded a cumulative out-of-period adjustment to revenue. The adjustment had the effect of reducing the revenue by $1.3 million and net income by $796 thousand in the three and nine months ended September 30, 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this correcting entry is material to our results of operations for any period.

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
Revenue Recognition
     We recognize revenue on 1) identity theft and credit management services, 2) accidental death insurance and 3) other membership products.
     Our products and services are offered to consumers primarily on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. The prices to subscribers of various configurations of our products and services generally range from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.
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
     Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscriptions with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our actual experience.
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2010 and December 31, 2009 were $1.1 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
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
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2010, goodwill of $43.2 million resided in our Consumer Products and Services reporting unit. As of December 31, 2009, goodwill of $43.2 million and $3.7 million resided in our Consumer Products and Services and Background Screening reporting units, respectively.
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
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three and nine months ended September 30, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the third quarter of 2010.
     Due to the deterioration in the general economic environment and decline in our market capitalization through June 30, 2009, we concluded a triggering event had occurred indicating potential impairment in our Background Screening reporting unit. We determined, in the first step and second step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired. We, therefore, recorded an impairment charge of $5.9 million in our Background Screening reporting unit during the three months ended June 30, 2009. In addition, during the three months ended March 31, 2009, we finalized our calculation for the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009. As further described in Note 21, we sold our Background Screening segment with the sale of SI on July 19, 2010, therefore, goodwill in that respective segment was eliminated as part of the sale.
     We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.
     Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of September 30, 2010. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.
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
     During the three and nine months ended September 30, 2010 and 2009, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. Therefore, we were not required to perform an analysis of our long-lived assets in the three or nine months ended September 30, 2010 and 2009.
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	67.8%	55.4%
Risk-free interest rate	2.8%	2.0%
Expected life of options	6.2 years	6.2 years
     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past, therefore, the dividend yield used in grants prior to the three months ended September 30, 2010 was zero. In the three months ended September 30, 2010, we paid a cash dividend of $0.15 per share on our common stock to stockholders of record as of August 31, 2010. We have not had a grant in the three months ended June 30, 2010 or September 30, 2010, which would have caused us to report a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.

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
     Expected Term. The expected term of options granted during the nine months ended September 30, 2010 and 2009 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the nine months ended September 30, 2010 and 2009, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
     In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax income, we included certain items, treated as discrete events, to arrive at an estimated overall tax amount for the nine months ended September 30, 2010. See Note 16 for additional information.
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
     For the three and nine months ended September 30, 2010, options to purchase 1.4 million and 4.3 million shares of common stock, respectively, have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. For the three months ended September 30, 2009, options to purchase 4.3 million shares of common stock, respectively, have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. For the nine months ended September 30, 2009, options to purchase 5.6 million shares of common stock, respectively, have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.
     A reconciliation of the components of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Income from continuing operations	$4,373	$1,536	$8,923	$3,416
Income (loss) from discontinued operations	5,931	(1,187)	5,489	(6,283)

Net income (loss) available to common shareholders — basic and diluted	$10,304	$349	$14,412	$(2,867)

Weighted average common shares outstanding — basic	17,759	17,534	17,688	17,470
Dilutive effect of common stock equivalents	809	317	487	128

Weighted average common shares outstanding — diluted	18,568	17,851	18,175	17,598

Basic earnings (loss) per common share:
Income from continuing operations	$0.25	$0.09	$0.50	$0.20
Income (loss) from discontinued operations	$0.33	$(0.07)	$0.31	$(0.36)

Basic earnings (loss) per common share	$0.58	$0.02	$0.81	$(0.16)

Diluted earnings (loss) per common share:
Income from continuing operations	$0.24	$0.09	$0.49	$0.20
Income (loss) from discontinued operations	$0.32	$(0.07)	$0.30	$(0.36)

Diluted earnings (loss) per common share	$0.56	$0.02	$0.79	$(0.16)
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

The fair value of our instruments measured on a recurring basis at September 30, 2010 are as follows (in thousands):

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
US Treasury bills	$4,994	$4,994	$—	$—
Liabilities:
Interest rate swap contracts	595	—	595	—
     The fair value of our instruments measured on a recurring basis at December 31, 2009 are as follows (in thousands):

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
US Treasury bills	$4,995	$4,995	$—	$—
Liabilities:
Interest rate swap contracts	856	—	856	—
     The carrying amounts of certain financial instruments, such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, leases payable and trade accounts payable, we consider the recorded value to approximate fair value based on the liquidity of these financial instruments. The carrying value of our long-term debt is reported in the financial statements at cost. Although there is no active market for the debt, we have determined that the carrying value approximates fair value as a result of our recent debt refinancing in March 2010, as well as the fact that the debt has a variable interest rate component.
6. Deferred Subscription Solicitation and Commission Costs
     Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 was $31.6 million and $41.6 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $4.8 million and $7.4 million as of September 30, 2010 and December 31, 2009, respectively. The current portion of the prepaid commissions are included in the deferred subscription solicitation costs, which were $9.2 million and $11.5 million as of September 30, 2010 and December 31, 2009, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended September 30, 2010 and 2009 were $16.4 million and $16.9 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2010 and 2009 were $48.4 and $49.5, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended September 30, 2010 and 2009, were $1.4 and $3.0 million respectively. Marketing costs expensed as incurred related to marketing for the nine months ended September 30, 2010 and 2009 were $7.5 million and $9.5 million, respectively.
7. Long-Term Investments
     Our long-term investment consists of an investment in equity shares of a privately held company. During the three months ended March 31, 2010, we paid $1.0 million in cash for an additional preferred stock investment in White Sky, Inc. (“White Sky”), a privately held company in California. White Sky provides smart card-based software solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. We own less than 20% of White Sky. The investment is accounted for at cost in our condensed consolidated balance sheet. As of September 30, 2010, no indicators of impairment were identified.

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
8. Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2010
						Net Carrying
	Gross	Accumulated	Net Carrying		Discontinued	Amount at
	Carrying	Impairment	Amount at		Operations (See	September 30,
	Amount	Losses	January 1, 2010	Impairment	Note 21)	2010
Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	(3,704)	—
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total Goodwill	$79,450	$(32,511)	$46,939	$—	$(3,704)	$43,235

	December 31, 2009
					Net Carrying
	Gross	Accumulated	Net Carrying		Amount at
	Carrying	Impairment	Amount at		December 31,
	Amount	Losses	January 1, 2009	Impairment	2009
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Background Screening	23,583	(13,716)	9,867	(6,163)	3,704
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total Goodwill	$79,450	$(26,348)	$53,102	$(6,163)	$46,939

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
     The carrying value of our Background Screening reporting unit exceeded its implied fair value based on this analysis as of June 30, 2009, which resulted in an impairment charge of $5.9 million to the goodwill in our Background Screening reporting unit. In addition, during the three months ended March 31, 2009, we finalized the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008, and we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit.
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three and nine months ended September 30, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis. As further described in Note 21, in the three months ended September 30, 2010, we reduced goodwill by $3.7 million due to the sale of SI.

     Our intangible assets consisted of the following (in thousands):

	September 30, 2010
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$38,846	$(23,138)	$15,708
Marketing related	3,192	(3,082)	110
Technology related	2,796	(2,571)	225

Total amortizable intangible assets	$44,834	$(28,791)	$16,043

	December 31, 2009
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer related	$40,857	$(19,913)	$20,944
Marketing related	3,553	(3,335)	218
Technology related	2,796	(2,345)	451

Total amortizable intangible assets	$47,206	$(25,593)	$21,613

     During the year ended December 31, 2009, we recorded an impairment of $947 thousand related to certain intangible assets. We have adjusted the gross carrying amount and accumulated amortization to reflect this impairment. As further described in Note 21, due to the sale of SI in the three months ended September 30, 2010, we reduced both the gross carrying amount and accumulated amortization on our amortizable intangible assets by $2.4 million. The intangible assets held by SI were fully amortized.
     Intangible assets are amortized over a period of three to ten years. For the three and nine months ended September 30, 2010, we incurred aggregate amortization expense of $1.4 million and $5.6 million, respectively, which was included in amortization expense in our condensed consolidated statement of operations. For the three and nine months ended September 30, 2009, we incurred aggregate amortization expense from continuing operations of $1.8 million and $6.1 million, respectively, which was included in amortization expense in our condensed consolidated statement of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands

For the remaining three months ending December 31, 2010	$1,146
For the years ending December 31:
2011	3,828
2012	3,542
2013	3,483
2014	3,437
Thereafter	607

$16,043

9. Other Assets
     The components of our other assets are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	150	1,341
Prepaid commissions	4,813	7,362
Escrow receivable	1,750	—
Other	1,356	5,614

	$8,144	$14,392

     During the nine months ended September 30, 2010, the decrease in other assets is primarily related to a trade receivable from an ongoing marketing arrangement and a decrease in prepaid commissions.
     As part of the sale agreement for SI, we recorded an escrow receivable of $1.8 million. See Note 21 for further information. In addition, $59 thousand of other assets as of December 31, 2009 related to SI, which was sold on July 19, 2010.
10. Accrued Expenses and Other Current Liabilities
     The components of our accrued expenses and other liabilities are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Accrued marketing	$2,210	$3,614
Accrued cost of sales, including credit bureau costs	5,280	5,764
Accrued general and administrative expense and professional fees	5,219	4,191
Insurance premiums	1,140	1,473
Other	1,678	2,213

	$15,527	$17,255

     As of December 31, 2009, $366 thousand of accrued expenses and other current liabilities related to SI, which was sold on July 19, 2010.
11. Accrued Payroll and Employee Benefits
     The components of our accrued payroll and employee benefits are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Accrued payroll	$988	$415
Accrued benefits	1,685	2,364
Other	—	3

	$2,673	$2,782

     As of December 31, 2009, $358 thousand of accrued payroll and employee benefits related to SI, which was sold on July 19, 2010.
12. Commitments and Contingencies
Leases
     We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
For the remaining nine months ending December 31, 2010	$447	$385
For the years ending December 31:
2011	1,650	1,563
2012	2,044	1,129
2013	2,503	496
2014	2,124	414
2015	2,163	207
Thereafter	7,951	—

Total minimum lease payments	$18,882	4,194

Less: amount representing interest		(395)

Present value of minimum lease payments		3,799
Less: current obligation		(1,353)

Long term obligations under capital lease		$2,446

     As further described in Note 21, we reduced our minimum fixed commitments related to noncancellable operating leases by $299 related to SI, which was sold on July 19, 2010.
     During the nine months ended September 30, 2010 we entered into additional capital lease agreements for approximately $1.9 million. We recorded the lease liability at the fair market value of the underlying assets on our condensed consolidated balance sheet.
     We have financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of September 30, 2010 are $216 thousand and $201 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our condensed consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows (in thousands):

For the remaining nine months ending December 31, 2010	$52
For the years ending December 31:
2011	221
2012	136
2013	8

Long term obligations under arrangement	$417

     We entered into an agreement with a related party who is a provider of identity theft products under which we are required to pay non-refundable minimum payments totaling $1.5 million during the year ended December 31, 2010, in exchange for exclusivity.
     Rental expenses included in general and administrative expenses were $658 thousand and $2.0 million for the three and nine months ended September 30, 2010, respectively. Rental expenses included in general and administrative expenses were $162 thousand and $1.0 million for the three and nine months ended September 30, 2009, respectively. The increase in rental expenses is primarily due to the increase in rent as a result of our relocation to a new building facility in the third quarter of 2009.
Legal Proceedings
     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay so that we may seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. We have moved in the Bankruptcy Court to lift the automatic stay in order to proceed with trial in the U.S. District Court, and the motion is pending.

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
     On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. We believe we have meritorious and complete defenses to the plaintiff’s claims but believe that it is too early in the litigation to form an opinion as to the likelihood of success in defeating the claims. Defendants filed answers to the complaint on May 24, 2010. Discovery is ongoing.
13. Other Long-Term Liabilities
     The components of our other long-term liabilities are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Deferred rent	$1,940	$1,129
Uncertain tax positions, interest and penalties not recognized	4,359	224
Interest rate swaps	595	856
Accrued general and administrative expenses	201	352
Other	189	771

	$7,284	$3,332

     During the nine months ended September 30, 2010, we recorded a liability for an uncertain tax position in a foreign jurisdiction of $4.2 million, including interest and penalties. In addition, $21 thousand of other long-term liabilities as of December 31, 2009 related to SI, which was sold on July 19, 2010.
14. Debt and Other Financing

	September 30,	December 31,
	2010	2009
	(In thousands)
Term loan	$—	$14,583
Revolving line of credit	21,000	23,000
Note payable to Control Risks Group: $1.4 million face amount, noninterest bearing, due in three annual payments of $467 thousand beginning June 30, 2012 (less unamortized discount, based on an imputed interest rate of 16%, of $590 thousand at December 31, 2009)	—	810

	21,000	38,393
Less current portion	—	(7,000)

Total long term debt	$21,000	$31,393

     On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million line of credit and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan is payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. In July 2009, we entered into a third amendment to the Credit Agreement related to the termination and ongoing operations of SI.

as a co-borrower, and to clarify other matters related to the termination of our joint ownership agreement with CRG and the ongoing operations of SIH. We also formed Intersections Business Services, LLC, to provide services to our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments, and which joined in the Credit Agreement as a co-borrower. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.00% to 2.75% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as required a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. On July 30, 2010, following the sale of Screening International on July 19, 2010, we prepaid the remaining principal balance of $11.1 million on our term loan, which included the required amount as well as additional amounts. Additionally, on August 18, 2010 we paid $2.0 million of principal on our revolving line of credit. As of September 30, 2010, the outstanding rate on our line of credit was 2.8% and the principal balance was $21.0 million.
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
     As further described in Note 15, we entered into interest rate swap transactions on our term loan and revolving line of credit that converts our variable-rate debt to fixed-rate debt. Due to the prepayment of the remaining principal balance on our term loan, we no longer meet the criteria for hedge accounting and, therefore, discontinued our cash flow hedge and reclassified our interest rate swap on the term loan to a non-designated derivative. We retained the interest rate swap to economically hedge our interest rate risk on the non-hedged portion of the revolving line of credit.
     As further described in Note 19 on July 1, 2009, we and CRG agreed to terminate our existing ownership agreement in SI and we acquired CRG’s 45% ownership interest in SI, resulting in SI becoming our wholly-owned subsidiary. As part of the termination, a $900 thousand demand loan between SI and CRG was forgiven and a non-interest bearing $1.4 million note was issued by SIH to CRG. The note matured in five years and required equal annual payments by SIH of $467 thousand due on June 30, 2012, 2013 and 2014. The note was recorded at fair value, which was $748 thousand, as of July 1, 2009. Interest was accrued monthly using a 16% imputed interest rate in accordance with U.S. GAAP. As further described in Note 21, on July 19, 2010 as a result of the sale of SI, the note payable to CRG was paid, resulting in a loss on debt extinguishment of $517 thousand, which is included in the gain on disposal of discontinued operations in our condensed consolidated statements of operations.
     Aggregate maturities are as follows (in thousands):

For the twelve month period ending September 30,
2011	$—
2012	21,000

Total	$21,000

15. Derivative Financial Instruments
Risk Management Strategy
     We maintain an interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that convert our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps are related to variable interest rate risk exposure associated with our long-term debt and are intended to manage this risk. As of September 30, 2010, the interest rate swaps on our outstanding revolving line of credit have notional amounts of $10.5 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our revolving line of credit (0.3% at September 30, 2010) to a fixed rate of 3.2% and 3.4% per annum through December 2011. We have one swap in which the notional amount amortizes on a monthly basis through December 2011 and the other swap amortized from $15.0 million to $10.0 million through March 31, 2009 and terminates in December 2011.

We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged and non-hedged borrowings.
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
Summary of Derivative Financial Statement Impact
     The fair values of our derivative instruments and the line items on the condensed consolidated balance sheets to which they were recorded are summarized as follows:
Derivative Liabilities
(in thousands)

	Balance Sheet Line Item	September 30, 2010	December 31, 2009

Derivatives designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	$377	$856

Total		377	856

Derivatives not designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	218	—

Total		218	—

Total		$595	$856

     The effects of our cash flow hedging instruments on other comprehensive income and the condensed consolidated statements of operations are summarized as follows:
The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
Cash Flow	Recognized in OCI on		Accumulated OCI into				Portion and Amount
Hedge Relationships	Derivative (Effective		Income (Effective				Excluded from
Three Months Ended	Portion)		Portion)				Effectiveness Testing)
September 30,	2010	2009	2010		2009		2010	2009
	In thousands of dollars
Interest rate contracts	$32	$(10)	$(110)		$(215)		$(265)	$—

Total	$32	$(10)	$(110	)(1)	$(215	)(1)	$(265)	$—

							Amount of Gain or (Loss)
							Reclassified from
			Amount of (Loss)				Accumulated OCI into
	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
Cash Flow	Recognized in OCI on		Accumulated OCI into				Portion and Amount
Hedge Relationships	Derivative (Effective		Income (Effective				Excluded from
Nine Months Ended	Portion)		Portion)				Effectiveness Testing)
September 30,	2010	2009	2010		2009		2010	2009
	In thousands of dollars
Interest rate contracts	$211	$294	$(466)		$(677)		$(265)	$—

Total	$211	$294	$(466	)(1)	$(677	)(1)	$(265)	$—

(1)	Gain or (Loss) Reclassified from Accumulated OCI into income for the effective portion of the cash flow hedge is recorded in interest expense in our condensed consolidated statement of operations.

     During the nine months ended September 30, 2009 there was no material ineffective portion of the cash flow hedge on our revolving credit facility and therefore, no impact to our condensed consolidated statements of operations. As further described in Note 14, we prepaid the remaining principal balance on the term loan under our Credit Agreement. Therefore, we no longer met the criteria for hedge accounting and we discontinued our cash flow hedge and reclassified our interest rate swap on the term loan to a non designated derivative. This resulted in the recognition of a loss of $265 thousand, which was reclassified from Accumulated OCI into earnings during the three months ended September 30, 2010. We retained this interest rate swap to economically hedge our interest rate risk on the non-hedged portion of the revolving line of credit. We will continue to fair value the non-hedged swap through our condensed consolidated statements of operations. We cannot be certain that no further derivative losses related to our remaining cash flow hedge included in Accumulated OCI will be reclassified into earnings within the next 12 months.
     The effect on the condensed consolidated statements of operations of derivative instruments not designated as hedges is summarized as follows:

		Gains (Losses) For The
		Three and Nine Months
		Ended
Derivatives not Designated as Hedging	Line Item in Statements of	September	September
Instruments	Operations	30, 2010	30, 2009

Interest rate contracts	Other (expense) income, net	$(218)	$—

Total		$(218)	$—

16. Income Taxes
     Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2010 and 2009 was 37.8% and 44.0%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2010 and 2009 was 41.4% and 37.7%, respectively. The change for the nine months ended September 30, 2010 is primarily due to an increase in state apportionment allocations as well as a discrete event related to an increase in an uncertain tax position in a foreign jurisdiction.
     In addition, the liability increased by approximately $4.2 million primarily related to an uncertain tax position in a foreign jurisdiction in the nine months ended September 30, 2010. This liability is recorded in other long-term liabilities in our condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended September 30, 2010, we recorded penalties of $97 thousand and a net interest expense of $25 thousand, primarily due to the uncertain tax position in a foreign jurisdiction. In the nine months ended September 30, 2010, we recorded penalties of $316 thousand and a net interest expense of $235 thousand primarily due to the uncertain tax position in a foreign jurisdiction. The penalties and interest, net of federal benefit, increased the effective tax rate in the three and nine months ended September 30, 2010.
     We reduced our liability and interest expense in the three months ended September 30, 2010 by $109 thousand and $25 thousand, respectively, by effectively settling our state and federal income tax audits.

17. Stockholders’ Equity
Share Repurchase
     On August 12, 2010, we announced that our Board of Directors had increased the authorized amount under our existing share repurchase program to a total of $30.0 million of our common shares. This represents an increase of approximately $10.0 million from the approximately $20.5 million remaining in the program. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. In the three and nine months ended September 30, 2010, we repurchased 50 thousand common shares at $8.62 a share. We did not repurchase any common stock in the three and nine months ended September 30, 2009.
Dividends
     On August 12, 2010, we announced a cash dividend of $.15 per share on our common stock, payable on September 10, 2010 to stockholders of record as of August 31, 2010. This resulted in a cash payment of $2.7 million in the three months ended September 30, 2010.
Share Based Compensation
     On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of September 30, 2010, there were 525 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.
     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock, of which 338 thousand shares are remaining to issue. As of September 30, 2010, we also have 2.4 million shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
     On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 5.1 million shares pursuant to an amendment to the plan approved by the Board of Directors and then by stockholders on May 20, 2009. As of September 30, 2010, we have 985 thousand shares or restricted stock units remaining to issue and options to purchase 3.1 million shares and restricted stock units outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.
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
Stock Options
     Total share-based compensation expense recognized for stock options in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2010 was $647 thousand and $1.9 million, respectively. Total share-based compensation expense recognized for stock options included in gain on disposal of discontinued operations in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2010 was $53 thousand. Total share-based compensation expense recognized for stock options included in general and administrative expense in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2009 was $536 thousand and $1.6 million, respectively.

     The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)
Outstanding at December 31, 2009	3,806,052	$6.49
Granted	719,335	4.32
Canceled and Forfeited	(428,445)	8.54
Exercises	(46,283)	3.70

Outstanding at September 30, 2010	4,050,659	$5.92	$16,027	7.17

Exercisable at September 30, 2010	1,648,910	$8.55	$3,574	4.88

     There were no options granted during the three months ended September 30, 2010 and 2009, respectively. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the nine months ended September 30, 2010 and 2009 was $2.75 and $1.76, respectively.
     For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 and 2009 was $236 thousand and $873 thousand, respectively.
     As of September 30, 2010, there was $6.1 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
     Total share based compensation recognized for restricted stock units in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2010 was $869 thousand and $2.4 million, respectively. Total share-based compensation expense recognized for restricted stock units included in gain on disposal of discontinued operations in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2010 was $78 thousand. Total share based compensation recognized for restricted stock units included in general and administrative expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 was $577 thousand and $1.6 million, respectively.
     The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life
			(In years)
Outstanding at December 31, 2009	1,562,108	$4.32
Granted	1,010,205	4.32
Canceled	(260,567)	4.52
Vested	(372,938)	5.79

Outstanding at September 30, 2010	1,938,808	$4.61	2.80

     As of September 30, 2010, there was $6.9 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
     In the three months ended March 31, 2010, two restricted stock unit grants, at the vesting date, were paid in cash rather than stock, to recipients at our election. The total cash paid was $970 thousand, which did not exceed the fair value on the settlement date.

18. Related Party Transactions
     We have a minority investment in White Sky, Inc. (“White Sky”) and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three months ended September 30, 2010 and 2009, there was $375 thousand and $588 thousand, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs. For the nine months ended September 30, 2010 and 2009, there was $1.3 million and $1.2 million, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs.
19. Transfers from Noncontrolling Interest
     On July 1, 2009, we and CRG terminated our May 15, 2006 ownership agreement pursuant to which we established and operated SI. In connection with the termination, we formed SIH, which purchased from CRG (a) all of CRG’s equity in SI and (b) all of SI’s indebtedness (with an aggregate principal amount and accrued interest of $1.0 million) and certain payables (with a value of $125 thousand (based on current currency conversion rates)) to CRG. SIH paid the purchase price for this equity and indebtedness by delivery of a promissory note in favor of CRG with a principal amount of $1.4 million, accruing no interest and maturing in five years, with equal principal repayments due on June 30, 2012, June 30, 2013 and June 30, 2014. See Note 21 for further detail on the sale of SI and the repayment of the note payable to CRG.
     Changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary are accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest in SIH. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest was adjusted were recognized in our stockholders’ equity. As a result of the transaction, we reclassified the noncontrolling interest to stockholders’ equity in our condensed consolidated financial statements.
     On July 19, 2010 we and SIH entered into a membership interest purchase agreement with Sterling Infosystems, Inc., pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale is subject to customary representations, warranties, indemnifications, an escrow of $1.8 million and a further post-closing working capital adjustment. See Note 21 for further information.
20. Segment and Geographic Information
     We have three reportable operating segments within continuing operations through the period ended September 30, 2010. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of SI on July 19, 2010, our Background Screening segment included the personnel and vendor background screening services provided by SI.
     We have recasted the results of our business segment data for the three and nine months ended September 30, 2009 into the new operating segments for comparability with current presentation. The following table sets forth segment information from continuing operations for the three and nine months ended September 30, 2010 and 2009:

	Consumer		Bail Bonds
	Products	Online Brand	Industry
	and Services	Protection	Solutions	Consolidated
	(in thousands)
Three Months Ended September 30, 2010
Revenue	$88,627	$555	$144	$89,326
Depreciation	2,032	5	2	2,039
Amortization	1,387	7	—	1,394
Income (loss) from continuing operations before income taxes	$7,435	$(30)	$(369)	$7,036
Three Months Ended September 30, 2009
Revenue	$87,755	$493	$76	$88,324
Depreciation	1,736	3	14	1,753
Amortization	1,671	17	107	1,795
Income (loss) from continuing operations before income taxes	$5,251	$(1,988)	$(521)	$2,742
Nine Months Ended September 30, 2010
Revenue	$271,051	$1,514	$375	$272,940
Depreciation	6,078	14	2	6,094
Amortization	5,550	20	—	5,570
Income (loss) from continuing operations before income taxes	$16,785	$(432)	$(1,138)	$15,215
Nine Months Ended September 30, 2009
Revenue	$255,102	$1,613	$250	$256,965
Depreciation	5,396	7	27	5,430
Amortization	5,762	52	320	6,134
Income (loss) from continuing operations before income taxes	$10,734	$(3,697)	$(1,551)	$5,486

	Consumer		Bail Bonds
	Products	Online Brand	Industry
	and Services	Protection	Solutions	Consolidated
	(in thousands)
As of September 30, 2010
Property, plant and equipment, net	$17,776	$27	$51	$17,854

Identifiable assets	$172,537	$9,394	$3,703	$185,634

				Bail Bonds
	Consumer Products	Background	Online Brand	Industry	Consolidated
	and Services	Screening	Protection	Solutions
	(In thousands)
As of December 31, 2009
Property, plant and equipment, net	$15,553	$2,212	$37	$—	$17,802

Identifiable assets	$165,995	$14,016	$9,210	$2,950	$192,171

     The principal geographic area of our revenue and assets from continuing operations is the United States.
21. Discontinued Operations
     On July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling Infosystems, Inc., pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale is subject to customary representations, warranties, indemnifications, an escrow account of $1.8 million for a period of one year after the closing date to satisfy any claims by Sterling under the Purchase Agreement, and a further post-closing working capital adjustment. We recognized a gain of $5.9 million on the sale of our subsidiary in the three months ended September 30, 2010.
     Our Background Screening segment was comprised of the results of operations for SI. We evaluated the segment disposal for classification as a discontinued operation under U.S. GAAP. SI qualified as a discontinued operation as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations.
     In connection with the sale, we remitted $1.4 million in full payment of a note payable entered into between SIH and CRG in 2009. As a result, a loss on debt extinguishment of $517 thousand is included in the gain on disposal of discontinued operations in our condensed consolidated statements of operations.

     The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$1,060	$4,603	$12,907	$13,548

Income (loss) before income taxes from discontinued operations	83	(844)	(158)	(10,320)
Income tax expense	(20)	(343)	(221)	(343)

Income (loss) from discontinued operations	63	(1,187)	(379)	(10,663)
Gain on disposal from discontinued operations	5,868	—	5,868	—
Net loss attributable to noncontrolling interest in discontinued operations	—	—	—	4,380

Income (loss) from discontinued operations	$5,931	$(1,187)	$5,489	$(6,283)

     We did not record an income tax benefit on the tax loss on disposal in the three months ended September 30, 2010, as the income tax benefit was not deemed to be realizable within the foreseeable future under U.S. GAAP.
     The following table summarizes the carrying values of the major assets and liabilities of discontinued operations as finally reported on the closing date of July 19, 2010 and as of December 31, 2009 (in thousands):

		As of
	As of	December 31,
	July 19, 2010	2009
Accounts receivable	$3,307	$1,809
Prepaid expenses and other current assets	448	652
Property and equipment, net	2,016	2,212
Goodwill	3,704	3,704

Accounts payable	$1,014	$1,113
Accrued expenses and other current liabilities	640	366
Accrued payroll and employee benefits	615	358
Other	10	46
22. Subsequent Events
     On October 21, 2010, we entered into additional capital lease agreements for fixed assets. We will record the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheet in the fourth quarter of 2010.
     On November 15, 2010, we announced a cash dividend of $.15 per share on our common stock, payable on December 10, 2010 to stockholders of record as of November 30, 2010.
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
Overview
     We have three reportable segments with continuing operations through the period ended September 30, 2010: Consumer Products and Services, Online Brand Protection and Bail Bonds Industry Solutions. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of SI on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by SI.
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
     The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Subscribers at beginning of period	4,107	4,467	4,301	4,730
New subscribers — indirect	251	171	671	622
New subscribers — direct (1)	289	582	1,054	1,703
Cancelled subscribers within first 90 days of subscription	(144)	(240)	(587)	(700)
Cancelled subscribers after first 90 days of subscription	(402)	(581)	(1,338)	(1,956)

Subscribers at end of period	4,101	4,399	4,101	4,399

Total revenue	$89,326	$88,324	$272,940	$256,965
Revenue from transactional sales	(1,081)	(883)	(3,109)	(2,935)
Revenue from lost/stolen credit card registry	(5)	(12)	(21)	(38)

Subscription revenue	$88,240	$87,429	$269,810	$253,992

Marketing and commissions	$40,559	$43,724	$130,950	$126,750
Commissions paid on transactional sales	—	(1)	(1)	(3)
Commissions paid on lost/stolen credit card registry	(29)	(41)	(64)	(83)

Marketing and commissions associated with subscription revenue	$40,530	$43,682	$130,885	$126,664

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

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
     Bail Bonds Industry Solutions
     Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsmen on a “per seat” license basis plus additional one-time or recurring charges for various optional services. Captira Analytical has also developed a suite of services for bail bonds insurance companies, general agents and sureties which are also sold on either a transactional or recurring revenue basis. As Captira Analytical’s business model is relatively new, pricing and service configurations are subject to change at any time.
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
Revenue Recognition
     We recognize revenue on 1) identity theft and credit management services, 2) accidental death insurance and 3) other membership products.
     Our products and services are offered to consumers primarily on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. The prices to subscribers of various configurations of our products and services generally range from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.
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
     Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscriptions with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our actual experience.
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2010 and December 31, 2009 were $1.1 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
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
     We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions is shown in deferred subscription solicitation costs in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions is shown in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statement of operations.
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually and follow the two step process. We test goodwill annually as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2010, goodwill of $43.2 million resided in our Consumer Products and Services reporting unit. As of December 31, 2009, goodwill of $43.2 million and $3.7 million resided in our Consumer Products and Services and Background Screening reporting units, respectively.
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
     We reviewed all impairment indicators with regards to goodwill and we concluded that for the three and nine months ended September 30, 2010, there were no adverse changes in these indicators which would cause a need for an interim goodwill impairment analysis. Therefore, we were not required to perform a goodwill analysis during the third quarter of 2010.
     Due to the deterioration in the general economic environment and decline in our market capitalization through June 30, 2009, we concluded a triggering event had occurred indicating potential impairment in our Background Screening reporting unit. We determined, in the first step and second step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired. We, therefore, recorded an impairment charge of $5.9 million in our Background Screening reporting unit during the three months ended June 30, 2009. In addition, during the three months ended March 31, 2009, we finalized our calculation for the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008. Based on the finalization of this second step, we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit in the three months ended March 31, 2009. As further described in Note 21, we sold our Background Screening segment with the sale of SI on July 19, 2010, therefore, goodwill in that respective segment was eliminated as part of the sale.
     We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.
     Our Consumer Products and Services reporting unit has $43.2 million of remaining goodwill as of September 30, 2010. We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.
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
     During the three and nine months ended September 30, 2010 and 2009, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. Therefore, we were not required to perform an analysis of our long-lived assets in the three or nine months ended September 30, 2010 and 2009.
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	67.8%	55.4%
Risk-free interest rate	2.8%	2.0%
Expected life of options	6.2 years	6.2 years
     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past, therefore, the dividend yield used in grants prior to the three months ended September 30, 2010 was zero. In the three months ended September 30, 2010, we paid a cash dividend of $0.15 per share on our common stock to stockholders of record as of August 31, 2010. We have not had a grant in the three months ended June 30, 2010 of September 30, 2010. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.
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
     Expected Term. The expected term of options granted during the nine months ended September 30, 2010 and 2009 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the nine months ended September 30, 2010 and 2009, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
     In addition to the amount of tax resulting from applying the estimated effective tax rate to pretax income, we included certain items, treated as discrete events, to arrive at an estimated overall tax amount for the nine months ended September 30, 2010. See Note 16 for additional information.
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
Results of Continuing Operations
     We have three reportable segments with continuing operations through the period ended September 30, 2010. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009 (in thousands):
     The condensed consolidated results of continuing operations are as follows:

	Consumer
	Products		Bail Bonds
	and	Online Brand	Industry
	Services	Protection	Solutions	Consolidated
Three Months Ended September 30, 2010
Revenue	$88,627	$555	$144	$89,326
Operating expenses:
Marketing	11,828	—	—	11,828
Commissions	28,731	—	—	28,731
Cost of revenue	21,382	135	11	21,528
General and administrative	15,086	438	500	16,024
Depreciation	2,032	5	2	2,039
Amortization	1,387	7	—	1,394

Total operating expenses	80,446	585	513	81,544

Income (loss) from operations	$8,181	$(30)	$(369)	$7,782

Three Months Ended September 30, 2009
Revenue	$87,755	$493	$76	$88,324
Operating expenses:
Marketing	15,492	—	—	15,492
Commissions	28,232	—	—	28,232
Cost of revenue	22,378	256	48	22,682
General and administrative	12,787	2,204	429	15,420
Depreciation	1,736	3	14	1,753
Amortization	1,671	17	107	1,795

Total operating expenses	82,296	2,480	598	85,374

Income (loss) from operations	$5,459	$(1,987)	$(522)	$2,950

Consumer Products and Services Segment
     Our income from operations in our Consumer Products and Services segment increased in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This is primarily due to decreased marketing expenses in our direct subscription and direct to consumer business and growth in revenue from existing clients, partially offset by increased commissions as a result of an increased effective commission rate in our ongoing direct subscriber base. Our subscription revenue (see Other Data) increased to $88.2 million from $87.1 million in the comparable period.

	Three Months Ended September 30,
	2010	2009	Difference	%
Revenue	$88,627	$87,755	$872	1.0%
Operating expenses:
Marketing	11,828	15,492	(3,664)	(23.7)%
Commissions	28,731	28,232	499	1.8%
Cost of revenue	21,382	22,378	(996)	(4.5)%
General and administrative	15,086	12,787	2,299	18.0%
Depreciation	2,032	1,736	296	17.1%
Amortization	1,387	1,671	(284)	(17.0)%

Total operating expenses	80,446	82,296	(1,850)	(2.2)%

Income from operations	$8,181	$5,459	$2,722	49.9%

     Revenue. The increase in revenue is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct marketing arrangements to revenue from indirect subscribers and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has increased to 89.9% for the three months ended September 30, 2010 from 87.9% in the three months ended September 30, 2009.
     During the three months ended September 30, 2010, we recorded a cumulative out-of-period adjustment to revenue. The adjustment had the effect of reducing the revenue by $1.3 million and net income by $796 thousand in the three and nine months ended September 30, 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this correcting entry is material to our results of operations for any period.
     Total subscriber additions for the three months ended September 30, 2010 were 540 thousand compared to 753 thousand in the three months ended September 30, 2009.

     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	September 30,
	2010	2009
Percentage of subscribers from direct marketing arrangements to total subscribers	59.2%	60.6%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	53.6%	77.3%
Percentage of revenue from direct marketing arrangements to total subscription revenue	89.9%	87.9%
     Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease is primarily a result of a decrease in marketing for our direct subscription business with existing clients and a decrease in marketing for our direct to consumer business. Amortization of deferred subscription solicitation costs related to marketing for the three months ended September 30, 2010 and 2009 were $10.4 million and $12.5 million, respectively. Marketing costs expensed as incurred for the three months ended September 30, 2010 and 2009 were $1.4 million and $3.0 million, respectively, related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.
     As a percentage of revenue, marketing expenses decreased to 13.3% for the three months ended September 30, 2010 from 17.7% for the three months ended September 30, 2009.
     Commissions Expenses. Commission expenses consist of commissions paid to our clients. The increase is related to an increase in sales and subscribers from our direct marketing arrangements with existing clients, as well as an increase in the effective commission rate.
     As a percentage of revenue, commission expenses increased to 32.4% for the three months ended September 30, 2010 from 32.2% for the three months ended September 30, 2009.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease in cost of revenue is primarily the result of reduced data, fulfillment and service costs as a result of a decrease in the subscriber base. This decrease was partially offset by an increase in the effective rates for data. Our data agreement with Equifax expires on November 27, 2010. We are in discussions with Equifax regarding a new contract. We expect that under the new contract we may incur a significant increase for Equifax data costs.
     As a percentage of revenue, cost of revenue decreased to 24.1% for the three months ended September 30, 2010 compared to 25.5% for the three months ended September 30, 2009.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to increased payroll, share based compensation and consulting.
     Total share based compensation expense for the three months ended September 30, 2010 and 2009 was $1.5 million and $1.1 million, respectively.
     As a percentage of revenue, general and administrative expenses increased to 17.0% for the three months ended September 30, 2010 from 14.6% for the three months ended September 30, 2009.
     Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to additional assets placed in service.
     As a percentage of revenue, depreciation expenses increased to 2.3% for the three months ended September 30, 2010 from 2.0% for the three months ended September 30, 2009.

     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
     As a percentage of revenue, amortization expenses decreased to 1.6% for the three months ended September 30, 2010 from 1.9% for the three months ended September 30, 2009.
Online Brand Protection Segment
     Our loss from operations in our Online Brand Protection segment decreased for the three months ended September 30, 2010 as compared to the three months year ended September 30, 2009 primarily due to reductions in general and administrative costs from ongoing litigation and regulatory compliance issues.

	Three Months Ended September 30,
	2010	2009	Difference	%
Revenue	$555	$493	$62	12.6%
Operating expenses:
Cost of revenue	135	256	(121)	(47.3)%
General and administrative	438	2,204	(1,766)	(80.1)%
Depreciation	5	3	2	66.7%
Amortization	7	17	(10)	(58.8)%

Total operating expenses	585	2,480	(1,895)	(76.4)%

Loss from operations	$(30)	$(1,987)	$1,957	98.5%

     Revenue. Revenue increased $62 thousand for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. The decrease in cost of revenue was primarily due to the reductions in direct labor costs.
     As a percentage of revenue, cost of revenue was 24.3% for the three months ended September 30, 2010 compared to 51.9% for the three months ended September 30, 2009.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and program and account functions. General and administrative expenses primarily decreased due to a reduction in legal fees associated with our ongoing litigation and regulatory compliance issues.
     As a percentage of revenue, general and administrative expenses decreased to 78.9% for the three months ended September 30, 2010 from 447.1% for the three months ended September 30, 2009.
Bail Bonds Industry Solutions Segment
     Our loss from operations in our Bail Bonds Industry Solutions Segment decreased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease in loss from operations is driven by slight growth in revenue and decreased amortization expense.

	Three Months Ended September 30,
	2010	2009	Difference	%
Revenue	$144	$76	$68	89.5%
Operating expenses:
Cost of revenue	11	48	(37)	(77.1)%
General and administrative	500	429	71	16.6%
Depreciation	2	14	(12)	(85.7)%
Amortization	—	107	(107)	(100.0)%

Total operating expenses	513	598	(85)	(14.1)%

Loss from operations	$(369)	$(522)	$153	29.2%

     Revenue. Revenue increased $68 thousand for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as the result of new clients.
     Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue decreased primarily due to a reduction in monitoring costs.
     As a percentage of revenue, cost of revenue was 7.6% for the three months ended September 30, 2010 compared to 63.2% for the three months ended September 30, 2009.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions. The increase in general and administrative expenses is primarily due to increased payroll.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This was due to impairment of amortizable intangible assets in late 2009.
Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009 (in thousands):
     The condensed consolidated results of operations are as follows:

	Consumer
	Products		Bail Bonds
	and	Online Brand	Industry
	Services	Protection	Solutions	Consolidated
Nine Months Ended September 30, 2010
Revenue	$271,051	$1,514	$375	$272,940
Operating expenses:
Marketing	41,615	—	—	41,615
Commissions	89,335	—	—	89,335
Cost of revenue	66,123	441	46	66,610
General and administrative	43,649	1,471	1,465	46,585
Depreciation	6,078	14	2	6,094
Amortization	5,550	20	—	5,570

Total operating expenses	252,350	1,946	1,513	255,809

Income (loss) from operations	$18,701	$(432)	$(1,138)	$17,131

Nine Months Ended September 30, 2009
Revenue	$255,102	$1,613	$250	$256,965
Operating expenses:
Marketing	45,868	—	—	45,868
Commissions	80,882	—	—	80,882
Cost of revenue	67,074	696	145	67,915
General and administrative	38,731	4,555	1,309	44,595
Depreciation	5,396	7	27	5,430
Amortization	5,762	52	320	6,134

Total operating expenses	243,713	5,310	1,801	250,824

Income (loss) from operations	$11,389	$(3,697)	$(1,551)	$6,141

Consumer Products and Services Segment
     Our income from operations in our Consumer Products and Services segment increased in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This is primarily due to growth in revenue from existing clients and decreased marketing expenses in our direct subscription and direct to consumer business, partially offset by increased commissions as a result of increased sales and effective commission rates in our ongoing direct subscriber base and increased general and administrative expenses. Our subscription revenue (see Other Data) increased to $269.8 million from $254.0 million in the comparable period.

	Nine Months Ended September 30,
	2010	2009	Difference	%
Revenue	$271,051	$255,102	$15,949	6.3%
Operating expenses:
Marketing	41,615	45,868	(4,253)	(9.3)%
Commissions	89,335	80,882	8,453	10.5%
Cost of revenue	66,123	67,074	(951)	(1.4)%
General and administrative	43,649	38,731	4,918	12.7%
Depreciation	6,078	5,396	682	12.6%
Amortization	5,550	5,762	(212)	(3.7)%

Total operating expenses	252,350	243,713	8,637	3.5%

Income from operations	$18,701	$11,389	$7,312	64.2%

     Revenue. The increase in revenue is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct marketing arrangements to revenue from indirect subscribers and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has increased to 89.1% for the nine months ended September 30, 2010 from 87.4% in the nine months ended September 30, 2009.
     During the three months ended September 30, 2010, we recorded a cumulative out-of-period adjustment to revenue. The adjustment had the effect of reducing the revenue by $1.3 million and net income by $796 thousand in the three and nine months ended September 30, 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this correcting entry is material to our results of operations for any period.
     Total subscriber additions for the nine months ended September 30, 2010 were 1.7 million compared to 2.3 million in the nine months ended September 30, 2009.
     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Nine Months Ended
	September 30,
	2010	2009
Percentage of subscribers from direct marketing arrangements to total subscribers	59.2%	60.6%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	61.1%	73.2%
Percentage of revenue from direct marketing arrangements to total subscription revenue	89.1%	87.4%
     Marketing Expenses. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients. Amortization of deferred subscription solicitation costs related to marketing for the nine months ended September 30, 2010 and 2009 were $34.0 million and $36.4 million, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2010 and 2009 were $7.5 million and $9.5 million, respectively, related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.
     As a percentage of revenue, marketing expenses decreased to 15.4% for the nine months ended September 30, 2010 from 18.0% for the nine months ended September 30, 2009.
     Commissions Expenses. The increase is related to an increase in sales and subscribers from our direct marketing arrangements with existing clients, as well as an increase in the effective commission rate.
     As a percentage of revenue, commission expenses increased to 33.0% for the nine months ended September 30, 2010 from 31.7% for the nine months ended September 30, 2009.
     Cost of Revenue. The decrease in cost of revenue is primarily the result of reduced data fulfillment costs and service costs as a result of a decrease in the subscriber base. This decrease was partially offset by an increase in the effective rates for data. Our data agreement with Equifax expires on November 27, 2010. We are in discussions with Equifax regarding a new contract. We expect that under the new contract we may incur a significant increase for Equifax data costs.
     As a percentage of revenue, cost of revenue decreased to 24.4% for the nine months ended September 30, 2010 compared to 26.3% for the nine months ended September 30, 2009.

     General and Administrative Expenses. The increase in general and administrative expenses is primarily related to increased payroll costs, share based compensation, professional fees and software license and maintenance costs.
     Total share-based compensation expense in our consolidated statements of operations for the nine months ended September 30, 2010 and 2009 was $4.3 million and $3.2 million, respectively.
     As a percentage of revenue, general and administrative expenses increased to 16.1% for the nine months ended September 30, 2010 from 15.2% for the nine months ended September 30, 2009.
     Depreciation. Depreciation expense increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to an increase in assets placed into service in the nine months ended September 30, 2010.
     As a percentage of revenue, depreciation expense increased slightly to 2.2% for the nine months ended September 30, 2010 from 2.1% for the nine months ended September 30, 2009, respectively.
     Amortization. Amortization decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
     As a percentage of revenue, amortization expenses decreased to 2.0% for the nine months ended September 30, 2010 from 2.3% for the nine months ended September 30, 2009.
Online Brand Protection Segment
     Our loss from operations in our Online Brand Protection segment decreased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to reductions in general and administrative costs associated with our ongoing litigation and regulatory compliance issues.

	Nine Months Ended September 30,
	2010	2009	Difference	%
Revenue	$1,514	$1,613	$(99)	(6.1)%
Operating expenses:
Cost of revenue	441	696	(255)	(36.6)%
General and administrative	1,471	4,555	(3,084)	(67.7)%
Depreciation	14	7	7	100.0%
Amortization	20	52	(32)	(61.5)%

Total operating expenses	1,946	5,310	(3,364)	(63.4)%

Loss from operations	$(432)	$(3,697)	$3,265	88.3%

     Revenue. Revenue decreased $99 thousand for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease is primarily due to the general economic slowdown and competition, which negatively impacted sales in the nine months ended September 30, 2010.
     Cost of Revenue. Cost of revenue decreased primarily due to reductions in direct labor costs.
     As a percentage of revenue, cost of revenue was 29.1% for the nine months ended September 30, 2010 compared to 43.1% for the nine months ended September 30, 2009.
     General and Administrative Expenses. General and administrative expenses primarily decreased due to a reduction in legal fees in our ongoing litigation and regulatory compliance issues.
     As a percentage of revenue, general and administrative expenses decreased to 97.2% for the nine months ended September 30, 2010 from 282.4% for the nine months ended September 30, 2009.

Bail Bonds Industry Solutions Segment
     Our loss from operations in our Bail Bonds Industry Solutions Segment decreased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease in loss from operations is primarily driven by slight growth in revenue and decreased amortization expense.

	Nine Months Ended September 30,
	2010	2009	Difference	%
Revenue	$375	$250	$125	50.0%
Operating expenses:
Cost of revenue	46	145	(99)	(68.3)%
General and administrative	1,465	1,309	156	11.9%
Depreciation	2	27	(25)	(92.6)%
Amortization	—	320	(320)	(100.0)%

Total operating expenses	1,513	1,801	(288)	(16.0)%

Loss from operations	$(1,138)	$(1,551)	$413	26.6%

     Revenue. Revenue increased $125 thousand for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as a result of new clients.
     Cost of Revenue. Cost of revenue decreased primarily due to a reduction in monitoring costs.
     As a percentage of revenue, cost of revenue was 12.3% for the nine months ended September 30, 2010 compared to 58.0% for the nine months ended September 30, 2009.
     General and Administrative Expenses. The increase in general and administrative expenses was primarily to increased payroll.
     Amortization. Amortization decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This was due to impairment of amortizable intangible assets in late 2009.
Results of Discontinued Operations
     Our Background Screening segment consisted of the personnel and vendor background screening services provided by Screening International. On July 19, 2010, we and Screening International Holdings entered into a membership interest purchase agreement with Sterling Infosystems, Inc., pursuant to which Screening International Holdings sold, and Sterling Infosystems acquired, 100% of the membership interests of Screening International for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. Screening International Holdings is not an operating subsidiary and our background screening services ceased upon the sale of Screening International.
     The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$1,060	$4,603	$12,907	$13,548
Income (loss) from discontinued operations	83	(844)	(158)	(10,320)
Income tax expense	(20)	(343)	(221)	(343)

Income (loss) from discontinued operations	63	(1,187)	(379)	(10,663)
Gain on disposal from discontinued operations	5,868	—	5,868	—
Net loss attributable to noncontrolling interest in discontinued operations	—	—	—	4,380

Income (loss) from discontinued operations	$5,931	$(1,187)	$5,489	$(6,283)

Interest Income
     Interest income decreased to $5 thousand for the three months ended September 30, 2010 from $6 thousand for the three months ended September 30, 2009. Interest income decreased to $16 thousand for the nine months ended September 30, 2010 from $148 thousand for the nine months ended September 20, 2009. The decrease in both the three and nine months ended September 30, 2010 is primarily attributable to interest earned on a federal tax refund related to the conclusion of an Internal Revenue Service examination in 2009.
Interest Expense
     Interest expense from continuing operations increased to $527 thousand for the three months ended September 30, 2010 from $443 thousand for the three months ended September 30, 2009. Interest expense from continuing operations increased to $1.7 million for the nine months ended September 30, 2010 from $843 thousand for the nine months ended September 30, 2009. The increase in interest expense for both the three and nine months ended September 30, 2010 is primarily attributable to the increase in uncertain tax positions of $4.2 million, on which interest expense is recorded, as well as interest expense on additional leases executed in the nine months ended September 30, 2010.
     In 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement. In the three months ended September 30, 2010 we repaid the remaining principal on our term loan and repaid a portion of our revolving credit facility. We retained the fixed rate interest rate swaps as economic hedges of future variable interest rate risk on our revolving credit facility.
Other (Expense) Income
     Other expense from continuing operations decreased to $224 thousand for the three months ended September 30, 2010 from income of $229 thousand for the three months ended September 30, 2009. Other expense from continuing operations decreased to $274 thousand for the nine months ended September 30, 2010 from income of $40 thousand for the nine months ended September 30, 2009. This decrease in other income is primarily attributable to the discontinuance of a cash flow hedge, which resulted in the reclassification of an interest rate swap into earnings, and a decrease in the foreign currency transaction gains resulting from exchange rate fluctuations over the current period.
Income Taxes
     Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2010 and 2009 was 37.8% and 44.0%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2010 and 2009 was 41.4% and 37.7%, respectively. The change is primarily due to an increase in state apportionment allocations as well as a discrete event related to an increase in an uncertain tax position in a foreign jurisdiction.
     In addition, the liability increased by approximately $4.2 million primarily related to an uncertain tax position in a foreign jurisdiction in the nine months ended September 30, 2010. This liability is recorded in other long-term liabilities in our condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended September 30, 2010, we recorded penalties of $97 thousand and a net interest expense of $25 thousand primarily due to the uncertain tax position in a foreign jurisdiction. In the nine months ended September 30, 2010, we recorded penalties of $316 thousand and a net interest expense of $235 thousand primarily due to the uncertain tax position in a foreign jurisdiction. The penalties and interest, net of federal benefit, increased the effective tax rate in the three and nine months ended September 30, 2010.
     We reduced our liability and interest expense in the three months ended September 30, 2010 by $109 thousand and $25 thousand, respectively, by effectively settling our state and federal income tax audits.

Liquidity and Capital Resources
Cash Flow
     Cash and cash equivalents were $28.3 million as of September 30, 2010. Cash and cash equivalents were $12.4 million as of December 31, 2009, of which $1.2 million related to cash and cash equivalents of our Background Screening segment. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
     As of September 30, 2010 and December 31, 2009 we held short-term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments in our condensed consolidated financial statements.
     Our accounts receivable balance as of September 30, 2010 was $17.7 million, compared to $25.1 million, including approximately $1.8 million related to our Background Screening segment, as of December 31, 2009. Our accounts receivable balance consists of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of the top financial institutions. The likelihood of non-payment has historically been remote with respect to subscriber based clients; however, we do provide for an allowance for doubtful accounts with respect to our corporate brand protection clients. Given the events in the financial markets, we continue to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
     Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the credit agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $45.6 million as of September 30, 2010 compared to $25.0 million as of December 31, 2009. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments, interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Nine Months Ended September 30,
	2010	2009	Difference
	(In thousands)
Cash flows provided by operating activities	$33,070	$13,136	$19,934
Cash flows provided by (used in) investing activities	5,837	(5,842)	11,679
Cash flows used in financing activities	(22,985)	(5,841)	(17,144)
Effect of exchange rate changes on cash and cash equivalents	14	(182)	196

Net increase in cash and cash equivalents	15,936	1,271	14,665
Cash and cash equivalents, beginning of year	12,394	10,762	1,632

Cash and cash equivalents, end of year	$28,330	$12,033	$16,297

     The $19.9 million increase in cash flows provided by operations was primarily the result of an increase in earnings, a decrease in cash paid for marketing and prepaid commissions and a decrease in other assets due to receipt of a trade receivable, partially offset by an increase in income tax payments. In the nine months ended September 30, 2010, net cash used in operations for deferred subscription solicitation costs was $38.4 million as compared to $53.9 million in the nine months ended September 30, 2009. Our agreements are short-term in nature and are not a “continuing contract” because either party may generally terminate the agreements without cause at any time, without penalty. Due to the short-term nature of these agreements, our clients could, at any time, re-negotiate (and at times have renegotiated) any of the key terms, including price, marketing and commission arrangements. Our operating results will continue to be impacted by the non-cash amortization of prepaid commissions, as well as the amortization of the deferred subscription solicitation costs. If we consent to the specific requests and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.

     The increase in cash flows provided by investing activities for the nine months ended September 30, 2010 was primarily attributable to the cash proceeds from the sale of Screening International, partially offset by the additional long-term investment in White Sky, Inc.
     The increase in cash flows used in financing activities for the nine months ended September 30, 2010 was primarily attributable to the prepayment of principal on our term loan and revolving line of credit of $13.1 million and a cash dividend of $2.7 million.
     On August 12, 2010, we announced a cash dividend of $.15 per share on our common stock, payable on September 10, 2010 to stockholders of record as of August 31, 2010. On September 10, 2010 we paid a cash dividend of $2.7 million.
     On November 15, 2010, we announced a cash dividend of $.15 per share on our common stock, payable on December 10, 2010 to stockholders of record as of November 30, 2010.
Credit Facility and Borrowing Capacity
     On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended our credit agreement in order to increase the term loan facility to $28 million. In July 2009, we entered into a third amendment to the Credit Agreement related to the termination and ongoing operations of Screening International. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.00% to 2.75% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as required a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. On July 30, 2010, following the sale of Screening International on July 19, 2010, we prepaid the remaining principal balance of $11.1 million on our term loan, which included the required amount as well as additional amounts. Additionally, on August 18, 2010, we paid $2.0 million of principal on our revolving line of credit. As of September 30, 2010, the outstanding rate on our line of credit was 2.8% and the principal balance was $21.0 million.
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
     We entered into interest rate swap transactions on our term loan and revolving line of credit that converts our variable-rate debt to fixed-rate debt. As a result of the prepayment of the remaining principal balance on our term loan, we no longer meet the criteria for hedge accounting. Therefore, we discontinued our cash flow hedge and reclassified the interest rate swap on the term loan to a non designated derivative. We retained the interest rate swap to economically hedge our interest rate risk on the non-hedged portion of the revolving line of credit. The counterparty to our derivative agreements is a major financial institution for which we continually monitor its position and credit ratings. We do not anticipate nonperformance by this financial institution.
     The interest rate swaps on our outstanding revolving line of credit have notional amounts of $10.5 million and $10.0 million, respectively. The swaps modify our interest rate exposure by effectively converting the variable rate on our revolving line of credit (0.3% at September 30, 2010) to a fixed rate of 3.4% per annum through December 2011. We have one swap in which the notional amount amortizes on a monthly basis through December 2011 and the other swap amortized from $15.0 million to $10.0 million through March 31, 2009 and terminates in December 2011. We use the monthly LIBOR interest rate and have the intent and ability to continue to use this rate on our hedged and non-hedged borrowings.

Share Repurchase
     On August 12, 2010, we announced that our Board of Directors had increased the authorized amount under our existing share repurchase program to a total of $30.0 million of our common shares. This represents an increase of approximately $10.0 million from the approximately $20.5 million remaining in the program. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. In the nine months ended September 30, 2010, we repurchased 50 thousand common shares at $8.62 a share for an aggregate cost of $432 thousand. We did not repurchase any common stock in the nine months ended September 30, 2009.
Contractual Obligations
     We entered into an agreement with a provider of identity theft products under which we are required to pay non-refundable minimum payments totaling $1.5 million during the year ended December 31, 2010, in exchange for exclusivity.
     During the nine months ended September 30, 2010 we entered into a master agreement for additional capital leases, of which we took partial delivery as of September 30, 2010 for $1.9 million. We expect to take delivery of the remaining assets in the fourth quarter of 2010. We recorded the lease liability at the fair market value of the underlying assets on our condensed consolidated balance sheet. The minimum fixed commitments related to the $1.9 million agreement are $69 thousand, $414 thousand, $414 thousand, $414 thousand, $414 thousand, and $207 thousand for the years ended December 31, 2010, 2011, 2012, 2013, 2014, and 2015, respectively.
     We have financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of September 30, 2010 are $216 thousand and $201 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our condensed consolidated financial statements.
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
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information for common shares repurchased during the three months ended September 30, 2010:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as	that May Yet Be
	Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Fiscal Period	Purchased	per Share(1)	or Programs	Programs(2)
July 1, 2010 through July 31, 2010	—	—	—	$10,522,054
August 1, 2010 through August 31, 2010	—	—	—	$20,522,054
September 1, 2010 through September 30, 2010	50,000	$8.62	50,000	$20,090,004

TOTAL	50,000	$8.62	50,000	$20,090,004

(1)	Average price per share excludes commissions.

(2)	On August 12, 2010, we announced that our Board of Directors had increased the authorized amount by $10.0 million under our existing share repurchase program to a total of $30.0 million of our common shares. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions

Item 6. Exhibits

10.1	Form of Membership Interest Purchase Agreement, dated July 19, 2010, between Sterling Infosystems, Inc., Intersections Inc., Screening International Holdings LLC and Screening International LLC (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 22, 2010)

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.
	By:	/s/ John G. Scanlon
John G. Scanlon
Date: November 15, 2010		Chief Financial Officer