Form 10-K
period 2010-12-31
INTERSECTIONS INC
filed 2011-03-16
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $46 million based on the last sales price quoted on The NASDAQ Global Market.

As of February 28, 2011, the registrant had 19,093,845 shares of common stock, $0.01 par value per share, issued and 17,927,429 shares outstanding, with 1,116,416 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2011 annual meeting of stockholders to be held on May 18, 2011.

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

•	demand for our services;

•	the concentration of our products and services;

•	product development;

•	maintaining acceptable margins;

•	maintaining secure systems;

•	ability to control costs;

•	the impact of foreign, federal, state and local regulatory requirements on our business, specifically the consumer credit market;

•	the impact of competition;

•	our ability to continue our long-term business strategy, including growth through acquisition and investments;

•	general economic conditions, including the recent recession and the pace of economic recovery;

•	disruptions to the credit and financial markets in the U.S. and worldwide;

•	economic conditions specific to our financial institutions clients;

•	ability to attract and retain qualified personnel; and

•	the possibility that we may not make further dividend payments.

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

We are a leading provider of subscription based consumer protection services. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary, Intersections Insurance Services Inc., we also offer subscription based insurance and membership services, including consumer discounts on healthcare, home and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In many instances, our services are customized and branded to meet the needs of specific marketing partners. In addition, we also offer our services directly to consumers, largely through our Identity Guard® brand. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels including direct mail, outbound telemarketing and inbound telemarketing.

Through our wholly owned subsidiary, Net Enforcers Inc., we provide corporate identity theft protection services, including online brand monitoring, online auction monitoring, intellectual property monitoring and other services.

Through our wholly owned subsidiary, Captira Analytical, LLC, we provide software and automated service solutions for the bail bonds industry, including office automation tools, accounting, reporting and underwriting decisioning tools.

We have three reportable operating segments with continuing operations through the period ended December 31, 2010. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

In addition. through a subsidiary, Screening International, LLC, we provided personnel and vendor background screening services to businesses worldwide. As further described in Note 22 to our consolidated financial statements, on July 19, 2010, we sold this subsidiary to Sterling Infosystems Inc., for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items.

We were incorporated in Delaware in 1999. Through our predecessor companies, we have been offering consumer protection services since 1996. Intersections Insurance Services, through its predecessor companies, has been offering consumer products and services since 1982. Our principal executive offices are located at 3901Stonecroft Boulevard, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our web site address is www.intersections.com. We make available on this web site under “Investors and Media”, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

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

Consumer Products and Services

Our Services and Subscribers

We offer consumers their credit reports, and daily, monthly and quarterly monitoring of their credit files, at one or all three of the major credit reporting agencies: Equifax, Experian and TransUnion. We also offer reports and monitoring services based on additional information sources, including public records and new financial and non-financial account applications, along with services that help subscribers detect unauthorized use of their account information. In addition, we offer credit scores and credit score analysis tools, credit education, identity theft recovery services, identity theft cost reimbursement, and software and other technology tools to protect against identity theft, such as mobile data storage, anti-virus and anti-key logging software. Our products and services also include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance, provided through our subsidiary, Intersections Insurance Services. We also have an agreement with, and minority investment in, White Sky, Inc. Under a separate commercial agreement, we distribute White Sky’s online privacy protection software as part of our consumer products and services.

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

As part of our agreement with the Identity Theft Assistance Corporation, we also offer victim assistance services to help victims of identity theft that are referred to the Identity Theft Assistance Center (“ITAC”) by their financial institutions. We assist these customers in identifying instances of identity theft that appear on their credit reports, notifying the affected institutions, and sharing the data with law enforcement. These victim assistance services are provided free to the customers and we are paid fees by the ITAC Members for the services we provide to their customers. We also have a license agreement with Identity Theft Assistance Corporation under which we offer certain of our identity theft protection products and services to consumer customers of ITAC members and other entities. We receive a combination of service fees and commissions in connection with those services. We also have an agreement with ITAC under which we may refer potential identity theft victims to ITAC, in which case we pay the same fees an ITAC Member would pay for referring a case.

In addition, we offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are paid fees by the clients for the services we provide their customers.

Our Marketing

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients principally are credit card, direct deposit or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, web and technology companies and other service providers with significant market presence.

With our clients, our services are marketed to potential subscribers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. In 2010, we continued to invest in marketing with existing and new clients.

We conduct our consumer direct marketing primarily through the Internet, including marketing affiliates, and through television, radio and other mass media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email. We continue to invest in marketing in our direct to consumer business.

ITAC is primarily responsible for relations with ITAC Member financial institutions in connection with the ITAC Victim Assistance service provided through the ITAC Victim Assistance center. We primarily employ an internal sales force to market our breach response services, and obtain new clients for our consumer products and services. Our breach response services are marketed both on a proactive basis to clients who have not yet experienced a breach, and on a reactive basis to clients already experiencing a loss of personal confidential information. Our consumer products and services are marketed to prospective clients via our internal sales force and partners who promote our services to third parties. We are primarily responsible for marketing of our consumer services to the consumer customers of ITAC members and others under our license agreement with ITAC.

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

Revenue from subscribers obtained through our largest clients in 2009 and 2010, as a percentage of our total revenue, was: Bank of America — 58% and 56%; Citibank — 10% and 10%; and Capital One (directly, and, for subscribers acquired prior to January 1, 2005, through our relationship with Equifax) — 5% and 5%.

Our ITAC clients are all financial institutions who have chosen to become members of ITAC. Our breach response clients are generally financial services clients, health care providers, educational institutions, retailers and other corporations.

Operations

Our operations platform for our consumer products and services, which consists principally of customer service, fulfillment, information processing and technology, is designed to serve the needs of both our clients and our subscribers. Our services are tailored to meet our clients’ requirements for branding and presentation, service levels, accuracy and security. We believe our ongoing investment in operations offer a significant competitive advantage for us in our ability to produce high quality services in both online and offline environments while delivering high levels of both customer and client service and data security.

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

We maintain in-house customer care centers in Chantilly, Virginia, Arlington Heights, Illinois, and Rio Rancho, New Mexico. In 2010, we opened an additional customer care center located in Altavista, Virginia. Additionally, we utilize the services of outsourced vendors with capacity for additional customer service representatives trained to handle billing inquiries, subscription questions and account retention.

Fulfillment

Our in-house mail generation and delivery capabilities for our consumer products and services are designed to provide full color customizable and branded material for our clients with prompt, high quality, secure and cost-effective delivery of subscribers’ personal data. Proprietary software creates consumer friendly presentation, tracks delivery at the page and image level and stores the consolidated credit data for member servicing. For the purpose of ensuring accuracy and security of subscribers’ personal data, credit reports are electronically inspected upon receipt and again before final delivery. Operational auditing of fulfillment events is also conducted regularly. We have fulfillment centers in Chantilly, Virginia, Manassas, Virginia, and Arlington Heights, Illinois. These centers provide additional capacity to handle projected growth, provide contingency backup and efficiently respond to volume spikes.

Information Processing

We also make our services available to most subscribers via the Internet. Upon enrollment, each subscriber who successfully passes authentication is provided a personal identification number that enables immediate activation and access. We deliver these services through client-branded web sites and our own branded web sites. We continue to invest in significant changes to our e-commerce platform in order to enhance both our product enrollment and servicing capabilities.

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

We employ a range of information technology solutions, physical controls, procedures and processes to safeguard sensitive data, and regularly evaluate those solutions against the latest available technology and industry standards. We use respected third parties to review and test our security controls, we continue to be audited by our clients with positive feedback, and we have obtained PCI level 1 and Experian’s EI3PA compliance as tested by ControlCase.

We have undertaken several projects for the purpose of ensuring that our infrastructure expands with client and subscriber needs. Our primary production systems are hosted at a secure, high-availability third party data center in the Northern Virginia area. Our back office and online environments are designed with high volume processing in mind and are constructed to optimize performance, reliability, and scalability.

Data and Analytics Providers

Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days notice, respectively. The term of our agreement with Equifax expires on December 31, 2011, but will renew for two additional one year terms unless we or Equifax provide notice of non-renewal 30 days prior to expiration. During any renewal term, either party may terminate the agreement on 90 days prior notice, and the pricing we pay is subject to increase. Each of these credit reporting agencies is a competitor of ours in providing credit information to consumers.

We have entered into contracts with several additional providers of data and analytics for use in our identity theft and fraud protection services, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. In certain contractual arrangements, we pay non-refundable license fees in exchange for the limited exclusive rights to use the data. We expect these third party data and analytics sources to be of increasing significance to our business in the future to the extent we are successful in marketing our new services. We routinely review the effectiveness and cost of these exclusivity agreements in conjunction with our projected data usage and business forecasts. In December of 2010, we elected to terminate one such exclusivity agreement in order to reduce our overall data costs starting January 1, 2012. Our other consumer products and services are delivered by third party providers, including insurance companies, discount service providers and software distributors.

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

We believe that our principal competitors for our Consumer Products and Services segment include the following companies and their subsidiaries: Equifax; Experian; TransUnion; Core Logic; Affinion; Vertrue; and Lifelock. Other competitors that we believe to be smaller also are in the market, and others may enter the market. Some of our competitors focus on consumer direct marketing only, and a few also compete with us for marketing through financial institutions. We also purchase credit data from our competitors Equifax, Experian and TransUnion. One or more of them may decline to provide us all of the data or features that they may provide to consumers, which could have an adverse affect on our ability to compete for those consumers.

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

Our Clients

Net Enforcers’ clients are typically corporate brand owners or law firms working on behalf of corporate brand owners. Generally, client contracts have terms of one year with automatic annual renewals. We have one client that contributes greater than 10% of this segment’s revenue. The loss of this client could have a material adverse impact on this segment’s financial results. Revenue from this client in 2009 and 2010 was approximately 23% and 22% of the segment’s revenue, respectively. This client does not constitute 10% or more of our consolidated revenue.

Operations, Information Technology & Customer Service

Net Enforcers has developed its operational and technology platforms through years of experience detecting and taking action to remediate online brand abuse. Net Enforcers uses proprietary technology and processes to detect, classify, report and facilitate client action with respect to online corporate brand misuse. Net Enforcers employs a team of technology professionals responsible for developing, enhancing, maintaining and operating our proprietary technology systems. Our systems are generally hosted in a professional third-party co-location hosting facility in Ashburn, VA. Net Enforcer’s operations staff is primarily responsible for client service activities, manual search and classification activities and other manual operations related to our services. We also employ an outsourced services firm in the Philippines to provide relatively low skilled operational staff for certain functions. Net Enforcers’ primary offices are in Gainesville, FL and Winchester, VA.

Data and Analysis Providers

Net Enforcers primarily utilizes publicly available information in its service offerings, but also utilizes the services of data aggregators in some instances.

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

Operations, Information Technology & Customer Service

Captira Analytical has custom developed its technology and operational processes based upon an in depth understanding of the operational activities of the bail bonds industry. Captira Analytical’s primary offices are located in Albany, NY. Captira Analytical has additional sales and customer support personnel located throughout the country. Captira Analytical outsources hosting and management of its operational technology platforms to a domestic third party data center provider located in Ashburn VA. Services are generally delivered to clients on a remote basis over the internet via secure connections. Onsite support is sometimes provided to clients, particularly during initial data migration and account setup. Captira Analytical continues to invest in its operational and technology platforms to improve functionality, scalability and the security of its offerings.

Data and Analysis Providers

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

Government Regulation

Our business is subject to a variety of laws and regulations, some of which are summarized below. Should we fail to comply with these laws or regulations, we could be subject to a variety of criminal and civil enforcement actions, lawsuits and sanctions, any of which could have a material adverse effect on our company. Changes in these laws or regulations, or new laws or regulations, could affect our business. Government laws and regulations that may affect our business include, but are not limited to, the following:

Credit Reporting Laws and Regulations

Our services involve the use of consumer credit reports governed by the federal Fair Credit Reporting Act, or FCRA, and similar state laws governing the use of consumer credit information. The FCRA establishes a set of requirements that apply to the assembly, use and delivery of “consumer reports” which includes credit reports. Some of our services deliver consumer reports, including credit reports, credit report alerts and credit scores. Either directly, or through our contracts with consumer reporting agencies, we are required to comply with certain aspects of these laws and regulations. Laws and regulations concerning these consumer reports are under frequent scrutiny and often change, and these changes may materially affect our business. In addition, both the FCRA and state laws give consumers rights to free credit reports, and rights to take actions such as filing “fraud alerts” for and filing “credit freezes” for free or nominal charges. Recent proposals if enacted also may give consumers the right to obtain free credit scores in certain circumstances. These rights to free credit reports and scores and to take certain other actions for free or nominal charges may cause consumers to perceive that the value of our services is reduced or replaced by those benefits, which could have a material adverse affect on our business. Further, in order to exercise these rights, consumers may contact the nationwide credit reporting agencies, Equifax, Experian and Trans Union, whose subsidiaries are our competitors and who in some circumstances may market services to those consumers in competition with our services.

Privacy Laws and Regulations

Generally, the federal Gramm-Leach-Bliley Act governs information about consumers received or obtained by “financial institutions.” The Gramm-Leach-Bliley Act, together with implementing regulations adopted by the Federal Trade Commission and other federal agencies, require, among other things, that financial institutions issue privacy policies to consumer customers and comply with various restrictions on use and disclosure of “nonpublic personal information.” The Gramm-Leach-Bliley Act and implementing regulations also restrict the use, disclosure and safeguarding of nonpublic personal information by non-financial institutions that receive such information from financial institutions. Some of our business, including use of nonpublic personal information we receive in connection with our services, is subject to the Gramm-Leach-Bliley Act and implementing regulations.

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

In Canada, where we provide certain of our consumer services, the Personal Information Protection and Electronic Documents Act (2000) applies to organizations with respect to personal information that they collect, use or disclose in the course of commercial activities. It requires compliance with the National Standard of Canada Model Code for the Protection of Personal Information. Canada or its provinces may adopt other laws and regulations that impact our business.

Marketing Laws and Regulations

We market our consumer products and services through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations regulate, among other things, telemarketing, marketing on the Internet, and email marketing. These laws and regulations are the subject of continuing revisions and public and private attention. They may limit our ability to market to new subscribers or offer additional services to existing subscribers. For example, the recently enacted Restore Online Shoppers’ Confidence Act (S. 3386) is a federal law which places certain requirements on certain trial offers called “negative options,” and proscribes certain other online marketing practices. Some of these federal and state laws specifically regulate the marketing of credit report and monitoring services like ours. For example, pursuant to the recently enacted Card Act (H.R. 627), the Federal Trade Commission recently issued a regulation which limits the manner in which free credit reports may be offered to consumers as part of other fee-based services. This regulation required that we and our competitors make certain changes to our marketing disclosures.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. The Dodd-Frank Act established a Bureau of Consumer Financial Protection (the “CFPB”). The CFPB will have a wide range of sweeping authority and powers over consumer financial products as well as the FCRA. The powers of the CFPB include, among other things, supervisory, regulatory and enforcement authority. It is not certain exactly how the CFPB’s authority will apply to our products or services, either directly by supervising and regulating us, or indirectly through supervision and regulation of the credit reporting agencies that are our major suppliers. It is expected, however, that the CFPB will take an aggressive approach, including regulation, enforcement and potential supervision. The CFPB’s activities may have a materially adverse impact on our business, including our operations and financial results.

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

Laws and Regulations Particularly Affecting Our Online Brand Protection Segment

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

Employees

As of December 31, 2010, we had 787 employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

Our Consumer Products and Services business is dependent on favorable economic conditions. The recent recession and pace of recovery has negatively impacted our consumer base and financial institution clients.

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

Financial Institutions.  Our financial institution clients might reduce or eliminate marketing programs that would cause a material adverse impact on our ability to obtain new subscribers and to expand our service offerings to existing subscribers. In prior years, certain of our financial institutional clients requested that we bear more of the new subscriber marketing costs and prepay commissions. This resulted in our using an increased portion of our cash flow generated from operations to fund our business. If this occurs again, we may be required to raise additional funds in the future to operate and expand our business. There can be no assurance we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition.

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

The number of cancellations to our consumer products and services within the first 90 days as a percentage of new subscribers was 25.4% in 2008, 30.6% in 2009 and 32.0% in 2010. The increase in cancellation in 2010 is due to the higher rate of new additions in the fourth quarter of 2009 and the first half of 2010. The increase in cancellations in 2009 was driven by sales mix and sales from a partner, who is not a financial institution, which had a higher than expected rate of disputed billing transactions. In the three months ended December 31, 2009, we ceased sales with that partner. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, as a percentage of the number of subscribers at the beginning of the year plus the net of new subscribers and cancellations within the first 90 days, was 43.3% in 2008, 37.2% in 2009, and 29.2% in 2010. The larger percentage in 2008 is primarily due to a loss of approximately 800 thousand subscribers from our wholesale relationship with Discover in 2008.

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

Revenue from subscribers obtained through our largest clients — Bank of America, Citibank, Capital One, and Discover— as a percentage of our total revenue was 75.7% in 2009 and 72.5% in 2010. The loss of any of our key clients could have a material adverse effect on our results of operations. For example, in February, 2008, our client Discover terminated its indirect agreement with us, effective September 1, 2008. Upon termination of that agreement, we ceased providing services to Discover customers governed by that agreement. In 2008, Discover customers governed by that agreement accounted for approximately 8% of our revenue.

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

We are dependent upon our consumer products and services for substantially all of our revenue, and market demand for these services could decrease.

Approximately 99% of our revenue in 2009 and 2010 was derived from our consumer products and services, with the balance coming from our other services. We expect to remain dependent on revenue from our consumer products and services for the foreseeable future. Any significant downturn in the demand for these services would materially decrease our revenue.

If we lose our ability to purchase data from any of the three major credit reporting agencies, each of which is a competitor of ours, demand for our services could decrease.

We rely on the three major credit reporting agencies, Equifax, Experian and TransUnion, to provide us with essential data for our consumer identity theft protection and credit management services. Our agreements with Experian and TransUnion may be terminated by them on 30 days and 60 days notice, respectively. The term of our agreement with Equifax expires on December 31, 2011, but will renew for two additional one year terms unless we or Equifax provide notice of non-renewal 30 days prior to expiration. During any renewal term, either party may terminate the agreement on 90 days prior notice, and the pricing we pay is subject to increase. Each of the three major credit reporting agencies owns its consumer credit data and is a competitor of ours in providing credit information directly to consumers, and may decide to stop supplying data to us. Any interruption, deterioration or termination of our relationship with one or more of the three credit reporting agencies would be disruptive to our business and could cause us to lose subscribers.

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

We and our clients solicit some of our subscribers through outbound telemarketing that we outsource to third-party contractors. In outbound telemarketing, the third-party contractors make the initial contact with potential subscribers. We attempt to control the level and quality of the services provided by these third parties through a combination of contractual provisions, monitoring, on-site visits and records audits. In arrangements where we bear the marketing cost, which represented 60% of new subscribers acquired in 2010, approximately 48% of new subscribers were obtained through outbound telemarketing by outsourced vendors. In arrangements where the clients bear the marketing cost, which represented 40% of new subscribers acquired in 2010, approximately 15% of new subscribers were obtained through outbound telemarketing by outsourced vendors. Any quality problems could result in negative publicity and customer dissatisfaction, which could cause us to lose clients and subscribers and decrease our revenue.

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

If we determine in the future that we are required to establish reserves or we incur liabilities for any litigation or governmental proceedings that has been or may be brought against us, our results of operations, cash flow and financial condition could be materially and adversely affected.

We have not established reserves for any of the legal or governmental proceedings in which we are currently involved and we are unable to estimate at this time the amount of charges, if any, that may be required to provide reserves for these matters in the future. We may determine in the future that a reserve or a charge for all or a portion of any of our legal proceedings is required, including charges related to legal fees. In addition, we may be required to record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges, particularly in the event we may be found liable in a large class-action lawsuit, could be significant and could materially and adversely affect our results of operations, cash flow and financial condition and result in a significant reduction in the value of our shares of common stock.

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

In connection with our acquisitions, we may experience unforeseen operating difficulties as we integrate the acquired assets and businesses into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition or investments by us involves risks, including:

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of the acquired businesses with those of our existing operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	establishing the internal controls and procedures that we are required to maintain under the Sarbanes-Oxley Act of 2002; and

•	mitigating contingent or assumed liabilities or unexpected costs.

We may not realize planned benefits of our membership agreement or other customer portfolio acquisitions.

We may acquire membership agreements or other customer portfolios from our clients or others. Although we receive certain representations, warranties and covenants from the seller of the membership agreements customer portfolio, we have no guarantee that attrition of customers will not exceed expected levels for reasons that do not require the seller to indemnify us. If attrition exceeds our expectations, the revenue expected from these portfolios or membership agreements otherwise is less than we expected, or our costs of servicing these customers are higher than we expected, we may lose some or all of the investment we made in acquiring the portfolio or membership agreements. For example, in 2009, we accelerated the amortization of an acquired customer portfolio asset based on the unexpected increase in the rate of attrition of the subscriber base.

Fluctuations of foreign currency values may adversely affect our reported revenue, results of operations and financial condition

We provide our consumer products and services to consumers in Canada. The fluctuations of these foreign currencies relative to the U.S. Dollar may adversely affect our reported revenue, results of operations and financial condition, and there can be no guarantee that our strategies to reduce these risks will be successful.

Our stock price fluctuates and may continue to fluctuate significantly over a short period of time.

In the past, our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our historical operating results have been below the expectations of analysts and investors, the price of our common stock has decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;

•	the loss of a key client or a change by a key client in the marketing of our products and services;

•	our ability to introduce new and improve existing products and services on a timely basis;

•	the introduction of competing products and services by our competitors;

•	the demand for consumer subscription services generally;

•	amount and frequency of future dividend payments and share repurchases, if any;

•	the ability of third parties to market and support our services; and

•	general economic conditions.

Insiders have substantial control over us and could delay or prevent a change in corporate control, which may harm the market price of our common stock.

Loeb Holding Corp., which is controlled by one of our directors, owns approximately 37% of our outstanding common stock. In addition, our executive officers and other directors own shares of our outstanding common stock. These stockholders may have interests that conflict with the other public stockholders. If these stockholders act together, they could have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

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

Our business and activities, or the information we use in our business and activities, are subject to regulation by foreign, federal, state and local authorities. These laws and regulations include the federal Fair Credit Reporting Act and state laws governing credit reporting and information, the federal Gramm-Leach-Bliley Act, the Card Act, and other federal and state laws governing privacy, and various laws and regulations governing marketing to consumers, and similar laws in Canada. In addition, certain of the services provided by Intersections Insurance Services include insurance components governed by insurance laws. Insurance generally is regulated by each of the fifty states of the United States and the District of Columbia. Some insurance laws require licensing, and impose other extensive restrictions. The applicability of some insurance laws to various services and activities may vary by state and may be uncertain within a state, which may result in conflicting rules and or unanticipated costs or restrictions on our business. .

Through these laws and regulations, our industry is subject to ongoing oversight and change. For example, in 2010 the federal Restore Online Shoppers’ Confidence Act placed requirements on certain trial offers called “negative options,” which are a significant part of our offerings, and proscribes certain other online marketing practices which currently are not material to our business. In addition, pursuant to the recently enacted Card Act, the Federal Trade Commission recently issued a regulation which limits the manner in which free credit reports may be offered to consumers as part of other fee-based services. This regulation required that we and our competitors make certain changes to our marketing disclosures. In addition, the recently created federal Bureau of Consumer Financial Protection will have enormous power over consumer financial products and the U.S. credit information system, including the FCRA. We do not yet know how the CFPB may apply to our business.

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

Both the federal Fair Credit Reporting Act and state laws give consumers rights to free credit reports, and rights to take actions such as filing “fraud alerts” for and filing “credit freezes” for free or nominal charges. Recent proposals if enacted also may give consumers the right to obtain free credit scores in certain circumstances. These rights to free credit reports and scores and to take certain other actions for free or nominal charges may cause consumers to perceive that the value of our services is reduced or replaced by those benefits, which could have a material adverse affect on our business. Further, in order to exercise these rights consumers may contact the nationwide credit reporting agencies, Equifax, Experian and TransUnion, whose subsidiaries are our consumers and who in some circumstances may market services to those consumers in competition with our services.

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

Several of our competitors offer products and services that are similar to, or that directly compete with, our products and services. Competition for new subscribers for our consumer products and services is also intense. Even after developing a client relationship, we compete within the client organization with other consumer products and services for appropriately targeted customers because client organizations typically have only limited capacity to market third-party products and services like ours. We also compete directly with the credit reporting agencies that control the credit file data that we use to provide our services. One or more of these credit reporting agencies may not make available to us or our customers the same features that they may offer in direct competition with us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a summary of our leased facilities:

	Approx.		Lease
Location	Square Feet	Segment	Expiration

Chantilly, VA(1)	98,310	Consumer Products and Services	2019
Altavista, VA	27,327	Consumer Products and Services	2015
Rio Rancho, NM	28,000	Consumer Products and Services	2013
Manassas, VA	11,500	Consumer Products and Services	2013
Albany, NY	7,730	Bail Bonds Industry Solutions	2011
Gainesville, FL	2,566	Online Brand Protection	2011
Winchester, VA	1,800	Online Brand Protection	2011
Chandler, AZ	300	Online Brand Protection	2011

(1)	Includes expansion space.

We also own a 2,670 square foot facility located in Arlington Heights, Illinois, which is used by our Consumer Products and Services segment for office space, an inbound call center and fulfillment center.

We believe that our facilities will support our future business requirements or that we will be able to lease additional or replacement space, if needed, on reasonable terms. Certain properties are utilized by all of our segments and in such cases the property is reported in the segment with highest usage.

ITEM 3.	LEGAL PROCEEDINGS

On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay so that we may seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. On January 26, 2011, the Bankruptcy Court lifted the automatic stay, and the U.S. District Court for the Eastern District of Virginia has scheduled a trial to commence on May 2, 2011.

On September 11, 2009, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America of America, NA, Banc of America Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit.

On February 16, 2010, a putative class action complaint was filed against Intersections Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. We believe we have meritorious and complete defenses to the plaintiff’s claims but believe that it is too early in the litigation to form an opinion as to the likelihood of success in defeating the claims. Defendants filed answers to the complaint on May 24, 2010. Discovery is ongoing.

ITEM 4.	(REMOVED AND RESERVED)

None

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Michael R. Stanfield	60	Chairman, Chief Executive Officer and Director
Neal B. Dittersdorf	51	Executive Vice President, Chief Legal Officer
John G. Scanlon	43	Executive Vice President, Chief Financial Officer
Steven A. Schwartz	50	Executive Vice President, Consumer Services
Christopher W. Shenefelt	52	Executive Vice President, Operations
Madalyn C. Behneman	47	Senior Vice President, Chief Accounting Officer

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

Neal B. Dittersdorf has served as our Executive Vice President and Chief Legal Officer for more than five years. Prior to joining Intersections in February 2003, Mr. Dittersdorf was of counsel at the law firm of Venable LLP. He holds a B.A. from Brandeis University and a J.D. from the New York University School of Law.

John G. Scanlon has served as our Executive Vice President and Chief Financial Officer since November 2010. Previously, Mr. Scanlon served as Chief Operating Officer, Business Services from December 2007 and was promoted to Executive Vice President in January 2007. Mr. Scanlon joined Intersections in November 2006 from National Auto Inspections, LLC where he was President and Chief Operating Officer for this venture capital backed startup company. Mr. Scanlon previously served as a senior executive at Capital One Financial Corporation from 2000 to 2006 where he held general management responsibility for the company’s direct banking business and previously led a large portion of the Information Technology organization. Mr. Scanlon holds a B.S. in Business Administration from Georgetown University, and a Masters of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Steven A. Schwartz has served as our Executive Vice President, Consumer Services since October 2006, after serving as Senior Vice President of the Client Services division since joining Intersections in July 2003. From April 2001 to April 2003, Mr. Schwartz served as Senior Vice President at The Motley Fool. Mr. Schwartz holds a B.S. from Syracuse University and an M.B.A. from Rutgers University.

Christopher W. Shenefelt was named Executive Vice President, Operations in December 2007 after serving as Vice President and Senior Vice President, Operations since joining Intersections in January of 2003. Prior to joining

Intersections, Mr. Shenefelt held executive and technical management positions at AES, Winstar Communications and SAIC. Mr. Shenefelt holds a B.S.E.E from Michigan Technological University, an M.S.E.E. from the University of Central Florida and an M.B.A. from George Washington University.

Madalyn C. Behneman has served as our Senior Vice President of Finance and Accounting for more than five years and is our Chief Accounting Officer. Prior to joining Intersections, Ms. Behneman was employed by NII Holdings, Inc. as the Director of External Financial Reporting from June 2004 until June 2005. Ms. Behneman previously held various finance and accounting positions at other companies, including Director of Financial Reporting, with MCI, Inc. from April 1989 until June 2004. Ms. Behneman was employed on the audit staff of Ernst & Young and is a CPA. She earned her Bachelor of Science degree in Accounting from Virginia Tech.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 28, 2011, the common stock was held by approximately 44 stockholders of record and an estimated 1,739 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share and dividends declared on our common stock as reported on the NASDAQ Composite Tape.

	Sales Price
	per Share		Dividends Paid
	High	Low	per Common Share

2009 Quarter ended:
March 31, 2009	$5.48	$3.66	$0.00
June 30, 2009	$5.13	$2.79	$0.00
September 30, 2009	$6.13	$3.90	$0.00
December 31, 2009	$5.99	$4.05	$0.00

	Sales Price
	per Share		Dividends Paid
	High	Low	per Common Share

2010 Quarter ended:
March 31, 2010	$4.66	$4.01	$0.00
June 30, 2010	$5.59	$3.97	$0.00
September 30, 2010	$9.20	$3.89	$0.15
December 31, 2010	$10.63	$8.34	$0.15

Subsequent to the end of 2010, we announced a cash dividend of $.15 per share on our common stock, payable on March 10, 2011 to stockholders of record as of February 28, 2011. Dividends are considered quarterly by the board of directors and may be paid only when approved by the board. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. On August 12, 2010, we announced that our Board of Directors had increased the authorized amount under our existing share repurchase program to a total of $30 million of our common shares. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

We did not repurchase any shares in the three months ended December 31 2010.

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

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Statements of Operations Data(1):
Revenue	$176,942	$242,215	$333,764	$346,170	$364,136
Operating expenses:
Marketing	25,173	36,285	52,439	65,267	53,333
Commissions	25,786	52,624	86,008	110,348	117,588
Cost of revenue	62,544	84,077	97,694	91,080	88,879
General and administrative	40,965	44,844	53,145	61,416	63,170
Goodwill, intangible and long-lived asset impairment charges(2)	—	—	30,987	949	—
Depreciation	8,085	8,181	8,426	7,436	8,119
Amortization	919	2,841	10,284	9,078	6,716

Total operating expenses	163,472	228,852	338,983	345,574	337,805

Income (loss) from operations	13,470	13,363	(5,219)	596	26,331
Interest income (expense)	771	(572)	(2,291)	(1,103)	(1,675)
Other income (expense), net	315	1,200	(698)	1,362	(442)

Income (loss) from continuing operations before income taxes	14,556	13,991	(8,208)	855	24,214
Income tax (expense) benefit	(5,794)	(5,776)	2,755	(168)	(9,338)

Income (loss) from continuing operations	8,762	8,215	(5,453)	687	14,876
Income (loss) from discontinued operations, net of tax	771	(2,800)	(19,528)	(11,420)	(379)
Gain on disposal of discontinued operations	—	—	—	—	5,868
Net (income) loss attributable to noncontrolling interest in discontinued operations	(97)	1,451	9,004	4,380	—

Income (loss) from discontinued operations	674	(1,349)	(10,524)	(7,040)	5,489

Net income (loss) attributable to Intersections Inc.	$9,436	$6,866	$(15,977)	$(6,353)	$20,365

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.52	$0.48	$(0.32)	$0.04	$0.84

Income (loss) from discontinued operations	$0.04	$(0.08)	$(0.61)	$(0.40)	$0.31

Basic earnings (loss) per share	$0.56	$0.40	$(0.93)	$(0.36)	$1.15

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.50	$0.47	$(0.32)	$0.04	$0.81

Income (loss) from discontinued operations	$0.04	$(0.08)	$(0.61)	$(0.40)	$0.30

Diluted earnings (loss) per share	$0.54	$0.39	$(0.93)	$(0.36)	$1.11

Weighted average shares outstanding:
Basic	16,770	17.096	17,264	17,503	17,709

Diluted	17,606	17,479	17,264	17,583	18,412

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Balance Sheet Data:
Cash and cash equivalents	$15,580	$19,780	$10,762	$12,394	$14,453
Deferred subscription solicitation costs	11,786	21,912	28,951	34,256	24,756
Working capital	26,858	30,365	33,661	25,040	30,519
Total assets	179,467	206,268	201,629	192,171	162,627
Long-term debt	13,304	23,046	38,369	33,074	3,399
Total stockholders’ equity	$104,576	$114,848	$101,439	$96,407	$116,556
Statement of Cash Flow Data:
Cash inflows (outflows) from:
Operating activities	$17,897	$4,589	$20,761	$17,359	$48,285
Investing activities	(33,596)	(11,481)	(47,180)	(6,992)	1,024
Financing activities	$13,583	$11,098	$17,464	$(8,551)	$(47,264)
Other Data:
Subscribers at beginning of period	3,660	4,626	5,259	4,730	4,301
New subscribers — indirect	2,460	2,270	1,831	818	934
New subscribers — direct(3)	1,168	1,825	2,295	2,230	1,365
Cancelled subscribers within first 90 days of subscription	(888)	(1,031)	(1,046)	(933)	(737)
Cancelled subscribers after first 90 days of subscription(3)	(1,774)	(2,431)	(3,609)	(2,544)	(1,713)

Subscribers at end of period	4,626	5,259	4,730	4,301	4,150

Total revenue	$176,942	$242,215	$333,764	$346,170	$364,136
Revenue from transactional sales and lost/stolen credit card registry	(7,674)	(5,887)	(5,440)	(4,406)	(4,225)

Subscription revenue	$169,268	$236,328	$328,324	$341,764	$359,911

Marketing and commissions	$50,959	$88,909	$138,447	$175,615	$170,921
Commissions paid on transactional sales and lost/stolen credit card registry	(61)	(51)	(60)	(109)	(95)

Marketing and commissions associated with subscription revenue	$50,898	$88,858	$138,387	$175,506	$170,826

(1)	On July 19, 2010, we and Screening International Holdings entered into a membership interest purchase agreement with Sterling Infosystems, pursuant to which Screening International Holdings sold, and Sterling Infosystems acquired, 100% of the membership interests of Screening International for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. Screening International Holdings is not an operating subsidiary and our background screening services ceased upon the sale of Screening International. Screening International qualified as a discontinued operation as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our continuing operations. Our consolidated financial results include American Background Information Services, Inc. for the period through May 31, 2006, and Screening International, for the period June 1, 2006 through December 31, 2009 as discontinued operations. Our financial results also include Intersections Insurance Services, which we acquired in July 2006 and Captira Analytical, beginning August 2007, and Net Enforcers, beginning December 2007.

(2)	A contract with a third party provider, for which we make minimum monthly payments for the usage of data and certain exclusively rights, was tested for impairment. As a result, in the fourth quarter of 2008, we recognized a non-cash impairment charge of $15.8 million in accordance with U.S. GAAP. In addition, in 2008, we impaired goodwill as part of our annual impairment analysis in our Online Brand Protection and Bail Bonds Industry Solutions segments of $11.2 million and $1.4 million, respectively. We also impaired intangible assets in our Online Brand Protection segment of $2.6 million. We also impaired intangible and long-lived assets in our

Online Brand Protection and Bail Bonds Industry Solutions segments of $125 thousand and $824 thousand, respectively, in the year ended December 31, 2009.

(3)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

(4)	Includes the loss of approximately 800 thousand subscribers from our wholesale relationship with Discover.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have three reportable segments with continuing operations through the year ended December 31, 2010: Consumer Products and Services, Online Brand Protection and Bail Bonds Industry Solutions. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of Screening International on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by Screening International.

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

In 2010, we continued our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email. We expect to continue our investment in marketing in 2011 in our direct to consumer business.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that, after termination of the contract, we may continue to provide our services to existing subscribers, for periods ranging from two years to no specific termination period, under the economic arrangements that existed at the time of termination. Under certain of our agreements; however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under some contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us.

As shown in the following table, the number of subscribers from our direct and shared marketing arrangements have decreased over the past year:

	As of December 31,
	2008	2009	2010
	(In thousands)

Indirect marketing arrangements	2,114	1,677	1,699
Direct and shared marketing arrangements	2,616	2,624	2,451

Total subscribers	4,730	4,301	4,150

Through our increased direct marketing efforts over the last few years, subscribers in our Consumer Products and Services segment from direct marketing arrangements were 55.3% in 2008, 61.0% in 2009 and 59.1% in 2010.

The number of cancellations within the first 90 days as a percentage of new subscribers was 25.4% in 2008, 30.6% in 2009 and 32.0% in 2010. The increase in cancellation in 2010 is due to the higher rate of new additions in the fourth quarter of 2009 and the first half of 2010. The increase in cancellations in 2009 was driven by sales mix and sales from a partner, who is not a financial institution, which had higher than expected rate of disputed billing transactions. In the three months ended December 31, 2009, we ceased sales with that partner. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 43.3% in 2008, 37.2% in 2009 and 29.2% in 2010. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions, was 49.6% in 2008, 44.7% in 2009, and 37.1% in 2010. The higher percentages in 2008 are primarily due to a loss of approximately 800 thousand subscribers from the termination of the wholesale relationship with Discover in 2008. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, was 50.4% in 2008, 55.3% in 2009 and 62.9% in 2010. The lower retention rate in 2008 resulted primarily from the termination of the wholesale relationship with Discover.

Revenue from subscribers obtained through our largest clients for the years ended December 31, 2008, 2009 and 2010 as a percentage of total revenue, and the principal contract arrangements with those clients, were as follows:

Percentage of Revenue for the
Years Ended December 31,

Client	Relationship	2008	2009	2010

Bank of America (includes MBNA)	Shared/Direct Marketing	48%	58%	56%
Citibank	Direct Marketing	4%	6%	6%
Citibank	Indirect Marketing	4%	4%	4%
Capital One	Indirect Marketing	7%	5%	5%

We regularly re-negotiate and adjust the products, retail pricing, pricing of our contracts, and marketing opportunities with our top revenue producing clients. We expect some of these changes to affect the sales volumes, sales mix and profitability of our client marketing programs.

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

Bail Bonds Industry Solutions

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsman on a “per seat” license basis plus additional one-time or recurring charges for various optional services. Additionally, Captira Analytical has developed a suite of services for bail bonds insurance companies, general agents and sureties which are sold on either a transactional or recurring revenue basis.

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

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) accidental death insurance and other membership products and 3) other monthly subscription products.

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

We record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the risk of physical loss of inventory and credit risk for the amount billed to the subscriber. We record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

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

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2009 and 2010, totaled $1.5 million and $1.2 million, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or a reduction in future commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions is shown in deferred subscription solicitation costs in our consolidated balance sheet. The long-term portion of the prepaid commissions is shown in other assets in our consolidated balance sheet. Amortization is included in commission expense in our consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2010, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit and there is no goodwill remaining in our other reporting units.

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

Intangible assets subject to amortization may include trademarks and customer, marketing and technology related intangibles. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	2008	2009	2010

Expected dividend yield	0%	0%	.05%
Expected volatility	38%	55.4%	67.9%
Weighted average risk free interest rate	3.06%	2.00%	2.75%
Weighted average expected life of options	6.2 years	6.2 years	6.2 years

Expected Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. As further described in Note 21 to our consolidated financial statements, prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September 2010, we paid quarterly cash dividends of $0.15 per share on our common stock. We had one grant, of five thousand options, subsequent to September 10, 2010 and we applied a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.

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

Expected Term.  The expected term of options granted during the years ended December 31, 2008, 2009 and 2010 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during these years ended, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.

In addition, we estimate forfeitures based on historical option and restricted stock unit activity on a grant by grant basis. We may revise the estimate throughout the vesting period based on actual activity.

Income Taxes

We account for income taxes under the provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net loss from discontinued operations for the year ended December 31, 2008 included a non-cash increase of the valuation allowance on cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. These deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. U.S. GAAP requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

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

U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined that upon the conclusion of our tax examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an impact on our consolidated financial statements for the years ended December 31, 2009 and 2010.

Accounting Standards Updates Recently Adopted

In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”, to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative risk based calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update requires an ongoing assessment as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update was effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application was prohibited. We have adopted the provisions of this update as of January 1, 2010 and there was no material impact to our consolidated financial statements.

In February 2010, an update was made to “Subsequent Events”. This update removes the requirement for a public filer to disclose a date in both issued and revised financial statements. This update is effective upon issuance of the final update, except for the use of the issued date for conduit debt obligators. That amendment is effective for interim or annual periods ending after June 15, 2010. We have adopted the provisions of this update as of March 31, 2010 and there was no material impact to our consolidated financial statements.

In March 2010, an update was made to “Derivatives and Hedging”. This update provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception. This update is effective for each reporting entity at the beginning of the first fiscal quarter beginning after June 15, 2010. We have adopted the provisions of this update as of June 30, 2010 and there was no material impact to our consolidated financial statements.

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

In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted a portion of the provisions of this update as of January 1, 2010 and have included the additional disclosure requirements. We will adopt the remaining portion of the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

In April 2010, an update was made to “Compensation — Stock Compensation”. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We will adopt the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

In December 2010, an update was made to “Intangibles — Goodwill and Other”. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. Earlier adoption is not permitted. We will adopt the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

In December 2010, an update was made to “Business Combinations”. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

Trends Related to the Current Economic Environment

In 2011, we expect improvements in the U.S. economy to not contribute measurably to our growth. Growth in consumer lending has lagged the general economic recovery. The lingering weakness in consumer lending could affect our financial performance in 2011 in two primary ways. First, lower new card issuances at our financial institution clients could translate into lower subscriber additions in our Consumer Products and Services segment. Second, charge or credit card delinquencies and card cancellations may be higher for certain of our services. Also, the lingering economic weakness has made acquiring and maintaining business more difficult, which we expect to persist in 2011.

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain items on our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2008	2009	2010

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	15.7	18.9	14.7
Commissions	25.8	31.9	32.3
Cost of revenue	29.3	26.3	24.4
General and administrative	15.9	17.7	17.4
Goodwill, intangible and long-lived asset impairment charges	9.3	0.3	—
Depreciation	2.5	2.1	2.2
Amortization	3.1	2.6	1.8

Total operating expenses	101.6	99.8	92.8

(Loss) income from operations	(1.6)	0.2	7.2
Interest income	0.1	—	—
Interest expense	(0.8)	(0.4)	(0.5)
Other (expense) income, net	(0.2)	0.4	(0.1)

(Loss) income from continuing operations before income taxes	(2.5)	0.3	6.6
Income tax benefit (expense)	0.8	(0.1)	(2.6)

(Loss) income from continuing operations	(1.6)%	0.2%	4.1%

We have three reportable segments with continuing operations through the period ended December 31, 2010: Consumer Products and Services, Online Brand Protection and Bail Bonds Industry Solutions. Our Consumer

Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

Years Ended December 31, 2009 and 2010 (in thousands):

The consolidated results of continuing operations are as follows:

	Consumer		Bail Bonds
	Products and	Online Brand	Industry
	Services	Protection	Solutions	Consolidated

Year Ended December 31, 2009
Revenue	$343,695	$2,133	$342	$346,170
Operating expenses:
Marketing	65,267	—	—	65,267
Commissions	110,348	—	—	110,348
Cost of revenue	90,016	875	189	91,080
General and administrative	52,847	6,820	1,749	61,416
Goodwill, intangible and long-lived asset impairment charges	—	125	824	949
Depreciation	7,380	12	44	7,436
Amortization	8,583	69	426	9,078

Total operating expenses	334,441	7,901	3,232	345,574

Income (loss) from operations	$9,254	$(5,768)	$(2,890)	$596

Year Ended December 31, 2010
Revenue	$361,570	$2,033	$533	$364,136
Operating expenses:
Marketing	53,333	—	—	53,333
Commissions	117,588	—	—	117,588
Cost of revenue	88,239	582	58	88,879
General and administrative	58,921	2,239	2,010	63,170
Goodwill, intangible and long-lived asset impairment charges	—	—	—	—
Depreciation	8,085	20	14	8,119
Amortization	6,690	26	—	6,716

Total operating expenses	332,856	2,867	2,082	337,805

Income (loss) from operations	$28,714	$(834)	$(1,549)	$26,331

Consumer Products and Services Segment

OVERVIEW

Our income from operations for our Consumer Products and Services segment increased in the year ended December 31, 2010 as compared to the year ended December 31, 2009. This is primarily due to growth in revenue from existing clients, growth in our direct to consumer business and decreased marketing expenses in our direct subscription and direct to consumer business. This is partially offset by increased commissions as a result of increased sales and effective commission rates in our ongoing direct subscriber base and increased general and administrative expenses. Our subscription revenue (see Other Data) increased to $359.9 million from $341.8 million in the comparable period.

	Years Ended December 31,
	2009	2010	Difference	%

Revenue	$343,695	$361,570	$17,875	5.2%
Operating expenses:
Marketing	65,267	53,333	(11,934)	(18.3)%
Commissions	110,348	117,588	7,240	6.6%
Cost of revenue	90,016	88,239	(1,777)	(2.0)%
General and administrative	52,847	58,921	6,074	11.5%
Depreciation	7,380	8,085	705	9.6%
Amortization	8,583	6,690	(1,893)	(22.4)%

Total operating expenses	334,441	332,856	(1,585)	(0.5)%

Income from operations	$9,254	$28,714	$19,460	210.3%

Revenue.  The increase in revenue is primarily the result of growth in revenue from existing clients, the increase in the ratio of revenue from direct marketing arrangements to revenue from indirect subscribers and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. In our direct to consumer business, the ongoing marketing investment has resulted in new subscribers at higher price points. These subscriber additions have increased revenue in our direct to consumer business in the year ended December 31, 2010.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Years Ended
	December 31,
	2009	2010

Percentage of subscribers from direct marketing arrangements to total subscribers	61.0%	59.1%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	73.1%	59.4%
Percentage of revenue from direct marketing arrangements to total subscription revenue	87.6%	90.5%

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

Total subscriber additions for the year ended December 31, 2009 were 3.0 million compared to 2.3 million in the year ended December 31, 2010 due to decreased marketing for our direct subscription business with existing clients.

Marketing Expenses.  Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients and a decrease in marketing for our direct to consumer business. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2010 and 2009 were $43.5 million and $48.8 million, respectively. Marketing costs expensed as incurred for the years ended December 31, 2010 and 2009 were $9.8 million and $16.4 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization. We expect to continue to invest in our direct to consumer business in 2011.

As a percentage of revenue, marketing expenses decreased to 14.7% for the year ended December 31, 2010 from 19.0% for the year ended December 31, 2009.

Commissions Expenses.  Commissions expenses consist of commissions paid to clients. The increase in commissions expense is related to an increase in sales and subscribers from our direct marketing arrangements with existing clients, as well as an increase in the effective commission rate.

As a percentage of revenue, commission expense increased to 32.5% for year ended December 31, 2010 from 32.1% for year ended December 31, 2009.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease in cost of revenue is primarily the result of reduced data fulfillment and service costs as a result of a decrease in our subscriber base. This decrease was partially offset by an increase in the effective rates for data, which increased rates will continue in 2011 and possibly, thereafter.

As a percentage of revenue, cost of revenue decreased to 24.4% for the year ended December 31, 2010 compared to 26.2% for the year ended December 31, 2009, as the result of an increase in the ratio of revenue from direct marketing arrangements.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to increased payroll costs and share based compensation expense. We opened a new customer care center in Altavista, Virginia in September 2010, which increased our payroll costs in the year ended December 31, 2010 and will also have an impact in 2011.

Total share based compensation expense for the years ended December 31, 2010 and 2009 was $5.7 million and $4.6 million, respectively. In addition, we incurred compensation expense of $581 thousand in 2010 for payments to RSU holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 16.3% for the year ended December 31, 2010 from 15.4% for the year ended December 31, 2009.

Depreciation.  Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The slight increase in depreciation expense is primarily due to the increase in assets placed into service at the end of the year ended December 31, 2009.

As a percentage of revenue, depreciation expenses increased slightly to 2.2% for the year ended December 31, 2010 from 2.1% for the year ended December 31, 2009.

Amortization.  Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

In the year ended December 31, 2009, we reviewed our estimates regarding a customer related intangible asset, and based upon this analysis, we reduced the estimated useful life from ten to seven years. We also accelerated the amortization of the asset based on the increased rate of attrition of the subscriber base. This acceleration resulted in an additional $1.2 million of amortization expense in the year ended December 31, 2009. There were no adverse changes in our long-lived assets in the year ended December 31, 2010.

As a percentage of revenue, amortization expenses decreased to 1.8% for the year ended December 31, 2010 from 2.5% for the year ended December 31, 2009.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to a reduction in general and administrative expenses associated with our ongoing litigation and regulatory compliance issues.

	Years Ended December 31,
	2009	2010	Difference	%

Revenue	$2,133	$2,033	$(100)	(4.7)%
Operating expenses:
Cost of revenue	875	582	(293)	(33.5)%
General and administrative	6,820	2,239	(4,581)	(67.2)%
Goodwill, intangible and long-lived asset impairment charges	125	—	(125)	(100.0)%
Depreciation	12	20	8	66.7%
Amortization	69	26	(43)	(62.3)%

Total operating expenses	7,901	2,867	(5,034)	(63.7)%

Loss from operations	$(5,768)	$(834)	$4,934	85.5%

Revenue.  This decrease in revenue is primarily due to the general economic slowdown and competition, which negatively impacted sales in the year ended December 31, 2010.

Cost of Revenue.  Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. The decrease in cost of revenue is primarily due to reductions in direct labor costs.

As a percentage of revenue, cost of revenue decreased to 28.6% for the year ended December 31, 2010 compared to 41.0% for the year ended December 31, 2009.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions. The decrease in general and administrative expenses is primarily due to a reduction in legal fees associated with our ongoing litigation and regulatory compliance issues.

As a percentage of revenue, general and administrative expenses decreased to 110.1% for the year ended December 31, 2010 from 319.7% for the year ended December 31, 2009.

Goodwill, intangible and long-lived asset impairment charges.  Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized for goodwill, intangible and other long-lived assets. In the year ended December 31, 2009, we recognized a non-cash impairment charge on our intangible assets of $125 thousand.

Amortization.  Amortization costs consist primarily of the amortization of our intangible assets. The decrease in amortization expense is primarily attributable to a reduction in amortizable assets from the comparable period.

As a percentage of revenue, amortization expenses decreased to 1.3% for the year ended December 31, 2010 from 3.2% for the year ended December 31, 2009.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to the impact of prior year non-cash impairment charges.

	Years Ended December 31,
	2009	2010	Difference	%

Revenue	$342	$533	$191	55.8%
Operating expenses:
Cost of revenue	189	58	(131)	(69.3)%
General and administrative	1,749	2,010	261	(14.9)%
Goodwill, intangible and long-lived asset impairment charges	824	—	(824)	(100.0)%
Depreciation	44	14	(30)	(68.2)%
Amortization	426	—	(426)	(100.0)%

Total operating expenses	3,232	2,082	(1,150)	(35.6)%

Loss from operations	$(2,890)	$(1,549)	$1,341	46.4%

Revenue.  The increase in revenue is the result of adding new clients.

Cost of Revenue.  Cost of revenue consists of monitoring and credit bureau expenses. The reduction in cost of revenue is primarily due to a reduction in monitoring costs.

As a percentage of revenue, cost of revenue decreased to 10.9% for the year ended December 31, 2010 compared to 55.3% for the year ended December 31, 2009.

General and Administrative Expenses.  General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions. The increase in general and administrative expenses is due to increased payroll costs.

As a percentage of revenue, general and administrative expenses decreased to 377.1% for the year ended December 31, 2010 from 511.7% for the year ended December 31, 2009.

Goodwill, intangible and long-lived asset impairment charges.  Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized for goodwill, intangible and other long-lived assets. In the year ended December 31, 2009, we recognized a non-cash impairment charge on our intangible and long-lived assets of $824 thousand.

Amortization.  The decrease in amortization expense is due to the reduction of amortizable intangible assets in the comparable period.

Interest Income

Interest income decreased 67.8% to $48 thousand for the year ended December 31, 2010 from $149 thousand for the year ended December 31, 2009. The decrease is primarily attributable to interest earned on a federal tax refund related to the conclusion of an Internal Revenue Service examination in the year ended December 31, 2009.

Interest Expense

Interest expense increased 37.6% to $1.7 million for the year ended December 31, 2010 from $1.3 million for the year ended December 31, 2009. The increase in interest expense is primarily attributable to interest expense on additional leases entered into the year ended December 31, 2010.

In February 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement. We terminated our interest rate swaps in conjunction with the prepayment of debt in December 2010.

Other Income (Expense)

Other expense increased to $442 thousand in the year ended December 31, 2010 from income of $1.4 million in the year ended December 31, 2009. This increase in other expense is primarily attributable to the termination of our cash flow hedges, which resulted in the reclassification of the fair value of our interest rate swaps into earnings, and a decrease in the foreign currency transaction gains resulting from exchange rate fluctuations over the current period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2010 was 38.6% as compared to 19.6% in the year ended December 31, 2009. The increase in the effective tax rate is primarily due to the ratio of reduced income from continuing operations in 2009 along with the reduction in uncertain tax positions and decreases in the overall state tax rates, which decreased the effective tax rate in the year ended December 31, 2009. The reduction of these items, along with the ratio of a significant increase in income from continuing operations before tax, increased the effective tax rate and resulted in a more normalized rate in 2010.

Years Ended December 31, 2008 and 2009 (in thousands):

The consolidated results of continuing operations are as follows:

	Consumer		Bail Bonds
	Products and	Online Brand	Industry
	Services	Protection	Solutions	Consolidated

Year Ended December 31, 2008
Revenue	$330,973	$2,662	$129	$333,764
Operating expenses:
Marketing	52,439	—	—	52,439
Commissions	86,008	—	—	86,008
Cost of revenue	96,568	917	209	97,694
General and administrative	48,808	2,167	2,170	53,145
Goodwill, intangible and long-lived asset impairment charges	15,771	13,826	1,390	30,987
Depreciation	8,411	6	9	8,426
Amortization	9,221	637	426	10,284

Total operating expenses	317,226	17,553	4,204	338,983

Income (loss) from operations	$13,747	$(14,891)	$(4,075)	$(5,219)

Year Ended December 31, 2009
Revenue	$343,695	$2,133	$342	$346,170
Operating expenses:
Marketing	65,267	—	—	65,267
Commissions	110,348	—	—	110,348
Cost of revenue	90,016	875	189	91,080
General and administrative	52,847	6,820	1,749	61,416
Goodwill, intangible and long-lived asset impairment charges	—	125	824	949
Depreciation	7,380	12	44	7,436
Amortization	8,583	69	426	9,078

Total operating expenses	334,441	7,901	3,232	345,574

Income (loss) from operations	$9,254	$(5,768)	$(2,890)	$596

Consumer Products and Services Segment

	Years Ended December 31,
	2008	2009	Difference	%

Revenue	$330,973	$343,695	$12,722	3.8%
Operating expenses:
Marketing	52,439	65,267	12,828	24.5%
Commissions	86,008	110,348	24,340	28.3%
Cost of revenue	96,568	90,016	(6,552)	(6.8)%
General and administrative	48,808	52,847	4,039	8.3%
Goodwill, intangible and long-lived asset impairment charges	15,771	—	(15,771)	(100.0)%
Depreciation	8,411	7,380	(1,031)	(12.3)%
Amortization	9,221	8,583	(638)	(6.9)%

Total operating expenses	317,226	334,441	17,215	5.4%

Income (loss) from operations	$13,747	$9,254	$(4,493)	(32.7)%

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

Commissions Expenses.  The increase in commissions expense is related to an increase in sales and subscribers from our direct subscription business and in commissions recognized under our prepaid commission arrangements.

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

Goodwill, intangible and long-lived asset impairment charges.  In the year ended December 31, 2008, we recognized a non-cash impairment charge of approximately $15.8 million related to the write-off of unamortized prepayments in connection with a data usage contract. There was no related write-off in 2009.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 4.8% for the year ended December 31, 2008. There were no impairment charges recognized in the year ended December 31, 2009.

Depreciation.  The decrease in depreciation expense is the result of the timing of assets placed into service during the year ended December 31, 2009.

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

Online Brand Protection Segment

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

Goodwill, intangible and long-lived asset impairment charges.  In the year ended December 31, 2009, we recognized a non-cash impairment charge on our intangible assets of $125 thousand. In the year ended December 31, 2008, we recognized a non-cash impairment charge of $13.8 million related to goodwill and intangible assets.

Amortization.  The decrease is primarily attributable to a reduction in amortizable assets in 2009.

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

Cost of Revenue.  As a percentage of revenue, cost of revenue was 55.3% for the year ended December 31, 2009 compared to 162.5% for the year ended December 31, 2008.

General and Administrative Expenses.  Our general and administrative expenses decreased as a result of our cost reduction efforts.

As a percentage of revenue, general and administrative expenses decreased to 511.7% for the year ended December 31, 2009 from 1,682.2% for the year ended December 31, 2008.

Goodwill, intangible and long-lived asset impairment charges.  In the year ended December 31, 2009, we recognized a non-cash impairment charge on our intangible and long-lived assets of $824 thousand. In the year ended December 31, 2008, we recognized a non-cash impairment charge of $1.4 million related to goodwill for December 31, 2008.

Interest Income

Interest income decreased 41.1% to $149 thousand for the year ended December 31, 2009 from $253 thousand for the year ended December 31, 2008. This is primarily attributable to the decrease in the interest rate earned on cash balances and short-term investments.

Interest Expense

Interest expense decreased 50.8% to $1.3 million for the year ended December 31, 2009 from $2.5 million for the year ended December 31, 2008. This is primarily attributable to the reduction of interest recorded on uncertain tax positions in which the statute of limitations expired in the year ended December 31, 2009.

Other Income (Expense)

Other income increased to $1.3 million in the year ended December 31, 2009 from an expense of $698 thousand in the year ended December 31, 2008. The income in the year ended December 31, 2009 is primarily attributable to increases in foreign currency transaction gains, which resulted from exchange rate fluctuations over the year.

Results of Discontinued Operations

Our Background Screening segment consisted of the personnel and vendor background screening services provided by Screening International. On July 19, 2010, we and Screening International Holdings entered into a membership interest purchase agreement with Sterling Infosystems, pursuant to which Screening International Holdings sold, and Sterling Infosystems acquired, 100% of the membership interests of Screening International for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. Screening International Holdings is not an operating subsidiary and our background screening services ceased upon the sale of Screening International.

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

	Years Ended December 31,
	2008	2009	2010

Revenue	$27,843	$18,462	$12,907

Loss from discontinued operations	$(19,685)	$(11,273)	$(158)
Income tax benefit (expense)	157	(147)	(221)

Loss from discontinued operations	(19,528)	(11,420)	(379)
Gain on disposal from discontinued operations	—	—	5,868
Net loss attributable to noncontrolling interest in discontinued operations	9,004	4,380	—

(Loss) income from discontinued operations	$(10,524)	$(7,040)	$5,489

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $14.5 million as of December 31, 2010 compared to $12.4 million as of December 31, 2009. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

During the year ended December 31, 2009 and 2010, we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which are classified as short-term investments in our consolidated financial statements.

Our accounts receivable balance as of December 31, 2010 was $19.2 million compared to $25.1 million, including approximately $1.8 million related to our Background Screening segment, as of December 31, 2009. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $30.5 million as of December 31, 2010 compared to $25.0 million as of December 31, 2009. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, and interest and tax obligations for the next twelve months. We expect to utilize our cash flows provided by operations to fund our ongoing operations.

	Years Ended December 31,
	2009	2010	Difference
	(In thousands)

Cash flows provided by operating activities	$17,359	$48,285	$30,926
Cash flows (used in) provided by investing activities	(6,992)	1,024	8,016
Cash flows used in financing activities	(8,551)	(47,264)	(38,713)
Effect of exchange rate changes on cash and cash equivalents	(184)	14	198

Net increase in cash and cash equivalents	1,632	2,059	427
Cash and cash equivalents, beginning of year	10,762	12,394	1,632

Cash and cash equivalents, end of year	$12,394	$14,453	$2,059

The significant increase in cash flows provided by operations was primarily the result of an increase in earnings, a decrease in cash paid for marketing and prepaid commissions and a decrease in other assets related to receipt of a receivable from an ongoing joint marketing arrangement, partially offset by an increase in income tax payments. In the year ended December 31, 2010, cash flows used in operations for deferred subscription solicitation costs was $49.0 million as compared to $71.7 million in the year ended December 31, 2009. If we consent to the specific requests from clients to incur higher solicitation costs and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.

The increase in cash flows provided by investing activities for the year ended December 31, 2010 was primarily attributable to cash proceeds received from the sale of Screening International, partially offset by purchase of property and equipment and the additional long-term investment of $1.0 million in White Sky.

The increase in cash flows used in financing activities for year ended December 31, 2010 was primarily attributable to the prepayment of principal on our term loan and revolving credit facility of $37.6 million and cash dividend payments of $5.3 million.

We did not pay any dividends in the year ended December 31, 2009. The following summarizes our dividend activity for the year ended December 31, 2010:

			Cash Dividend Amount
Announcement Date	Record Date	Payment Date	(per share)

August 12, 2010	August 31, 2010	September 10, 2010	$0.15
November 15, 2010	November 30, 2010	December 10, 2010	$0.15

On February 7, 2011, we announced a cash dividend of $0.15 per share on our common stock, payable on March 10, 2011, to stockholders of record as of February 28, 2011.

Credit Facility and Borrowing Capacity

On July 3, 2006, we entered into a $40 million credit agreement with Bank of America, N.A. (“Credit Agreement”). The Credit Agreement consists of a revolving credit facility in the amount of $25 million and a term loan facility in the amount of $15 million with interest at 1.00-1.75% over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. In July 2009, we entered into a third amendment to the Credit Agreement related to the termination and ongoing operations of Screening International. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.00% to 2.75% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as require a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. On July 30, 2010, following the sale of Screening International on July 19, 2010, we prepaid the remaining principal balance of $11.1 million on our term loan, which included the required amount as well as additional amounts. Additionally, we prepaid the remaining principal balance of our revolving credit facility in the fourth quarter of 2010. Therefore, our outstanding balance under the Credit Agreement was zero as of December 31, 2010.

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

Our Credit Agreement with Bank of America expires in December 2011. We intend to replace the credit facility prior to its expiration. Although we believe we can do so on terms at least as favorable as the current facility; however, such terms will be subject to market conditions which may change significantly.

In 2008, we entered into certain interest rate swap transactions that converted our variable rate long-term debt to fixed rate debt. The swaps modified our interest rate exposure by effectively converting the variable rate on our term loan to a fixed rate of 3.2% per annum through December 2011 and on our revolving credit facility to a fixed rate of 3.4% per annum through December 2011. In the year ended December 31, 2008 and 2009, there was no material ineffective portion of the hedge and therefore, no impact to the consolidated statements of operations. In the year ended December 31, 2010, as a result of the prepayment of the remaining principal balance on our term loan and revolving credit facility, we no longer met the criteria for hedge accounting. Therefore, we discontinued our cash flow hedges and terminated the interest rate swaps with the counterparty. As a result, we reclassified a loss of $565 thousand into earnings and paid cash of $477 thousand to terminate the swaps. See Note 17 to our consolidated financial statements for further information.

Share Repurchase

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. On August 12, 2010, we announced that our Board of Directors had increased the authorized amount under our existing share repurchase program to a total of $30 million of our common shares. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares during the years ended December 31, 2008 or 2009. In the year ended December 31, 2010, we repurchased 50 thousand common shares at $8.62 a share. The aggregate cost of common stock repurchased, including commissions, was $432 thousand, leaving an authorized amount for repurchase of $20.1 million.

Contractual Obligations

The following table sets forth information regarding our contractual obligations at December 31, 2010 (in thousands):

	Year Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter

Contractual Obligations at December 31, 2010
Capital leases(1),(3)	$5,603	$1,903	$1,500	$867	$785	$548	$—
Operating leases	18,414	1,646	2,037	2,499	2,120	2,161	7,951
Software license & other arrangements(2)	33,567	30,847	2,720	—	—	—	—

	$57,584	$34,396	$6,257	$3,366	$2,905	$2,709	$7,951

(1)	Includes interest expense and sales tax

(2)	Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay based on usage of the data or analytics, and make certain minimum payments in exchange for defined limited exclusivity rights. In the year ended December 31, 2010, we terminated a contract with a data service provider. Under the termination provisions, we are obligated to pay $6.0 million for continued exclusivity and data usage in the year ending December 31, 2011. Also, in January, 2011, we entered into a new contract with a credit reporting agency, in which we will make non-refundable minimum payments totaling $21.5 million in the year ending December 31, 2011. In addition, we are obligated to pay approximately $432 thousand to a related party under contracts through December 31, 2011. The amounts in the table represent only the noncanceable portion of each respective arrangement. In general, contracts can be terminated with 90 day notice.

(3)	In the year ended December 31, 2010, we entered into $3.6 million of capital leases for the acquisition of fixed assets.

In addition to the obligations in the table above, approximately $181 thousand of unrecognized tax benefits have been recorded as liabilities in accordance with U.S. GAAP and we are uncertain as to when such amounts may be settled. We have also recorded accrued interest of $42 thousand related to the unrecognized tax benefits.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

The information required by this item is set forth beginning on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3. Exhibits

Exhibit
Number		Description

2.1		Stock Purchase Agreement dated November 9, 2007 among Registrant, Net Enforcers, Inc. and Joseph C. Loomis. (Incorporated by reference to Exhibit 10.24, filed with the Form 10-K for the year ended December 31, 2007)

2.2		Form of Membership Interest Purchase Agreement, dated July 19, 2010, between Sterling Infosystems, Inc., Intersections Inc., Screening International Holdings LLC and Screening International LLC (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 22, 2010)

3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”))

3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1, filed with the Form 8-K dated October 14, 2007)

10.1		Amended and Restated Marketing and Services Agreement dated April 20, 2007, by and between the Registrant, on the one hand, and Capital One Bank and Capital One Services Inc., on the other hand (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K dated April 20, 2007).

10	.2†	Program Provider Agreement, dated as of August 1, 2002, among the Registrant, Citibank (South Dakota), N.A., Citibank USA N.A. and Citicorp Credit Services, Inc. (Incorporated by reference to Exhibit 10.5, filed with the Form S-1)

10	.3.1†	Agreement — Consumer Disclosure Services, dated as of April 7, 1997, by and between CreditComm Services LLC, Equifax Credit Information Services, Inc. and Digital Matrix Systems, as amended by the First Addendum dated March 30, 2001 and the Second Addendum dated November 27, 2001. (Incorporated by reference to Exhibit 10.6, filed with the Form S-1)

10	.3.2	Amendment, effective as of January 24, 2006, of Agreement — Consumer Disclosure Service, between the Registrant and Equifax Credit Information Services, Inc. (Incorporated by reference to Exhibit 10.3, filed with the Form 8-K dated January 30, 2006).

10	.4.1	Agreement for Credit Monitoring Batch Processing Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Services, Inc. (Incorporated by reference to Exhibit 10.7, filed with the Form S-1)

10	.4.2	Amendment, effective as of January 24, 2006, of Agreement for Credit Monitoring Batch Processing Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.2, filed with the Form 8-K dated January 30, 2006).

10	.5.1	Master Agreement for Marketing, Operational and Cooperative Services, dated as of November 27, 2001, among the Registrant, CreditComm Services LLC and Equifax Consumer Services, Inc., as amended, together with Addendum Number Two, dated May 31, 2002. (Incorporated by reference to Exhibit 10.8, filed with the Form S-1)

10	.5.2	Amendment, effective as of January 24, 2006, of Master Agreement for Marketing, Operational and Cooperative Services, between the Registrant and Equifax Consumer Services, Inc. (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated January 30, 2006).

10	.6.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10	.6.2†	Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).

10	.7†	Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)

Exhibit
Number		Description

10	.8†	Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10	.9.1	Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).

10	.9.2	Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10	.9.3	Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).

10	.9.4	Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)

10.10		Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)

10	.11.1	Credit Agreement, by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A., and L/C Issuer, dated as of July 3, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 7, 2006)

10	.11.2	Amendment dated November 29, 2007 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer. (Incorporated by reference to Exhibit 10.21.2, filed with the Form 10-K for the year ended December 31, 2007)

10	.11.3	Amendment effective as of January 31, 2008 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer. (Incorporated by reference to Exhibit 10.21.3, filed with the Form 10-K for the year ended December 31, 2007)

10	.11.4	Amendment No. 3 dated as of July 1, 2009 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 1, 2009)

10	.11.5	Amendment No. 4 dated as of March 11, 2010 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries, thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.17.5, filed with the Form 108-K for the year ended December 31, 2009)

10.12		Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.13		Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Neal B. Dittersdorf (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.14		Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and John G. Scanlon (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.15		Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Steven A. Schwartz (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.16		Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Christopher W. Shenefelt (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 8-K dated December 23, 2010)

14.1		Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).

Exhibit
Number		Description

21	.1*	Subsidiaries of the Registrant.

23	.1*	Consent of Deloitte & Touche LLP

31	.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of John Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of John Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intersections Inc.
Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

McLean, Virginia
March 16, 2011

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS
 December 31, 2009 and 2010
(In thousands, except par value)

	December 31,
	2009	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,394	$14,453
Short-term investments	4,995	4,994
Accounts receivable, net of allowance for doubtful accounts of $374 (2009) and $41 (2010)	25,111	19,195
Prepaid expenses and other current assets	5,182	7,010
Income tax receivable	2,460	—
Deferred subscription solicitation costs	34,256	24,756

Total current assets	84,398	70,408

PROPERTY AND EQUIPMENT, net	17,802	21,569
DEFERRED TAX ASSET, net	3,700	2,298
LONG-TERM INVESTMENT	3,327	4,327
GOODWILL	46,939	43,235
INTANGIBLE ASSETS, net	21,613	14,897
OTHER ASSETS	14,392	5,893

TOTAL ASSETS	$192,171	$162,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,000	$—
Capital leases, current portion	1,028	1,645
Accounts payable	9,168	5,097
Accrued expenses and other current liabilities	17,255	14,718
Accrued payroll and employee benefits	2,782	2,342
Commissions payable	2,044	787
Income tax payable	—	1,782
Deferred revenue	5,202	4,856
Deferred tax liability, net, current portion	14,879	8,662

Total current liabilities	59,358	39,889

LONG-TERM DEBT	31,393	—
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,681	3,399
OTHER LONG-TERM LIABILITIES	3,332	2,783

TOTAL LIABILITIES	95,764	46,071

COMMITMENTS AND CONTINGENCIES (see notes 16 and 18)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 18,662 (2009) and 18,912 (2010); shares outstanding 17,595 (2009) and 17,795 (2010)	187	189
Additional paid-in capital	104,810	109,250
Treasury stock, shares at cost; 1,067 (2009) and 1,117 (2010)	(9,516)	(9,948)
Retained earnings	2,027	17,060
Accumulated other comprehensive (loss) income:
Cash flow hedge	(856)	—
Other	(245)	5

TOTAL STOCKHOLDERS’ EQUITY	96,407	116,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,171	$162,627

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2009 and 2010

	2008	2009	2010
	(In thousands, except per share amounts)

REVENUE	$333,764	$346,170	$364,136
OPERATING EXPENSES:
Marketing	52,439	65,267	53,333
Commissions	86,008	110,348	117,588
Cost of revenue	97,694	91,080	88,879
General and administrative	53,145	61,416	63,170
Goodwill, intangible and long-lived asset impairment charges	30,987	949	—
Depreciation	8,426	7,436	8,119
Amortization	10,284	9,078	6,716

Total operating expenses	338,983	345,574	337,805

(LOSS) INCOME FROM OPERATIONS	(5,219)	596	26,331
Interest income	253	149	48
Interest expense	(2,544)	(1,252)	(1,723)
Other (expense) income, net	(698)	1,362	(442)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,208)	855	24,214
INCOME TAX BENEFIT (EXPENSE )	2,755	(168)	(9,338)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(5,453)	687	14,876
Loss from discontinued operations, net of tax	(19,528)	(11,420)	(379)
Gain on disposal of discontinued operations	—	—	5,868
Net loss attributable to noncontrolling interest in discontinued operations	9,004	4,380	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(10,524)	(7,040)	5,489

NET (LOSS) INCOME ATTRIBUTABLE TO INTERSECTIONS INC	$(15,977)	$(6,353)	$20,365

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.32)	$0.04	$0.84
(Loss) income from discontinued operations	(0.61)	(0.40)	0.31

Basic (loss) earnings per share	$(0.93)	$(0.36)	$1.15

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.32)	$0.04	$0.81
(Loss) income from discontinued operations	(0.61)	(0.40)	0.30

Diluted (loss) earnings per share	$(0.93)	$(0.36)	$1.11

Cash dividends paid per common share	$—	$—	$0.30
Weighted average shares outstanding:
Basic	17,264	17,503	17,709
Diluted	17,264	17,583	18,412

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2009 and 2010

				Treasury			Accumulated	Total
	Common		Additional	Stock			Other	Intersections Inc.		Total
	Stock		Paid-in		Income	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	(Loss)	Earnings	Income (Loss)	Equity	Interest	Equity
						(In thousands)

BALANCE, DECEMBER 31, 2007	18,172	$182	$99,706	1,067	$(9,516)	$24,357	$119	$114,848	$10,024	$124,872

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	211	2	(343)	—	—	—	—	(341)	—	(341)
Share based compensation	—	—	4,069	—	—	—	—	4,069	—	4,069
Tax benefit of stock options exercised	—	—	112	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(15,977)	—	(15,977)	(9,004)	(24,981)
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	(9)	(7)	(16)
Cash flow hedge	—	—	—	—	—	—	(1,263)	(1,263)	—	(1,263)

Comprehensive Loss	—	—	—	—	—	—	—	(13,409)	(9,011)	(22,420)

BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	279	3	(670)	—	—	—	—	(667)	—	(667)
Share based compensation	—	—	4,556	—	—	—	—	4,556	—	4,556
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(87)	—	—	—	—	(87)	—	(87)
Release of uncertain tax benefits	—	—	526	—	—	—	—	526	—	526
Purchase of noncontrolling interest	—	—	(3,059)	—	—	—	(200)	(3,259)	3,658	399
Net loss	—	—	—	—	—	(6,353)	—	(6,353)	(4,380)	(10,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(155)	(155)	(291)	(446)
Cash flow hedge	—	—	—	—	—	—	407	407	—	407

Comprehensive Loss	—	—	—	—	—	—	—	(5,032)	(1,013)	(6,045)

BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407	$—	$96,407

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	250	2	(976)	—	—	—	—	(974)	—	(974)
Share based compensation	—	—	5,808	—	—	—	—	5,808	—	5,808
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(380)	—	—	—	—	(380)	—	(380)
Other	—	—	(12)	—	—	—	—	(12)	—	(12)
Cash dividends paid on common shares	—	—	—	—	—	(5,332)	—	(5,332)	—	(5,332)
Purchase of treasury stock	—	—	—	50	(432)	—	—	(432)	—	(432)
Net income	—	—	—	—	—	20,365	—	20,365	—	20,365
Foreign currency translation adjustments	—	—	—	—	—	—	250	250	—	250
Cash flow hedge	—	—	—	—	—	—	856	856	—	856

Comprehensive Income	—	—	—	—	—	—	—	20,149	—	20,149

BALANCE, DECEMBER 31, 2010	18,912	$189	$109,250	1,117	$(9,948)	$17,060	$5	$116,556	$—	$116,556

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2009 and 2010

	2008	2009	2010
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,981)	$(10,733)	$20,365
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation	9,411	8,292	8,546
Amortization	10,789	9,470	6,716
Amortization of gain from sale leaseback	(39)	—	—
Loss on disposal of fixed assets	—	64	—
Amortization of debt issuance cost	101	83	104
Gain on disposal of discontinued operations	—	—	(5,868)
Derivative loss reclassified to earnings	—	—	565
Provision for doubtful accounts	213	139	(210)
Accretion of interest on note payable	—	—	73
Share based compensation	4,069	4,556	5,677
Amortization of deferred subscription solicitation costs	54,201	66,466	61,824
Foreign currency transaction losses (gain), net	800	(1,862)	307
Goodwill, intangible and long-lived asset impairment charges	44,702	7,259	—
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(4,440)	4,212	2,869
Prepaid expenses and other current assets	350	572	(538)
Income tax, net	(2,974)	4,869	4,242
Deferred subscription solicitation costs	(67,073)	(71,722)	(48,991)
Other assets	(2,296)	(4,138)	4,897
Tax benefit upon vesting of restricted stock units and option exercises	(112)	87	(198)
Accounts payable	(782)	(548)	(2,887)
Accrued expenses and other current liabilities	743	2,037	(2,340)
Accrued payroll and employee benefits	147	(2,236)	180
Commissions payable	(12)	(357)	(1,257)
Deferred revenue	1,502	821	(342)
Deferred income tax, net	(4,959)	1,032	(5,570)
Other long-term liabilities	1,401	(1,004)	121

Cash flows provided by operating activities	20,761	17,359	48,285

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,437)	(7,020)	(10,616)
(Purchase) sale of short-term investments	(4,955)	28	—
Purchase of long-term investment	(3,327)	—	(1,000)
Proceeds from the sale of discontinued operations	—	—	12,640
Cash paid in the acquisition of Net Enforcers, Inc., net of cash received	(411)	—	—
Cash paid in the acquisition of intangible membership agreements	(31,050)	—	—

Cash flows (used in) provided by investing activities	(47,180)	(6,992)	1,024

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Borrowings under Credit Agreement	35,611	—	—
Debt issuance costs	(133)	—	—
Repayments under Credit Agreement	(16,708)	(7,011)	(37,583)
Repayment of note payable to Control Risks Group, Ltd.	—	—	(1,400)
Capital lease payments	(1,077)	(786)	(1,264)
Cash dividends paid on common shares	—	—	(5,332)
Cash paid to terminate interest rate swaps	—	—	(477)
Cash distribution on vesting of restricted stock units	—	—	(970)
Cash proceeds from stock options exercised	176	3	371
Tax benefit upon vesting of restricted stock units and option exercises	112	(87)	198
Withholding tax payment on vesting of restricted stock units and option exercises	(517)	(670)	(375)
Purchase of treasury stock	—	—	(432)

Cash flows provided by (used in) financing activities	17,464	(8,551)	(47,264)

EFFECT OF EXCHANGE RATE ON CASH	(63)	(184)	14

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,018)	1,632	2059
CASH AND CASH EQUIVALENTS — Beginning of period	19,780	10,762	12,394

CASH AND CASH EQUIVALENTS — End of period	$10,762	$12,394	$14,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,019	$1,515	$1,675

Cash paid for taxes	$4,520	$610	$11,596

NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$621	$2,185	$3,599

Equipment additions accrued but not paid	$384	$592	$644

Forgiveness of note, including accrued interest, in connection with the purchase of noncontrolling interest	$—	$1,166	$—

Purchase of noncontrolling interest with issuance of note	$—	$778	$—

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2009 and 2010

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

Through a subsidiary, Screening International Holdings, LLC (“SIH”), we provided personnel and vendor background screening services to businesses worldwide. As further described in Note 22, on July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of Screening International, LLC (“SI”) for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary, and our background screening services ceased upon the sale of SI.

We have three reportable operating segments with continuing operations through the year ended December 31, 2010. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”) and our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira Analytical”). In addition, until the sale of SI on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by SI.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. The results of SI, a former subsidiary which we sold on July 19, 2010, are presented as discontinued operations for all periods in our consolidated statements of operations. We have not recasted our consolidated balance sheet or statements of cash flows for the sale of SI. See Note 22 for further information. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. All significant intercompany transactions have been eliminated.

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

We evaluate impairment of investments in accordance with U.S. GAAP. We consider both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as our intent and ability to hold investments that may have become temporarily or otherwise impaired. There has been no impairment to investments as of December 31, 2010.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units for purposes of impairment testing. As of December 31, 2010, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit and there is no goodwill remaining in our other reporting units.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

Intangible assets subject to amortization may include trademarks and customer, marketing and technology related intangibles. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

Derivative Financial Instruments

We account for all derivative instruments on the balance sheet at fair value, and follow accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. During the year ended December 31, 2008, we entered into certain interest rate swap transactions that converted our variable-rate debt to fixed-rate debt. Our interest rate swaps were related to variable interest rate risk exposure associated with our long-term debt and were intended to manage this risk. During the year ended December 31, 2010, we prepaid the remaining principal balance on the term loan and revolving credit facility under our Credit Agreement and terminated the related interest rate swaps. We do not have any derivative instruments at December 31, 2010. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying consolidated balance sheet. The ineffective portion of the interest rate swaps is recorded in other expense in the accompanying consolidated statements of operations.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) accidental death insurance and other membership products and 3) other monthly subscription products.

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

We record revenue on a gross basis in the amount that we bill the subscriber when our arrangements with financial institution clients provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the risk of physical loss of inventory and credit risk for the amount billed to the subscriber. We record revenue in the amount that we bill our financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products. For membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2009 and 2010, totaled $1.5 million and $1.2 million, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in future commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions is shown in deferred subscription solicitation costs in our consolidated balance sheet. The long-term portion of the prepaid commissions is shown in other assets in our consolidated balance sheet. Amortization is included in commission expense in our consolidated statements of operations.

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

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2008, 2009 or 2010.

Income Taxes

We account for income taxes under the provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net loss from discontinued operations for the year ended December 31, 2008 included a non-cash increase of the valuation allowance on cumulative federal, state and foreign deferred tax assets of approximately $672 thousand, $116 thousand and $1.4 million, respectively. These deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards that we believe cannot be utilized in the foreseeable future. U.S. GAAP requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

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

U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined that upon the conclusion of our tax examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an impact on our consolidated financial statements for the years ended December 31, 2009 and 2010.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	2008	2009	2010

Expected dividend yield	0%	0%	.05%
Expected volatility	38%	55.4%	67.9%
Weighted average risk free interest rate	3.06%	2.00%	2.75%
Weighted average expected life of options	6.2 years	6.2 years	6.2 years

Expected Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. As further described in Note 21, prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September 2010, we paid quarterly cash dividends of $0.15 per share on our common stock. We had one grant, of five thousand options, subsequent to September 10, 2010 and we applied a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.

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

Expected Term.  The expected term of options granted during the years ended December 31, 2008, 2009 and 2010 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during these years ended, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.

In addition, we estimate forfeitures based on historical option and restricted stock unit activity on a grant by grant basis. We may revise the estimate throughout the vesting period based on actual activity.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholder’s equity. We did not repurchase shares of common stock in the years ended December 31, 2008 or 2009. In the year ended December 31, 2010, we repurchased 50 thousand shares of our common stock. See Note 21 for further information.

Segment Reporting

We have three reportable operating segments with continuing operations through the period ended December 31, 2010. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers and our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of SI on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by SI.

3.	Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities”, to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative risk based calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update requires an ongoing assessment as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update was effective for annual periods beginning after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual periods thereafter. Earlier application was prohibited. We have adopted the provisions of this update as of January 1, 2010 and there was no material impact to our consolidated financial statements.

In February 2010, an update was made to “Subsequent Events”. This update removes the requirement for a public filer to disclose a date in both issued and revised financial statements. This update is effective upon issuance of the final update, except for the use of the issued date for conduit debt obligators. That amendment is effective for interim or annual periods ending after June 15, 2010. We have adopted the provisions of this update as of March 31, 2010 and there was no material impact to our consolidated financial statements.

In March 2010, an update was made to “Derivatives and Hedging”. This update provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception. This update is effective for each reporting entity at the beginning of the first fiscal quarter beginning after June 15, 2010. We have adopted the provisions of this update as of June 30, 2010 and there was no material impact to our consolidated financial statements.

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

In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted a portion of the provisions of this update as of January 1, 2010 and have included the additional disclosure requirements. We will adopt the remaining portion of the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

In April 2010, an update was made to “Compensation — Stock Compensation”. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We will adopt the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

In December 2010, an update was made to “Intangibles — Goodwill and Other”. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. Earlier adoption is not permitted. We will adopt the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

In December 2010, an update was made to “Business Combinations”. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt the provisions of this update and do not anticipate a material impact to our consolidated financial statements.

4.	Net Income (Loss) Per Common Share

Basic and diluted income (loss) per share is determined in accordance with the applicable provisions of U.S. GAAP. Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans and our restricted stock units.

For the years ended December 31, 2008, 2009 and 2010, options to purchase 5.3 million, 5.6 million and 2.3 million shares of common stock, respectively, have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of basic income (loss) per common share to diluted income (loss) per common share is as follows (in thousands, except per share data):

	2008	2009	2010

(Loss) income from continuing operations	$(5,453)	$687	$14,876
(Loss) income from discontinued operations	(10,524)	(7,040)	5,489

Net (loss) income available to common shareholders — basic and diluted	$(15,977)	$(6,353)	$20,365

Weighted average common shares outstanding — basic	17,264	17,503	17,709
Dilutive effect of common stock equivalents	—	80	703

Weighted average common shares outstanding — diluted	17,264	17,583	18,412

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.32)	$0.04	$0.84
(Loss) income from discontinued operations	$(0.61)	$(0.40)	$0.31

Basic (loss) earnings per common share	$(0.93)	$(0.36)	$1.15
Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.32)	$0.04	$0.81
(Loss) income from discontinued operations	$(0.61)	$(0.40)	$0.30

Diluted (loss) earnings per common share	$(0.93)	$(0.36)	$1.11

5.	Fair Value Measurement

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

The fair value of our instruments measured on a recurring basis at December 31, 2010 is as follows (in thousands):

Fair Value Measurements at Reporting Date using:
Quoted Prices
		in Active	Significant
		Markets for	other	Significant
		Identical Assets	Observable	Unobservable
	December 31, 2010	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
US Treasury bills	$4,994	$4,994	$—	$—

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our instruments measured on a recurring basis at December 31, 2009 is as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	other	Significant
		Identical Assets	Observable	Unobservable
	December 31, 2009	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
US Treasury bills	$4,995	$4,995	$—	$—
Liabilities:
Interest rate swap contracts	856	—	856	—

The carrying amounts of certain financial instruments, such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, leases payable and trade accounts payable, we consider the recorded value to approximate fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the year ended December 31, 2009 or 2010, respectively.

6.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	December 31,	December 31,
	2009	2010
	(In thousands)

Prepaid services	$2,774	$2,882
Escrow receivable	—	1,750
Prepaid contracts	440	927
Other	1,968	1,451

	$5,182	$7,010

As part of the sale agreement for SI, we recorded an escrow receivable of $1.8 million. See Note 22 for further information.

As of December 31, 2009, $652 thousand of prepaid expenses and other current assets related to SI, which was sold on July 19, 2010.

7.	Deferred Subscription Solicitation Costs

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheet as of December 31, 2010 and December 31, 2009 was $28.8 million and $41.6 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our consolidated balance sheet and include $4.0 million and $7.4 million for the years ended December 31, 2010 and 2009, respectively. The current portion of the prepaid commissions are included in the deferred subscription solicitation costs, which were $8.5 million and $11.5 million as of December 31, 2010 and 2009, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2008, 2009 and 2010 were $54.2 million, $66.5 million and $61.8 million, respectively. Marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral for the years ended December 31, 2008, 2009 and 2010 were $5.5 million, $16.4 million and $9.8 million, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

Property and equipment consist of the following as of:

	December 31,	December 31,
	2009	2010
	(In thousands)

Machinery and equipment	$22,505	$21,484
Software	33,336	32,971
Software development-in-progress	3,368	6,162
Furniture and fixtures	1,689	1,652
Leasehold improvements	3,069	3,451
Building	725	725
Land	25	25

	64,717	66,470
Less: accumulated depreciation	(46,915)	(44,901)

Property and equipment — net	$17,802	$21,569

Based on the analysis described in Note 10, we recognized an impairment charge on our long-lived assets in the year ended December 31, 2009 of $149 thousand in our Bail Bonds Industry Solutions segment. As of December 31, 2009, $2.2 million of net property and equipment related to SI, which was sold on July 19, 2010. The sale of SI reduced our accumulated depreciation balances by $3.1 million.

Depreciation of fixed assets and software for the years ended December 31, 2008, 2009 and 2010 were $8.4 million, $7.4 million and $8.1 million, respectively. During the year ended December 31, 2010, we had retirements that impacted our property and equipment and accumulated depreciation balances by $7.0 million.

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31,	December 31,
	2009	2010
	(In thousands)

Leased property consisting of machinery and equipment	$3,213	$3,429
Leased property consisting of software	2,846	3,015

Leased property	6,059	6,444
Less: accumulated depreciation	(3,201)	(1,165)

Leased property, net	$2,858	$5,279

During the year ended December 31, 2010, we entered into additional capital leases for fixed assets of $3.6 million, which was partially offset by $2.4 million of leased equipment that was converted to property and equipment, which impacted the leased property and accumulated depreciation balances.

9.	Long-Term Investments

Our long-term investment consists of an investment in equity shares of a privately held company. During the year ended December 31, 2010, we paid $1.0 million in cash for an additional preferred stock investment in White Sky, Inc (“White Sky”), a privately held company in California. In accordance with our initial investment in the year ended December 31, 2008, we received stock purchase warrants to purchase 1.4 million shares of White Sky’s preferred stock at $1.05 per share. The warrants are contingently exercisable at two vesting periods subject to White Sky meeting certain revenue thresholds. The first and second vesting period occurred at December 31, 2009

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 31, 2010 and we did not meet the threshold; therefore, we did not vest in any warrants. According to the warrant agreement, the unvested warrants as of December 31, 2010 expired. White Sky provides smart card-based software solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. We own less than 20% of the outstanding voting stock of White Sky. The investment is accounted for at cost on the consolidated balance sheet. As of December 31, 2010, no indicators of impairment were identified.

In addition to the investment, we amended a commercial agreement with White Sky in the year ended December 31, 2010 to receive exclusivity on the sale of its ID Vault products. The amended strategic commercial agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers. The amendment also modified our future royalty payments to White Sky in exchange for certain exclusivity on the sale of its ID Vault products.

10.	Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2009
			Net Carrying			Net Carrying
	Gross	Accumulated	Amount at			Amount at
	Carrying	Impairment	January 1,			December 31,
	Amount	Losses	2009	Impairment	Adjustments	2009

Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(13,716)	9,867	(6,163)	—	3,704
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total goodwill	$79,450	$(26,348)	$53,102	$(6,163)	$—	$46,939

	December 31, 2010
						Net Carrying
	Gross	Accumulated	Net Carrying		Discontinued	Amount at
	Carrying	Impairment	Amount at		Operations (See	December 31,
	Amount	Losses	January 1, 2010	Impairment	Note 22)	2010

Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	(3,704)	—
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total goodwill	$79,450	$(32,511)	$46,939	$—	$(3,704)	$43,235

We performed our required annual impairment test as of October 31, 2010. We estimated fair value using a weighted average between the income and market based approaches. The implied fair value of the reporting units, at October 31, 2010, was in excess of the carrying value. Therefore, goodwill in the reporting unit was not impaired and the second step of the impairment test was not necessary. As further described in Note 22, in the three months ended September 30, 2010, we reduced goodwill by $3.7 million due to the sale of SI.

In the prior year, due to the deterioration in the general economic environment and decline in our market capitalization, we concluded a triggering event had occurred at June 30, 2009 indicating potential impairment in our Background Screening reporting unit, which was included in the sale of Screening International in July 2010. We

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined, in the first step of our goodwill impairment analysis performed as of June 30, 2009, that goodwill in the Background Screening reporting unit was impaired.

As of June 30, 2009, the value under the income approach was developed by discounting the projected future cash flows to present value. The reporting units discounted cash flows require significant management judgment with respect to revenue, earnings, capital expenditures and the selection and use of an appropriate discount rate. The discounted cash flows are based on our annual business plan or other forecasted results of approximately five years. The assumptions for our discounted future cash flows begin with our historical operating performance. Additionally, we considered the impact that known economic, industry and market trends will have on our future forecasts, as well as the impact that we expect from planned business initiatives including new products, client service and retention standards.

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

The second step of the impairment test requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Goodwill was written down to its implied fair value for our Background Screening reporting unit. For the three months ended June 30, 2009, we recorded an impairment charge of $5.9 million in our Background Screening reporting unit, which is included in our loss from discontinued operations, net of tax, in our consolidated statements of operations.

We then performed our required annual impairment test as of October 31, 2009. We utilized the June 30, 2009 values determined under the income and market based approaches for our annual impairment test as there were no significant changes in our business or circumstances or events that have changed since that prior valuation. Based on the analysis as of October 31, 2009, the implied fair value of the Consumer Products and Services reporting unit exceeded the carrying value. Therefore, goodwill in the reporting units was not impaired and the second step of the impairment test was not necessary as of October 31, 2009.

In addition, during the three months ended March 31, 2009, we finalized the second step of our goodwill impairment test, in which the first step was performed during the year ended December 31, 2008, and we recorded an additional impairment charge of $214 thousand in our Background Screening reporting unit, which is included in our loss from discontinued operations, net of tax, in our consolidated statements of operations.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.

Our intangible assets consisted of the following (in thousands):

	December 31, 2009
	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount

Amortizable intangible assets:
Customer related	$40,857	$(19,766)	$(147)	$20,944
Marketing related	3,553	(3,048)	(287)	218
Technology related	2,796	(1,832)	(513)	451

Total amortizable intangible assets	$47,206	$(24,646)	$(947)	$21,613

	December 31, 2010
	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount

Amortizable intangible assets:
Customer related	$38,846	$(24,172)	$—	$14,674
Marketing related	3,192	(3,119)	—	73
Technology related	2,796	(2,646)	—	150

Total amortizable intangible assets	$44,834	$(29,937)	$—	$14,897

As further described in Note 22, due to the sale of SI, in the three months ended September 30, 2010, we reduced both the gross carrying amount and accumulated amortization on our amortizable intangible assets by $2.4 million. The intangible assets held by SI were fully amortized.

During the year ended December 31, 2010, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. During the year ended December 31, 2009, we reviewed our estimates regarding a customer related intangible asset. Based upon the pattern of use of the underlying the asset, we accelerated the amortization of that asset and reduced the estimated useful life from ten to seven years. This acceleration resulted in an additional $1.2 million of amortization expense in the year ended December 31, 2009.  In addition, during the year ended December 31, 2009, we recorded an impairment of $947 thousand for intangible assets, of which $800 thousand is included in income from continuing operations and $147 thousand is included in loss from discontinued operations on our consolidated statements of operations. See Note 8 for information on impairment charge related to property and equipment of $149 thousand, which, when combined with the $800 thousand is $949 thousand. This amount is shown as total impairment charges in continuing operations on our consolidated statements of operations.

Intangible assets are generally amortized over a period of three to ten years. For the years ended December 31, 2008, 2009 and 2010 we had an aggregate amortization expense from continuing operations of $10.3 million, $9.1 million and $6.7, respectively, which were included in amortization expense on our consolidated statements of

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the years ending December 31,
2011	$3,828
2012	3,542
2013	3,483
2014	3,437
2015	607
Thereafter	—

$14,897

11.	Other Assets

The components of our other assets are as follows:

	December 31,	December 31,
	2009	2010
	(In thousands)

Prepaid royalty payments	$75	$75
Prepaid contracts	1,341	92
Prepaid commissions	7,362	4,029
Other	5,614	1,697

	$14,392	$5,893

The decrease in other assets is primarily related to receipt of a receivable from an ongoing joint marketing arrangement and a decrease in prepaid commissions.

In addition, $59 thousand of other assets as of December 31, 2009 related to SI, which was sold on July 19, 2010.

12.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	December 31,	December 31,
	2009	2010
	(In thousands)

Accrued marketing	$3,614	$2,637
Accrued cost of sales, including credit bureau costs	5,764	6,239
Accrued general and administrative expense and professional fees	4,191	3,269
Insurance premiums	1,473	1,190
Other	2,213	1,383

	$17,255	$14,718

As of December 31, 2009, $366 thousand of accrued expenses and other current liabilities related to SI, which was sold on July 19, 2010.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31,	December 31,
	2009	2010
	(In thousands)

Accrued payroll	$415	$233
Accrued benefits	2,364	1,918
Other	3	191

	$2,782	$2,342

As of December 31, 2009, $358 thousand of accrued payroll and employee benefits related to SI, which was sold on July 19, 2010.

14.	Income Taxes

The components of income tax benefit (expense) from continuing operations for the three years ended December 31, 2008, 2009 and 2010 are as follows:

	2008	2009	2010
		(In thousands)

Current:
Federal	$(556)	$(463)	$(12,729)
State	(109)	(63)	(2,177)

Total current income tax expense	(665)	(526)	(14,906)

Deferred:
Federal	2,865	359	5,011
State	555	(1)	557

Total deferred income tax (expense) benefit	3,420	358	5,568

Total income tax (expense) benefit	$2,755	$(168)	$(9,338)

Deferred tax assets and liabilities as of December 31, 2009 and 2010, consist of the following:

	2009	2010
	(In thousands)

Deferred tax assets:
Reserves and accrued expenses	$3,479	$4,530
Intangible assets	3,085	3,165
NOL and capital loss carryforwards	4,012	4,878

Total deferred tax assets	10,576	12,573

Deferred tax liabilities:
Prepaid expenses	(15,732)	(11,170)
Property, plant, and equipment	(2,231)	(3,162)

Total deferred tax liabilities	(17,963)	(14,332)
Valuation allowances	(3,798)	(4,605)

Net deferred tax liability	$(11,185)	$(6,364)

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have state net operating loss carryforwards of $516 thousand, which will begin to expire in 2012. We also have a capital loss carryforward generated from the sale of SI of $4.4 million, which will expire in 2015. Realization of deferred tax assets related to net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. We have established a valuation allowance against deferred tax assets, primarily the capital loss carryforward and $244 thousand of our state net operating loss carryforwards, that we believe cannot be utilized in the foreseeable future. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized.

The reconciliation of income tax from continuing operations from the statutory rate is as follows (in thousands):

	December 31,
	2008	2009	2010

Tax benefit (expense) at statutory rate	$2,700	$(474)	$(8,475)
State income (benefit) tax, net of federal benefit	539	164	(641)
Nondeductible executive compensation	(46)	(94)	(218)
Valuation allowances	—	(9)	(194)
Change in uncertain tax positions	—	272	72
Other	(438)	(27)	118

Net tax benefit (expense)	$2,755	$(168)	$(9,338)

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2010 was 38.6% as compared to 19.6% in the year ended December 31, 2009. The increase in the effective tax rate is primarily due to the ratio of reduced income from continuing operations in 2009 along with the reduction in uncertain tax positions and decreases in the overall state tax rates, which decreased the effective tax rate in the year ended December 31, 2009. The reduction of these items, along with the ratio of a significant increase in income from continuing operations before tax, increased the effective tax rate and resulted in a more normalized rate in 2010.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	December 31,
	2008	2009	2010

Unrecognized tax benefit -January 1	$813	$2,160	$225
Gross increases, tax positions in current period	48	38	—
Gross increases, tax positions in prior period	1,299	—	—
Gross decreases, tax positions in prior period	—	(1,214)	—
Decreases related to settlements with taxing authorities	—	—	(44)
Lapse of the statute of limitations	—	(759)	—

Unrecognized tax benefit -December 31	$2,160	$225	$181

The balance of the unrecognized tax benefits as of December 31, 2010, if recognized, would not have a significant impact on our annual effective rate.

During the year ended December 31, 2010 we increased, and subsequently, reduced our gross unrecognized tax benefits by $4.2 million primarily related to an uncertain tax position in a foreign jurisdiction. Upon further analysis, it was determined that this item did not meet the recognition requirement for providing a tax reserve.

We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements. The accrual for estimated penalties is included as a component of

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other long-term liabilities in our consolidated balance sheet. We did not accrue penalties in the years ended December 31, 2008 or 2010. In the year ended December 31, 2009, we decreased penalties by a net amount of $45 thousand as a result of our gross decreases to our unrecognized tax benefit.

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheet. In the years ended December 31, 2008, 2009 and 2010, we have interest expense of $391 thousand, $10 thousand and $10 thousand, respectively. In the year ended December 31, 2009 and 2010, we decreased interest expense $532 thousand and $7 thousand, respectively as a result of our gross decreases to our unrecognized tax benefit.

The company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2010, we were subject to examination in the U.S. federal tax jurisdiction for the 2008-2009 tax years and various state jurisdictions for the 1999-2009 tax years. We are under audit for a state income tax return for the year ended December 31, 2007.

In the year ended December 31, 2011, we do not expect our unrecognized tax benefits to change by a material amount.

15.	Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as a board member of the Company.

In November 2001, we entered into a contract with DMS that provides for services that assist us in monitoring credit on a daily and quarterly basis for $20 thousand per month. In December 2004, we entered into a contract with DMS that provides for certain on-line credit analysis services. In January 2007, we amended those agreements into a single Software Services Schedule. In connection with these agreements, we paid monthly installments totaling $875 thousand, $864 thousand and $870 thousand for the years ended December 31, 2008, 2009 and 2010, respectively. These amounts are included within cost of revenue and general and administrative expense in the accompanying consolidated statements of operations.

On January 2, 2008, we entered into a professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. The initial term of the agreement is two years, with successive automatic renewal terms of two years, but is terminable without cause by either party upon 90 days notice to the other party. As of December 31, 2009 and 2010, we owed $142 thousand and $140 thousand to DMS, respectively.

RCS International, Inc.  A family member of our executive vice president of operations is the president of RCS International, Inc. (“RCS”). We have entered into a contract with RCS to assist us in our Canadian fulfillment operations. For the year ended December 31, 2008, 2009 and 2010, we paid $2.0 million, $1.5 million and $1.7 million, respectively. As of December 31, 2009, there were no amounts owed to RCS. As of December 31, 2010, we owed $102 thousand.

Lazard Freres & Co, LLC.  A managing director of Lazard Freres & Co (“Lazard”) serves as a board member of the Company. On May 30, 2007, we retained Lazard to act as investment banker to the Company in connection with possible strategic alternatives. For the year ended December 31, 2008, we paid $50 thousand to Lazard for these services. For the year ended December 31, 2009, we did not remit any payments to Lazard. For the year ended December 31, 2010, we paid $300 thousand to Lazard. As of December 31, 2009 and 2010, there were no amounts due to Lazard.

White Sky, Inc.  We have a minority investment in White Sky, Inc. (“White Sky”) and a commercial agreement to incorporate and market their service into our fraud and identity theft protection product offerings. For the years ended December 31, 2008, 2009 and 2010, under the commercial agreement we paid $117 thousand

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.8 million and $1.5 million to White Sky, respectively. During the year ended December 31, 2010, we paid $1.0 million in cash for an additional preferred stock investment in White Sky. See Note 9 for further information. As of December 31, 2009 and 2010, there were no amounts due to or from White Sky. As of December 31, 2009, we held $167 thousand of inventory related to White Sky, which is recorded in prepaid and other current assets in our consolidated balance sheet. As of December 31, 2010, we did not hold any inventory related to White Sky.

Albertine Enterprises Inc.  The chairman and CEO of Albertine Enterprises Inc. (“Albertine Enterprises”) serves as our board member. In the year ended December 31, 2010, we entered into a contract with Albertine Enterprises to provide lobbying and consulting services. For the year ended December 30, 2010, we paid $68 thousand to Albertine Enterprises for these services. As of December 31, 2010, we owed $6 thousand to Albertine Enterprises.

16.	Debt and Other Financing

	December 31,	December 31,
	2009	2010
	(In thousands)

Term loan	$14,583	$—
Revolving credit facility	23,000	—
Demand note payable to CRG	—	—
Note payable to CRG: In 2009, a $1.4 million face amount, non-interest bearing, due in three annual payments of $467 thousand beginning June 30, 2012 (less unamortized discount of $590 thousand which is based on an imputed interest rate of 16)%	810	—
Other	—	—

	38,393	—
Less current portion	(7,000)	—

Total long term debt	$31,393	$—

On July 3, 2006 we negotiated bank financing in the amount of $40 million (the “Credit Agreement”). Under terms of the Credit Agreement, we were granted a $25 million revolving credit facility and a term loan of $15 million with interest at 1.00-1.75 percent over LIBOR. On January 31, 2008, we amended the Credit Agreement in order to increase the term loan facility to $28 million. The amended term loan was payable in monthly installments of $583 thousand, plus interest. Substantially all our assets and a pledge by us of stock and membership interests we hold in certain subsidiaries are pledged as collateral to these loans. In addition, pursuant to the amendment, our subsidiaries Captira and Net Enforcers were added as co-borrowers under the Credit Agreement. The amendment provides that the maturity date for the revolving credit facility and the term loan facility under the Credit Agreement will be December 31, 2011. In July 2009, we entered into a third amendment to the Credit Agreement related to the termination and ongoing operations of SI as a co-borrower, and to clarify other matters related to the termination of our joint ownership agreement with CRG and the ongoing operations of SIH. We also formed Intersections Business Services, LLC, to provide services to our Background Screening, Online Brand Protection and Bail Bonds Industry Solutions segments, and which joined in the Credit Agreement as a co-borrower. On March 11, 2010, we entered into a fourth amendment to the Credit Agreement. The amendment increased our interest rate by one percent at each pricing level such that the interest rate now ranges from 2.00% to 2.75% over LIBOR. In addition, the amendment increased our ability to invest additional funds into Screening International, as well as required a portion of the proceeds from any disposition of that entity to be paid to Bank of America, N.A. On July 30, 2010, following the sale of Screening International on July 19, 2010, we prepaid the remaining principal balance of $11.1 million on our term loan, which included the required amount as well as additional amounts. On August 18, 2010 we paid $2.0 million of principal on our revolving credit facility. Additionally, on December 22, 2010 we prepaid the remaining principal balance of $21.0 million on our revolving credit facility.

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

As further described in Note 17, we entered into interest rate swap transactions on our term loan and revolving credit facility that converts our variable-rate debt to fixed-rate debt. Due to the prepayment of the remaining principal balance on our term loan and revolving credit facility, we no longer met the criteria for hedge accounting and, therefore, discontinued our cash flow hedges and reclassified our interest rate swaps to non-designated derivatives. In December 2010, we paid $477 thousand to our counterparty to terminate the interest rate swaps.

As further described in Note 20 on July 1, 2009, we and CRG agreed to terminate our existing ownership agreement in SI and we acquired CRG’s 45% ownership interest in SI, resulting in SI becoming our wholly-owned subsidiary. As part of the termination, a $900 thousand demand loan between SI and CRG was forgiven and a non-interest bearing $1.4 million note was issued by SIH to CRG. The note matured in five years and required equal annual payments by SIH of $467 thousand due on June 30, 2012, 2013 and 2014. The note was recorded at fair value, which was $748 thousand, as of July 1, 2009. Interest was accrued monthly using a 16% imputed interest rate in accordance with U.S. GAAP. As further described in Note 22, on July 19, 2010 as a result of the sale of SI, the note payable to CRG was paid, resulting in a loss on debt extinguishment of $517 thousand, which is included in the gain on disposal of discontinued operations in our consolidated statements of operations.

17.	Derivative Financial Instruments

Risk Management Strategy

We maintained an interest rate risk management strategy that incorporated the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that converted our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps were related to variable interest rate risk exposure associated with our long-term debt and were intended to manage this risk. The swaps modified our interest rate exposure by effectively converting the variable rate on our term loan to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit to a fixed rate of 3.4% per annum through December 2011. The notional amount of the term loan interest rate swap amortized on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortized from $15.0 million to $10.0 million through March 31, 2009 and terminates in December 2011. For the year ended December 31, 2008 and 2009, there was no material ineffective portion of the hedge and therefore, no impact to the consolidated statements of operations. As further described in Note 16, in the year ended December 31, 2010 we prepaid the remaining principal balance on the term loan and revolving credit facility under our Credit Agreement and therefore, we no longer met the criteria for hedge accounting. We discontinued our cash flow hedges and reclassified our interest rate swaps to non-designated derivatives. For the year ended December 31, 2010, we reclassified $565 thousand from accumulated other comprehensive loss into earnings to record the ineffective portion of the hedge. In the year ended December 2010, we also terminated our interest rate swaps with payments totaling $477 thousand.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Derivative Financial Statement Impact

As of December 31, 2009, our interest rate contracts had a fair value of $856 thousand, which was included in other long-term liabilities in our consolidated balance sheet. As of December 31, 2010, we terminated our interest rate contracts in conjunction with the prepayment of debt. The following table summarizes the impact of derivative instruments in our consolidated statements of operations.

The Effect of Derivative Instruments on the Statements of Operations

							Amount of (Loss)
							Gain Reclassified from
			Amount of (Loss)				Accumulated OCI into
	Amount of Gain or (Loss)		Reclassified from				Income (Ineffective
	Recognized in OCI		Accumulated OCI				Portion and Amount
	on Derivative		into Income				Excluded from
Cash Flow Hedge Relationships	(Effective Portion)		(Effective Portion)				Effectiveness Testing)
Year Ended December 31,	2010	2009	2010		2009		2010	2009
	In thousands of dollars

Interest rate contracts	$291	$407	$(541)		$(888)		$(565)	$—

Total	$291	$407	$(541	)(1)	$(888	)(1)	$(565)	$—

(1)	Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into income for the effective portion of the cash flow hedge is recorded in interest expense in our consolidated statement of operations.

As further described in Note 16, in the three months ended September 30, 2010 we prepaid the remaining principal balance on the term loan under our Credit Agreement. Therefore, we no longer met the criteria for hedge accounting and we discontinued our cash flow hedge and reclassified our interest rate swap on the term loan to a non designated derivative. This resulted in the recognition of a loss of $265 thousand, which was reclassified from accumulated other comprehensive loss into earnings during the three months ended September 30, 2010. We retained this interest rate swap to economically hedge our interest rate risk on the non-hedged portion of the revolving line of credit. We continued to fair value the non-hedged swap through our consolidated statements of operations.

Subsequently, in the three months ended December 31, 2010 we prepaid the remaining principal balance on the revolving credit facility under our Credit Agreement and paid $477 thousand to terminate the related interest rate swaps. We, therefore, no longer met the criteria for hedge accounting and we discontinued our cash flow hedge and reclassified the effective portion of our interest rate swap on the revolving credit facility. This resulted in the recognition of a loss of $300 thousand, which was reclassified from accumulated other comprehensive loss into earnings during the three months ended December 31, 2010.

The effect on the consolidated statements of operations of derivative instruments not designated as hedges is summarized as follows (in thousands):

		(Losses) Gains for the Years Ended
	Line Item in Statements of	December 31,	December 31,	December 31,
Derivatives not Designated as Hedging Instruments	Operations	2008	2009	2010

Interest rate contracts	Other (expense) income, net	$—	$—	$(477)

Total		$—	$—	$(477)

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
Years Ending December 31,	Leases	Leases
	(In thousands)

2011	$1,646	$1,903
2012	2,037	1,500
2013	2,499	867
2014	2,120	785
2015	2,161	548
Thereafter	7,951	—

Total minimum lease payments	$18,414	5,603

Less: amount representing interest		(559)

Present value of minimum lease payments		5,044
Less: current obligation		(1,645)

Long term obligations under capital lease		$3,399

In the year ended December 31, 2009, we entered into additional capital lease agreements for approximately $2.2 million. In the year ended December 31, 2010 we entered into additional capital lease agreements for approximately $3.6 million for fixed assets. We recorded the lease liability at the fair market value of the underlying assets on our consolidated balance sheet.

In the year ended December 31, 2009 and 2010, we financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of December 31, 2010 are $221 thousand and $144 thousand, respectively, and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows:

For the years ended December 31 (in thousands):
2011	$221
2012	136
2013	8

Obligations under arrangement	$365

Rental expenses included in general and administrative expenses were $1.8 million, $2.3 million and $2.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. The increase in rental expenses in the year ended December 31, 2010 compared to the year ended December 31, 2009 is due to the increase in rent as a result of our relocation to a new building facility in the third quarter of 2009 and an additional operating lease associated with opening a new customer care center in the third quarter of 2010.

As of December 31, 2008, 2009, and 2010, the rental expenses included in loss from discontinued operations in our consolidated statements of operations were $1.1 million, $978 thousand and $404 thousand, respectively. These amounts related to SI, which was sold on July 19, 2010.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay so that we may seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. On January 26, 2011, the Bankruptcy Court lifted the automatic stay, and the U.S. District Court for the Eastern District of Virginia has scheduled a trial to commence on May 2, 2011.

On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America of America, NA, Banc of America Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit.

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

Other

We have entered into various software licenses, marketing and operational commitments for several years totaling $33.6 million as of December 31, 2010. In January, 2011, we entered into a new contract with a credit reporting agency, in which we will make non-refundable minimum payments totaling $21.5 million in the year ending December 31, 2011. Also, we terminated an arrangement with a service provider, under which we receive data and other information for use in our fraud protection services. We are obligated to pay non-refundable payments totaling $6.0 million in the year ending December 31, 2011 in exchange for a defined subscriber count of data usage and limited exclusivity rights.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	December 31,	December 31,
	2009	2010
	(In thousands)

Deferred rent	$1,129	$2,415
Uncertain tax positions, interest and penalties not recognized	224	224
Interest rate swaps	856	—
Accrued general and administrative expenses	352	144
Other	771	—

	$3,332	$2,783

The increase in deferred rent is primarily due to our operating lease that was effective July 2009 in connection with our headquarters relocation. As of December 31, 2010, we terminated our interest rate swaps in conjunction with the prepayment of debt. See Note 17 for further discussion of the interest rate swaps and the related impact.

As of December 31, 2009, $21 thousand of other long-term liabilities related to SI, which was sold on July 19, 2010.

20.	Transfers from Noncontrolling Interest

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

On July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling, pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. In connection with the sale, we remitted $1.4 million in full payment of a note payable entered into between SIH and CRG in 2009. As a result, a loss on debt extinguishment of $517 thousand is included in the gain on disposal of discontinued operations in our consolidated statements of operations.

The following table summarizes our net (loss) income attributable to Intersections Inc., and transfers from the noncontrolling interest for the years ended December 31:

	2008	2009	2010

Net (loss) income attributable to Intersections	$(15,977)	$(6,353)	$20,365
Decrease in Intersections paid-in capital for purchase of 45 common units of SI	—	(3,059)	—

Change from net (loss) income attributable to Intersections and transfers from noncontrolling interest	$(15,977)	$(9,412)	$20,365

In accordance with U.S. GAAP, changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary are accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest in SIH. The difference between

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the consideration received or paid and the amount by which the noncontrolling interest were adjusted were recognized in our stockholders’ equity. As a result of the transaction, we reclassified the noncontrolling interest to stockholders’ equity in our consolidated financial statements.

21.	Stockholders’ Equity

Outstanding Securities

Our authorized capital stock consists of 50 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2009 and 2010, there were approximately 18.7 and 18.9 million shares of our common stock outstanding and no shares of preferred stock outstanding. The board of directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. We do not have any outstanding warrants to purchase common shares. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

Share Repurchase

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase up to $20 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. On August 12, 2010, we announced that our Board of Directors had increased the authorized amount under our existing share repurchase program to a total of $30 million of our common shares. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase shares during the years ended December 31, 2008 or 2009. In the year ended December 31, 2010, we repurchased 50 thousand common shares at $8.62 a share. The aggregate cost of common stock repurchased, including commissions, was $432 thousand, leaving an authorized amount for repurchase of $20.1 million.

Dividends

On August 12, 2010, we announced a cash dividend of $.15 per share on our common stock, payable on September 10, 2010 to stockholders of record as of August 31, 2010. On November 15, 2010, we announced a cash dividend of $.15 per share on our common stock, payable on December 10, 2010 to stockholders of record as of November 30, 2010. These dividends resulted in cash payments of $5.3 million in the year ended December 31, 2010.

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of December 31, 2010, there were 319 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of December 31, 2010, we have 375 thousand shares remaining to issue and options to purchase 2.3 million shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 5.1 million shares pursuant to an amendment to the plan approved by the Board of Directors and then by stockholders on May 20, 2009. As of December 31, 2010, we have 982 thousand shares or restricted stock units remaining to issue and options to purchase 3.1 million shares and restricted stock units outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total stock based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2008, 2009 and 2010 was $1.9 million, $2.1 million and $2.5 million, respectively. Total share-based compensation expense recognized for stock options included in gain on disposal of discontinued operations in our consolidated statement of operations, for the year ended December 31, 2010 was $53 thousand.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity:

	2008		2009		2010			Weighted
		Weighted		Weighted		Weighted		Average
		Average		Average		Average		Remaining
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Shares	Price	Shares	Price	Intrinsic Value	Term
							(In thousands)	(In years)

Outstanding, beginning of year	3,839,274	$12.22	4,597,106	$11.41	3,806,052	$6.49
Granted	1,130,492	8.42	2,332,522	3.85	724,335	4.36
Canceled	(306,300)	11.19	(3,007,760)	12.32	(635,179)	8.45
Exercised	(66,360)	10.04	(115,816)	0.45	(100,151)	5.21

Outstanding, end of year	4,597,106	$11.41	3,806,052	$6.49	3,795,057	$5.79	$19,373	7.31

Exercisable at end of the year	2,970,940	$12.93	1,241,941	$11.00	1,388,008	$8.67	$4,138	5.25

The weighted average grant date fair value of options granted, based on the Black Scholes method, during the years December 31, 2008, 2009 and 2010 was $3.56, $1.76 and $2.80, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $490 thousand, $873 thousand and $671 thousand, respectively.

As of December 31, 2010, there was $5.6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes information about employee stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average
Exercise Price	Shares	Contractual Term	Price	Shares	Exercise Price
		(In years)

$0 — $5.00	2,171,698	8.60	$3.48	342,064	$3.12
$5.01 — $10.00	1,149,262	6.25	6.80	573,097	7.62
$10.01 — $15.00	348,750	4.16	12.89	347,500	12.89
$15.01 — $20.00	125,347	3.50	16.87	125,347	16.87
Greater than $20.00	—	0.00	0.00	—	0.00

	3,795,057	7.31	$5.79	1,388,008	$8.67

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

	2008		2009		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value

Outstanding, beginning of year	568,512	$9.70	513,884	$9.33	1,562,108	$4.32
Granted	155,000	8.39	1,288,941	4.18	1,015,205	4.34
Canceled	(64,722)	6.52	(78,346)	9.41	(260,567)	4.52
Vested	(144,906)	9.61	(162,371)	9.41	(372,938)	5.79

Outstanding, end of year	513,884	$9.33	1,562,108	$4.32	1,943,808	$4.62

The weighted average contractual life for restricted stock units for the years ended December 31, 2008, 2009 and 2010 was 1.9 years, 3.0 years and 2.6 years, respectively.

Total stock based compensation recognized for restricted stock units in our consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010 was $2.2 million and $2.4 million and $3.2 million, respectively. Total share-based compensation expense recognized for restricted stock units included in gain on disposal of discontinued operations in our consolidated statement of operations, for the year ended September 30, 2010 was $78 thousand.

In the year ended December 31, 2010, there were two restricted stock unit grants, at the vesting date, that were paid in cash rather that stock to recipients at the election of the Company. Total cash paid was $970 thousand, which did not exceed the fair value on the settlement date.

As of December 31, 2010, there was $6.2 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

22.	Discontinued Operations

On July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling, pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items of approximately $610 thousand. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale is subject to customary representations, warranties, indemnifications and an escrow account of $1.8 million for a period of one year after the closing date to satisfy any claims by Sterling under the Purchase Agreement. We recognized a gain of $5.9 million on the sale of our subsidiary in the year ended December 31, 2010.

Our Background Screening segment reflected the results of operations for SI. We evaluated the segment disposal for classification as a discontinued operation under U.S. GAAP. SI qualified as a discontinued operation as we did not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations.

In connection with the sale, we remitted $1.4 million in full payment of a note payable entered into between SIH and CRG in 2009. As a result, a loss on debt extinguishment of $517 thousand is included in the gain on disposal of discontinued operations in our consolidated statements of operations.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

	Years Ended December 31,
	2008	2009	2010

Revenue	$27,843	$18,462	$12,907

Loss before income taxes from discontinued operations	$(19,685)	$(11,273)	$(158)
Income tax benefit (expense)	157	(147)	(221)

Loss from discontinued operations	(19,528)	(11,420)	(379)
Gain on disposal from discontinued operations	—	—	5,868
Net loss attributable to noncontrolling interest in discontinued operations	9,004	4,380	—

(Loss) income from discontinued operations	$(10,524)	$(7,040)	$5,489

We did not record an income tax benefit on the tax loss on disposal in the year ended December 31, 2010, as the income tax benefit was not deemed to be realizable within the foreseeable future under U.S. GAAP.

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

In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covered substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. In 2008, the 401(k) Plan provided for matching $0.50 per dollar on the first 6% of the employee’s contribution. Eligible employees vested in employer contributions 20% per year and were fully vested in five years. Expenses under the 401(k) Plan for the years ended December 31, 2008, 2009 and 2010 were $560 thousand, $0, and $0, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Major Clients

As discussed in Notes 1 and 2, we market credit monitoring services to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total revenue, is as follows:

	2008	2009	2010

Citibank	8%	10%	10%
Capital One	7%	5%	5%
Bank of America (includes MBNA)	48%	58%	56%

We believe that, once a subscriber is obtained through our arrangements with our financial institution clients, the decision to continue the service is made by the subscriber; however, a decision to limit our access to its customers or the termination of an agreement by one of the financial institution clients could have an adverse effect on our financial condition and results of operations. Accounts receivable related to these customers totaled $12.6 million and $13.1 million at December 31, 2009 and 2010, respectively.

25.	Segment and Geographic Information

We have three reportable operating segments within continuing operations. In 2009, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. The change in business segments was determined based on how our senior management operated, analyzed and evaluated our operations beginning in the three months ended December 31, 2009. Additionally, Net Enforcers and Captira Analytical’s business activities previously included in the Other segment met the quantitative thresholds for separate reporting as of December 31, 2009. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of SI on July 19, 2010, our Background Screening segment included the personnel and vendor background screening services provided by SI.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recasted the results of our business segment data for the years ended December 31, 2008 and 2009 into the new operating segments for comparability with current presentation. The following table sets forth segment information for the years ended December 31, 2008, 2009 and 2010.

			Bail Bonds
	Consumer Products	Online Brand	Industry
	and Services	Protection	Solutions	Consolidated
	(In thousands)

Year Ended December 31, 2008
Revenue	$330,973	$2,662	$129	$333,764
Depreciation	8,411	6	9	8,426
Amortization	9,221	637	426	10,284
Income (loss) from continuing operations before income taxes	10,753	(14,886)	(4,075)	(8,208)

Year Ended December 31, 2009
Revenue	$343,695	$2,133	$342	$346,170
Depreciation	7,380	12	44	7,436
Amortization	8,583	69	426	9,078
Income (loss) from continuing operations before income taxes	9,513	(5,769)	(2,889)	855

Year Ended December 31, 2010
Revenue	$361,570	$2,033	$533	$364,136
Depreciation	8,085	20	14	8,119
Amortization	6,690	26	—	6,716
Income (loss) from continuing operations before income taxes	26,607	(835)	(1,558)	24,214

				Bail Bonds
	Consumer Products	Background	Online Brand	Industry
	and Services	Screening	Protection	Solutions	Consolidated

As of December 31, 2009
Property, plant and equipment, net	$15,553	$2,212	$37	$—	$17,802

Total assets	$165,995	$14,016	$9,210	$2,950	$192,171

			Bail Bonds
	Consumer Products	Online Brand	Industry
	and Services	Protection	Solutions	Consolidated

As of December 31, 2010
Property, plant and equipment, net	$21,424	$23	$122	$21,569

Total assets	$148,884	$9,900	$3,843	$162,627

The principal geographic area of our revenue and assets from continuing operations is the United States.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2008:
Revenue	$79,073	$86,277	$85,600	$82,814
Income (loss) from operations	7,042	8,203	6,042	(26,506)
Income (loss) from continuing operations before income taxes	6,567	7,597	5,426	(27,798)
Net income	$3,439	$4,352	$2,697	$(26,465)
Year ended December 31, 2009:
Revenue	$82,834	$85,807	$88,324	$89,205
Income (loss) from operations	1,907	1,284	2,950	(5,545)
Income (loss) from continuing operations before income taxes	1,528	1,216	2,742	(4,631)
Net income (loss)	$(558)	$(2,658)	$349	$(3,486)
Year ended December 31, 2010:
Revenue	$91,489	$92,125	$89,326	$91,196
Income from operations	708	8,641	7,782	9,200
Income from continuing operations before income taxes	86	8,092	7,036	9,000
Net income (loss)	$(1,068)	$5,176	$10,304	$5,953

27.	Subsequent Events

On February 7, 2011, we announced a cash dividend of $.15 per share on our common stock, payable on March 10, 2011 to stockholders of record as of February 28, 2011.

On January 19, 2011, we entered into a Broker Agreement for Consumer Disclosure Service with Equifax Information Services LLC (“Equifax”), pursuant to which we will continue to purchase credit information from Equifax for use in our products and services. The Broker Agreement is effective as of January 1, 2011 and has a term of one year, subject to automatic renewals for two additional one year terms unless either party decides not to renew or the agreement is terminated for cause.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	from	End of
Description	Period	Expenses	Allowance(1)	Period
		(In thousands)

Year Ended December 31, 2010
Allowance for doubtful accounts(2)	$375	$58	$391	$42
Year Ended December 31, 2009
Allowance for doubtful accounts	$235	$483	$343	$375
Year Ended December 31, 2008
Allowance for doubtful accounts	$37	$239	$41	$235

(1)	The year ended December 31, 2010 includes a reduction of $75 thousand related to the sale of SI on July 19, 2010.

(2)	The deductions from allowance includes $127 thousand related to write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name:     Michael R. Stanfield

Title:	Chief Executive Officer

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/s/ John G. Scanlon John G. Scanlon	Executive Vice President (Principal Financial Officer)	March 16, 2011

/s/ Madalyn C. Behneman Madalyn C. Behneman	Senior Vice President (Principal Accounting Officer)	March 16, 2011

/s/ John M. Albertine John M. Albertine	Director	March 16, 2011

/s/ Thomas G. Amato Thomas G. Amato	Director	March 16, 2011

/s/ James L. Kempner James L. Kempner	Director	March 16, 2011

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 16, 2011

/s/ David A. McGough David A. McGough	Director	March 16, 2011

/s/ Norman N. Mintz Norman N. Mintz	Director	March 16, 2011

/s/ William J. Wilson William J. Wilson	Director	March 16, 2011