Form 10-Q
period 2011-03-31
INTERSECTIONS INC
filed 2011-05-10
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     As of May 5, 2011 there were 19,244,115 shares of common stock, $0.01 par value, issued and 16,385,236 shares outstanding, with 2,858,879 shares of treasury stock.

Form 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$90,445	$91,489
Operating expenses:
Marketing	9,773	17,103
Commissions	27,775	30,795
Cost of revenue	25,408	23,171
General and administrative	16,537	15,317
Depreciation	1,923	2,096
Amortization	1,000	2,299

Total operating expenses	82,416	90,781

Income from operations	8,029	708
Interest income	6	5
Interest expense	(106)	(605)
Other expense, net	(47)	(22)

Income from continuing operations before income taxes	7,882	86
Income tax expense	(3,298)	(344)

Income (loss) from continuing operations	4,584	(258)
Loss from discontinued operations, net of tax	—	(810)

Loss from discontinued operations	—	(810)

Net income (loss) attributable to Intersections Inc.	$4,584	$(1,068)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.26	$(0.01)
Income (loss) from discontinued operations	—	(0.05)

Basic earnings (loss) per share	$0.26	$(0.06)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.01)
Income (loss) from discontinued operations	—	(0.05)

Diluted earnings (loss) per share	$0.23	$(0.06)

Cash dividends paid per common share	$0.15	$—
Weighted average shares outstanding:
Basic	17,940	17,621
Diluted	19,543	17,621
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,794	$14,453
Short-term investments	—	4,994
Accounts receivable, net of allowance for doubtful accounts of $41 (2011) and $41 (2010)	19,509	19,195
Prepaid expenses and other current assets	7,132	7,010
Deferred subscription solicitation costs	24,122	24,756

Total current assets	75,557	70,408

PROPERTY AND EQUIPMENT, net	23,639	21,569
DEFERRED TAX ASSET, net	1,210	2,298
LONG-TERM INVESTMENT	4,327	4,327
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	13,897	14,897
OTHER ASSETS	5,053	5,893

TOTAL ASSETS	$166,918	$162,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,556	$5,097
Accrued expenses and other current liabilities	14,927	14,718
Accrued payroll and employee benefits	3,582	2,342
Current portion of debt	20,000	—
Capital leases, current portion	1,673	1,645
Commissions payable	761	787
Income tax payable	714	1,782
Deferred revenue	5,165	4,856
Deferred tax liability, net, current portion	8,662	8,662

Total current liabilities	61,040	39,889

OBLIGATIONS UNDER CAPITAL LEASE, less current portion	2,963	3,399
OTHER LONG-TERM LIABILITIES	2,965	2,783

TOTAL LIABILITIES	66,968	46,071

COMMITMENTS AND CONTINGENCIES (see notes 11 and 13)
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value, shares authorized 50,000; shares issued 19,215 (2011) and 18,912 (2010); shares outstanding 16,356 (2011) and 17,795 (2010)	192	189
Additional paid-in capital	110,361	109,250
Treasury stock, shares at cost; 2,859 (2011) and 1,711 (2010)	(29,551)	(9,948)
Retained earnings	18,948	17,060
Accumulated other comprehensive (loss) income	—	5

TOTAL STOCKHOLDERS’ EQUITY	99,950	116,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,918	$162,627

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2010 and the Three Months Ended March 31, 2011
(in thousands)
(unaudited)

	Common		Additional				Other	Total
	Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
	(In thousands)

BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	250	2	(976)	—	—	—	—	(974)
Share based compensation	—	—	5,808	—	—	—	—	5,808
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(380)	—	—	—	—	(380)
Other	—	—	(12)	—	—	—	—	(12)
Cash dividends paid on common shares	—	—	—	—	—	(5,332)	—	(5,332)
Purchase of treasury stock	—	—	—	50	(432)	—	—	(432)
Net income	—	—	—	—	—	20,365	—	20,365
Foreign currency translation adjustments	—	—	—	—	—	—	250	250
Cash flow hedge	—	—	—	—	—	—	856	856

Comprehensive Income	—	—	—	—	—	—	—	20,149

BALANCE, DECEMBER 31, 2010	18,912	$189	$109,250	1,117	$(9,948)	$17,060	$5	$116,556

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	303	3	(1,424)	—	—	—	—	(1,421)
Share based compensation	—	—	1,690	—	—	—	—	1,690
Tax benefit of stock options exercised and vesting of restricted stock units	—	—	845	—	—	—	—	845
Cash dividends paid on common shares	—	—	—	—	—	(2,696)	—	(2,696)
Purchase of treasury stock	—	—	—	1,742	(19,603)	—	—	(19,603)
Net income	—	—	—	—	—	4,584	—	4,584
Foreign currency translation adjustments	—	—	—	—	—	—	(5)	(5)

Comprehensive Loss	—	—	—	—	—	—	—	(16,606)

BALANCE, March 31, 2011	19,215	$192	$110,361	2,859	$(29,551)	$18,948	$—	$99,950

See Notes to Condensed Consolidated Financial Statements.

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$4,584	$(1,068)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	1,923	2,308
Amortization	1,000	2,299
Amortization of debt issuance cost	—	17
Provision for doubtful accounts	—	(104)
Share based compensation	1,690	1,419
Amortization of deferred subscription solicitation costs	12,642	18,028
Deferred income tax, net	1,933	(2,407)
Foreign currency transaction losses, net	26	357
Changes in assets and liabilities:
Accounts receivable	(202)	(1,872)
Prepaid expenses and other current assets	(122)	(872)
Income tax payable	(1,068)	457
Deferred subscription solicitation costs	(11,404)	(16,234)
Other assets	212	5,340
Tax (benefit) deficiency upon vesting of restricted stock units	(845)	(277)
Accounts payable	632	(3,960)
Accrued expenses and other current liabilities	484	3,515
Accrued payroll and employee benefits	716	(70)
Commissions payable	(26)	(1,122)
Deferred revenue	308	(37)
Other long-term liabilities	181	3,143

Cash flows provided by operating activities	12,664	8,860

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of additional interest in long-term investment	—	(1,000)
Proceeds from sale of investment	4,994	—
Acquisition of property and equipment	(4,440)	(1,537)

Cash flows provided by (used in) investing activities	554	(2,537)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under Credit Agreement	20,000	—
Purchase of treasury stock	(19,603)	—
Cash dividends paid on common shares	(2,696)	—
Repayments under Credit Agreement	—	(1,750)
Tax benefit (deficiency) upon vesting of restricted stock units	845	(277)
Capital lease payments	(407)	(214)
Cash proceeds from stock options exercised	27	—
Cash distribution on vesting of restricted stock units	—	(970)
Withholding tax payment on vesting of restricted stock units	(1,043)	(68)

Cash flows used in financing activities	(2,877)	(3,279)

EFFECT OF EXCHANGE RATE ON CASH	—	(10)

INCREASE IN CASH AND CASH EQUIVALENTS	10,341	3,034
CASH AND CASH EQUIVALENTS — Beginning of period	14,453	12,394

CASH AND CASH EQUIVALENTS — End of period	$24,794	$15,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$95	$314

Cash paid for taxes	$2,627	$514

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$—	$170

Equipment additions accrued but not paid	$197	$565

Withholding tax payment on vesting of restricted stock units accrued but not paid	$524	$—

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
     Through a subsidiary, Screening International Holdings, LLC (“SIH”), we provided personnel and vendor background screening services to businesses worldwide. As further described in Note 17, on July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of Screening International, LLC (“SI”) for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary, and our background screening services ceased upon the sale of SI.
     We have three reportable operating segments with continuing operations through the period ended March 31, 2011. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”) and our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira Analytical”). In addition, until the sale of SI on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by SI.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. The results of SI, a former subsidiary which we sold on July 19, 2010, are presented as discontinued operations for the three months ended March 31, 2010 in the condensed consolidated statements of operations. We have not recasted our condensed statements of cash flows for the sale of SI. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. All significant intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
     These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, as filed in our Annual Report on Form 10-K.

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
Revenue Recognition
     We recognize revenue on 1) identity theft and credit management services, 2) accidental death insurance and other membership products 3) other monthly subscription products.
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2011 and December 31, 2010 totaled $1.1 million and $1.2 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
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
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2011, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit and there is no goodwill remaining in our other reporting units.
     A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our condensed consolidated financial statements.
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
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Expected dividend yield	6.1%	0%
Expected volatility	74.6%	67.8%
Weighted-average risk free interest rate	2.5%	2.8%
Weighted-average expected life of options	6.2 years	6.2 years
     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. Prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September 2010, we paid quarterly cash dividends of $0.15 per share on our common stock. We had a grant in the three months ended March 31, 2011 and applied a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.
     Expected Volatility. In 2010, we revised our estimation method for calculating expected volatility. For the three months ended March 31, 2011, the expected volatility of options granted was estimated based upon our historical share price volatility. For the three months ended March 31, 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. We will continue to review our estimate in the future.
     Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
     Expected Term. The expected term of options granted during the three months ended March 31, 2011 and 2010 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the three months ended March 31, 2011 and 2010, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
3. Accounting Standards Updates
Accounting Standards Updates Recently Adopted
     In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted the provisions of this update as of January 1, 2011 and have included the additional disclosure requirements 2011 and there was no material impact to our condensed consolidated financial statements.
     In April 2010, an update was made to “Compensation — Stock Compensation”. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our condensed consolidated financial statements.
     In December 2010, an update was made to “Intangibles — Goodwill and Other”. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our condensed consolidated financial statements.
     In December 2010, an update was made to “Business Combinations”. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2011 and there was no impact to our condensed consolidated financial statements.
Accounting Standards Updates Not Yet Effective
     In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructurings for public entities will be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
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

     For the three months ended March 31 2011 and 2010, options to purchase 1.4 million and 7.0 million shares of common stock, respectively, have been excluded from the computation of diluted income (loss) per share as their effect would be anti-dilutive. These shares could dilute income (loss) per share in the future.
     A reconciliation of basic income (loss) per common share to diluted loss per common share is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except
	per share data)
Income (loss) from continuing operations	$4,584	$(258)
Income (loss) from discontinued operations	—	(810)

Net income (loss) available to common shareholders — basic and diluted	$4,584	$(1,068)

Weighted average common shares outstanding — basic	17,940	17,621
Dilutive effect of common stock equivalents	1,603	—

Weighted average common shares outstanding — diluted	19,543	17,621

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.26	$(0.01)
Income (loss) from discontinued operations	—	(0.05)

Basic income (loss) per common share	$0.26	$(0.06)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.23	$(0.01)
Income (loss) from discontinued operations	—	(0.05)

Diluted income (loss) per common share	$0.23	$(0.06)

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
     We did not hold instruments that are measured at fair value on a recurring basis as of March 31, 2011. The fair value of our instruments measured on a recurring basis at December 31, 2010 was as follows (in thousands):

Fair Value Measurements at Reporting Date using:
Quoted Prices
		in Active	Significant
		Markets for	other	Significant
		Identical Assets	Observable	Unobservable
	December 31, 2010	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
US Treasury bills	$4,994	$4,994	$—	$—
     For certain financial instruments, such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, leases payable and trade accounts payable, we consider the recorded value to approximate fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three months ended March 31, 2011 or in the year ended December 31 2010.
     At March 31, 2011, we had a total of $20.0 million outstanding under our revolving credit facility, which is a variable rate loan and therefore fair value approximates book value.

6. Deferred Subscription Solicitation and Commission Costs
     Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 was $27.5 million and $28.8 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $3.4 million and $4.0 million as of March 31, 2011 and December 31, 2010, respectively. The current portion of the prepaid commissions is included in the deferred subscription solicitation costs which were $7.6 million and $8.5 million as of March 31, 2011 and December 31, 2010, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended March 31, 2011 and 2010 were $12.6 million and $18.0 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended March 31, 2011 and 2010, were $775 thousand and $4.8 million, respectively.
7. Long-Term Investments
     Our long-term investment consists of an investment in equity shares of a privately held company. White Sky, Inc. (“White Sky”) provides smart card-based software solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. We own less than 20% of White Sky. The investment is accounted for at cost on the condensed consolidated balance sheet. As of March 31, 2011, no indicators of impairment were identified.
     In addition to the investment, we have a commercial agreement with White Sky to receive exclusivity on the sale of its ID Vault products, which we amended in the year ended December 31, 2010. The strategic commercial agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers. Under the amended commercial agreement we are required to make royalty payments to White Sky in exchange for certain exclusivity on the sale of its ID Vault products.
8. Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2011
					Net Carrying
	Gross	Accumulated	Net Carrying		Amount at
	Carrying	Impairment	Amount at		March 31,
	Amount	Losses	January 1, 2011	Impairment	2011
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total Goodwill	$55,867	$(12,632)	$43,235	$—	$43,235

	December 31, 2010
					Discontinued	Net Carrying
	Gross	Accumulated	Net Carrying		Operations	Amount at
	Carrying	Impairment	Amount at		(See Note	December 31,
	Amount	Losses	January 1, 2010	Impairment	17)	2010
Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	(3,704)	—
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total Goodwill	$79,450	$(32,511)	$46,939	$—	$(3,704)	$43,235

     During the three months ended March 31, 2011, we did not identify any triggering events related to our goodwill and therefore, were not required to test our goodwill for impairment. As further described in Note 17, in the three months ended September 30, 2010, we reduced goodwill by $3.7 million due to the sale of SI.

     Our intangible assets consisted of the following (in thousands):

	March 31, 2010
	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
Amortizable intangible assets:
Customer related	$38,846	$(25,061)	$—	$13,785
Marketing related	3,192	(3,155)	—	37
Technology related	2,796	(2,721)	—	75

Total amortizable intangible assets	$44,834	$(30,937)	$—	$13,897

	December 31, 2010
	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
Amortizable intangible assets:
Customer related	$38,846	$(24,172)	$—	$14,674
Marketing related	3,192	(3,119)	—	73
Technology related	2,796	(2,646)	—	150

Total amortizable intangible assets	$44,834	$(29,937)	$—	$14,897

     Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2011 and 2010, we incurred aggregate amortization expense of $1.0 million and $2.3 million, respectively, which was included in amortization expense in the condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2011	$2,828
For the years ending December 31:
2012	3,542
2013	3,483
2014	3,437
2015	426
Thereafter	181

$13,897

9. Other Assets
     The components of our other assets are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	53	92
Prepaid commissions	3,425	4,029
Other	1,500	1,697

	$5,053	$5,893

10. Accrued Expenses and Other Current Liabilities
     The components of our accrued expenses and other liabilities are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Accrued marketing	$2,688	$2,637
Accrued cost of sales, including credit bureau costs	6,532	6,239
Accrued general and administrative expense and professional fees	3,029	3,269
Insurance premiums	1,070	1,190
Other	1,608	1,383

	$14,927	$14,718

     In the three months ended March 31, 2011, we recorded $61 thousand related to uncertain tax positions, primarily for a state tax jurisdiction. We believe these liabilities to be short-term and therefore, have recorded them to current liabilities in our condensed consolidated balance sheet.
11. Commitments and Contingencies
Leases
     We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
For the remaining nine months ending December 31, 2011	$1,386	$1,418
For the years ending December 31:
2012	2,215	1,500
2013	2,704	867
2014	2,333	785
2015	2,384	548
2016	2,401	—
Thereafter	6,419	—

Total minimum lease payments	$19,842	5,118

Less: amount representing interest		(482)

Present value of minimum lease payments		4,636
Less: current obligation		(1,673)

Long term obligations under capital lease		$2,963

     In the years ended December 31, 2009 and 2010, we financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of March 31, 2011 are $226 thousand and $86 thousand and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our condensed consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows (in thousands):

For the remaining nine months ending December 31, 2011	$168
For the years ending December 31:
2012	136
2013	8

Obligations under arrangement	$312

     Rental expenses included in general and administrative expenses were $716 thousand and $721 thousand for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2010, the rental expenses included in loss from discontinued operations in our condensed consolidated statements of operations was $193 thousand. This amount is related to SI, which was sold on July 19, 2010.
Legal Proceedings

     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay so that we may seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. On January 26, 2011, the Bankruptcy Court lifted the automatic stay, and the U.S. District Court for the Eastern District of Virginia has scheduled a trial to commence on May 2, 2011. Prior to the trial date, the parties, along with various related non-parties, entered into a settlement agreement resolving all claims in this matter. Completion of the settlement depends on satisfaction of certain conditions, including our acceptance of the transfer to us by Mr. Loomis or certain related non-parties of certain real property and real property interests. The settlement has been approved by the Bankruptcy Court, and the U.S. District Court has stayed the trial pending completion of the settlement. We are conducting due diligence regarding the real property and real property interests. We do not know at this time whether all conditions to completion of the settlement will be satisfied.
     On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America of America, NA, Banc of America Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit, and the briefing by the parties is ongoing.
     On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. Defendants filed answers to the complaint on May 24, 2010. On April 19, 2011, an amended complaint was filed. In the amended complaint, the original named plaintiff was withdrawn from the case, and three new plaintiffs were added. Our response to the amended complaint is due on or about May 19, 2011. We currently are investigating the new claims. We believe that it is too early to make a determination of the likelihood of success in defeating the claims.
12. Other Long-Term Liabilities
     The components of our other long-term liabilities are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Deferred rent	$2,653	$2,415
Uncertain tax positions, interest and penalties not recognized	226	224
Accrued general and administrative expenses	86	144

	$2,965	$2,783

13. Debt and Other Financing
     We have a Credit Agreement with Bank of America, N.A., which has a maturity date of December 31, 2011. Our Credit Agreement currently consists of a revolving credit facility in the amount of $25.0 million and is secured by substantially all of our assets and a pledge by us of stock and membership interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.
     In July 2010, following the sale of Screening International, we prepaid the outstanding principal balance of the term loan portion of the Credit Agreement, and the term loan may not be re-drawn. We amended the Credit Agreement in the three months ended March 31, 2011 in connection with the share repurchase (see Note 15) to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of March 31, 2011, the outstanding balance of the revolving credit facility was $20.0 million, which is included as a current liability in our condensed consolidated balance sheet, and we have approximately $24.8 million in cash and equivalents in our condensed consolidated balance sheet in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.

     The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the Credit Agreement) other than on fair and reasonable terms; share repurchases; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which includes our consolidated leverage ratios, consolidated fixed charge coverage ratios, minimum available liquidity requirements as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
14. Income Taxes
     Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2011 and 2010 was 41.8% and 400.0%, respectively. The change from the comparable period is primarily due to a reduction in a discrete item from an uncertain tax position in a foreign jurisdiction. The reduction, along with the ratio of a significant increase in income from continuing operations before tax, decreased the effective tax rate and resulted in a more normalized rate for the three months ended March 31, 2011.
     In addition, the total liability for uncertain tax positions increased by approximately $63 thousand from December 31, 2010. The short-term portion of the liability is recorded in accrued expenses and other current liabilities and the long-term portion is recorded in other long-term liabilities in the condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in the condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in the condensed consolidated financial statements. In the three months ended March 31, 2011 and 2010, we recorded penalties of $22 thousand and $219 thousand and interest of $9 thousand and $183 thousand, respectively. The penalties and interest increased the effective tax rate in the three months ended March 31, 2011.
15. Stockholders’ Equity
     Share Repurchase
     On April 25, 2005, our Board of Directors authorized a share repurchase program under which we can repurchase up to $20.0 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. On August 12, 2010, our Board of Directors further increased the authorized amount under our existing share repurchase program to a total of $30.0 million of our common shares.
     During the three months ended March 31, 2011 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million. Following the repurchase, our Board of Directors further increased the authorized amount under our existing share repurchase program to $20.0 million, of which approximately $10.4 million is available for purchase on March 31, 2011 under the terms of our Credit Agreement. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase any common stock in the three months ended March 31, 2010.
     Dividends
     On February 7, 2011, we announced a cash dividend of $0.15 per share on our common stock, payable on March 10, 2011 to stockholders of record as of February 28, 2011. This dividend resulted in cash payments of $2.7 million in the three months ended March 31, 2011. We did not make any dividend payments in the three months ended March 31, 2010.
     Share Based Compensation
     On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of March 31, 2011, there were 297 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of March 31, 2011, we have 346 thousand shares remaining to issue and options to purchase 2.4 million shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
     On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 5.1 million shares pursuant to an amendment to the plan executed in May 2009. As of March 31, 2011, we have 98 thousand shares or restricted stock units remaining to issue and options to purchase 3.4 million shares and restricted stock units outstanding. In April 2011, our Board of Directors approved, and recommended that our stockholders approve, an amendment to the 2006 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.0 million shares from 5.1 million shares to 7.1 million shares. We are seeking stockholder approval of this amendment at our Annual Meeting of Stockholders scheduled to be held on May 18, 2011. If approved by our stockholders, the proposed amendment will automatically become effective upon approval. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.
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
     Stock Options
     Total share based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended March 31, 2011 and 2010 was $603 thousand and $630 thousand, respectively.
     The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)
Outstanding at December 31, 2010	3,795,057	$5.79
Granted	35,000	9.76
Canceled	(11,012)	6.84
Exercised	(19,148)	7.61

Outstanding at March 31, 2011	3,799,897	$5.81	$25,783	7.12

Exercisable at March 31, 2011	1,728,938	$7.98	$8,400	5.72

     The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the three months ended March 31, 2011 and 2010 was $4.05 and $2.75, respectively.
     For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $76 thousand. There were no options exercised in the three months ended March 31, 2010.
     As of March 31, 2011, there was $5.1 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
     Restricted Stock Units
     Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended March 31, 2011 and 2010 was $1.1 million and $789 thousand, respectively.

     The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life
		(In years)
Outstanding at December 31, 2010	1,943,808	$4.26
Granted	886,689	9.76
Canceled	(151,124)	5.85
Vested	(317,283)	5.77

Outstanding at March 31, 2011	2,362,090	$6.32	2.95

     As of March 31, 2011, there was $13.5 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.
16. Related Party Transactions
     We have a minority investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three months ended March 31, 2011 and 2010, there was $650 thousand and $551 thousand, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs.
     The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have entered into contracts with DMS that provide for services that assist us in monitoring credit on a daily and quarterly basis, as well as certain on-line credit analysis services. In connection with these agreements, we paid monthly installments totaling $216 thousand for the three months ended March 31, 2011 and 2010, respectively. These amounts are included within cost of revenue and general and administrative expenses in the condensed consolidated statement of operations.
     A family member of our executive vice president of operations is the president of RCS International, Inc. (“RCS”). We have entered into a contract with RCS to assist us in our Canada fulfillment operations. For the three months ended March 31, 2011 and 2010, we paid $383 thousand and $377 thousand, respectively. These amounts are included within cost of revenue in the condensed consolidated statement of operations.
17. Discontinued Operations
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
     The following table summarizes the operating results of the discontinued operations included in our condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue	$—	$5,100

Loss before income taxes from discontinued operations	$—	$(832)
Income tax benefit	—	22

Loss from discontinued operations	—	(810)
Gain on disposal from discontinued operations	—	—
Net loss attributable to noncontrolling interest in discontinued operations	—	—

(Loss) income from discontinued operations	$—	$(810)

18. Segment and Geographic Information
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
     The following table sets forth segment information for the three months ended March 31, 2011 and 2010:

	Consumer		Bail Bonds
	Products	Online Brand	Industry
	and Services	Protection	Solutions	Consolidated
		(in thousands)
Three Months Ended March 31, 2011
Revenue	$89,730	$542	$173	$90,445
Depreciation	1,907	5	11	1,923
Amortization	993	7	—	1,000
Income (loss) from continuing operations before income taxes	$8,640	$(411)	$(347)	$7,882
Three Months Ended March 31, 2010
Revenue	$90,918	$463	$108	$91,489
Depreciation	2,091	5	—	2,096
Amortization	2,292	7	—	2,299
Income (loss) from continuing operations before income taxes	$790	$(308)	$(396)	$86
As of March 31, 2011
Property, plant and equipment, net	$23,452	$30	$157	$23,639

Total assets	$152,625	$10,139	$4,154	$166,918

As of December 31, 2010
Property, plant and equipment, net	$21,424	$23	$122	$21,569

Total assets	$148,884	$9,900	$3,843	$162,627

     The principal geographic area of our revenue and assets from continuing operations is the United States.
19. Subsequent Events
     On April 21, 2011, we announced a cash dividend of $0.15 per share on our common stock, payable on June 10, 2011, to stockholders of record as of May 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, general economic conditions, including lingering effects of the significant recession in the U.S. and the worldwide economic slowdown, disruptions to the credit and financial markets in the U.S. and worldwide, economic conditions specific to our financial institutions clients, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.
     Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we undertake no obligation to publicly update these statements based on events that may occur after the date of this report.
Overview
     We have three reportable segments with continuing operations: Consumer Products and Services, Online Brand Protection and Bail Bonds Industry Solutions. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical. In addition, until the sale of Screening International on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by Screening International.
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
     Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that, after termination of the contract, we may continue to provide our services to existing subscribers, for periods ranging from two years to no specific termination period, under the economic arrangements that existed at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements; the clients may require us to cease providing services under existing subscriptions. Clients under some contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us.
     The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Subscribers at beginning of period	4,150	4,301
New subscribers — indirect	232	229
New subscribers — direct (1)	313	472
Cancelled subscribers within first 90 days of subscription	(177)	(240)
Cancelled subscribers after first 90 days of subscription	(370)	(524)

Subscribers at end of period	4,148	4,238

Total revenue	$90,445	$91,489
Revenue from transactional sales and lost/stolen credit card registry	(1,168)	(845)

Subscription revenue	$89,277	$90,644

Marketing and commissions	$37,548	$47,898
Commissions paid on transactional sales and lost/stolen credit card registry	(23)	(13)

Marketing and commissions associated with subscription revenue	$37,525	$47,885

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2011 and December 31, 2010 totaled $1.1 million and $1.2 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
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

Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2011, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit and there is no goodwill remaining in our other reporting units.
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
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Expected dividend yield	6.1%	0%
Expected volatility	74.6%	67.8%
Weighted-average risk free interest rate	2.5%	2.8%
Weighted-average expected life of options	6.2 years	6.2 years
     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. Prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September 2010, we paid quarterly cash dividends of $0.15 per share on our common stock. We had a grant in the three months ended March 31, 2011 and we applied a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.

     Expected Volatility. In 2010, we revised our estimation method for calculating expected volatility. For the three months ended March 31, 2011, the expected volatility of the options granted was estimated based upon our historical share price volatility. For the three months ended March 31, 2010, the expected volatility of the options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. We will continue to review our estimate in the future.
     Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
     Expected Term. The expected term of options granted during the three months ended March 31, 2011 and 2010 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the three months ended March 31, 2011 and 2010, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years.
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
Accounting Standards Updates
     Accounting Standards Updates Recently Adopted
     In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted the provisions of this update as of January 1, 2011 and have included the additional disclosure requirements and there was no material impact to our condensed consolidated financial statements.
     In April 2010, an update was made to “Compensation — Stock Compensation”. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our condensed consolidated financial statements.

     In December 2010, an update was made to “Intangibles — Goodwill and Other”. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our condensed consolidated financial statements.
     In December 2010, an update was made to “Business Combinations”. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2011 and there was no impact to our condensed consolidated financial statements.
     Accounting Standards Updates Not Yet Effective
     In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructurings will be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
Trends Related to the Current Economic Environment
     In 2011, we do not anticipate improvements in the U.S. economy to contribute measurably to our growth. Growth in consumer lending has lagged the general economic recovery. The lingering weakness in consumer lending could affect our financial performance in 2011 in two primary ways. First, lower new card issuances at our financial institution clients could translate into lower subscriber additions in our Consumer Products and Services segment. Second, charge or credit card delinquencies and card cancellations may be higher for certain of our services. Also, the lingering economic weakness has made acquiring and maintaining business more difficult, which we expect to persist in 2011.
Results of Continuing Operations
     We have three reportable segments with continuing operations: Consumer Products and Services, Online Brand Protection and Bail Bonds Industry Solutions. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010 (in thousands):
     The condensed consolidated results of operations are as follows:

	Consumer
	Products		Bail Bonds
	and	Online Brand	Industry
	Services	Protection	Solutions	Consolidated
Three Months Ended March 31, 2011
Revenue	$89,730	$542	$173	$90,445
Operating expenses:
Marketing	9,773	—	—	9,773
Commissions	27,775	—	—	27,775
Cost of revenue	25,250	144	14	25,408
General and administrative	15,245	797	495	16,537
Depreciation	1,907	5	11	1,923
Amortization	993	7	—	1,000

Total operating expenses	80,943	953	520	82,416

Income (loss) from operations	$8,787	$(411)	$(347)	$8,029

Three Months Ended March 31, 2010
Revenue	$90,918	$463	$108	$91,489
Operating expenses:
Marketing	17,103	—	—	17,103
Commissions	30,795	—	—	30,795
Cost of revenue	22,986	162	23	23,171
General and administrative	14,239	598	480	15,317
Depreciation	2,091	5	—	2,096
Amortization	2,292	7	—	2,299

Total operating expenses	89,506	772	503	90,781

Income (loss) from operations	$1,412	$(309)	$(395)	$708

Consumer Products and Services Segment
OVERVIEW
     Our income from operations for our Consumer Products and Services segment increased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in income from operations is primarily due to decreased marketing expenses in our direct subscription and direct to consumer business, along with decreased commissions expenses. This was partially offset by increased effective rates for data required to support ongoing subscribers. Our subscription revenue (see Other Data) decreased to $89.3 million from $90.6 million in the comparable period.

	Three Months Ended March 31,
	2011	2010	Difference	%
Revenue	$89,730	$90,918	$(1,188)	(1.3)%
Operating expenses:
Marketing	9,773	17,103	(7,330)	(42.9)%
Commissions	27,775	30,795	(3,020)	(9.8)%
Cost of revenue	25,250	22,986	2,264	9.9%
General and administrative	15,245	14,239	1,006	7.1%
Depreciation	1,907	2,091	(184)	(8.8)%
Amortization	993	2,292	(1,299)	(56.7)%

Total operating expenses	80,943	89,506	(8,563)	(9.6)%

Income from operations	$8,787	$1,412	$7,375	522.3%

     Revenue. The decrease in revenue is primarily due to a reduction in subscribers in one of our direct marketing arrangements. This was partially offset by increased revenue from our direct to consumer business and growth in our indirect marketing arrangements. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has increased to 89.3% for the three months ended March 31, 2011 from 88.6% in the three months ended March 31, 2010.
     Total subscriber additions for the three months ended March 31, 2011 were 545 thousand compared to 701 thousand in the three months ended March 31, 2010.

     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	March 31,
	2011	2010
Percentage of subscribers from direct marketing arrangements to total subscribers	57.8%	61.2%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	57.4%	67.3%
Percentage of revenue from direct marketing arrangements to total subscription revenue	89.3%	88.6%
     Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients and a decrease in marketing for our direct to consumer business. Amortization of deferred subscription solicitation costs related to marketing for the three months ended March 31, 2011 and 2010 were $9.0 million and $12.3 million, respectively. Marketing costs expensed as incurred for the three months ended March 31, 2011 and 2010 were $775 thousand and $4.8 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.
     As a percentage of revenue, marketing expenses decreased to 10.9% for the three months ended March 31, 2011 from 18.8% for the three months ended March 31, 2010.
     Commissions Expenses. Commission expenses consist of commissions paid to our clients. The decrease in commissions expense is primarily due to a reduction in sales and subscribers from our direct marketing arrangements, partially offset by an increase in the effective commission rate.
     As a percentage of revenue, commission expenses decreased to 31.0% for the three months ended March 31, 2011 from 33.9% for the three months ended March 31, 2010.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The increase in cost of revenue is primarily the result of an increase in the effective rates for data, partially offset by reduced data fulfillment and service costs. We expect increased data rates to continue in 2011 and possibly, thereafter.
     As a percentage of revenue, cost of revenue increased to 28.1% for the three months ended March 31, 2011 compared to 25.3% for the three months ended March 31, 2010, as a result of an increase in the ratio of revenue from direct marketing arrangements and data cost rates.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to increased payroll costs and professional fees.
     Total share based compensation expense for the three months ended March 31, 2011 and 2010 was $1.7 million and $1.4 million, respectively. In addition, we incurred compensation expense of $384 thousand for payments to RSU holders equivalent to the dividends that would have been received on these shares had they been fully vested.
     As a percentage of revenue, general and administrative expenses increased to 17.0% for the three months ended March 31, 2011 from 15.7% for the three months ended March 31, 2010.
     Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
     As a percentage of revenue, depreciation expenses decreased slightly to 2.1% for the three months ended March 31, 2011 and 2.3% for the three months ended March 31, 2010.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of customer-related intangible assets, which are amortized on an accelerated basis, from the comparable period.
     As a percentage of revenue, amortization expenses decreased to 1.1% for the three months ended March 31, 2011 from 2.5% for the three months ended March 31, 2010.
Online Brand Protection Segment
     Our loss from operations in our Online Brand Protection segment increased for the three months ended March 31, 2011 as compared to the three months year ended March 31, 2010 primarily due to increased general and administrative expenses associated with our ongoing litigation and regulatory compliance issues.

	Three Months Ended March 31,
	2011	2010	Difference	%
Revenue	$542	$463	$79	17.1%
Operating expenses:
Cost of revenue	144	162	(18)	(11.1)%
General and administrative	797	598	199	33.3%
Depreciation	5	5	—	—
Amortization	7	7	—	—

Total operating expenses	953	772	181	23.4%

Loss from operations	$(411)	$(309)	$(102)	(33.0)%

     Revenue. The increase in revenue is primarily due to increased sales with existing clients.
     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. The decrease in cost of revenue is primarily due to reductions in direct labor costs.
     As a percentage of revenue, cost of revenue decreased to 26.6% for the three months ended March 31, 2011 compared to 35.0% for the three months ended March 31, 2010.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and program and account functions. The increase in general and administrative expenses is due to legal fees associated with our ongoing litigation and regulatory compliance issues.
     As a percentage of revenue, general and administrative expenses increased to 147.0% for the three months ended March 31, 2011 from 129.2% for the three months ended March 31, 2010.
Bail Bonds Industry Solutions Segment
     Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease in loss from operations for the three months ended March 31, 2011 is primarily driven by growth in revenue.

	Three Months Ended March 31,
	2011	2010	Difference	%
Revenue	$173	$108	$65	60.2%
Operating expenses:
Cost of revenue	14	23	(9)	(39.1)%
General and administrative	495	480	15	3.1%
Depreciation	11	—	11	100.0%

Total operating expenses	520	503	17	3.4%

Loss from operations	$(347)	$(395)	$48	12.2%

     Revenue. The increase in revenue is the result of revenue from adding new clients.
     Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. The decrease in cost of revenue is primarily due to a reduction in monitoring costs.
     As a percentage of revenue, cost of revenue decreased to 8.1% for the three months ended March 31, 2011 compared to 21.3% for the three months ended March 31, 2010.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and program and account functions. The increase in general and administrative expenses is due to an increase in professional fees.

Interest Expense
     Interest expense decreased 82.5% to $106 thousand for the three months ended March 31, 2011 from $605 thousand for the three months ended March 31, 2010. The decrease is primarily attributable to a decrease in interest expense on our outstanding debt and reductions in our uncertain tax positions, of which interest expense is recorded, in the comparable period.
Income Taxes
     Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2011 and 2010 was 41.8% and 400.0%, respectively. The change from the comparable period is primarily due to a reduction in a discrete item from an uncertain tax position in a foreign jurisdiction. The reduction, along with the ratio of a significant increase in income from continuing operations before tax, decreased the effective tax rate and resulted in a more normalized rate for the three months ended March 31, 2011.
     In addition, the liability for uncertain tax positions increased by approximately $63 thousand from December 31, 2010. The short-term portion of the liability is recorded in accrued expenses and other current liabilities and the long-term portion is recorded in other long-term liabilities in the condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in the condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in the condensed consolidated financial statements. In the three months ended March 31, 2011 and 2010, we recorded penalties of $22 thousand and $219 thousand and interest of $9 thousand and $183 thousand, respectively. The penalties and interest increased the effective tax rate in the three months ended March 31, 2011.
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
     The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue	$—	$5,100

Loss before income taxes from discontinued operations	$—	$(832)
Income tax benefit (expense)	—	22

Loss from discontinued operations	—	(810)
Gain on disposal from discontinued operations	—	—
Net loss attributable to noncontrolling interest in discontinued operations	—	—

(Loss) income from discontinued operations	$—	$(810)

Liquidity and Capital Resources
     Cash Flow
     Cash and cash equivalents were $24.8 million as of March 31, 2010 compared to $14.5 million as of December 31, 2010. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
     As of December 31, 2010 we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which were classified as short-term investments in our consolidated financial statements. We redeemed all of our U.S. treasury securities in the three months ended March 31, 2011.

     Our accounts receivable balance as of March 31, 2011 was $19.5 million compared to $19.2 million as of December 31, 2010. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results
     Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $14.5 million as of March 31, 2011 compared to $30.5 million as of December 31, 2010. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Three Months Ended March 31,
	2011	2010	Difference
	(In thousands)
Cash flows provided by operating activities	$12,664	$8,860	$3,804
Cash flows provided by (used in) investing activities	554	(2,537)	3,091
Cash flows used in financing activities	(2,877)	(3,279)	402
Effect of exchange rate changes on cash and cash equivalents	—	(10)	10

Net increase in cash and cash equivalents	10,341	3,034	7,307
Cash and cash equivalents, beginning of year	14,453	12,394	2,059

Cash and cash equivalents, end of year	$24,794	$15,428	$9,366

     The increase in cash flows provided by operations was primarily the result of an increase in earnings and a decrease in cash paid for marketing and prepaid commissions, partially offset by a decrease in other assets related to a receipt of a receivable from an ongoing joint marketing arrangement and an increase in income tax payments. In the three months ended March 31, 2011, cash flows used in operations for deferred subscription solicitation costs was $11.4 million as compared to $16.2 million in the three months ended March 31, 2010. If we consent to the specific requests from clients to incur higher solicitation costs and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.
     The increase in cash flows provided by investing activities for the three months ended March 31, 2011 was primarily attributable to cash proceeds received from the redemption of our short-term investment, partially offset by purchases of property and equipment.
     The decrease in cash flows used in financing activities for three months ended March 31, 2011 was primarily due to a reduction in long-term debt repayments and cash distribution on vesting of restricted stock units partially offset by cash dividends paid on common shares. We borrowed $20.0 million from our Credit Agreement to repurchase approximately 1.7 million common shares at an aggregate cost to us of $19.6 million during the three months ended March 31, 2011.
     The following summarizes our dividend activity for the three months ended March 31, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
     On April 21, 2011, we announced a cash dividend of $0.15 per share on our common stock, payable on June 10, 2011, to stockholders of record as of May 31, 2011.

     Credit Facility and Borrowing Capacity
     We have a Credit Agreement with Bank of America, N.A., which has a maturity date of December 31, 2011. Our Credit Agreement currently consists of a revolving credit facility in the amount of $25.0 million, and is secured by substantially all of our assets and a pledge by us of stock and membership interests it holds in certain of its subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.
     In July 2010, following the sale of Screening International, we prepaid the outstanding principal balance of the term loan portion of the Credit Agreement, and the term loan may not be re-drawn. We amended the Credit Agreement in the three months ended March 31,2011 in connection with the share repurchase to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of March 31, 2011, the outstanding balance of the revolving credit facility was $20.0 million, which is included as a current liability in our condensed consolidated balance sheet, and we have approximately $24.8 million in cash and equivalents on our condensed consolidated balance sheet in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.
     The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the Credit Agreement) other than on fair and reasonable terms; share repurchases; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which includes our consolidated leverage ratios, consolidated fixed charge coverage ratios, minimum available liquidity requirements as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.
     We intend to replace the credit facility prior to its expiration in December 2011. Although we believe we can do so on terms at least as favorable as the current facility; however, such terms will be subject to market conditions which may change significantly.
     Share Repurchase
     On April 25, 2005, our Board of Directors authorized a share repurchase program under which we can repurchase up to $20.0 million of our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. On August 12, 2010, our Board of Directors further increased the authorized amount under our existing share repurchase program to a total of $30.0 million of our common shares.
     During the three months ended March 31, 2011 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million. Following the repurchase, our Board of Directors further increased the authorized amount under our existing share repurchase program to $20.0 million, of which approximately $10.4 million is available for purchase on March 31, 2011 under the terms of our Credit Agreement. Therefore, as of March 31, 2011, we have $20.4 million remaining in our repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. We did not repurchase any common stock in the three months ended March 31, 2010.
     Contractual Obligations
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
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay so that we may seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. On January 26, 2011, the Bankruptcy Court lifted the automatic stay, and the U.S. District Court for the Eastern District of Virginia has scheduled a trial to commence on May 2, 2011. Prior to the trial date, the parties, along with various related non-parties, entered into a settlement agreement resolving all claims in this matter. Completion of the settlement depends on satisfaction of certain conditions, including our acceptance of the transfer to us by Mr. Loomis or certain related non-parties of certain real property and real property interests. The settlement has been approved by the Bankruptcy Court, and the U.S. District Court has stayed the trial pending completion of the settlement. We are conducting due diligence regarding the real property and real property interests. We do not know at this time whether all conditions to completion of the settlement will be satisfied.
     On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America of America, NA, Banc of America Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit, and the briefing by the parties is ongoing.
     On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. Defendants filed answers to the complaint on May 24, 2010. On April 19, 2011, an amended complaint was filed. In the amended complaint, the original named plaintiff was withdrawn from the case, and three new plaintiffs were added. Our response to the amended complaint is due on or about May 19, 2011. We currently are investigating the new claims. We believe that it is too early to make a determination of the likelihood of success in defeating the claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.
The following table contains information for shares repurchased during the three months ended March 31, 2011:

Approximate
Dollar Value
of Shares
			Total Number of	that May Yet
	Total Number		Shares Purchased	Be
	of Shares	Average	as Part of Publicly	Purchased
	Purchased (1)	Price Paid	Announced Plan	Under the
	(2)	per Share	(2)	Plan
January 1, 2011 to January 31, 2011	—	—	—	—
February 1, 2011 to February 28, 2011	—	—	—	—
March 1, 2011 to March 31, 2011	1,742,463	$11.25	1,742,463	$20,000,000

(1)	Average price per share excludes commissions.

(2)	The repurchases were made pursuant to the program announced on August 12, 2010 under which our Board of Directors had authorized the repurchase of up to $30.0 million of our common stock. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. Following the repurchase, we had approximately $445 thousand authorized for future purchases. On March 31, 2011 following the repurchase, our Board of Directors further increased the authorization for future purchases to $20.0 million.
Item 6. Exhibits

10.1† *	Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2011, between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K filed on January 24, 2011).

10.2*	Amendment No. 5 dated as of March 30, 2011 to Credit Agreement dated as of July 3, 2006 by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K filed on April 4, 2011).

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.
	By:	/s/ John G. Scanlon
John G. Scanlon
Date: May 10, 2011		Chief Financial Officer