Form 10-Q
period 2011-06-30
INTERSECTIONS INC
filed 2011-08-09
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     As of August 2, 2011 there were 19,839,253 shares of common stock, $0.01 par value, issued and 16,980,374 shares outstanding, with 2,858,879 shares of treasury stock.

Form 10-Q
June 30, 2011

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	3
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4. Controls and Procedures	43
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 6. Exhibits	44
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$94,085	$92,126	$184,530	$183,615
Operating expenses:
Marketing	9,278	12,684	19,051	29,787
Commissions	27,468	29,809	55,243	60,604
Cost of revenue	27,829	21,910	53,237	45,080
General and administrative	17,287	15,244	33,824	30,562
Depreciation	2,167	1,960	4,090	4,056
Amortization	1,017	1,877	2,017	4,176

Total operating expenses	85,046	83,484	167,462	174,265

Income from operations	9,039	8,642	17,068	9,350
Interest income	—	6	6	10
Interest expense	(210)	(526)	(316)	(1,131)
Other income (expense), net	174	(30)	127	(51)

Income from continuing operations before income taxes	9,003	8,092	16,885	8,178
Income tax expense	(3,818)	(3,286)	(7,116)	(3,629)

Income from continuing operations	5,185	4,806	9,769	4,549
Income (loss) from discontinued operations, net of tax	—	370	—	(441)

Income (loss) from discontinued operations	—	370	—	(441)

Net income attributable to Intersections, Inc.	$5,185	$5,176	$9,769	$4,108

Basic earnings per common share:
Income from continuing operations	$0.31	$0.27	$0.57	$0.26
Income (loss) from discontinued operations	—	0.02	—	(0.03)

Basic earnings per common share	$0.31	$0.29	$0.57	$0.23

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.27	$0.51	$0.25
Income (loss) from discontinued operations	—	0.02	—	(0.02)

Diluted earnings per common share	$0.28	$0.29	$0.51	$0.23

Cash dividends paid per common share	$0.15	$—	$0.30	$—
Weighted average shares outstanding:
Basic	16,527	17,683	17,229	17,652
Diluted	18,657	18,128	19,041	18,004
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,615	$14,453
Short-term investments	—	4,994
Accounts receivable, net of allowance for doubtful accounts of $28 (2011) and $41 (2010)	23,318	19,195
Prepaid expenses and other current assets	7,784	7,010
Prepaid income tax	3,695	—
Deferred subscription solicitation costs	21,855	24,756

Total current assets	76,267	70,408

PROPERTY AND EQUIPMENT, net	23,399	21,569
DEFERRED TAX ASSET, net	630	2,298
LONG-TERM INVESTMENT	4,327	4,327
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	12,880	14,897
OTHER ASSETS	5,214	5,893

TOTAL ASSETS	$165,952	$162,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,365	$5,097
Accrued expenses and other current liabilities	13,746	14,718
Accrued payroll and employee benefits	2,305	2,342
Current portion of debt	20,000	—
Capital leases, current portion	1,677	1,645
Commissions payable	725	787
Income tax payable	—	1,782
Deferred revenue	4,561	4,856
Deferred tax liability, net, current portion	8,662	8,662

Total current liabilities	55,041	39,889

OBLIGATIONS UNDER CAPITAL LEASE, less current portion	2,852	3,399
OTHER LONG-TERM LIABILITIES	3,310	2,783

TOTAL LIABILITIES	61,203	46,071

COMMITMENTS AND CONTINGENCIES (see notes 10 and 12)
STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value, shares authorized 50,000; shares issued 19,540 (2011) and 18,912 (2010); shares outstanding 16,681 (2011) and 17,795 (2010)	195	189
Additional paid-in capital	112,465	109,250
Treasury stock, shares at cost; 2,859 (2011) and 1,117 (2010)	(29,551)	(9,948)
Retained earnings	21,640	17,060
Accumulated other comprehensive income	—	5

TOTAL STOCKHOLDERS’ EQUITY	104,749	116,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,952	$162,627

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2010 and the Six Months Ended June 30, 2011
(in thousands)
(unaudited)

	Common		Additional	Treasury Stock			Other	Total
	Stock		Paid-in			Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
				(In thousands)
BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	250	2	(976)	—	—	—	—	(974)
Share based compensation	—	—	5,808	—	—	—	—	5,808
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(380)	—	—	—	—	(380)
Other	—	—	(12)	—	—	—	—	(12)
Cash dividends paid on common shares	—	—	—	—	—	(5,332)	—	(5,332)
Purchase of treasury stock	—	—	—	50	(432)	—	—	(432)
Net income	—	—	—	—	—	20,365	—	20,365
Foreign currency translation adjustments	—	—	—	—	—	—	250	250
Cash flow hedge	—	—	—	—	—	—	856	856

Comprehensive Income	—	—	—	—	—	—	—	20,149

BALANCE, DECEMBER 31, 2010	18,912	$189	$109,250	1,117	$(9,948)	$17,060	$5	$116,556

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	628	6	(2,460)	—	—	—	—	(2,454)
Share based compensation	—	—	3,495	—	—	—	—	3,495
Tax benefit of stock options exercised and vesting of restricted stock units	—	—	2,180	—	—	—	—	2,180
Cash dividends paid on common shares	—	—	—	—	—	(5,189)	—	(5,189)
Purchase of treasury stock	—	—	—	1,742	(19,603)	—	—	(19,603)
Net income	—	—	—	—	—	9,769	—	9,769
Foreign currency translation adjustments	—	—	—	—	—	—	(5)	(5)

Comprehensive Loss	—	—	—	—	—	—	—	(11,807)

BALANCE, June 30, 2011	19,540	$195	$112,465	2,859	$(29,551)	$21,640	$—	$104,749

See Notes to Condensed Consolidated Financial Statements.

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2011	2010
Net income	$9,769	$4,108
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	4,090	4,472
Amortization	2,017	4,176
Amortization of debt issuance cost	—	34
Provision for doubtful accounts	(13)	(164)
Share based compensation	3,495	2,785
Amortization of deferred subscription solicitation costs	24,443	31,996
Foreign currency transaction (gains) losses, net	(46)	506
Changes in assets and liabilities:
Accounts receivable	(4,323)	507
Prepaid expenses and other current assets	(774)	(501)
Income tax, net	(5,477)	743
Tax benefit upon vesting of restricted stock units and stock options exercised	(2,180)	(208)
Deferred subscription solicitation costs	(20,489)	(26,027)
Other assets	(120)	5,203
Accounts payable	(1,537)	(3,386)
Accrued expenses and other current liabilities	(1,100)	1,227
Accrued payroll and employee benefits	(37)	1,352
Commissions payable	(62)	(1,104)
Deferred revenue	(296)	(182)
Deferred income tax, net	3,848	(2,773)
Other long-term liabilities	326	3,498

Cash flows provided by operating activities	11,534	26,262

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of short-term investment	4,994	—
Purchase of additional interest in long-term investment	—	(1,000)
Acquisition of property and equipment	(6,188)	(3,251)
Proceeds from reimbursements for property and equipment	720	—

Cash flows used in investing activities	(474)	(4,251)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments under Credit Agreement	—	(3,500)
Borrowings under Credit Agreement	20,000	—
Cash dividends paid on common shares	(5,189)	—
Cash distribution on vesting of restricted stock units	—	(970)
Capital lease payments	(832)	(478)
Purchase of treasury stock	(19,603)	—
Tax benefit upon vesting of restricted stock units and stock options exercised	2,180	(208)
Withholding tax payment on vesting of restricted stock units and stock options exercised	(3,093)	(284)
Cash proceeds from stock options exercised	639	—

Cash flows used in financing activities	(5,898)	(5,440)

EFFECT OF EXCHANGE RATE ON CASH	—	(3)

INCREASE IN CASH AND CASH EQUIVALENTS	5,162	16,568
CASH AND CASH EQUIVALENTS — Beginning of period	14,453	12,394

CASH AND CASH EQUIVALENTS — End of period	$19,615	$28,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, INCLUDING DISCONTINUED OPERATIONS:
Cash paid for interest	$259	$613

Cash paid for taxes	$9,475	$3,183

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$318	$170

Equipment additions accrued but not paid	$577	$488

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
     Through a subsidiary, Screening International Holdings, LLC (“SIH”), we provided personnel and vendor background screening services to businesses worldwide. As further described in Note 16, on July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling Infosystems, Inc. (“Sterling”), pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of Screening International, LLC (“SI”) for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary, and our background screening services ceased upon the sale of SI.
     We have three reportable operating segments with continuing operations through the period ended June 30, 2011. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”) and our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira Analytical”). In addition, until the sale of SI on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by SI.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. The results of SI, a former subsidiary which we sold on July 19, 2010, are presented as discontinued operations for all prior periods in our condensed consolidated statements of operations. We have not recast our condensed consolidated balance sheet or statements of cash flows for the sale of SI. See Note 16 for additional information. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. All significant intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
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
Identity Theft and Credit Management Services
     We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we generally maintain signed contracts with all of our large financial institution customers and paper or electronic confirmations with individual purchases, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 to 45 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.
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
Accidental Death Insurance and Other Membership Products
     We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain paper or electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2011 and December 31, 2010 were $976 thousand and $1.2 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
Other Monthly Subscription Products
     We generate revenue from other types of subscription based products and transactional sales provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers, on a monthly or transactional basis and from providing management service solutions, offered by Captira Analytical, on a monthly subscription or transactional basis.
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2011, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit and there is no goodwill remaining in our other reporting units.
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
     The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.
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
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2011	2010
Expected dividend yield	4.5%	0%
Expected volatility	73.8%	67.8%
Risk-free interest rate	2.5%	2.8%
Expected life of options	6.2 years	6.2 years
     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. Prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September 2010, we paid quarterly cash dividends of $0.15 per share on our common stock. We had grants in the three and six months ended June 30, 2011 and applied a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.
     Expected Volatility. In 2010, we revised our estimation method for calculating expected volatility. For the three and six months ended June 30, 2011, the expected volatility of options granted was estimated based upon our historical share price volatility. For the three and six months ended June 30, 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. We will continue to review our estimate in the future.
     Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
     Expected Term. The expected term of options granted during the three and six months ended June 30, 2011 and 2010 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the three and six months ended June 30, 2011 and 2010, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. We will continue to review our estimate in the future.
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
3. Accounting Standards Updates
Accounting Standards Updates Recently Adopted
     In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted the provisions of this update related to Level 3 fair value measurements as of January 1, 2011 and have included the additional disclosure requirements and there was no material impact to our condensed consolidated financial statements.
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
Accounting Standards Updates Not Yet Effective
     In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructurings for public entities will be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after September 15, 2011. We will adopt the provisions of this update as of September 30, 2011 and do not anticipate a material impact to our condensed consolidated financial statements.

     In May 2011, an update was made to “Fair Value Measurement”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
     In June 2011, an update was made to “Comprehensive Income”. In this update an entity has the options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our condensed consolidated financial statements.
4. Earnings Per Common Share
     Basic and diluted earnings (loss) per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans and our restricted stock units.
     For the three and six months ended June 30, 2011, options to purchase 312 thousand and 632 thousand shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. For the three and six months ended June 30, 2010, options to purchase 4.7 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.
     A reconciliation of the components of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Income from continuing operations	$5,185	$4,806	$9,769	$4,549
Income (loss) from discontinued operations	—	370	—	(441)

Net income available to common shareholders — basic and diluted	$5,185	$5,176	$9,769	$4,108

Weighted average common shares outstanding — basic	16,527	17,683	17,229	17,652
Dilutive effect of common stock equivalents	2,130	445	1,812	352

Weighted average common shares outstanding — diluted	18,657	18,128	19,041	18,004

Basic earnings per common share:
Income from continuing operations	$0.31	$0.27	$0.57	$0.26
Income (loss) from discontinued operations	$—	$0.02	$—	$(0.03)

Basic earnings per common share	$0.31	$0.29	$0.57	$0.23

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.27	$0.51	$0.25
Income (loss) from discontinued operations	$—	$0.02	$—	$(0.02)

Diluted earnings per common share	$0.28	$0.29	$0.51	$0.23

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
     We did not hold instruments that are measured at fair value on a recurring basis as of June 30, 2011. The fair value of our instruments measured on a recurring basis at December 31, 2010 was as follows (in thousands):

Fair Value Measurements at Reporting Date using:
Quoted Prices
		in Active	Significant
		Markets for	other	Significant
		Identical Assets	Observable	Unobservable
	December 31, 2010	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
US Treasury bills	$4,994	$4,994	$—	$—
     For certain financial instruments, such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, leases payable and trade accounts payable, we consider the recorded value to approximate fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three or six months ended June 30, 2011 or in the year ended December 31, 2010.
     At June 30, 2011, we had a total of $20.0 million outstanding under our revolving credit facility, which is a variable rate loan and therefore fair value approximates book value.
6. Deferred Subscription Solicitation and Commission Costs
     Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 was $24.9 million and $28.8 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $3.0 million and $4.0 million as of June 30, 2011 and December 31, 2010, respectively. The current portion of the prepaid commissions are included in the deferred subscription solicitation costs, which was $6.8 million and $8.5 million as of June 30, 2011 and December 31, 2010, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended June 30, 2011 and 2010 were $11.8 million and $14.0 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2011 and 2010 were $24.4 million and $32.0 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended June 30, 2011 and 2010, were $1.0 million and $1.3 million respectively. Marketing costs expensed as incurred related to marketing for the six months ended June 30, 2011 and 2010 were $1.8 million and $6.1 million, respectively.
7. Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2011
					Net Carrying
	Gross	Accumulated	Net Carrying		Amount at
	Carrying	Impairment	Amount at		June 30,
	Amount	Losses	January 1, 2011	Impairment	2011
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total Goodwill	$55,867	$(12,632)	$43,235	$—	$43,235

	December 31, 2010
						Net Carrying
	Gross	Accumulated	Net Carrying		Discontinued	Amount at
	Carrying	Impairment	Amount at		Operations	December 31,
	Amount	Losses	January 1, 2010	Impairment	(See Note 16)	2010
Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	(3,704)	—
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total Goodwill	$79,450	$(32,511)	$46,939	$—	$(3,704)	$43,235

     During the three and six months ended June 30, 2011, we did not identify any triggering events related to our goodwill and therefore, were not required to test our goodwill for impairment. As further described in Note 16, in the year ended December 31, 2010, we reduced goodwill by $3.7 million due to the sale of SI.
     Our intangible assets consisted of the following (in thousands):

	June 30, 2011
	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
Amortizable intangible assets:
Customer related	$38,846	$(25,966)	$—	$12,880
Marketing related	3,192	(3,192)	—	—
Technology related	2,796	(2,796)	—	—

Total amortizable intangible assets	$44,834	$(31,954)	$—	$12,880

	December 31, 2010
	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
Amortizable intangible assets:
Customer related	$38,846	$(24,172)	$—	$14,674
Marketing related	3,192	(3,119)	—	73
Technology related	2,796	(2,646)	—	150

Total amortizable intangible assets	$44,834	$(29,937)	$—	$14,897

     Intangible assets are amortized on a straight-line or accelerated basis over a period of three to ten years. For the three months ended June 30, 2011 and 2010, we incurred aggregate amortization expense of $1.0 million and $1.9 million, respectively, which was included in amortization expense in the condensed consolidated statements of operations. For the six months ended June 30, 2011 and 2010, we incurred aggregate amortization expense of $2.0 million and $4.2 million, respectively, which was included in amortization expense in the condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2011	$1,811
For the years ending December 31:
2012	3,541
2013	3,483
2014	3,437
2015	427
Thereafter	181

$12,880

8. Other Assets
     The components of our other assets are as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Prepaid royalty payments	$725	$75
Prepaid contracts	22	92
Prepaid commissions	2,976	4,029
Other	1,491	1,697

	$5,214	$5,893

9. Accrued Expenses and Other Current Liabilities
     The components of our accrued expenses and other liabilities are as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Accrued marketing	$2,126	$2,637
Accrued cost of sales, including credit bureau costs	6,086	6,239
Accrued general and administrative expense and professional fees	3,170	3,269
Insurance premiums	976	1,190
Other	1,388	1,383

	$13,746	$14,718

10. Commitments and Contingencies
Leases
     We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
For the remaining six months ending December 31, 2011	$1,047	$967
For the years ending December 31:
2012	2,385	1,575
2013	2,825	942
2014	2,455	859
2015	2,466	621
2016	2,403	28
Thereafter	6,419	—

Total minimum lease payments	$20,000	4,992

Less: amount representing interest		(463)

Present value of minimum lease payments		4,529
Less: current obligation		(1,677)

Long term obligations under capital lease		$2,852

     During the six months ended June 30, 2011 we entered into additional capital lease agreements for approximately $318 thousand. We recorded the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheet.
     We have financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of June 30, 2011 are $256 thousand, of which $212 thousand is included in accrued expenses and other current liabilities and $44 thousand is included in other long-term liabilities, respectively, in our condensed consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows (in thousands):

For the remaining six months ending December 31, 2011	$112
For the years ending December 31:
2012	136
2013	8

Obligations under arrangement	$256

     Rental expenses included in general and administrative expenses were $795 thousand and $1.5 million for the three and six months ended June 30, 2011, respectively. Rental expenses included in general and administrative expenses were $671 thousand and $1.4 million for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2010, the rental expenses included in loss from discontinued operations in our condensed consolidated statements of operations was $185 thousand and $378 thousand, respectively. This amount is related to SI, which was sold on July 19, 2010.
Legal Proceedings
     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay to permit us to seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. On January 26, 2011, the Bankruptcy Court lifted the automatic stay, and the U.S. District Court for the Eastern District of Virginia scheduled a trial to commence on May 2, 2011. Prior to the trial date, the parties, along with various related non-parties, entered into a settlement agreement resolving all claims in this matter. Completion of the settlement depends on satisfaction of certain conditions, including our acceptance of the transfer to us by Mr. Loomis or certain related non-parties of certain real property and real property interests. The settlement has been approved by the Bankruptcy Court, and the U.S. District Court has stayed the trial pending completion of the settlement. We are conducting due diligence regarding the real property and real property interests, and negotiating with the other parties to resolve other conditions to closing. We do not know at this time whether all conditions to completion of the settlement will be satisfied, or whether all issues will be resolved.
     On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America, NA, Banc of America Insurance Services, Inc., BA Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff has appealed the District Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. The parties have filed their briefs with the Court of Appeals and a decision is pending.
     On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. Defendants filed answers to the complaint on May 24, 2010. On April 19, 2011, an amended complaint was filed. In the amended complaint, the original named plaintiff was withdrawn from the case, and three new plaintiffs were added. On June 10, 2011, Intersections filed a motion to stay the litigation pursuant to arbitration agreements with each of the Plaintiffs. Plaintiffs have opposed our motion. A hearing on the Motion will be held on September 30, 2011, with a ruling to be issued sometime thereafter.
     On July 19, 2011, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc. and Bank of America Corporation in Los Angeles Superior Court alleging various claims based on the sale of an accidental death and disability program. We currently are investigating the new claims. We believe that it is too early to make a determination of the likelihood of success in defeating the claims.
Contractual Obligations
     We entered into an agreement with White Sky to receive exclusivity on the sale of its ID Vault products. We amended the agreement in the year ended December 31, 2010. The agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers. Under the amended agreement, we are required to make royalty payments to White Sky in exchange for certain exclusivity on the sale of its ID Vault products. In the three months ended June 30, 2011, we further amended the agreement to make an advance payment of $1.3 million to satisfy the remaining required royalties for the year ended December 31, 2012. We also may make minimum payments in 2011 as a condition of maintaining exclusivity, and if we do not make those payments the exclusivity will lapse. The short term portion of the payment is recorded in prepaid expenses and other current assets and the long term portion of the payment is recorded in other assets in our condensed consolidated balance sheet.
11. Other Long-Term Liabilities
     The components of our other long-term liabilities are as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Deferred rent	$3,038	$2,415
Uncertain tax positions, interest and penalties not recognized	228	224
Accrued general and administrative expenses	44	144

	$3,310	$2,783

12. Debt and Other Financing
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
     In July 2010, following the sale of Screening International, we prepaid the outstanding principal balance of the term loan portion of the Credit Agreement, and the term loan may not be re-drawn. We amended the Credit Agreement in the three months ended March 31, 2011, in connection with the share repurchase (see Note 14) to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of June 30, 2011, the outstanding balance of the revolving credit facility was $20.0 million, which is included as a current liability in our condensed consolidated balance sheet, and we have approximately $19.6 million in cash and equivalents on hand in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.
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

13. Income Taxes
     Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2011 and 2010 was 42.4% and 40.6%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2011 and 2010 was 42.1% and 44.4%, respectively. The change from the comparable period is primarily due to increases in book expenses which are not deductible for income tax purposes, partially offset by a reduction in a discrete item from an uncertain tax position in a foreign jurisdiction.
     In addition, the total liability for uncertain tax positions increased by approximately $65 thousand from December 31, 2010. The short-term portion of the liability is recorded in accrued expenses and other current liabilities and the long-term portion is recorded in other long-term liabilities in the condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We recorded no penalties in the three months ended June 30, 2011 and 2010. In the six months ended June 30, 2011 and 2010, we recorded penalties of $22 thousand and $219 thousand, respectively.
     We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended June 30, 2011 and 2010, we recorded interest of $2 thousand and $24 thousand, respectively. In the six months ended June 30, 2011 and 2010, we recorded interest of $11 thousand and $210 thousand, respectively.
14. Stockholders’ Equity
Share Repurchase
     In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.
     During the three months ended June 30, 2011, we did not repurchase any common stock. During the six months ended June 30, 2011 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million. We did not repurchase any common stock in the three and six months ended June 30, 2010. As of June 30, 2011, we had $20.0 million remaining under our share repurchase program, of which approximately $10.4 million is available for purchase as of June 30, 2011 under the terms of our Credit Agreement. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.
Dividends
     The following summarizes our dividend activity for the six months ended June 30, 2011:

			Cash Dividend
Announcement Date	Record Date	Payment Date	Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
     We did not make any dividend payments in the three and six months ended June 30, 2010.
Share Based Compensation
     On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of June 30, 2011, options to purchase 270 thousand shares were outstanding under the 1999 Plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.
     On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock, and options to purchase 231 thousand shares are remaining to be granted. As of June 30, 2011, options to purchase 2.3 million shares are outstanding under the 2004 Plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.
      On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and Stockholders in May 2011. As of June 30, 2011, we have 2.0 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 3.3 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.
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
Stock Options
     Total share-based compensation expense recognized for stock options in our condensed consolidated statement of operations, for the three and six months ended June 30, 2011 was $620 thousand and $1.2 million, respectively. Total share-based compensation expense recognized for stock options included in general and administrative expense in our condensed consolidated statement of operations, for the three and six months ended June 30, 2010 was $590 thousand and $1.2 million, respectively.
     The following table summarizes our stock option activity:

				Weighted-
		Weighted-		Average
		Average		Remaining
	Number of	Exercise	Aggregate	Contractual
	Shares	Price	Intrinsic Value	Term
			(In thousands)	(In years)
Outstanding at December 31, 2010	3,795,057	$5.79
Granted	150,000	13.74
Canceled and Forfeited	(136,509)	5.84
Exercises	(210,575)	5.29

Outstanding at June 30, 2011	3,597,973	$6.15	$43,360	6.96

Exercisable at June 30, 2011	1,820,543	$7.40	$19,657	5.74

     The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the three months ended June 30, 2011 was $7.28. There were no options granted during the three months ended June 30, 2010. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the six months ended June 30, 2011 and 2010 was $6.53 and $2.75, respectively.
     For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $3.0 million and $3.1 million, respectively. There were no options exercised in the three and six months ended June 30, 2010.
     As of June 30, 2011, there was $5.3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units
     Total share based compensation recognized for restricted stock units in our condensed consolidated statement of operations, for the three and six months ended June 30, 2011 was $1.2 million and $2.3 million, respectively. Total share based compensation recognized for restricted stock units included in general and administrative expense in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 was $775 thousand and $1.6 million, respectively.
     The following table summarizes our restricted stock unit activity:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life
			(In years)
Outstanding at December 31, 2010	1,943,808	$4.62
Granted	959,189	10.15
Canceled	(207,427)	5.11
Vested	(421,792)	5.11

Outstanding at June 30, 2011	2,273,778	$6.82	2.80

     As of June 30, 2011, there was $13.3 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
15. Related Party Transactions
     We have a minority investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three and six months ended June 30, 2011, there was $650 thousand and $1.3 million, respectively, recorded in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs. For the three and six months ended June 30, 2010, there was $375 thousand and $926 thousand, respectively, recorded in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs. In the three months ended June 30, 2011, we amended this agreement and made an advance payment of $1.3 million to satisfy the remaining required royalties for the year ended December 31, 2012. The short term portion of the payment is recorded in prepaid expenses and other current assets and the long term portion of the payment is recorded in other assets in our condensed consolidated balance sheet.
     The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have entered into contracts with DMS that provide for services that assist us in monitoring credit on a daily and quarterly basis, as well as certain on-line credit analysis services. In connection with these agreements, we paid monthly installments totaling $216 thousand and $432 thousand for the three and six months ended June 30, 2011 and 2010, respectively. These amounts are recorded within cost of revenue and general and administrative expenses in the condensed consolidated statement of operations. As of June 30, 2011 and 2010, we owed DMS $155 thousand and $72 thousand, respectively. These amounts are recorded in accounts payable in our condensed consolidated balance sheet.
     A family member of our executive vice president of operations is the president of RCS International, Inc. (“RCS”). We have entered into a contract with RCS to assist us in our Canada fulfillment operations. In connection with these agreements, we paid monthly installments totaling $433 thousand and $816 thousand for the three and six months ended June 30, 2011 and 2010, respectively. These amounts are recorded in cost of revenue in our condensed consolidated statement of operations.
16. Discontinued Operations
     On July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling, pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale is subject to customary representations, warranties, indemnifications and an escrow account of $1.8 million for a period of one year after the closing date to satisfy any claims by Sterling under the Purchase Agreement. Please see

Note 18 for additional information regarding the receipt of the escrow amount. We recognized a gain of $5.9 million on the sale of our subsidiary in the year ended December 31, 2010.
     The following table summarizes the operating results of the discontinued operations included in our condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$—	$6,746	$—	$11,846
Income (loss) before income taxes from discontinued operations	—	593	—	(239)
Income tax expense	—	(223)	—	(202)

Income (loss) from discontinued operations	—	370	—	(441)
Gain on disposal from discontinued operations	—	—	—	—
Net loss attributable to noncontrolling interest in discontinued operations	—	—	—	—

Income (loss) from discontinued operations	$—	$370	$—	$(441)

17. Segment and Geographic Information
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
     The following table sets forth segment information for the three and six months ended June 30, 2011 and 2010:

	Consumer		Bail Bonds
	Products	Online Brand	Industry
	and Services	Protection	Solutions	Consolidated
	(in thousands)
Three Months Ended June 30, 2011
Revenue	$93,302	$551	$232	$94,085
Depreciation	2,145	5	17	2,167
Amortization	1,010	7	—	1,017
Income (loss) from continuing operations before income taxes	$9,588	$(260)	$(325)	$9,003
Three Months Ended June 30, 2010
Revenue	$91,507	$496	$123	$92,126
Depreciation	1,955	5	—	1,960
Amortization	1,870	7	—	1,877
Income (loss) from continuing operations before income taxes	$8,561	$(94)	$(375)	$8,092
Six Months Ended June 30, 2011
Revenue	$183,032	$1,093	$405	$184,530
Depreciation	4,052	10	28	4,090
Amortization	2,003	14	—	2,017
Income (loss) from continuing operations before income taxes	$18,228	$(671)	$(672)	$16,885
Six Months Ended June 30, 2010
Revenue	$182,425	$959	$231	$183,615
Depreciation	4,046	10	—	4,056
Amortization	4,162	14	—	4,176
Income (loss) from continuing operations before income taxes	$9,351	$(402)	$(771)	$8,178

	Consumer		Bail Bonds
	Products	Online Brand	Industry
	and Services	Protection	Solutions	Consolidated
	(in thousands)
As of June 30, 2011
Property, plant and equipment, net	$23,169	$25	$205	$23,399

Total assets	$161,896	$3,379	$677	$165,952

	Consumer		Bail Bonds
	Products	Online Brand	Industry
	and Services	Protection	Solutions	Consolidated
	(in thousands)
As of December 30, 2010
Property, plant and equipment, net	$21,424	$23	$122	$21,569

Total assets	$148,884	$9,900	$3,843	$162,627

     The principal geographic area of our revenue and assets from continuing operations is the United States.
18. Subsequent Events
     On July 19, 2011, we received the full escrow amount of approximately $1.8 million in cash from Sterling as part of the Purchase Agreement for the sale of 51.
      On August 2, 2011, we announced a cash dividend of $0.20 per share on our common stock, payable on September 9, 2011, to stockholders of record as of August 31, 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, general economic conditions, including the effects of the recession in the U.S. and the worldwide economic slowdown, recent disruptions to the credit and financial markets in the U.S. and worldwide, economic conditions specific to our financial institutions clients, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market, the impact of competition, ability to continue our long-term business strategy including the ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.
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
Consumer Products and Services
     We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. Through our subsidiary, Intersections Insurance Services, we offer a portfolio of services to include consumer discounts on healthcare, home, and auto related expenses, access to professional financial and legal information, and life, accidental death and disability insurance products. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. We also provide certain limited versions of our products and services to consumers who are eligible for them as benefits of their accounts with our clients, as well as limited administrative services in connection with customers who were transferred from a client’s prior service provider. We call the customers for whom we provide these limited versions of our products and services, or these administrative services, non-subscriber customers.
     Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients are principally credit card, direct deposit or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. With certain of our financial institution clients, we have broadened our marketing efforts to access demand deposit accounts. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, internet service providers, web and technology companies and other service providers with significant market presence and brand loyalty.
     With our clients, our services are marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies.
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
     Our client arrangements are distinguished from one another primarily by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:
•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per subscriber basis for the subscriber’s enrollment, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber. Even in a direct marketing arrangement, some marketing channels may entail limited or no marketing expenses. In these cases, we generally pay higher commissions to our clients compared to channels where we incur more substantial marketing expenses.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than that under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available. The majority of our non-subscriber customers are acquired under indirect marketing relationships that primarily generate little or no revenue per customer for us.
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
     The following table details other selected subscriber and financial data.
Other Data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Subscribers at beginning of period	4,148	4,238	4,150	4,301
Reclassed subscribers	148	—	148	—
New subscribers — indirect	588	191	820	420
New subscribers — direct (1)	346	293	659	765
Cancelled subscribers within first 90 days of subscription	(150)	(203)	(327)	(443)
Cancelled subscribers after first 90 days of subscription	(338)	(412)	(708)	(936)

Subscribers at end of period	4,742	4,107	4,742	4,107

Non-Subscriber Customers	4,866	3,532	4,866	3,532
Transactional and Other	61	225	61	225

Total Customers at end of period	9,669	7,864	9,669	7,864

Total revenue	$94,085	$92,126	$184,530	$183,615
Other revenue	(1,237)	(1,199)	(2,406)	(2,044)

Customer revenue	$92,848	$90,927	$182,124	$181,571

Marketing and commissions	$36,746	$42,493	$74,294	$90,391
Other commissions paid	(9)	(22)	(32)	(35)

Marketing and commissions associated with customer revenue	$36,737	$42,471	$74,262	$90,356

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.
     During the three months ended June 30, 2011, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above. The changes in our criteria include, but are not limited to (1) adjustments to the definition of Subscribers, resulting in approximately 148 thousand customers being reclassified into our Subscriber count, (2) inclusion of a Non-Subscriber Customers count, and (3) inclusion of a total Customers count which adds together Subscribers and Non-Subscriber Customers.
     Non-Subscriber Customers include consumers who receive or are eligible for certain limited versions of our products and services as benefits of their accounts with our clients. Non-Subscriber Customers also includes consumers for whom we provide limited administrative services in connection with their transfer from a client’s prior service provider. We generate an immaterial percentage of our revenue from Non-Subscriber Customers. We expect our Non-Subscriber Customer counts to be more volatile from period to period than Subscriber counts. We expect a significant decrease in Nonsubscriber Customer counts during the year ending

December 31, 2011, due to the expected cancellation by one of our clients of customers recently transferred from the client’s prior service provider.
     For the three months ended June 30, 2011, both Subscribers, and New Subscribers — indirect, include Subscribers that are new to us and originally initiated their enrollments when a client was using a different service provider. As such, they may have different retention characteristics than our typical new Subscriber.
     Customer revenue, net of marketing and commissions associated with customer revenue, is a non-GAAP financial measure that we believe is important to investors and one that we utilize in managing our business as customer revenue normalizes the effect of changes in the mix of indirect and direct marketing arrangements.
     Online Brand Protection
     Through our subsidiary, Net Enforcers, we provide online brand protection services including online channel monitoring, auction monitoring, forum, blog and newsgroup monitoring and other services. Net Enforcers’ services include the use of technology and operations staff to search the Internet for instances of our clients’ brands and/or specific products, categorize each instance as potentially threatening to our clients based upon client provided criteria, and report our findings back to our clients. Net Enforcers also offers additional value added services to assist our clients to take actions to remediate perceived threats detected online. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring services, as well as per transaction charges for value added communications services and hourly based fees for certain project work. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month.
     Bail Bonds Industry Solutions
     Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsmen on a “per seat” license basis plus additional transactional charges for various optional services. Captira Analytical has also developed a suite of services for bail bonds insurance companies, general agents and sureties which are also sold on either a transactional or recurring revenue basis.
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
Identity Theft and Credit Management Services
     We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we generally maintain signed contracts with all of our large financial institution customers and paper or electronic confirmations with individual purchases, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 to 45 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.
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
Accidental Death Insurance and Other Membership Products
     We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain paper or electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.
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
     We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2011 and December 31, 2010 were $976 thousand and $1.2 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Monthly Subscription Products
     We generate revenue from other types of subscription based products and transactional sales provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers, on a monthly or transactional basis and from providing management service solutions, offered by Captira Analytical, on a monthly subscription or transactional basis.
Goodwill, Identifiable Intangibles and Other Long Lived Assets
     We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2011, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit and there is no goodwill remaining in our other reporting units.
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
     The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.
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
Share Based Compensation
     We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2011	2010
Expected dividend yield	4.5%	0%
Expected volatility	73.8%	67.8%
Risk-free interest rate	2.5%	2.8%
Expected life of options	6.2 years	6.2 years

     Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. Prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September 2010, we paid quarterly cash dividends of $0.15 per share on our common stock. We had grants in the three and six months ended June 30, 2011 and applied a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.
     Expected Volatility. In 2010, we revised our estimation method for calculating expected volatility. For the three and six months ended June 30, 2011, the expected volatility of options granted was estimated based upon our historical share price volatility. For the three and six months ended June 30, 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. We will continue to review our estimate in the future.
     Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.
     Expected Term. The expected term of options granted during the three and six months ended June 30, 2011 and 2010 was determined under the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the three and six months ended June 30, 2011 and 2010, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. We will continue to review our estimate in the future.
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
Accounting Standards Updates
Accounting Standards Updates Recently Adopted
     In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted the provisions of this update related to Level 3 fair value measurements as of January 1, 2011 and have included the additional disclosure requirements and there was no material impact to our condensed consolidated financial statements.
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
Accounting Standards Updates Not Yet Effective
     In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructurings for public entities will be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after September 15, 2011. We will adopt the provisions of this update as of September 30, 2011 and do not anticipate a material impact to our condensed consolidated financial statements.
     In May 2011, an update was made to “Fair Value Measurement”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.
     In June 2011, an update was made to “Comprehensive Income”. In this update an entity has the options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our condensed consolidated financial statements.
Results of Continuing Operations
     We have three reportable segments with continuing operations through the period ended June 30, 2011. In 2010, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.
Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010 (in thousands):
     The condensed consolidated results of continuing operations are as follows:

	Consumer
	Products		Bail Bonds
	and	Online Brand	Industry
	Services	Protection	Solutions	Consolidated
Three Months Ended June 30, 2011
Revenue	$93,302	$551	$232	$94,085
Operating expenses:
Marketing	9,278	—	—	9,278
Commissions	27,468	—	—	27,468
Cost of revenue	27,659	155	15	27,829
General and administrative	16,118	644	525	17,287
Depreciation	2,145	5	17	2,167
Amortization	1,010	7	—	1,017

Total operating expenses	83,678	811	557	85,046

Income (loss) from continuing operations	$9,624	$(260)	$(325)	$9,039

Three Months Ended June 30, 2010
Revenue	$91,507	$496	$123	$92,126
Operating expenses:
Marketing	12,684	—	—	12,684
Commissions	29,809	—	—	29,809
Cost of revenue	21,755	143	12	21,910
General and administrative	14,323	435	486	15,244
Depreciation	1,955	5	—	1,960
Amortization	1,870	7	—	1,877

Total operating expenses	82,396	590	498	83,484

Income (loss) from continuing operations	$9,111	$(94)	$(375)	$8,642

Consumer Products and Services Segment
     Our income from continuing operations in our Consumer Products and Services segment increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This is primarily due to growth in subscribers from indirect marketing arrangements, as well as decreased marketing expenses in our direct subscription business. This was partially offset by increased cost of revenue due to an increase in the effective rates for data, increased data fulfillment and service costs for new subscribers from a new client and an increase in the effective rates for commissions. Our Customer revenue (see Other Data) increased to $92.8 million from $90.9 million in the comparable period.

	Three Months Ended June 30,
	2011	2010	Difference	%
Revenue	$93,302	$91,507	$1,795	2.0%
Operating expenses:
Marketing	9,278	12,684	(3,406)	(26.9)%
Commissions	27,468	29,809	(2,341)	(7.9)%
Cost of revenue	27,659	21,755	5,904	27.1%
General and administrative	16,118	14,323	1,795	12.5%
Depreciation	2,145	1,955	190	9.7%
Amortization	1,010	1,870	(860)	(46.0)%

Total operating expenses	83,678	82,396	1,282	1.6%

Income from continuing operations	$9,624	$9,111	$513	5.6%

     Revenue. The increase in revenue is primarily the result of new subscribers from indirect marketing arrangements from a new client and from existing clients, and increased revenue from our direct to consumer business. This was partially offset by a reduction in revenue from our prepaid commission arrangements and from our direct marketing arrangements due in part to changes in customer billing practices by certain of our financial institution clients. We believe these changes are a result of the federal regulatory agencies that oversee these clients and will continue to offset our revenue growth for the balance of 2011. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 85.4% for the three months ended June 30, 2011 from 88.8% in the three months ended June 30, 2010.
     Total subscriber additions for the three months ended June 30, 2011 were 934 thousand compared to 484 thousand in the three months ended June 30, 2010.
     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended
	June 30,
	2011	2010
Percentage of subscribers from direct marketing arrangements to total subscribers	53.3%	60.8%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	37.0%	60.5%
Percentage of revenue from direct marketing arrangements to total Customer revenue	85.4%	88.8%
     The percentage of new subscribers acquired from direct marketing arrangements to total new subscribers was negatively influenced in the three months ended June 30, 2011 by the conversion of a portfolio of subscribers from an indirect marketing arrangement. Therefore, the results of this metric as of June 30, 2011 may not be indicative of future period performance.
     Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing expense is primarily a result of a decrease in marketing for our direct subscription business with existing clients, partially offset by an increase in marketing for our direct to consumer business from the comparable period. Amortization of deferred subscription solicitation costs related to marketing for the three months ended June 30, 2011 and 2010 were $8.3 million and $11.4 million, respectively. Marketing costs expensed as incurred for the three months ended June 30, 2011 and 2010 were $1.0 million and $1.3 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.
     As a percentage of revenue, marketing expenses decreased to 9.9% for the three months ended June 30, 2011 from 13.9% for the three months ended June 30, 2010.
     Commissions Expenses. Commission expenses consist of commissions paid to our clients. The decrease in commission expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. This was partially offset by an increase in the effective rates for commissions.
     As a percentage of revenue, commission expenses decreased to 29.4% for the three months ended June 30, 2011 from 32.6% for the three months ended June 30, 2010.

     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and transactional sales. The increase in cost of revenue is primarily the result of an increase in the effective rates for data and increased data fulfillment and service costs for new subscribers from a new client. We expect increased data rates to continue.
     As a percentage of revenue, cost of revenue increased to 29.6% for the three months ended June 30, 2011 compared to 23.8% for the three months ended June 30, 2010, as a result of an increase in data cost rates and fulfillment for indirect marketing arrangements.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to increased payroll and facilities expense associated with additional office space obtained in 2011, partially offset by a decrease in professional fees.
     Total share based compensation expense for the three months ended June 30, 2011 and 2010 was $1.8 million and $1.4 million, respectively. In addition, we incurred compensation expense of $341 thousand for payments to RSU holders equivalent to the dividends that would have been received on these shares had they been fully vested.
     As a percentage of revenue, general and administrative expenses increased to 17.3% for the three months ended June 30, 2011 from 15.7% for the three months ended June 30, 2010.
     Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
     As a percentage of revenue, depreciation expenses increased to 2.3% for the three months ended June 30, 2011 from 2.1% for the three months ended June 30, 2010. We expect depreciation expense to increase as a percentage of revenue in 2011, and possibly thereafter, due to new assets placed into service during the three months ended June 30, 2011.
     Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of our customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.
     As a percentage of revenue, amortization expenses decreased to 1.1% for the three months ended June 30, 2011 from 2.0% for the three months ended June 30, 2010.
Online Brand Protection Segment
     Our loss from continuing operations in our Online Brand Protection segment increased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to increased in general and administrative costs associated with our ongoing litigation.

	Three Months Ended June 30,
	2011	2010	Difference	%
Revenue	$551	$496	$55	11.1%
Operating expenses:
Cost of revenue	155	143	12	8.4%
General and administrative	644	435	209	48.1%
Depreciation	5	5	—	0.0%
Amortization	7	7	—	0.0%

Total operating expenses	811	590	221	37.5%

Loss from continuing operations	$(260)	$(94)	$(166)	(176.6)%

     Revenue. The increase in revenue is the result of revenue from new clients.

     Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue increased slightly for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
     As a percentage of revenue, cost of revenue remained flat at 28.1% for the three months ended June 30, 2011 compared to 28.8% for the three months ended June 30, 2010.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and program and account functions. The increase in general and administrative expenses is due to legal fees associated with our ongoing litigation.
     As a percentage of revenue, general and administrative expenses increased to 116.9% for the three months ended June 30, 2011 from 87.7% for the three months ended June 30, 2010.
Bail Bonds Industry Solutions Segment
     Our loss from continuing operations in our Bail Bonds Industry Solutions Segment decreased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease in loss from operations is driven by growth in revenue partially offset by increased operating expenses.

	Three Months Ended June 30,
	2011	2010	Difference	%
Revenue	$232	$123	$109	88.6%
Operating expenses:
Cost of revenue	15	12	3	25.0%
General and administrative	525	486	39	8.0%
Depreciation	17	—	17	100.0%

Total operating expenses	557	498	59	11.9%

Loss from continuing operations	$(325)	$(375)	$50	13.3%

     Revenue. The increase in revenue is the result of revenue from new clients.
     Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue remained flat for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
     As a percentage of revenue, cost of revenue was 6.5% for the three months ended June 30, 2011 compared to 9.8% for the three months ended June 30, 2010.
     General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions. The increase in general and administrative expenses is primarily due to an increase in professional fees.
     Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. The increase in depreciation expense is primarily due to an increase in assets placed into service in the three months ended June 30, 2011.
     As a percentage of revenue, depreciation expense increased to 7.3% for the three months ended June 30, 2011 compared to 0.0% for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010 (in thousands):
     The condensed consolidated results of continuing operations are as follows:

	Consumer
	Products		Bail Bonds
	and	Online Brand	Industry
	Services	Protection	Solutions	Consolidated
Six Months Ended June 30, 2011
Revenue	$183,032	$1,093	$405	$184,530
Operating expenses:
Marketing	19,051	—	—	19,051
Commissions	55,243	—	—	55,243
Cost of revenue	52,909	299	29	53,237
General and administrative	31,363	1,441	1,020	33,824
Depreciation	4,052	10	28	4,090
Amortization	2,003	14	—	2,017

Total operating expenses	164,621	1,764	1,077	167,462

Income (loss) from continuing operations	$18,411	$(671)	$(672)	$17,068

Six Months Ended June 30, 2010
Revenue	$182,425	$959	$231	$183,615
Operating expenses:
Marketing	29,787	—	—	29,787
Commissions	60,604	—	—	60,604
Cost of revenue	44,740	305	35	45,080
General and administrative	28,562	1,033	967	30,562
Depreciation	4,046	10	—	4,056
Amortization	4,162	14	—	4,176

Total operating expenses	171,901	1,362	1,002	174,265

Income (loss) from continuing operations	$10,524	$(403)	$(771)	$9,350

Consumer Products and Services Segment
     Our income from continuing operations in our Consumer Products and Services segment increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This is primarily due to growth in subscribers from indirect marketing arrangements and growth in revenue from existing clients, as well as decreased marketing expenses in our direct subscription business and direct to consumer business and decreased commissions expenses. This was partially offset by increased cost of revenue due to an increase in the effective rates for data, as well as fulfillment and service costs for new subscribers. Our Customer revenue (see Other Data) increased to $182.1 million from $181.6 million in the comparable period.

	Six Months Ended June 30,
	2011	2010	Difference	%
Revenue	$183,032	$182,425	$607	0.3%
Operating expenses:
Marketing	19,051	29,787	(10,736)	(36.0)%
Commissions	55,243	60,604	(5,361)	(8.9)%
Cost of revenue	52,909	44,740	8,169	18.3%
General and administrative	31,363	28,562	2,801	9.8%
Depreciation	4,052	4,046	6	0.2%
Amortization	2,003	4,162	(2,159)	(51.9)%

Total operating expenses	164,621	171,901	(7,280)	(4.2)%

Income from continuing operations	$18,411	$10,524	$7,887	74.9%

     Revenue. The increase in revenue is primarily the result of new subscriber growth from indirect marketing arrangements from a new client, existing clients, and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 87.3% for the six months ended June 30, 2011 from 87.7% in the six months ended June 30, 2010.

     Total subscriber additions for the six months ended June 30, 2011 were 1.5 million compared to 1.2 million in the six months ended June 30, 2010.
     The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Six Months Ended
	June 30,
	2011	2010
Percentage of subscribers from direct marketing arrangements to total subscribers	53.3%	60.8%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	44.6%	64.5%
Percentage of revenue from direct marketing arrangements to total Customer revenue	87.3%	88.7%
     The percentage of new subscribers acquired from direct marketing arrangements to total new subscribers was negatively influenced in the three months ended June 30, 2011 by the conversion of a portfolio of subscribers from an indirect marketing arrangement. Therefore, the results of this metric as of June 30, 2011 may not be indicative of future period performance.
     Marketing Expenses. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients and a decrease in marketing for our direct to consumer business. Amortization of deferred subscription solicitation costs related to marketing for the six months ended June 30, 2011 and 2010 were $17.3 million and $23.7 million, respectively. Marketing costs expensed as incurred for the six months ended June 30, 2011 and 2010 were $1.8 million and $6.1 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.
     As a percentage of revenue, marketing expenses decreased to 10.4% for the six months ended June 30, 2011 from 16.3% for the six months ended June 30, 2010.
     Commissions Expenses. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. This was partially offset by an increase in the effective rates for commissions.
     As a percentage of revenue, commission expenses decreased to 30.2% for the six months ended June 30, 2011 from 33.2% for the six months ended June 30, 2010.
     Cost of Revenue. The increase in cost of revenue is primarily the result of an increase in the effective rates for data and increased data fulfillment and service costs for new subscribers from a new client. We expect increased data rates to continue.
     As a percentage of revenue, cost of revenue increased to 28.9% for the six months ended June 30, 2011 compared to 24.5% for the six months ended June 30, 2010, as a result of an increase in data cost rates.
     General and Administrative Expenses. The increase in general and administrative expenses is primarily related to increased payroll and facilities expense associated with additional office space occupied in 2011, partially offset by a decrease in professional fees.
     Total share-based compensation expense in our consolidated statements of operations for the six months ended June 30, 2011 and 2010 was $3.5 million and $2.8 million, respectively. In addition, we incurred compensation expense of $725 thousand for payments to RSU holders equivalent to the dividends that would have been received on these shares had they been fully vested.
     As a percentage of revenue, general and administrative expenses increased to 17.1% for the six months ended June 30, 2011 from 15.7% for the six months ended June 30, 2010.
     Depreciation. Depreciation expense remained flat for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
     As a percentage of revenue, depreciation expense was 2.2% for the six months ended June 30, 2011 and 2010, respectively. We expect depreciation expense to increase as a percentage of revenue in 2011, and possibly thereafter, due to new assets placed into service during the three months ended June 30, 2011.

     Amortization. The decrease in amortization expense is due to a reduction in amortization of our customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.
     As a percentage of revenue, amortization expenses decreased to 1.1% for the six months ended June 30, 2011 from 2.3% for the six months ended June 30, 2010.
Online Brand Protection Segment
     Our loss from continuing operations in our Online Brand Protection segment increased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to increased general and administrative costs associated with our ongoing litigation.

	Six Months Ended June 30,
	2011	2010	Difference	%
Revenue	$1,093	$959	$134	14.0%
Operating expenses:
Cost of revenue	299	305	(6)	(2.0)%
General and administrative	1,441	1,033	408	39.5%
Depreciation	10	10	—	0.0%
Amortization	14	14	—	0.0%

Total operating expenses	1,764	1,362	402	29.5%

Loss from continuing operations	$(671)	$(403)	$(268)	(66.5)%

     Revenue. The increase in revenue is the result of revenue from new clients.
     Cost of Revenue. Cost of revenue decreased slightly for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
     As a percentage of revenue, cost of revenue was 27.4% for the six months ended June 30, 2011 compared to 31.8% for the six months ended June 30, 2010.
     General and Administrative Expenses. The increase in general and administrative expenses is due to legal fees associated with our ongoing litigation.
     As a percentage of revenue, general and administrative expenses was 131.8% for the six months ended June 30, 2011 compared to 107.7% for the six months ended June 30, 2010.
Bail Bonds Industry Solutions Segment
     Our loss from continuing operations in our Bail Bonds Industry Solutions Segment decreased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease in loss from operations is primarily driven by growth in revenue partially offset by an increase in operating expenses.

	Six Months Ended June 30,
	2011	2010	Difference	%
Revenue	$405	$231	$174	75.3%
Operating expenses:
Cost of revenue	29	35	(6)	(17.1)%
General and administrative	1,020	967	53	5.5%
Depreciation	28	—	28	100.0%

Total operating expenses	1,077	1,002	75	7.5%

Loss from continuing operations	$(672)	$(771)	$99	12.8%

     Revenue. The increase in revenue is the result of revenue from new clients.
     Cost of Revenue. Cost of revenue decreased slightly for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     As a percentage of revenue, cost of revenue was 7.2% for the six months ended June 30, 2011 compared to 15.2% for the six months ended June 30, 2010.
     General and Administrative Expenses. The increase in general and administrative expenses was primarily due to increased professional fees.
     Depreciation. The increase in depreciation expense is primarily due to an increase in assets placed into service in the six months ended June 30, 2011.
     As a percentage of revenue, depreciation expense increased to 6.9% for the six months ended June 30, 2011 compared to 0.0% for the six months ended June 30, 2010.
Interest Expense
     Interest expense from continuing operations decreased to $210 thousand for the three months ended June 30, 2011 from $526 thousand for the three months ended June 30, 2010. Interest expense from continuing operations decreased to $316 thousand for the six months ended June 30, 2011 from $1.1 million for the six months ended June 30, 2010. The decrease in interest expense for the three and six months ended June 30, 2011 is primarily attributable to a decrease in interest expense on our outstanding debt balance and reductions in our uncertain tax positions, on which interest expense is recorded, in the comparable period.
Other Income (Expense)
     Other income from continuing operations increased to $174 thousand for the three months ended June 30, 2011 from expense of $30 thousand for the three months ended June 30, 2010. Other income from continuing operations increased to $127 thousand for the six months ended June 30, 2011 from expense of $51 thousand for the six months ended June 30, 2010. This is primarily attributable to an increase in foreign currency translation gains resulting from exchange rate fluctuations over the period.
Income Taxes
     Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2011 and 2010 was 42.4% and 40.6%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2011 and 2010 was 42.1% and 44.4%, respectively. The change from the comparable period is primarily due to increases in book expenses which are not deductible for income tax purposes, partially offset by a reduction in a discrete item from an uncertain tax position in a foreign jurisdiction.
     In addition, the total liability for uncertain tax positions increased by approximately $65 thousand from December 31, 2010. The short-term portion of the liability is recorded in accrued expenses and other current liabilities and the long-term portion is recorded in other long-term liabilities in the condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We recorded no penalties in the three months ended June 30, 2011 and 2010. In the six months ended June 30, 2011 and 2010, we recorded penalties of $22 thousand and $219 thousand, respectively.
     We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended June 30, 2011 and 2010, we recorded interest of $2 thousand and $24 thousand, respectively. In the six months ended June 30, 2011 and 2010, we recorded interest of $11 thousand and $210 thousand, respectively.

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
     The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$—	$6,746	$—	$11,846
Income (loss) before income taxes from discontinued operations	—	593	—	(239)
Income tax expense	—	(223)	—	(202)

Income (loss) from discontinued operations	—	370	—	(441)
Gain on disposal from discontinued operations	—	—	—	—
Net loss attributable to noncontrolling interest in discontinued operations	—	—	—	—

Income (loss) from discontinued operations	$—	$370	$—	$(441)

Liquidity and Capital Resources
Cash Flow
     Cash and cash equivalents were $19.6 million as of June 30, 2011 compared to $14.5 million as of December 31, 2010. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
     As of December 31, 2010 we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which were classified as short-term investments in our consolidated financial statements. We redeemed all of our U.S. treasury securities in the three months ended March 31, 2011.
     Our accounts receivable balance as of June 30, 2011 was $23.3 million compared to $19.2 million as of December 31, 2010. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
     Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $21.2 million as of June 30, 2011 compared to $30.5 million as of December 31, 2010. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Six Months Ended June 30,
	2011	2010	Difference
		(In thousands)
Cash flows provided by operating activities	$11,534	$26,262	$(14,728)
Cash flows used in investing activities	(474)	(4,251)	3,777
Cash flows used in financing activities	(5,898)	(5,440)	(458)
Effect of exchange rate changes on cash and cash equivalents	—	(3)	3

Net increase in cash and cash equivalents	5,162	16,568	(11,406)
Cash and cash equivalents, beginning of year	14,453	12,394	2,059

Cash and cash equivalents, end of year	$19,615	$28,962	$(9,347)

     The decrease in cash flows provided by operations was primarily the result of an increase in accounts receivable, an increase in income tax payments and the advance payment of remaining royalties due under a commercial agreement with a related party, partially offset by an increase in earnings. In the six months ended June 30, 2011, cash flows used in operations for deferred subscription solicitation costs was $20.5 million as compared to $26.0 million in the six months ended June 30, 2010. If we consent to the specific requests from clients to incur higher solicitation costs and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.
     On July 19, 2011, we received the full escrow amount of approximately $1.8 million in cash from Sterling Infosystems as part of the Purchase Agreement for the sale of Screening International.
     The decrease in cash flows used in investing activities for the six months ended June 30, 2011 was primarily attributable to cash proceeds received from the redemption of our short-term investment and proceeds received from reimbursement of asset development costs, partially offset by purchases of property and equipment.
     The increase in cash flows used in financing activities for six months ended June 30, 2011 was primarily due to cash dividends paid on common shares and increased withholding tax payments on vesting of restricted stock and option exercises, partially offset by a reduction in long-term debt repayments. We borrowed $20.0 million from our Credit Agreement to repurchase approximately 1.7 million common shares at an aggregate cost to us of $19.6 million during the three months ended March 31, 2011.
     The following summarizes our dividend activity for the six months ended June 30, 2011:

			Cash Dividend
Announcement Date	Record Date	Payment Date	Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
      On August 2, 2011, we announced a cash dividend of $0.20 per share on our common stock, payable on September 9, 2011, to stockholders of record as of August 31, 2011.
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
     In July 2010, following the sale of Screening International, we prepaid the outstanding principal balance of the term loan portion of the Credit Agreement, and the term loan may not be re-drawn. We amended the Credit Agreement in the three months ended March 31, 2011 in connection with the share repurchase to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of June 30, 2011, the outstanding balance of the revolving credit facility was $20.0 million, which is included as a current liability in our condensed consolidated balance sheet, and we have approximately $19.6 million in cash and equivalents in our condensed consolidated balance sheet in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.
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
     We are currently in discussions with various lenders, including Bank of America, N.A., in order to replace our existing credit facility with one or more new facilities prior to the maturity date of our existing facility. Although we believe we can do so on terms at least as favorable as the current facility; however, such terms will be subject to market conditions which may change significantly.
     Share Repurchase
     In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.
     During the three months ended June 30, 2011, we did not repurchase any common stock. During the six months ended June 30, 2011 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million. We did not repurchase any common stock in the three and six months ended June 30, 2010. As of June 30, 2011, we had $20.0 million remaining under our share repurchase program, of which approximately $10.4 million is available for purchase as of June 30, 2011 under the terms of our Credit Agreement. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.
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
     On April 18, 2011, we entered into a first amendment of the second amended and restated distribution agreement with White Sky, Inc. In the three months ended June 30, 2011, we amended the agreement to make an advance payment of $1.3 million to satisfy the remaining required royalties for the year ended December 31, 2012. We also may make minimum payments in 2011 as a condition of maintaining exclusivity, and if we do not make those payments the exclusivity will lapse. The short term portion of the payment is recorded in prepaid expenses and other current assets and the long term portion of the payment is recorded in other assets in our condensed consolidated balance sheet.

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
     There have been no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court’). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay to permit us to seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement is enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. On January 26, 2011, the Bankruptcy Court lifted the automatic stay, and the U.S. District Court for the Eastern District of Virginia scheduled a trial to commence on May 2, 2011. Prior to the trial date, the parties, along with various related non-parties, entered into a settlement agreement resolving all claims in this matter. Completion of the settlement depends on satisfaction of certain conditions, including our acceptance of the transfer to us by Mr. Loomis or certain related non-parties of certain real property and real property interests. The settlement has been approved by the Bankruptcy Court, and the U.S. District Court has stayed the trial pending completion of the settlement. We are conducting due diligence regarding the real property and real property interests, and negotiating with the other parties to resolve other conditions to closing. We do not know at this time whether all conditions to completion of the settlement will be satisfied, or whether all issues will be resolved.
     On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America, NA, Banc of America Insurance Services, Inc., BA Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff has appealed the District Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. The parties have filed their briefs with the Court of Appeals and a decision is pending.

     On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. Defendants filed answers to the complaint on May 24, 2010. On April 19, 2011, an amended complaint was filed. In the amended complaint, the original named plaintiff was withdrawn from the case, and three new plaintiffs were added. On June 10, 2011, Intersections filed a motion to stay the litigation pursuant to arbitration agreements with each of the Plaintiffs. Plaintiffs have opposed our motion. A hearing on the Motion will be held on September 30, 2011, with a ruling to be issued sometime thereafter.
     On July 19, 2011, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc. and Bank of America Corporation in Los Angeles Superior Court alleging various claims based on the sale of an accidental death and disability program. We currently are investigating the new claims. We believe that it is too early to make a determination of the likelihood of success in defeating the claims.
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

INTERSECTIONS INC.
Date: August 9, 2011	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer