Form 10-Q
period 2011-09-30
INTERSECTIONS INC
filed 2011-11-09
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of November 2, 2011 there were 20,106,350 shares of common stock, $0.01 par value, issued and 17,247,471 shares outstanding, with 2,858,879 shares of treasury stock.

Form 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$94,328	$89,326	$278,858	$272,940
Operating expenses:
Marketing	8,706	11,828	27,757	41,615
Commissions	26,549	28,731	81,792	89,335
Cost of revenue	29,304	21,528	82,541	66,610
General and administrative	18,717	16,024	52,541	46,585
Depreciation	2,498	2,039	6,588	6,094
Amortization	906	1,394	2,923	5,570

Total operating expenses	86,680	81,544	254,142	255,809

Income from operations	7,648	7,782	24,716	17,131
Interest income	1	5	7	16
Interest expense	(190)	(527)	(506)	(1,658)
Other income (expense), net	124	(224)	251	(274)

Income from continuing operations before income taxes	7,583	7,036	24,468	15,215
Income tax expense	(2,961)	(2,663)	(10,077)	(6,292)

Income from continuing operations	4,622	4,373	14,391	8,923
Income (loss) from discontinued operations, net of tax	—	63	—	(379)
Gain on disposal of discontinued operations	—	5,868	—	5,868

Income from discontinued operations	—	5,931	—	5,489

Net income attributable to Intersections, Inc.	$4,622	$10,304	$14,391	$14,412

Basic earnings per common share:
Income from continuing operations	$0.27	$0.25	$0.84	$0.50
Income from discontinued operations	—	0.33	—	0.31

Basic earnings per common share	$0.27	$0.58	$0.84	$0.81

Diluted earnings per common share:
Income from continuing operations	$0.24	$0.24	$0.76	$0.49
Income from discontinued operations	—	0.32	—	0.30

Diluted earnings per common share	$0.24	$0.56	$0.76	$0.79

Cash dividends paid per common share	$0.20	$0.15	$0.50	$0.15
Weighted average shares outstanding:
Basic	17,128	17,759	17,197	17,688
Diluted	18,931	18,568	19,055	18,175

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,532	$14,453
Short-term investments	—	4,994
Accounts receivable, net of allowance for doubtful accounts of $21 (2011) and $41 (2010)	22,032	19,195
Prepaid expenses and other current assets	6,068	7,010
Prepaid income tax	7,536	—
Deferred subscription solicitation costs	19,130	24,756

Total current assets	84,298	70,408

PROPERTY AND EQUIPMENT, net	23,643	21,569
DEFERRED TAX ASSET, net	—	2,298
LONG-TERM INVESTMENT	4,327	4,327
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	11,974	14,897
OTHER ASSETS	4,717	5,893

TOTAL ASSETS	$172,194	$162,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,556	$5,097
Accrued expenses and other current liabilities	15,164	14,718
Accrued payroll and employee benefits	3,308	2,342
Current portion of debt	20,000	—
Capital leases, current portion	1,549	1,645
Commissions payable	718	787
Income tax payable	—	1,782
Deferred revenue	4,718	4,856
Deferred tax liability, net, current portion	8,662	8,662

Total current liabilities	59,675	39,889

OBLIGATIONS UNDER CAPITAL LEASE, less current portion	2,547	3,399
DEFERRED TAX LIABILITY, net	591	—
OTHER LONG-TERM LIABILITIES	3,441	2,783

TOTAL LIABILITIES	66,254	46,071

COMMITMENTS AND CONTINGENCIES (see notes 10 and 12) STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value, shares authorized 50,000; shares issued 20,117 (2011) and 18,912 (2010); shares outstanding 17,258 (2011) and 17,795 (2010)	201	189
Additional paid-in capital	112,470	109,250
Treasury stock, shares at cost; 2,859 (2011) and 1,117 (2010)	(29,551)	(9,948)
Retained earnings	22,820	17,060
Accumulated other comprehensive income	—	5

TOTAL STOCKHOLDERS’ EQUITY	105,940	116,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,194	$162,627

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	250	2	(976)	—	—	—	—	(974)
Share based compensation	—	—	5,808	—	—	—	—	5,808
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(380)	—	—	—	—	(380)
Other	—	—	(12)	—	—	—	—	(12)
Cash dividends paid on common shares	—	—	—	—	—	(5,332)	—	(5,332)
Purchase of treasury stock	—	—	—	50	(432)	—	—	(432)
Net income	—	—	—	—	—	20,365	—	20,365
Foreign currency translation adjustments	—	—	—	—	—	—	250	250
Cash flow hedge	—	—	—	—	—	—	856	856

Comprehensive Income	—	—	—	—	—	—	—	20,149

BALANCE, DECEMBER 31, 2010	18,912	$189	$109,250	1,117	$(9,948)	$17,060	$5	$116,556

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,205	12	(9,446)	—	—	—	—	(9,434)
Share based compensation	—	—	5,323	—	—	—	—	5,323
Tax benefit of stock options exercised and vesting of restricted stock units	—	—	7,343	—	—	—	—	7,343
Cash dividends paid on common shares	—	—	—	—	—	(8,631)	—	(8,631)
Purchase of treasury stock	—	—	—	1,742	(19,603)	—	—	(19,603)
Net income	—	—	—	—	—	14,391	—	14,391
Foreign currency translation adjustments	—	—	—	—	—	—	(5)	(5)

Comprehensive Loss	—	—	—	—	—	—	—	(10,616)

BALANCE, September 30, 2011	20,117	$201	$112,470	2,859	$(29,551)	$22,820	$—	$105,940

See Notes to Condensed Consolidated Financial Statements.

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Net income	$14,391	$14,412
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	6,588	6,521
Amortization	2,923	5,570
Amortization of debt issuance cost	—	104
Accretion of interest on note payable	—	73
Provision for doubtful accounts	(20)	(210)
Share based compensation	5,323	4,168
Amortization of deferred subscription solicitation costs	35,477	48,425
Gain on disposal of discontinued operations	—	(5,868)
Foreign currency transaction (gains) losses, net	(114)	301
Derivative loss reclassified to earnings	—	265
Changes in assets and liabilities:
Accounts receivable	(3,176)	4,411
Prepaid expenses and other current assets	(808)	(895)
Income tax, net	(9,318)	(2,911)
Tax benefit upon vesting of restricted stock units and stock options exercised	(7,343)	(68)
Deferred subscription solicitation costs	(28,181)	(38,429)
Other assets	(26)	5,180
Accounts payable	(275)	(4,740)
Accrued expenses and other current liabilities	586	(2,299)
Accrued payroll and employee benefits	966	511
Commissions payable	(69)	(1,289)
Deferred revenue	(139)	(500)
Deferred income tax, net	10,232	(3,727)
Other long-term liabilities	456	4,065

Cash flows provided by operating activities	27,473	33,070

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	1,750	12,640
Proceeds from sale of short-term investment	4,994	—
Purchase of additional interest in long-term investment	—	(1,000)
Acquisition of property and equipment	(8,769)	(5,803)
Proceeds from reimbursements for property and equipment	1,220	—

Cash flows (used in) provided by investing activities	(805)	5,837

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments under Credit Agreement	—	(16,583)
Repayment of note payable to CRG	—	(1,400)
Borrowings under Credit Agreement	20,000	—
Cash dividends paid on common shares	(8,631)	(2,666)
Cash distribution on vesting of restricted stock units	—	(970)
Capital lease payments	(1,266)	(887)
Purchase of treasury stock	(19,603)	(432)
Tax benefit upon vesting of restricted stock units and stock options exercised	7,343	68
Withholding tax payment on vesting of restricted stock units and stock options exercised	(10,334)	(284)
Cash proceeds from stock options exercised	902	169

Cash flows used in financing activities	(11,589)	(22,985)

EFFECT OF EXCHANGE RATE ON CASH	—	14

INCREASE IN CASH AND CASH EQUIVALENTS	15,079	15,936
CASH AND CASH EQUIVALENTS — Beginning of period	14,453	12,394

CASH AND CASH EQUIVALENTS — End of period	$29,532	$28,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, INCLUDING DISCONTINUED OPERATIONS:
Cash paid for interest	$447	$1,343

Cash paid for taxes	$10,065	$9,901

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$318	$1,978

Equipment additions accrued but not paid	$1,157	$1,338

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

We have three reportable operating segments with continuing operations through the period ended September 30, 2011. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers, Inc. (“Net Enforcers”) and our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical, LLC (“Captira Analytical”). In addition, until the sale of SI on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included the personnel and vendor background screening services provided by SI.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. The results of SI, a former subsidiary which we sold on July 19, 2010, are presented as discontinued operations for all prior periods in our condensed consolidated statements of operations. We have not recast our statements of cash flows for the sale of SI. See Note 16 for additional information. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. All significant intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, as filed in our Annual Report on Form 10-K.

During the three months ended September 30, 2010, we recorded a cumulative out-of-period adjustment to revenue. The adjustment had the effect of reducing the revenue by $1.3 million and net income by $796 thousand in the three and nine months ended September 30, 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this correcting entry was material to our results of operations for any period.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2011 and December 31, 2010 were $940 thousand and $1.2 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Monthly Subscription Products

We generate revenue from other types of subscription based products and transactional sales provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers, on a monthly or transactional basis. We also recognize revenue from providing management service solutions, offered by Captira Analytical, on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2011, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit and there is no goodwill remaining in our other reporting units.

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

Deferred Subscription Solicitation and Advertising

Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs, such as broadcast media, the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are amortized on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions is included in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statement of operations.

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

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. Prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September 2010, we paid quarterly cash dividends on our common stock. We had grants in the nine months ended September 30, 2011 and applied a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.

Expected Volatility. In 2010, we revised our estimation method for calculating expected volatility. For the nine months ended September 30, 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. For the nine months ended September 30, 2011, the expected volatility of options granted was estimated based upon our historical share price volatility. We will continue to review our estimate in the future.

Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term. The expected term of options granted during the three and nine months ended September 30, 2011 and 2010 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the three and nine months ended September 30, 2011 and 2010, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience.

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

Accounting Standards Updates Not Yet Effective

In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructurings for public entities will be coordinated. Currently, that guidance is indefinitely deferred for public entities. We will adopt the provisions of this update once it is effective and do not anticipate a material impact to our condensed consolidated financial statements.

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

In September 2011, an update was made to “Intangibles — Goodwill and Other”. This update is intended to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are evaluating the impact of the adoption of this update, if any, to our condensed consolidated financial statements.

4. Earnings Per Common Share

Basic and diluted earnings per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans and our restricted stock units.

For the three and nine months ended September 30, 2011, options to purchase 234 thousand and 269 thousand shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2010, options to purchase 1.4 million and 4.3 million shares of common stock, respectively, have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of the components of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Income from continuing operations	$4,622	$4,373	$14,391	$8,923
Income from discontinued operations	—	5,931	—	5,489

Net income available to common shareholders — basic and diluted	$4,622	$10,304	$14,391	$14,412

Weighted average common shares outstanding — basic	17,128	17,759	17,197	17,688
Dilutive effect of common stock equivalents	1,803	809	1,858	487

Weighted average common shares outstanding — diluted	18,931	18,568	19,055	18,175

Basic earnings per common share:
Income from continuing operations	$0.27	$0.25	$0.84	$0.50
Income from discontinued operations	$—	$0.33	$—	$0.31

Basic earnings per common share	$0.27	$0.58	$0.84	$0.81

Diluted earnings per common share:
Income from continuing operations	$0.24	$0.24	$0.76	$0.49
Income from discontinued operations	$—	$0.32	$—	$0.30

Diluted earnings per common share	$0.24	$0.56	$0.76	$0.79

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

We did not hold instruments that are measured at fair value on a recurring basis as of September 30, 2011. The fair value of our instruments measured on a recurring basis at December 31, 2010 was as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury bills	$4,994	$4,994	$—	$—

For certain financial instruments, such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, leases payable and trade accounts payable, we consider the recorded value to approximate fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three or nine months ended September 30, 2011 or in the year ended December 31, 2010.

At September 30, 2011, we had a total of $20.0 million outstanding under our revolving credit facility, which is a variable rate loan and therefore fair value approximates book value.

6. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 was $21.5 million and $28.8 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $2.4 million and $4.0 million as of September 30, 2011 and December 31, 2010, respectively. The current portion of the prepaid commissions are included in the deferred subscription solicitation costs, which was $6.0 million and $8.5 million as of September 30, 2011 and December 31, 2010, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended September 30, 2011 and 2010 were $11.1 million and $16.4 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2011 and 2010 were $35.5 million and $48.4 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended September 30, 2011 and 2010, were $1.0 million and $1.4 million respectively. Marketing costs expensed as incurred related to marketing for the nine months ended September 30, 2011 and 2010 were $2.8 million and $7.5 million, respectively.

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2011
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2011	Impairment	Net Carrying Amount at September 30, 2011
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total Goodwill	$55,867	$(12,632)	$43,235	$—	$43,235

	December 31, 2010
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2010	Impairment	Discontinued Operations (See Note 16)	Net Carrying Amount at December 31, 2010
Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	(3,704)	—
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total Goodwill	$79,450	$(32,511)	$46,939	$—	$(3,704)	$43,235

During the three and nine months ended September 30, 2011, we did not have an impairment on our goodwill. As further described in Note 16, in the year ended December 31, 2010, we reduced goodwill by $3.7 million due to the sale of SI.

Our intangible assets consisted of the following (in thousands):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(26,872)	$—	$11,974
Marketing related	3,192	(3,192)	—	—
Technology related	2,796	(2,796)	—	—

Total amortizable intangible assets	$44,834	$(32,860)	$—	$11,974

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(24,172)	$—	$14,674
Marketing related	3,192	(3,119)	—	73
Technology related	2,796	(2,646)	—	150

Total amortizable intangible assets	$44,834	$(29,937)	$—	$14,897

Intangible assets are amortized on a straight-line or accelerated basis over a period of three to ten years. For the three months ended September 30, 2011 and 2010, we incurred aggregate amortization expense of $906 thousand and $1.4 million, respectively, which is included in amortization expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2011 and 2010, we incurred aggregate amortization expense of $2.9 million and $5.6 million, respectively, which is included in amortization expense in the condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2011	$905
For the years ending December 31:
2012	3,541
2013	3,483
2014	3,437
2015	427
Thereafter	181

$11,974

8. Other Assets

The components of our other assets are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Prepaid royalty payments	$400	$75
Prepaid contracts	304	92
Prepaid commissions	2,359	4,029
Other	1,654	1,697

	$4,717	$5,893

9. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Accrued marketing	$1,785	$2,637
Accrued cost of sales, including credit bureau costs	7,399	6,239
Accrued general and administrative expense and professional fees	3,765	3,269
Insurance premiums	940	1,190
Other	1,275	1,383

	$15,164	$14,718

10. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining three months ending December 31, 2011	$524	$467
For the years ending December 31:
2012	2,385	1,575
2013	2,825	942
2014	2,455	859
2015	2,466	621
2016	2,403	28
Thereafter	6,419	—

Total minimum lease payments	$19,477	4,492

Less: amount representing interest		(396)

Present value of minimum lease payments		4,096
Less: current obligation		(1,549)

Long term obligations under capital lease		$2,547

During the three months ended September 30, 2011 we did not enter into additional capital lease agreements. During the nine months ended September 30, 2011 we entered into additional capital lease agreements for approximately $318 thousand. We recorded the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheet.

We have financed certain software development costs. These costs did not meet the criteria for capitalization under U.S. GAAP. Amounts owed under this arrangement as of September 30, 2011 are $201 thousand, of which $179 thousand is included in accrued expenses and other current liabilities and $22 thousand is included in other long-term liabilities, in our condensed consolidated financial statements. The minimum fixed commitments related to this arrangement are as follows (in thousands):

For the remaining three months ending December 31, 2011	$57
For the years ending December 31:
2012	136
2013	8

Obligations under arrangement	$201

Rental expenses included in general and administrative expenses were $731 thousand and $2.2 million for the three and nine months ended September 30, 2011, respectively. Rental expenses included in general and administrative expenses were $658 thousand and $2.0 million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2010, the rental expenses included in income (loss) from discontinued operations in our condensed consolidated statements of operations was $26 thousand and $404 thousand, respectively. This amount is related to SI, which was sold on July 19, 2010.

Legal Proceedings

On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay to permit us to seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement was enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. On January 26, 2011, the Bankruptcy Court lifted the automatic stay, and the U.S. District Court for the Eastern District of Virginia scheduled a trial to commence on May 2, 2011. Prior to the trial date, the parties, along with various related non-parties, entered into a settlement agreement resolving all claims in this matter. The settlement was approved by the Bankruptcy Court, and subsequent to the end of the quarter (See Note 18) we closed the transactions contemplated by the settlement. Pursuant to the settlement, we received a combination of cash and title to two office condominiums and one real property parcel. In accordance with the settlement agreement, a stipulation of dismissal of the Virginia Litigation then was filed.

On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America, NA, Banc of America Insurance Services, Inc., BA Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff has appealed the District Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. The parties have filed their briefs with the Court of Appeals and a decision is pending. The information available to us at this time does not indicate that a loss is probable and is not sufficient to reasonably estimate a range of possible losses in this case. Therefore, we have not accrued a liability in our condensed consolidated financial statements. However, due to the inherent uncertainty of litigation it is reasonably possible that such a loss could exist if future events unfold which are adverse to our current legal position.

On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. Defendants filed answers to the complaint on May 24, 2010. On April 19, 2011, an amended complaint was filed. In the amended complaint, the original named plaintiff was withdrawn from the case, and three new plaintiffs were added. On June 10, 2011, Intersections filed a motion to stay the litigation pursuant to arbitration agreements with each of the Plaintiffs. The U.S. District Court granted our motion as to two of the three named plaintiffs, and took the motion under advisement as to the third plaintiff pending a hearing scheduled for January, 2012. On October 27, 2011, the third plaintiff dismissed his claims against us without prejudice. As a result there are no claims in this case currently pending against us.

On July 19, 2011, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc. and Bank of America Corporation in Los Angeles Superior Court alleging various claims based on the sale of an accidental death and disability program. The case has been removed to the U.S. District Court for the Central District of California. On or about October 19, 2011, the plaintiffs served us with an amended complaint. We currently are investigating the claims. The information available to us at this time does not indicate that a loss is probable and is not sufficient to reasonably estimate a range of possible losses in this case. Therefore, we have not accrued a liability in our condensed consolidated financial statements. However, due to the inherent uncertainty of litigation, it is reasonably possible that such a loss could exist if future events unfold which are adverse to our current legal position.

We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of September 30, 2011, we do not have any liabilities accrued for any of the lawsuits mentioned above.

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

We entered into an agreement with White Sky to receive exclusivity on the sale of its ID Vault products. We amended the agreement in the year ended December 31, 2010. The agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers. Under the amended agreement, we are required to make royalty payments to White Sky in exchange for certain exclusivity on the sale of its ID Vault products. In April 2011, we further amended the agreement to make an advance payment of $1.3 million to satisfy the remaining required royalties for the year ending December 31, 2012. We also may make minimum payments in 2011 as a condition of maintaining exclusivity, and if we do not make those payments the exclusivity will lapse. The short term portion of the payment is included in prepaid expenses and other current assets and the long term portion of the payment is included in other assets in our condensed consolidated balance sheet.

11. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Deferred rent	$3,188	$2,415
Uncertain tax positions, interest and penalties not recognized	231	224
Accrued general and administrative expenses	22	144

	$3,441	$2,783

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

In July 2010, following the sale of Screening International, we prepaid the outstanding principal balance of the term loan portion of the Credit Agreement, and the term loan may not be re-drawn. We amended the Credit Agreement in the three months ended March 31, 2011, in connection with the share repurchase (see Note 14) to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of September 30, 2011, the outstanding balance of the revolving credit facility was $20.0 million, which is included as a current liability in our condensed consolidated balance sheet, and we have approximately $29.5 million in cash and equivalents on hand in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.

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

13. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2011 and 2010 was 39.0% and 37.8%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2011 and 2010 was relatively flat at 41.2% and 41.4%, respectively. The change from the comparable period is primarily due to increases in book expenses which are not deductible for income tax purposes.

In addition, the total liability for uncertain tax positions decreased by approximately $59 thousand in the three months ended September 30, 2011 and is unchanged from December 31, 2010. The short-term portion of the liability is included in accrued expenses and other current liabilities and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. In the three months ended September 30, 2011, we decreased penalties by $22 thousand as a result of a reduction to our uncertain tax positions. In the three months ended September 30, 2010, we recorded penalties of $97 thousand. We did not accrue penalties in the nine months ended September 30, 2011. In the nine months ended September 30, 2010, we recorded penalties of $316 thousand.

We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended September 30, 2011 we decreased interest by $5 thousand as a result of a reduction in our uncertain tax positions. In the three months ended September 30, 2010, we recorded interest of $25 thousand. In the nine months ended September 30, 2011 and 2010, we recorded interest of $7 thousand and $235 thousand, respectively.

14. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.

During the three months ended September 30, 2011, we did not repurchase any common stock. During the nine months ended September 30, 2011 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million. In the three and nine months ended September 30, 2010, we repurchased 50 thousand common shares at $8.62 a share resulting in an aggregate cost to us of $432 thousand. As of September 30, 2011, we had $20.0 million remaining under our share repurchase program, of which approximately $10.4 million is available for purchase as of September 30, 2011 under the terms of our Credit Agreement. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

Dividends

The following summarizes our dividend activity for the nine months ended September 30, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20

The following summarizes our dividend activity for the nine months ended September 30, 2010:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
August 12, 2010	August 31, 2010	September 10, 2010	$0.15

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of September 30, 2011, options to purchase 58 thousand shares were outstanding under the 1999 Plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock, and options to purchase 231 thousand shares are remaining to be granted. As of September 30, 2011, options to purchase 1.5 million shares are outstanding under the 2004 Plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and Stockholders in May 2011. As of September 30, 2011, we have 2.0 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 3.0 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total share-based compensation expense recognized for stock options in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2011 was $626 thousand and $1.8 million, respectively. Total share-based compensation expense recognized for stock options included in general and administrative expense in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2010 was $647 thousand and $1.9 million, respectively. Total share-based compensation expense recognized for stock options included in gain on disposal of discontinued operations in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2010 was $53 thousand.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2010	3,795,057	$5.79
Granted	150,000	13.74
Canceled and Forfeited	(886,075)	6.83
Exercised	(776,874)	5.50

Outstanding at September 30, 2011	2,282,108	$7.12	$16,252	7.26

Exercisable at September 30, 2011	505,928	$3.76	$1,904	4.85

There were no options granted during the three months ended September 30, 2011 and 2010. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the nine months ended September 30, 2011 and 2010 was $6.53 and $2.75, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $18.2 million and $21.3 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $236 thousand.

In the three months ended September 30, 2011, participants utilized a cash purchase, net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 1.3 million shares were exercised, of which the cumulative net shares issued to the participants were 522 thousand and 750 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as show in our condensed consolidated statement of cash flows, for this cash purchase, net withhold option exercise method was $7.3 million.

As of September 30, 2011, there was $4.7 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

Total share based compensation recognized for restricted stock units in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2011 was $1.2 million and $3.5 million, respectively. Total share based compensation recognized for restricted stock units in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2010 was $869 thousand and $2.4 million, respectively. Total share-based compensation expense recognized for restricted stock units included in gain on disposal of discontinued operations in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2010 was $78 thousand.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2010	1,943,808	$4.62
Granted	959,189	10.15
Canceled	(207,427)	5.11
Vested	(421,792)	5.11

Outstanding at September 30, 2011	2,273,778	$6.82	2.54

As of September 30, 2011, there was $12.1 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

15. Related Party Transactions

We have a minority investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three and nine months ended September 30, 2011, there was $650 thousand and $2.0 million, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs. For the three and nine months ended September 30, 2010, there was $375 thousand and $1.3 million, respectively, included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs. In April 2011, we amended this agreement and made an advance payment of $1.3 million to satisfy the remaining required royalties for the year ending December 31, 2012. The short term portion of the payment is included in prepaid expenses and other current assets and the long term portion of the payment is included in other assets in our condensed consolidated balance sheet.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves on our board of directors. We have entered into contracts with DMS that provide for services that assist us in monitoring credit on a daily and quarterly basis, as well as certain on-line credit analysis services. In connection with these agreements, we paid monthly installments totaling $230 thousand and $662 thousand for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010 we paid monthly installments totaling $216 thousand and $648 thousand, respectively. These amounts are included within cost of revenue and general and administrative expenses in the condensed consolidated statement of operations. As of September 30, 2011 and 2010, we owed DMS $142 thousand and $72 thousand, respectively. These amounts are included in accounts payable in our condensed consolidated balance sheet.

A family member of our executive vice president of operations is the president of RCS International, Inc. (“RCS”). We have entered into a contract with RCS to assist us in our Canadian fulfillment operations. In connection with these agreements, we paid monthly installments totaling $468 thousand and $1.3 million for the three and nine months ended September 30, 2011, respectively. We paid monthly installments totaling $395 thousand and $1.2 million for the three and nine months ended September 30, 2010, respectively. These amounts are included in cost of revenue in our condensed consolidated statement of operations.

16. Discontinued Operations

On July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling, pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale is subject to customary representations, warranties, indemnifications and an escrow account of $1.8 million for a period of one year after the closing date to satisfy any claims by Sterling under the Purchase Agreement. On July 19, 2011, we received the full escrow amount of approximately $1.8 million in cash from Sterling as part of the Purchase Agreement for the sale of SI. We recognized a gain of $5.9 million on the sale of our subsidiary in the year ended December 31, 2010.

The following table summarizes the operating results of the discontinued operations included in our condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$—	$1,060	$—	$12,907
Income (loss) before income taxes from discontinued operations	—	83	—	(158)
Income tax expense	—	(20)	—	(221)

Income (loss) from discontinued operations	—	63	—	(379)
Gain on disposal from discontinued operations	—	5,868	—	5,868
Net loss attributable to noncontrolling interest in discontinued operations	—	—	—	—

Income from discontinued operations	$—	$5,931	$—	$5,489

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

The following table sets forth segment information for the three and nine months ended September 30, 2011 and 2010:

	$167,674	$167,674	$167,674	$167,674
	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
Three Months Ended September 30, 2011
Revenue	$93,417	$604	$307	$94,328
Depreciation	2,473	4	21	2,498
Amortization	899	7	—	906
Income (loss) from continuing operations before income taxes	$7,785	$59	$(261)	$7,583
Three Months Ended September 30, 2010
Revenue	$88,627	$555	$144	$89,326
Depreciation	2,032	5	2	2,039
Amortization	1,387	7	—	1,394
Income (loss) from continuing operations before income taxes	$7,435	$(30)	$(369)	$7,036
Nine Months Ended September 30, 2011
Revenue	$276,449	$1,697	$712	$278,858
Depreciation	6,525	14	49	6,588
Amortization	2,902	21	—	2,923
Income (loss) from continuing operations before income taxes	$26,013	$(612)	$(933)	$24,468
Nine Months Ended September 30, 2010
Revenue	$271,051	$1,514	$375	$272,940
Depreciation	6,078	14	2	6,094
Amortization	5,550	20	—	5,570
Income (loss) from continuing operations before income taxes	$16,785	$(432)	$(1,138)	$15,215

	$148,884	$148,884	$148,884	$148,884

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
As of September 30, 2011
Property, plant and equipment, net	$23,381	$21	$241	$23,643

Total assets	$167,674	$3,718	$802	$172,194

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
As of December 31, 2010
Property, plant and equipment, net	$21,424	$23	$122	$21,569

Total assets	$148,884	$9,900	$3,843	$162,627

The principal geographic area of our revenue and assets from continuing operations is the United States.

18. Subsequent Events

On October 31, 2011, we received a settlement in the Virginia Litigation (See Note 10 for further information) of approximately $450 thousand in cash and title for two office condominiums and one real property parcel in Arizona, which will be included in our Form 10-K for the year ended December 31, 2011.

On November 9, 2011, we announced a cash dividend of $0.20 per share on our common stock, payable on December 9, 2011, to stockholders of record as of November 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain written and oral statements made by or on our behalf may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 16, 2011, and our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services, general economic conditions, including the effects of the recession in the U.S. and the worldwide economic slowdown, recent disruptions to the credit and financial markets in the U.S. and worldwide, economic conditions and the regulatory environment specific to our financial institutions clients, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on our business, specifically the consumer credit market and consumer products and marketing, the impact of competition, ability to continue our long-term business strategy including the ability to attract and retain qualified personnel and the uncertainty of economic conditions in general.

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

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients are principally credit card, demand deposit or mortgage issuing financial institutions, including many of the largest financial institutions in the United States and Canada. Our financial institution clients currently account for the majority of our existing subscriber base. We also are continuing our attempts to augment our client base through relationships with insurance companies, mortgage companies, brokerage companies, associations, travel companies, retail companies, Internet service providers, web and technology companies and other service providers with significant market presence and brand loyalty.

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

We continued our efforts to market our consumer products and services directly to consumers. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email. We expect to continue our investment in marketing in our direct to consumer business.

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

The classification of a client relationship as direct, indirect or shared is based on whether we or the client pay the marketing expenses. Our accounting policies for revenue recognition, however, are not based on the classification of a client arrangement as direct, indirect or shared. We look to the specific client arrangement to determine the appropriate revenue recognition policy, as discussed in detail in Note 2 to our condensed consolidated financial statements. In the past, we have purchased from clients certain customer portfolios, including the rights to future cash flows. We typically classify the post-purchase customer portfolio as a direct marketing arrangement regardless of how it may have been characterized prior to purchase because we receive all future revenues and bear all associated risks and expenses for these customers following the purchase transaction.

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that, after termination of the contract, we may continue to provide our services to existing subscribers, for periods ranging from two years to no specific termination period, under the terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. See Part II, Item 1A. “Risk Factors.”

Bank of America has indicated that it intends to cease new marketing of certain third party services, including our identity theft protection services. As a result of Bank of America’s cessation of new marketing, we do not expect to obtain new subscribers or new subscriber revenue through Bank of America after December 31, 2011, except for an immaterial number of new subscribers and non-subscriber customers for limited services of ours that Bank of America intends to continue to offer. We also expect a reduction in marketing and commissions expenses through at least December 31, 2012, as a result of the termination of new marketing with Bank of America. During the three months ended September 30, 2011, we added 157 thousand new subscribers under our agreement with Bank of America. We expect to continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, under the financial and other applicable terms and conditions that are currently in effect. See Part II, Item 1A. “Risk Factors.”

The following table details other selected subscriber and financial data.

Other Data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Subscribers at beginning of period	4,742	4,107	4,150	4,301
Reclassed subscribers	—	—	148	—
New subscribers — indirect	398	251	1,218	671
New subscribers — direct (1)	274	289	932	1,054
Cancelled subscribers within first 90 days of subscription	(133)	(144)	(460)	(587)
Cancelled subscribers after first 90 days of subscription	(387)	(402)	(1,094)	(1,338)

Subscribers at end of period	4,894	4,101	4,894	4,101

Non-Subscriber Customers	4,734	3,571	4,734	3,571
Transactional and Other	7	226	7	226

Total Customers at end of period	9,635	7,898	9,635	7,898

(1)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

During the nine months ended September 30, 2011, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above. The changes in our criteria include, but are not limited to (1) adjustments to the definition of Subscribers, resulting in approximately 148 thousand customers being reclassified into our Subscriber count, (2) inclusion of a Non-Subscriber Customers count, and (3) inclusion of a total Customers count which adds together Subscribers and Non-Subscriber Customers. During the period ending September 30, 2011, we further refined the presentation of Other Data above by removing the calculations of Customer revenue and Marketing and commissions associated with customer revenue. These changes were made as our level of revenue, marketing expense and commission expense not associated with Customer revenue has decreased to an immaterial amount as a result of our strategic focus on our core identity theft protection business.

Non-Subscriber Customers include consumers who receive or are eligible for certain limited versions of our products and services as benefits of their accounts with our clients. Non-Subscriber Customers also includes consumers for whom we provide limited administrative services in connection with their transfer from a client’s prior service provider. We generate an immaterial percentage of our revenue from Non-Subscriber Customers. We expect that our Non-Subscriber Customer counts may be more volatile from period to period than Subscriber counts. We expect a significant decrease in Nonsubscriber Customer counts during the first quarter of 2012, due to the expected cancellation by one of our clients of customers recently transferred from the client’s prior service provider.

For the nine months ended September 30, 2011, both Subscribers and New Subscribers — indirect include Subscribers that are new to us and originally initiated their enrollments when a client was using a different service provider. As such, they may have different retention characteristics than our typical new Subscribers. During the nine months ended September 30, 2011, certain of our clients changed their customer billing and cancellation practices related to our products. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. We currently have 251 thousand subscribers on billing hold, as of September 30, 2011, who will either cancel or convert to subscriber status. These subscribers are not being billed and, therefore, the potential cancellations of any of these subscribers would not impact our revenue. These potential cancellations may be partially or completely offset by conversions of non-subscriber customers to subscriber status as a result of new marketing campaigns associated with these modified client billing practices.

We expect a decrease in our Subscriber and new Subscriber — direct counts starting in the fourth quarter of 2011 due primarily to the previously discussed cessation of new marketing with Bank of America. We expect this decline will continue through at least December 31, 2012. In the three months ended September 30, 2011, we added 157 thousand new subscribers under our agreement with Bank of America.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2011 and December 31, 2010 were $940 thousand and $1.2 million, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Monthly Subscription Products

We generate revenue from other types of subscription based products and transactional sales provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers, on a monthly or transactional basis. We also recognize revenue from providing management service solutions, offered by Captira Analytical, on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2011, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit and there is no goodwill remaining in our other reporting units.

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

Deferred Subscription Solicitation and Advertising

Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs, such as broadcast media, the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are amortized on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years, which is the average expected life of customers. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions is included in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statement of operations.

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

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. Prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September 2010, we paid quarterly cash dividends on our common stock. We had grants in the nine months ended September 30, 2011 and applied a dividend yield. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.

Expected Volatility. In 2010, we revised our estimation method for calculating expected volatility. For the nine months ended September 30, 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. For the nine months ended September 30, 2011, the expected volatility of options granted was estimated based upon our historical share price volatility. We will continue to review our estimate in the future.

Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term. The expected term of options granted during the three and nine months ended September 30, 2011 and 2010 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued during the three and nine months ended September 30, 2011 and 2010, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience.

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

Accounting Standards Updates Not Yet Effective

In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructurings for public entities will be coordinated. Currently, that guidance is indefinitely deferred for public entities. We will adopt the provisions of this update once it is effective and do not anticipate a material impact to our condensed consolidated financial statements.

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

In September 2011, an update was made to “Intangibles — Goodwill and Other”. This update is intended to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are evaluating the impact of the adoption of this update, if any, to our condensed consolidated financial statements.

Results of Continuing Operations

We have three reportable segments with continuing operations through the period ended September 30, 2011. In 2010, we changed our segment reporting by realigning a portion of our Other segment into the Consumer Products and Services segment. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Three Months Ended September 30, 2011
Revenue	$93,417	$604	$307	$94,328
Operating expenses:
Marketing	8,706	—	—	8,706
Commissions	26,549	—	—	26,549
Cost of revenue	29,122	166	16	29,304
General and administrative	17,818	368	531	18,717
Depreciation	2,473	4	21	2,498
Amortization	899	7	—	906

Total operating expenses	85,567	545	568	86,680

Income (loss) from continuing operations	$7,850	$59	$(261)	$7,648

Three Months Ended September 30, 2010
Revenue	$88,627	$555	$144	$89,326
Operating expenses:
Marketing	11,828	—	—	11,828
Commissions	28,731	—	—	28,731
Cost of revenue	21,382	135	11	21,528
General and administrative	15,086	438	500	16,024
Depreciation	2,032	5	2	2,039
Amortization	1,387	7	—	1,394

Total operating expenses	80,446	585	513	81,544

Income (loss) from continuing operations	$8,181	$(30)	$(369)	$7,782

Consumer Products and Services Segment

Our income from continuing operations in our Consumer Products and Services segment slightly decreased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This is primarily due to increased cost of revenue due to an increase in the effective rates for data and increased data fulfillment and service costs for new subscribers from a new client. This was partially offset by growth in subscribers from indirect marketing arrangements and our direct to consumer business, as well as decreased marketing expenses in our direct subscription business.

	Three Months Ended September 30,
	2011	2010	Difference	%
Revenue	$93,417	$88,627	$4,790	5.4%
Operating expenses:
Marketing	8,706	11,828	(3,122)	(26.4)%
Commissions	26,549	28,731	(2,182)	(7.6)%
Cost of revenue	29,122	21,382	7,740	36.2%
General and administrative	17,818	15,086	2,732	18.1%
Depreciation	2,473	2,032	441	21.7%
Amortization	899	1,387	(488)	(35.2)%

Total operating expenses	85,567	80,446	5,121	6.4%

Income from continuing operations	$7,850	$8,181	$(331)	(4.0)%

Revenue. The increase in revenue is primarily the result of new subscribers from indirect marketing arrangements from a new client and from existing clients, and increased revenue from our direct to consumer business. This was partially offset by a reduction in revenue from our prepaid commission arrangements and from our direct marketing arrangements due in part to changes in customer billing practices by certain of our financial institution clients. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 82.9% for the three months ended September 30, 2011 from 89.9% in the three months ended September 30, 2010.

Total subscriber additions for the three months ended September 30, 2011 were 672 thousand compared to 540 thousand in the three months ended September 30, 2010. As discussed above, as a result of Bank of America’s decision to cease new marketing, we expect our rate of subscriber additions to remain flat or decline for 2012. As a result of the loss of new subscribers and anticipated historic attrition of our existing subscriber base, we further expect our revenue to decline for 2012.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended September 30,
	2011	2010
Percentage of subscribers from direct marketing arrangements to total subscribers	50.9%	59.2%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	40.8%	53.6%
Percentage of revenue from direct marketing arrangements to total Customer revenue	82.9%	89.9%

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing expense is primarily a result of a decrease in marketing for our direct subscription business with existing clients, partially offset by an increase in direct response marketing for our direct to consumer business from the comparable period. We expect our marketing expenses to decline in future quarters due to the previously mentioned cessation of new marketing with Bank of America. Amortization of deferred subscription solicitation costs related for the three months ended September 30, 2011 and 2010 were $7.7 million and $10.4 million, respectively. Marketing costs expensed as incurred for the three months ended September 30, 2011 and 2010 were $1.0 million and $1.4 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 9.3% for the three months ended September 30, 2011 from 13.3% for the three months ended September 30, 2010.

Commissions Expenses. Commissions expenses consist of commissions paid to our clients. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. This was partially offset by an increase in the effective rates for commissions. We expect our commissions expenses to decline in future quarters due to the previously mentioned cessation of new marketing with Bank of America.

As a percentage of revenue, commission expenses decreased to 28.4% for the three months ended September 30, 2011 from 32.4% for the three months ended September 30, 2010.

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

As a percentage of revenue, cost of revenue increased to 31.2% for the three months ended September 30, 2011 compared to 24.1% for the three months ended September 30, 2010, as a result of an increase in data cost rates.

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

Total share based compensation expense for the three months ended September 30, 2011 and 2010 was $1.8 million and $1.5 million, respectively. In addition, in the three months ended September 30, 2011 and 2010 we incurred compensation expense of $454 thousand and $291 thousand, respectively, for payments to restricted stock holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 19.1% for the three months ended September 30, 2011 from 17.0% for the three months ended September 30, 2010.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to new assets placed in service during previous quarters.

As a percentage of revenue, depreciation expenses increased to 2.7% for the three months ended September 30, 2011 from 2.3% for the three months ended September 30, 2010. We expect depreciation expense to increase as a percentage of revenue in 2011, and possibly thereafter, due to new assets placed into service during previous quarters.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of our customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses decreased to 1.0% for the three months ended September 30, 2011 from 1.6% for the three months ended September 30, 2010.

Online Brand Protection Segment

Our loss from continuing operations in our Online Brand Protection segment decreased to income from continuing operations of $59 thousand for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to a decrease in general and administrative costs associated with our ongoing litigation.

	Three Months Ended September 30,
	2011	2010	Difference	%
Revenue	$604	$555	$49	8.8%
Operating expenses:
Cost of revenue	166	135	31	23.0%
General and administrative	368	438	(70)	(16.0)%
Depreciation	4	5	(1)	(20.0)%
Amortization	7	7	—	0.0%

Total operating expenses	545	585	(40)	(6.8)%

Income (Loss) from continuing operations	$59	$(30)	$89	296.7%

Revenue. Revenue increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to higher pricing for existing clients.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue increased slightly for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

As a percentage of revenue, cost of revenue increased to 27.5% for the three months ended September 30, 2011 compared to 24.3% for the three months ended September 30, 2010.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, finance, and program and account functions. The decrease in general and administrative expenses is primarily due to a reduction in legal fees associated with our ongoing litigation.

As a percentage of revenue, general and administrative expenses decreased to 60.9% for the three months ended September 30, 2011 from 78.9% for the three months ended September 30, 2010.

Bail Bonds Industry Solutions Segment

Our loss from continuing operations in our Bail Bonds Industry Solutions Segment decreased for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease in loss from operations is driven by growth in revenue partially offset by increased operating expenses.

	Three Months Ended September 30,
	2011	2010	Difference	%
Revenue	$307	$144	$163	113.2%
Operating expenses:
Cost of revenue	16	11	5	45.5%
General and administrative	531	500	31	6.2%
Depreciation	21	2	19	950.0%

Total operating expenses	568	513	55	10.7%

Loss from continuing operations	$(261)	$(369)	$108	29.3%

Revenue. The increase in revenue is the result of revenue from new clients.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased slightly for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

As a percentage of revenue, cost of revenue was 5.2% for the three months ended September 30, 2011 compared to 7.6% for the three months ended September 30, 2010.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, and program and account functions. The increase in general and administrative expenses is primarily due to an increase in payroll costs.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. The increase in depreciation expense is primarily due to new assets placed into service in previous quarters.

As a percentage of revenue, depreciation expense increased to 6.8% for the three months ended September 30, 2011 compared to 1.4% for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Nine Months Ended September 30, 2011
Revenue	$276,449	$1,697	$712	$278,858
Operating expenses:
Marketing	27,757	—	—	27,757
Commissions	81,792	—	—	81,792
Cost of revenue	82,031	465	45	82,541
General and administrative	49,181	1,809	1,551	52,541
Depreciation	6,525	14	49	6,588
Amortization	2,902	21	—	2,923

Total operating expenses	250,188	2,309	1,645	254,142

Income (loss) from continuing operations	$26,261	$(612)	$(933)	$24,716

Nine Months Ended September 30, 2010
Revenue	$271,051	$1,514	$375	$272,940
Operating expenses:
Marketing	41,615	—	—	41,615
Commissions	89,335	—	—	89,335
Cost of revenue	66,123	441	46	66,610
General and administrative	43,649	1,471	1,465	46,585
Depreciation	6,078	14	2	6,094
Amortization	5,550	20	—	5,570

Total operating expenses	252,350	1,946	1,513	255,809

Income (loss) from continuing operations	$18,701	$(432)	$(1,138)	$17,131

Consumer Products and Services Segment

Our income from continuing operations in our Consumer Products and Services segment increased in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This is primarily due to growth in subscribers from indirect marketing arrangements and growth in revenue from existing clients, as well as decreased marketing expenses in our direct subscription business and direct to consumer business. This was partially offset by increased cost of revenue due to an increase in the effective rates for data, as well as fulfillment and service costs for new subscribers.

	Nine Months Ended September 30,
	2011	2010	Difference	%
Revenue	$276,449	$271,051	$5,398	2.0%
Operating expenses:
Marketing	27,757	41,615	(13,858)	(33.3)%
Commissions	81,792	89,335	(7,543)	(8.4)%
Cost of revenue	82,031	66,123	15,908	24.1%
General and administrative	49,181	43,649	5,532	12.7%
Depreciation	6,525	6,078	447	7.4%
Amortization	2,902	5,550	(2,648)	(47.7)%

Total operating expenses	250,188	252,350	(2,162)	(0.9)%

Income from continuing operations	$26,261	$18,701	$7,560	40.4%

Revenue. The increase in revenue is primarily the result of new subscriber growth from indirect marketing arrangements from a new client and from existing clients, and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. This was partially offset by a reduction in revenue from our prepaid commission arrangements and from our direct marketing arrangements due in part to changes in customer billing practices by certain of our financial institution clients. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 85.8% for the nine months ended September 30, 2011 from 89.1% in the nine months ended September 30, 2010.

Total subscriber additions for the nine months ended September 30, 2011 were 2.2 million compared to 1.7 million in the nine months ended September 30, 2010. As discussed above, as a result of Bank of America’s decision to cease new marketing, we expect our rate of subscriber additions to remain flat or decline for 2012. As a result of the loss of new subscribers and anticipated historic attrition of our existing subscriber base, we further expect our revenue to decline for 2012.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Nine Months Ended September 30,
	2011	2010
Percentage of subscribers from direct marketing arrangements to total subscribers	50.9%	59.2%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	43.4%	61.1%
Percentage of revenue from direct marketing arrangements to total Customer revenue	85.8%	89.1%

The percentage of new subscribers acquired from direct marketing arrangements to total new subscribers was negatively influenced in the nine months ended September 30, 2011 by the conversion of a portfolio of subscribers from an indirect marketing arrangement. Therefore, the results of this metric as of September 30, 2011 may not be indicative of future period performance.

Marketing Expenses. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients and a decrease in direct response marketing for our direct to consumer business. We expect our marketing expenses to decline in future quarters due to the previously mentioned cessation of new marketing with Bank of America Amortization of deferred subscription solicitation costs related for the nine months ended September 30, 2011 and 2010 were $25.0 million and $34.0 million, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2011 and 2010 were $2.8 million and $7.5 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 10.0% for the nine months ended September 30, 2011 from 15.4% for the nine months ended September 30, 2010.

Commissions Expenses. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. This was partially offset by an increase in the effective rates for commissions. We expect our commissions expenses to decline in future quarters due to the previously mentioned cessation of new marketing with Bank of America.

As a percentage of revenue, commission expenses decreased to 29.6% for the nine months ended September 30, 2011 from 33.0% for the nine months ended September 30, 2010.

Cost of Revenue. The increase in cost of revenue is primarily the result of an increase in the effective rates for data and increased data fulfillment and service costs for new subscribers from a new client. We expect increased data rates to continue.

As a percentage of revenue, cost of revenue increased to 29.7% for the nine months ended September 30, 2011 compared to 24.4% for the nine months ended September 30, 2010, as a result of an increase in data cost rates.

General and Administrative Expenses. The increase in general and administrative expenses is primarily related to increased payroll and facilities expense associated with additional office space obtained in 2011, partially offset by a decrease in professional fees.

Total share-based compensation expense in our consolidated statements of operations for the nine months ended September 30, 2011 and 2010 was $5.3 million and $4.3 million, respectively. In addition, in the nine months ended September 30, 2011 and 2010 we incurred compensation expense of $1.2 million and $291 thousand, respectively, for payments to restricted stock holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 17.8% for the nine months ended September 30, 2011 from 16.1% for the nine months ended September 30, 2010.

Depreciation. Depreciation expense increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to new assets placed in service.

As a percentage of revenue, depreciation expense was 2.4% for the nine months ended September 30, 2011 as compared to 2.2% for the nine months ended September 30, 2010. We expect depreciation expense to increase as a percentage of revenue in 2011, and possibly thereafter, due to new assets placed into service during the previous quarters.

Amortization. The decrease in amortization expense is due to a reduction in amortization of our customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses decreased to 1.1% for the nine months ended September 30, 2011 from 2.0% for the nine months ended September 30, 2010.

Online Brand Protection Segment

Our loss from continuing operations in our Online Brand Protection segment increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to increased general and administrative costs associated with our ongoing litigation.

	Nine Months Ended September 30,
	2011	2010	Difference	%
Revenue	$1,697	$1,514	$183	12.1%
Operating expenses:
Cost of revenue	465	441	24	5.4%
General and administrative	1,809	1,471	338	23.0%
Depreciation	14	14	—	0.0%
Amortization	21	20	1	5.0%

Total operating expenses	2,309	1,946	363	18.7%

Loss from continuing operations	$(612)	$(432)	$180	41.7%

Revenue. The increase in revenue is the result of revenue from new and existing clients. The growth in existing clients is due to higher pricing for ongoing services.

Cost of Revenue. Cost of revenue increased slightly for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

As a percentage of revenue, cost of revenue was 27.4% for the nine months ended September 30, 2011 compared to 29.1% for the nine months ended September 30, 2010.

General and Administrative Expenses. The increase in general and administrative expenses is due to legal fees associated with our ongoing litigation.

As a percentage of revenue, general and administrative expenses was 106.6% for the nine months ended September 30, 2011 compared to 97.2% for the nine months ended September 30, 2010.

Bail Bonds Industry Solutions Segment

Our loss from continuing operations in our Bail Bonds Industry Solutions Segment decreased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease in loss from operations is primarily driven by growth in revenue, partially offset by an increase in operating expenses.

	Nine Months Ended September 30,
	2011	2010	Difference	%
Revenue	$712	$375	$337	89.9%
Operating expenses:
Cost of revenue	45	46	(1)	(2.2)%
General and administrative	1,551	1,465	86	5.9%
Depreciation	49	2	47	2,350.0%

Total operating expenses	1,645	1,513	132	8.7%

Loss from continuing operations	$(933)	$(1,138)	$205	18.0%

Revenue. The increase in revenue is the result of revenue from new clients.

Cost of Revenue. Cost of revenue decreased slightly for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

As a percentage of revenue, cost of revenue was 6.3% for the nine months ended September 30, 2011 compared to 12.3% for the nine months ended September 30, 2010.

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to increased payroll costs.

Depreciation. The increase in depreciation expense is primarily due to an increase in assets placed into service in the nine months ended September 30, 2011.

As a percentage of revenue, depreciation expense increased to 6.9% for the nine months ended September 30, 2011 compared to 0.5% for the nine months ended September 30, 2010.

Interest Expense

Interest expense from continuing operations decreased to $190 thousand for the three months ended September 30, 2011 from $527 thousand for the three months ended September 30, 2010. Interest expense from continuing operations decreased to $506 thousand for the nine months ended September 30, 2011 from $1.7 million for the nine months ended September 30, 2010. The decrease in interest expense for the three and nine months ended September 30, 2011 is primarily attributable to a decrease in interest expense on our outstanding debt balance and reductions in our uncertain tax positions, on which interest expense is recorded, in the comparable period.

Other Income (Expense)

Other income from continuing operations increased to $124 thousand for the three months ended September 30, 2011 from expense of $224 thousand for the three months ended September 30, 2010. Other income from continuing operations increased to $251 thousand for the nine months ended September 30, 2011 from expense of $274 thousand for the nine months ended September 30, 2010. This is primarily attributable to an increase in foreign currency translation gains resulting from exchange rate fluctuations over the period and the discontinuance of a cash flow hedge in the comparable period which resulted in the reclassification of an interest rate swap into earnings.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2011 and 2010 was 39.0% and 37.8%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2011 and 2010 was relatively flat at 41.2% and 41.4%, respectively. The change from the comparable period is primarily due to increases in book expenses which are not deductible for income tax purposes.

In addition, the total liability for uncertain tax positions decreased by approximately $59 thousand in the three months ended September 30, 2011 and is unchanged from December 31, 2010. The short-term portion of the liability is included in accrued expenses and other current liabilities and the long-term portion is included in other long-term liabilities in the condensed consolidated balance sheet. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. In the three months ended September 30, 2011, we decreased penalties by $22 thousand as a result of a reduction to our uncertain tax positions. In the three months ended September 30, 2010, we recorded penalties of $97 thousand. We did not accrue penalties in the nine months ended September 30, 2011. In the nine months ended September 30, 2010, we recorded penalties of $316 thousand.

We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended September 30, 2011 we decreased interest by $5 thousand as a result of a reduction in our uncertain tax positions. In the three months ended September 30, 2010, we recorded interest of $25 thousand. In the nine months ended September 30, 2011 and 2010, we recorded interest of $7 thousand and $235 thousand, respectively.

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

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$—	$1,060	$—	$12,907
Income (loss) before income taxes from discontinued operations	—	83	—	(158)
Income tax expense	—	(20)	—	(221)

Income (loss) from discontinued operations	—	63	—	(379)
Gain on disposal from discontinued operations	—	5,868	—	5,868
Net loss attributable to noncontrolling interest in discontinued operations	—	—	—	—

Income from discontinued operations	$—	$5,931	$—	$5,489

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $29.5 million as of September 30, 2011 compared to $14.5 million as of December 31, 2010. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

As of December 31, 2010 we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which were classified as short-term investments in our consolidated financial statements. We redeemed all of our U.S. treasury securities in the three months ended March 31, 2011.

Our accounts receivable balance as of September 30, 2011 was $22.0 million compared to $19.2 million as of December 31, 2010. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $24.6 million as of September 30, 2011 compared to $30.5 million as of December 31, 2010. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments and interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Nine Months Ended September 30,
	2011	2010	Difference
	(In thousands)
Cash flows provided by operating activities	$27,473	$33,070	$(5,597)
Cash flows (used in) provided by investing activities	(805)	5,837	(6,642)
Cash flows used in financing activities	(11,589)	(22,985)	11,396
Effect of exchange rate changes on cash and cash equivalents	—	14	(14)

Net increase in cash and cash equivalents	15,079	15,936	(857)
Cash and cash equivalents, beginning of year	14,453	12,394	2,059

Cash and cash equivalents, end of year	$29,532	$28,330	$1,202

The decrease in cash flows provided by operations was primarily the result of an increase in earnings from continuing operations, partially offset by an increase in accounts receivable, an increase in income tax payments, and the advance payment of remaining royalties due under a commercial agreement with a related party. Cash paid for deferred subscription solicitation decreased in the nine months ended September 30, 2011 from the comparable period. In the nine months ended September 30, 2011, cash flows used in operations for deferred subscription solicitation costs was $28.1 million as compared to $38.4 million in the nine months ended September 30, 2010. If we consent to the specific requests from clients to incur higher solicitation costs and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of, or changes in, the relationships with one or more of our clients.

On July 19, 2011, we received the full escrow amount of approximately $1.8 million in cash from Sterling Infosystems as part of the Purchase Agreement for the sale of Screening International.

The increase in cash flows used in investing activities for the nine months ended September 30, 2011 was primarily attributable to an increase in cash purchases of property and equipment, partially offset by the cash proceeds received from the redemption of our short-term investment and proceeds from reimbursement of asset development costs. In the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, net cash from investing activities declined due to cash received, net of the $1.8 million escrow received on July 19, 2011, on the sale of discontinued operations in July 2010.

The decrease in cash flows used in financing activities for nine months ended September 30, 2011 was primarily due to a reduction in long-term debt repayments, partially offset by an increase in cash dividends paid on common shares and withholding tax payments, net of estimated tax benefit, on vesting of restricted stock and stock options exercised. We borrowed $20.0 million from our Credit Agreement to repurchase approximately 1.7 million common shares at an aggregate cost to us of $19.6 million during the three months ended March 31, 2011. If we consent to purchase certain subscriber portfolios from one or more of our clients, we may need to raise additional funds in the future in order to complete these transactions and, operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could materially adversely affect our business, strategy and financial condition, including losses of, or changes in, the relationships with some of our clients or subscribers.

The following summarizes our dividend activity for the nine months ended September 30, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20

On November 9, 2011, we announced a cash dividend of $0.20 per share on our common stock, payable on December 9, 2011, to stockholders of record as of November 30, 2011.

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

In July 2010, following the sale of Screening International, we prepaid the outstanding principal balance of the term loan portion of the Credit Agreement, and the term loan may not be re-drawn. We amended the Credit Agreement in the three months ended March 31, 2011 in connection with the share repurchase to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of September 30, 2011, the outstanding balance of the revolving credit facility was $20.0 million, which is included as a current liability in our condensed consolidated balance sheet, and we have approximately $29.5 million in cash and equivalents in our condensed consolidated balance sheet in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.

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

We are currently in discussions with various lenders, including Bank of America, N.A., in order to replace our existing credit facility with one or more new facilities prior to the maturity date of our existing facility. Although we believe we can do so on terms at least as favorable as the current facility; however, such terms will be subject to market conditions which may change significantly. We expect to close on a replacement credit facility or extend our existing facility for an additional year in the three months ended December 31, 2011. In the event that we are unable to either close on a replacement facility or extend our existing facility, we believe we have sufficient cash on hand to pay off our existing facility as required at maturity.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.

During the three months ended September 30, 2011, we did not repurchase any common stock. During the nine months ended September 30, 2011 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million. We did not repurchase any common stock in the three and nine months ended September 30, 2010. As of September 30, 2011, we had $20.0 million remaining under our share repurchase program, of which approximately $10.4 million is available for purchase as of September 30, 2011 under the terms of our Credit Agreement. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

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

On April 18, 2011, we entered into a first amendment of the second amended and restated distribution agreement with White Sky, Inc. Additionally, we amended the agreement to make an advance payment of $1.3 million to satisfy the remaining required royalties for the year ending December 31, 2012. We also may make minimum payments in 2011 as a condition of maintaining exclusivity, and if we do not make those payments the exclusivity will lapse. The short term portion of the payment is included in prepaid expenses and other current assets and the long term portion of the payment is included in other assets in our condensed consolidated balance sheet.

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

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also seeks a declaration that NEI is not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, we are seeking unspecified compensatory, consequential and punitive damages, among other relief. On July 2, 2009, Mr. Loomis filed a motion to dismiss certain of our claims. On July 24, 2009, Mr. Loomis’ motion to dismiss our claims was denied in its entirety. Mr. Loomis also asserted counterclaims for an unspecified amount not less than $10,350,000, alleging that NEI breached the employment agreement by terminating him without cause and breached the stock purchase agreement by preventing him from running NEI in such a way as to earn certain earn-out amounts. On January 14, 2010, we settled all claims with Mr. Loomis and his sister, co-defendant Jenni Loomis. On January 26, 2010, prior to final documentation of the settlement and transfer of the funds, Mr. Loomis filed for bankruptcy in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”). The Virginia litigation thus was automatically stayed as related to Mr. Loomis. In furtherance of our efforts to enforce the settlement agreement, we obtained a stay of the case as related to Jenni Loomis as well. On April 22, 2010, the Bankruptcy Court granted our motion to modify the stay to permit us to seek a declaration from the U.S. District Court for the Eastern District of Virginia that the settlement was enforceable. We made a motion in the U.S. District Court to enforce the settlement agreement. On November 3, 2010, the U.S. District Court denied our motion, and ordered the parties to report in fourteen days on whether the automatic stay had been lifted by the Bankruptcy Court to allow the U.S. District Court to proceed with trial. On January 26, 2011, the Bankruptcy Court lifted the automatic stay, and the U.S. District Court for the Eastern District of Virginia scheduled a trial to commence on May 2, 2011. Prior to the trial date, the parties, along with various related non-parties, entered into a settlement agreement resolving all claims in this matter. The settlement was approved by the Bankruptcy Court, and subsequent to the end of the quarter we closed the transactions contemplated by the settlement. Pursuant to the settlement, we received a combination of cash and title to two office condominiums and one real property parcel. In accordance with the settlement agreement, a stipulation of dismissal of the Virginia Litigation then was filed.

On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America, NA, Banc of America Insurance Services, Inc., BA Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleges various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff has appealed the District Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. The parties have filed their briefs with the Court of Appeals and a decision is pending. The information available to us at this time does not indicate that a loss is probable and is not sufficient to reasonably estimate a range of possible losses in this case. Therefore, we have not accrued a liability in our condensed consolidated financial statements. However, due to the inherent uncertainty of litigation it is reasonably possible that such a loss could exist if future events unfold which are adverse to our current legal position.

On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. Defendants filed answers to the complaint on May 24, 2010. On April 19, 2011, an amended complaint was filed. In the amended complaint, the original named plaintiff was withdrawn from the case, and three new plaintiffs were added. On June 10, 2011, Intersections filed a motion to stay the litigation pursuant to arbitration agreements with each of the Plaintiffs. The U.S. District Court granted our motion as to two of the three named plaintiffs, and took the motion under advisement as to the third plaintiff pending a hearing scheduled for January, 2012. On October 27, 2011, the third plaintiff dismissed his claims against us without prejudice. As a result there are no claims in this case currently pending against us.

On July 19, 2011, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc. and Bank of America Corporation in Los Angeles Superior Court alleging various claims based on the sale of an accidental death and disability program. The case has been removed to the U.S. District Court for the Central District of California. On or about October 19, 2011, the plaintiffs served us with an amended complaint. We currently are investigating the claims. The information available to us at this time does not indicate that a loss is probable and is not sufficient to reasonably estimate a range of possible losses in this case. Therefore, we have not accrued a liability in our condensed consolidated financial statements. However, due to the inherent uncertainty of litigation, it is reasonably possible that such a loss could exist if future events unfold which are adverse to our current legal position.

Item 1A. Risk Factors

A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Other than the additional or modified risk factors described below, no material changes in risk factors occurred during the third quarter of 2011. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.

We historically have depended upon a few clients to derive a significant portion of our revenue.

Revenue from subscribers obtained through our largest clients — Bank of America, Citibank, Capital One, and Discover— as a percentage of our total revenue was 75.7% in 2009 and 72.5% in 2010. The loss of any of our key clients could have a material adverse effect on our results of operations. For example, our client Discover terminated its indirect agreement with us, effective September 1, 2008. Upon termination of that agreement, we ceased providing services to Discover customers governed by that agreement. In 2008, Discover customers governed by that agreement accounted for approximately 8% of our revenue. Bank of America has indicated to us that it intends to cease new marketing of our services under its direct and shared arrangements with us no later than December 31, 2011. We do not expect to obtain new subscribers through Bank of America after December 31, 2011, except for an immaterial number of new subscribers and non-subscriber customers for limited services of ours that Bank of America intends to continue to offer. As a result, we expect a decrease in revenue through at least December 31, 2012.

If one or more of our agreements with clients were to be terminated or expire, or one or more of our clients were to reduce or change the marketing of our services, we would lose access to prospective subscribers, and could lose access to existing subscribers, which could have a material adverse effect on our business.

Many of our key client relationships are governed by agreements that may be terminated without cause by our clients upon short notice without penalty. Under many of these agreements, our clients may cease, reduce or change their marketing of our services in their discretion, which might cause us to lose access to prospective subscribers and significantly reduce our revenue and operating profit. In addition, certain of our largest clients have used the short term nature of our agreements as a means to re-negotiate lower prices with us over the last few months, which has materially impacted our gross margin and operating profit. We cannot assure you that this will not continue in the future.

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, under the terms in effect at the time of termination. We cannot guarantee, however, that there will be no changes or actions, by our clients or otherwise, that materially interfere with or limit our ability to continue to provide our services to those subscribers or receive the related revenue. Interference with or disruption of our ability to provide our services to some or all of those subscribers, or receive the related revenue, may have a material adverse effect on our operations, financial results and liquidity.

Bank of America has indicated that it intends to cease new marketing of certain third party services, including our identity theft protection services. As a result of Bank of America’s cessation of new marketing, we do not expect to obtain new subscribers or new subscriber revenue through Bank of America after December 31, 2011, except for an immaterial number of new subscribers and non-subscriber customers for limited services of ours that Bank of America intends to continue to offer. We expect to continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, under the financial and other applicable terms and conditions that are currently in effect. There can be no assurances, however, that Bank of America will not make changes to its practices or policies or take other actions that interfere with or limit our ability to provide our services to the existing subscribers or receive the related revenue. Any change or action that interferes with our ability to provide our services or receive some or all of the related revenue could have a material adverse effect on our operating results, financial condition and liquidity.

Under certain of our agreements, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions after time periods ranging from immediately after termination of the contract to three years after termination. For example, this occurred when Discover terminated its indirect agreement with us effective September 1, 2008.

Clients under most contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Further, upon termination or expiration of a client contract, we may enter into a transition agreement with the client that modifies the original terms of the agreement.

Our financial institution clients are subject to increasing government regulation, class action litigation and public scrutiny, and these activities, or actions taken by our clients in response to them, could impede our ability to market and provide our services and have a material adverse effect on our business.

We believe that our financial institution clients are and will continue to be the subject of increased review and scrutiny by government regulators, private plaintiffs and the public, including review of their credit card, demand deposit account, mortgage account or other policies and practices, or the offering of fee-based services like ours. From time to time we provide information to our financial institution clients in order to respond to regulatory inquiries or lawsuits, may receive subpoenas or other requests for information from regulatory authorities or litigation parties, and may be involved in related actions. In response to these inquiries or actions, our financial institution clients may take voluntary actions, or actions directed by regulatory or legal authorities, that have a direct or indirect affect on our services or ability to receive or retain related revenue, which may have a material adverse effect on our operations or financial results.

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

INTERSECTIONS INC.

Date: November 9, 2011	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer