Form 10-K/A
period 2010-12-31
INTERSECTIONS INC
filed 2011-11-18
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 005-50580

INTERSECTIONS INC.

(Exact name of registrant as specified in the charter)

Delaware	54-1956515
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3901 Stonecroft Boulevard,	20151
Chantilly, Virginia	(Zip Code)
(Address of principal executiveoffice)

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

Explanatory Note:

Intersections Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 (the “Original Report”) to amend and restate in its entirety Item 8 of Part II to include a properly signed report by the Company’s independent registered public accounting firm pursuant to Rule 2-02(a) of Regulation S-X.

No other changes have been made to the Original Report, or to the financial statements or the Company’s financial results for the year ended December 31, 2010. This Amendment speaks as of the original filing date of the Original Report, does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report, or subsequent to any periods for which disclosure was otherwise provided in the Original Report. Accordingly, this Amendment on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing date of the Original Report, including any amendments thereto.

Part III

Item 8.	Financial Statements and Supplementary Data

3

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

/s/ DELOITTE & TOUCHE LLP

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

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2009 and 2010

	Common Stock		Additional	Treasury Stock		Retained Earnings	Accumulated Other	Total Intersections Inc.	Noncontrolling Interest	Total
	Shares	Amount	Paid-in Capital	Shares	Income (Loss)		Comprehensive Income (Loss)	Stockholders’ Equity		Stockholders’ Equity
	(In thousands)
BALANCE, DECEMBER 31, 2007	18,172	$182	$99,706	1,067	$(9,516)	$24,357	$119	$114,848	$10,024	$124,872

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	211	2	(343)	—	—	—	—	(341)	—	(341)
Share based compensation	—	—	4,069	—	—	—	—	4,069	—	4,069
Tax benefit of stock options exercised	—	—	112	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(15,977)	—	(15,977)	(9,004)	(24,981)
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	(9)	(7)	(16)
Cash flow hedge	—	—	—	—	—	—	(1,263)	(1,263)	—	(1,263)

Comprehensive Loss	—	—	—	—	—	—	—	(13,409)	(9,011)	(22,420)

BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)	$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	279	3	(670)	—	—	—	—	(667)	—	(667)
Share based compensation	—	—	4,556	—	—	—	—	4,556	—	4,556
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(87)	—	—	—	—	(87)	—	(87)
Release of uncertain tax benefits	—	—	526	—	—	—	—	526	—	526
Purchase of noncontrolling interest	—	—	(3,059)	—	—	—	(200)	(3,259)	3,658	399
Net loss	—	—	—	—	—	(6,353)	—	(6,353)	(4,380)	(10,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(155)	(155)	(291)	(446)
Cash flow hedge	—	—	—	—	—	—	407	407	—	407

Comprehensive Loss	—	—	—	—	—	—	—	(5,032)	(1,013)	(6,045)

BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)	$96,407	$—	$96,407

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	250	2	(976)	—	—	—	—	(974)	—	(974)
Share based compensation	—	—	5,808	—	—	—	—	5,808	—	5,808
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(380)	—	—	—	—	(380)	—	(380)
Other	—	—	(12)	—	—	—	—	(12)	—	(12)
Cash dividends paid on common shares	—	—	—	—	—	(5,332)	—	(5,332)	—	(5,332)
Purchase of treasury stock	—	—	—	50	(432)	—	—	(432)	—	(432)
Net income	—	—	—	—	—	20,365	—	20,365	—	20,365
Foreign currency translation adjustments	—	—	—	—	—	—	250	250	—	250
Cash flow hedge	—	—	—	—	—	—	856	856	—	856

Comprehensive Income	—	—	—	—	—	—	—	20,149	—	20,149

BALANCE, DECEMBER 31, 2010	18,912	$189	$109,250	1,117	$(9,948)	$17,060	$5	$116,556	$—	$116,556

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our instruments measured on a recurring basis at December 31, 2009 is as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury bills	$4,995	$4,995	$—	$—
Liabilities:
Interest rate swap contracts	856	—	856	—

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

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	December 31, 2009	December 31, 2010
	(In thousands)
Prepaid services	$2,774	$2,882
Escrow receivable	—	1,750
Prepaid contracts	440	927
Other	1,968	1,451

	$5,182	$7,010

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Property and Equipment

Property and equipment consist of the following as of:

	December 31, 2009	December 31, 2010
	(In thousands)
Machinery and equipment	$22,505	$21,484
Software	33,336	32,971
Software development-in-progress	3,368	6,162
Furniture and fixtures	1,689	1,652
Leasehold improvements	3,069	3,451
Building	725	725
Land	25	25

	64,717	66,470
Less: accumulated depreciation	(46,915)	(44,901)

Property and equipment — net	$17,802	$21,569

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

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31, 2009	December 31, 2010
	(In thousands)
Leased property consisting of machinery and equipment	$3,213	$3,429
Leased property consisting of software	2,846	3,015

Leased property	6,059	6,444
Less: accumulated depreciation	(3,201)	(1,165)

Leased property, net	$2,858	$5,279

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

10. Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2009	Impairment	Adjustments	Net Carrying Amount at December 31, 2009
Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(13,716)	9,867	(6,163)	—	3,704
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total goodwill	$79,450	$(26,348)	$53,102	$(6,163)	$—	$46,939

	December 31, 2010
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2010	Impairment	Discontinued Operations (See Note 22)	Net Carrying Amount at December 31, 2010
Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	(3,704)	—
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total goodwill	$79,450	$(32,511)	$46,939	$—	$(3,704)	$43,235

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

For the years ending December 31,
2011	$3,828
2012	3,542
2013	3,483
2014	3,437
2015	607
Thereafter	—

$14,897

11. Other Assets

The components of our other assets are as follows:

	December 31, 2009	December 31, 2010
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	1,341	92
Prepaid commissions	7,362	4,029
Other	5,614	1,697

	$14,392	$5,893

The decrease in other assets is primarily related to receipt of a receivable from an ongoing joint marketing arrangement and a decrease in prepaid commissions.

In addition, $59 thousand of other assets as of December 31, 2009 related to SI, which was sold on July 19, 2010.

12. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	December 31, 2009	December 31, 2010
	(In thousands)
Accrued marketing	$3,614	$2,637
Accrued cost of sales, including credit bureau costs	5,764	6,239
Accrued general and administrative expense and professional fees	4,191	3,269
Insurance premiums	1,473	1,190
Other	2,213	1,383

	$17,255	$14,718

As of December 31, 2009, $366 thousand of accrued expenses and other current liabilities related to SI, which was sold on July 19, 2010.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31, 2009	December 31, 2010
	(In thousands)
Accrued payroll	$415	$233
Accrued benefits	2,364	1,918
Other	3	191

	$2,782	$2,342

As of December 31, 2009, $358 thousand of accrued payroll and employee benefits related to SI, which was sold on July 19, 2010.

14. Income Taxes

The components of income tax benefit (expense) from continuing operations for the three years ended December 31, 2008, 2009 and 2010 are as follows:

	2008	2009	2010
	(In thousands)
Current:
Federal	$(556)	$(463)	$(12,729)
State	(109)	(63)	(2,177)

Total current income tax expense	(665)	(526)	(14,906)

Deferred:
Federal	2,865	359	5,011
State	555	(1)	557

Total deferred income tax (expense) benefit	3,420	358	5,568

Total income tax (expense) benefit	$2,755	$(168)	$(9,338)

Deferred tax assets and liabilities as of December 31, 2009 and 2010, consist of the following:

	2009	2010
	(In thousands)
Deferred tax assets:
Reserves and accrued expenses	$3,479	$4,530
Intangible assets	3,085	3,165
NOL and capital loss carryforwards	4,012	4,878

Total deferred tax assets	10,576	12,573

Deferred tax liabilities:
Prepaid expenses	(15,732)	(11,170)
Property, plant, and equipment	(2,231)	(3,162)

Total deferred tax liabilities	(17,963)	(14,332)
Valuation allowances	(3,798)	(4,605)

Net deferred tax liability	$(11,185)	$(6,364)

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

16. Debt and Other Financing

	December 31, 2009	December 31, 2010
	(In thousands)
Term loan	$14,583	$—
Revolving credit facility	23,000	—
Demand note payable to CRG	—	—
Note payable to CRG: In 2009, a $1.4 million face amount, non-interest bearing, due in three annual payments of $467 thousand beginning June 30, 2012 (less unamortized discount of $590 thousand which is based on an imputed interest rate of 16)%	810	—
Other	—	—

	38,393	—
Less current portion	(7,000)	—

Total long term debt	$31,393	$—

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

The effect on the consolidated statements of operations of derivative instruments not designated as hedges is summarized as follows (in thousands):

		(Losses) Gains for the Years Ended
Derivatives not Designated as Hedging Instruments	Line Item in Statements of Operations	December 31, 2008	December 31, 2009	December 31, 2010
Interest rate contracts	Other (expense) income, net	$—	$—	$(477)

Total		$—	$—	$(477)

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
	(In thousands)
2011	$1,646	$1,903
2012	2,037	1,500
2013	2,499	867
2014	2,120	785
2015	2,161	548
Thereafter	7,951	—

Total minimum lease payments	$18,414	5,603

Less: amount representing interest		(559)

Present value of minimum lease payments		5,044
Less: current obligation		(1,645)

Long term obligations under capital lease		$3,399

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	December 31, 2009	December 31, 2010
	(In thousands)
Deferred rent	$1,129	$2,415
Uncertain tax positions, interest and penalties not recognized	224	224
Interest rate swaps	856	—
Accrued general and administrative expenses	352	144
Other	771	—

	$3,332	$2,783

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity:

	2008		2009		2010		Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
							(In thousands)	(In years)
Outstanding, beginning of year	3,839,274	$12.22	4,597,106	$11.41	3,806,052	$6.49
Granted	1,130,492	8.42	2,332,522	3.85	724,335	4.36
Canceled	(306,300)	11.19	(3,007,760)	12.32	(635,179)	8.45
Exercised	(66,360)	10.04	(115,816)	0.45	(100,151)	5.21

Outstanding, end of year	4,597,106	$11.41	3,806,052	$6.49	3,795,057	$5.79	$19,373	7.31

Exercisable at end of the year	2,970,940	$12.93	1,241,941	$11.00	1,388,008	$8.67	$4,138	5.25

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

The following table summarizes information about employee stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(In years)
$0 — $5.00	2,171,698	8.60	$3.48	342,064	$3.12
$5.01 — $10.00	1,149,262	6.25	6.80	573,097	7.62
$10.01 — $15.00	348,750	4.16	12.89	347,500	12.89
$15.01 — $20.00	125,347	3.50	16.87	125,347	16.87
Greater than $20.00	—	0.00	0.00	—	0.00

	3,795,057	7.31	$5.79	1,388,008	$8.67

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

	2008		2009		2010
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	568,512	$9.70	513,884	$9.33	1,562,108	$4.32
Granted	155,000	8.39	1,288,941	4.18	1,015,205	4.34
Canceled	(64,722)	6.52	(78,346)	9.41	(260,567)	4.52
Vested	(144,906)	9.61	(162,371)	9.41	(372,938)	5.79

Outstanding, end of year	513,884	$9.33	1,562,108	$4.32	1,943,808	$4.62

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

The following table summarizes the carrying values of the major assets and liabilities of discontinued operations as finally reported on the closing date of July 19, 2010 and as of December 31, 2009 (in thousands):

	As of July 19, 2010	As of December 31, 2009
Accounts receivable	$3,307	$1,809
Prepaid expenses and other current assets	448	652
Property and equipment, net	2,016	2,212
Goodwill	3,704	3,704
Accounts payable	$1,014	$1,113
Accrued expenses and other current liabilities	640	366
Accrued payroll and employee benefits	615	358
Other	10	46

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

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(In thousands)
Year Ended December 31, 2008
Revenue	$330,973	$2,662	$129	$333,764
Depreciation	8,411	6	9	8,426
Amortization	9,221	637	426	10,284
Income (loss) from continuing operations before income taxes	10,753	(14,886)	(4,075)	(8,208)

Year Ended December 31, 2009
Revenue	$343,695	$2,133	$342	$346,170
Depreciation	7,380	12	44	7,436
Amortization	8,583	69	426	9,078
Income (loss) from continuing operations before income taxes	9,513	(5,769)	(2,889)	855

Year Ended December 31, 2010
Revenue	$361,570	$2,033	$533	$364,136
Depreciation	8,085	20	14	8,119
Amortization	6,690	26	—	6,716
Income (loss) from continuing operations before income taxes	26,607	(835)	(1,558)	24,214

	Consumer Products and Services	Background Screening	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
As of December 31, 2009
Property, plant and equipment, net	$15,553	$2,212	$37	$—	$17,802

Total assets	$165,995	$14,016	$9,210	$2,950	$192,171

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
As of December 31, 2010
Property, plant and equipment, net	$21,424	$23	$122	$21,569

Total assets	$148,884	$9,900	$3,843	$162,627

The principal geographic area of our revenue and assets from continuing operations is the United States.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended December 31, 2008:
Revenue	$79,073	$86,277	$85,600	$82,814
Income (loss) from operations	7,042	8,203	6,042	(26,506)
Income (loss) from continuing operations before income taxes	6,567	7,597	5,426	(27,798)
Net income	$3,439	$4,352	$2,697	$(26,465)
Year ended December 31, 2009:
Revenue	$82,834	$85,807	$88,324	$89,205
Income (loss) from operations	1,907	1,284	2,950	(5,545)
Income (loss) from continuing operations before income taxes	1,528	1,216	2,742	(4,631)
Net income (loss)	$(558)	$(2,658)	$349	$(3,486)
Year ended December 31, 2010:
Revenue	$91,489	$92,125	$89,326	$91,196
Income from operations	708	8,641	7,782	9,200
Income from continuing operations before income taxes	86	8,092	7,036	9,000
Net income (loss)	$(1,068)	$5,176	$10,304	$5,953

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Allowance(1)	Balance at End of Period
		(In thousands)
Year Ended December 31, 2010
Allowance for doubtful accounts(2)	$375	$58	$391	$42
Year Ended December 31, 2009
Allowance for doubtful accounts	$235	$483	$343	$375
Year Ended December 31, 2008
Allowance for doubtful accounts	$37	$239	$41	$235

(1)	The year ended December 31, 2010 includes a reduction of $75 thousand related to the sale of SI on July 19, 2010.

(2)	The deductions from allowance includes $127 thousand related to write-offs.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3. Exhibits

Exhibit Number	Description

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC. (Registrant)

By:	/s/ Michael R. Stanfield
Name: Michael R. Stanfield
Title: Chief Executive Officer

Date: November 18, 2011