Form 10-K
period 2011-12-31
INTERSECTIONS INC
filed 2012-03-15
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 005-50580

INTERSECTIONS INC.

(Exact name of registrant as specified in the charter)

Delaware	54-1956515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 Stonecroft Boulevard,	20151
Chantilly, Virginia	(Zip Code)
(Address of principal executive office)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $159 million based on the last sales price quoted on The NASDAQ Global Market.

As of February 29, 2012, the registrant had 20,412,759 shares of common stock, $0.01 par value per share, issued and 17,553,880 shares outstanding, with 2,858,879 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2012 annual meeting of stockholders to be held on May 14, 2012.

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

•	demand for our services;

•	the concentration of our products and services;

•	the concentration of our suppliers and clients;

•	product development;

•	maintaining acceptable margins;

•	maintaining secure systems;

•	ability to control costs;

•

the impact of foreign, federal, state and local legal and regulatory requirements on our business, specifically the consumer marketing, financial products and services, credit information and consumer credit markets;

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

We are a leading provider of subscription based consumer protection services. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. We also offer subscription based insurance and membership services.

Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada and clients in other industries. In many instances, our services are customized and branded to meet the needs of specific clients. We also offer our services directly to consumers, largely through our IDENTITY GUARD(R) brand. We conduct our consumer direct marketing primarily through the Internet, broadcast media and other channels, as well as through third party marketing and distribution relationships.

We also provide corporate brand protection and business intelligence services, including online channel monitoring, auction monitoring, forum, blog and newsgroup monitoring and other services, and we provide automated service solutions for the bail bonds industry, including accounting, reporting and decision making tools.

We have three reportable operating segments with continuing operations through the year ended December 31, 2011. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

We were incorporated in Delaware in 1999. Through our predecessor companies, we have been offering consumer protection services since 1996. Intersections Insurance Services, through its predecessor companies, has been offering consumer products and services since 1982. Our principal executive offices are located at 3901 Stonecroft Boulevard, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our web site address is www.intersections.com. We make available on this web site at www.intersections.com, under “Investors and Media”, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

We also make available on our web site our Corporate Governance Guidelines and Principles, Code of Business Conduct and Ethics, and Statement of Policy with Respect to Related Person Transactions, and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Management Committee. This information is also available by written request to Investor Relations at our executive office address listed above. The information on our web site, or on the site of our third-party service provider, is not incorporated by reference into this report. Our web site address is included here only as an inactive technical reference.

Consumer Products and Services

Our Services and Subscribers

Our identity theft protection and credit information management products and services provide consumers their credit reports, credit monitoring, credit scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement, and software and other technology tools and services. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access to healthcare, home, auto, financial and other services and information.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, debit card, mortgage bill or demand deposit account. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods.

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

We also operate the Identity Theft Assistance Center (“ITAC”) on behalf of the Identity Theft Assistance Corporation. ITAC provides victim assistance services without charge to the consumer customers of financial institutions that are members of ITAC. We are paid fees by the Identity Theft Assistance Corporation, which receives dues and fees from its financial institution members. In addition to our service agreement for operation of ITAC, we have a license agreement with the Identity Theft Assistance Corporation under which our identity theft protection products and services, including victim assistance through ITAC, are offered though financial institutions and other entities. We contract directly with those financial institution and entities, and the Identity Theft Assistance Corporation receives license fees from us.

In addition, we offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are paid fees by the clients for the services we provide their customers.

Our Marketing

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients principally are financial institutions, including many of the largest financial institutions in the United States and Canada. A majority of our subscriber base was acquired through our financial institution clients. We also are continuing our efforts to acquire subscribers through clients in other industries.

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

We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email, and through marketing and distribution relationships.

Our Clients

Our client arrangements are distinguished from one another primarily by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•

Direct marketing arrangements:    Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per newly enrolled subscriber basis, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber. Even in a direct marketing arrangement, some marketing channels may entail limited or no marketing expenses. In those cases, we generally pay higher commissions to our clients compared to channels where we incur more substantial marketing expenses.

•

Indirect marketing arrangements:    Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available. The majority of our non-subscriber customers are acquired under indirect marketing relationships that primarily generate little or no revenue per customer for us.

•

Shared marketing arrangements:    Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split relative to the investments made by our client and us.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events.

Bank of America has ceased new marketing of certain third party services, including our identity theft protection services, and provided notice of non-renewal as of December 31, 2011, of the provisions of our agreement under which it most recently was marketing our services to prospective subscribers. As a result, we do not expect to obtain a material number of new subscribers or new subscriber revenue through Bank of America, and expect a reduction in marketing and commissions expenses through at least December 31, 2012. During the year ended December 31, 2011, we added 573 thousand new subscribers under our agreement with Bank of America. We expect to continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, under the financial and other applicable terms and conditions that are currently in effect. Revenue from subscribers obtained through Bank of America, as a percentage of total revenue, was 58% in 2009, 56% in 2010 and 52% in 2011. We are engaged in discussions with Bank of America about certain terms and conditions of our current agreement or a future agreement governing continued servicing of those subscribers, and those discussions may result in modification of those terms and conditions. Please see the information in “Item 1A, Risk Factors” under the caption “Termination or expiration of one or more of our agreements with our clients could cause us a material loss of subscribers, revenue and profit.”

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

Customer Service

We have designed our customer service for our consumer products and services to achieve high customer satisfaction by responding quickly to subscriber requests with value-added responses and solutions. In addition, we work to gain customer satisfaction through our policy of selective recruiting, hiring, training, retaining and management of customer service representatives who are focused exclusively on identity theft protection and credit management services. Prior to working with subscribers, service representatives are required to complete an in-depth training program that focuses on the fundamentals of the credit industry, regulation, credit reporting and our products and services. This classroom training is then followed by a closely monitored on-the-job training program with assigned mentors and call simulations. Service representatives then continue to be monitored and receive feedback based on the standards of our quality assurance program. In addition to call quality, we are bound by client-driven metrics specified by our client agreements.

We maintain in-house customer care centers in Virginia, Illinois, and New Mexico. Additionally, we utilize the services of outsourced vendors with capacity for additional customer service representatives trained to handle billing inquiries, subscription questions and account retention.

Fulfillment

Our in-house mail generation and delivery capabilities for our consumer products and services are designed to provide full color customizable and branded material for our clients with prompt, high quality, secure and cost-effective delivery of subscribers’ personal data. Proprietary software creates consumer friendly presentation, tracks delivery at the page and image level and stores the consolidated credit data for member servicing. For the purpose of ensuring accuracy and security of subscribers’ personal data, credit reports are electronically inspected upon receipt and again before final delivery. Operational auditing of fulfillment events is also conducted regularly. We have fulfillment centers in Virginia and Illinois. These centers provide additional capacity to handle projected growth, provide contingency backup and efficiently respond to volume spikes.

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

Information Technology

We continue to make significant investments in technology to enable continued growth in our subscriber base. This also allows us to provide flexible solutions for our subscribers and clients with a secure and reliable platform. Our customer resource management platform, which is the basis for our service delivery, integrates certain industry and application specific software. Since inception, we have contracted a portion of our credit data processing to Digital Matrix Systems, Inc. A portion of our web development is contracted to other third parties.

We employ a range of information technology solutions, physical controls, procedures and processes to safeguard sensitive data, and regularly evaluate those solutions against the latest available technology, industry standards and environmental conditions. We use respected third parties to review and test our security controls, we continue to be audited by our clients with positive feedback, and we have obtained PCI level 1 and Experian’s EI3PA compliance as tested by an independent provider. We also adopted the Financial Services Roundtable’s FISAP “Shared assessment program” and contracted with a security firm to audit us against those controls.

We have undertaken several projects for the purpose of ensuring that our infrastructure expands with client and subscriber needs. Our primary production systems are hosted at a secure, high-availability third party tier 1 data center in the Northern Virginia area. Our back office and online environments are designed with high volume processing in mind and are constructed to optimize performance, reliability, and scalability.

Data and Analytics Providers

Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days notice, respectively. The contract with Equifax expires on January 1, 2013, and any renewal will require further agreement with Equifax on the pricing for its data during the renewal period. Each of these credit reporting agencies is a competitor of ours in providing credit information to consumers.

We have entered into contracts with several additional providers of data and analytics for use in our identity theft and fraud protection services, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. In certain contractual arrangements, we pay non-refundable license fees in exchange for the limited exclusive rights to use the data. We expect these third party data and analytics sources to be of increasing significance to our business in the future to the extent we are successful in marketing our new services. We routinely review the effectiveness and cost of these exclusivity agreements in conjunction with our projected data usage and business forecasts. In December of 2010, we elected to terminate one such exclusivity agreement in order to reduce our overall data costs starting in 2012. Our other consumer products and services are delivered by third party providers, including insurance companies, discount service providers and software distributors.

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

We believe that our principal competitors for our Consumer Products and Services segment include the following companies and their subsidiaries: Equifax; Experian; TransUnion; Core Logic; Affinion; Vertrue; Fair Isaac; and Lifelock. Other competitors that we believe to be smaller also are in the market, and others may enter the market. Some of our competitors focus on consumer direct marketing only, and a few also compete with us for marketing through financial institutions. We also purchase credit data from our competitors Equifax, Experian and TransUnion. One or more of them may decline to provide us all of the data or features that they may provide to consumers, which could have an adverse effect on our ability to compete for those consumers.

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

Online Brand Protection

Our Services

Through our subsidiary, Net Enforcers, we provide online brand protection services including online channel monitoring, auction monitoring, forum, blog and newsgroup monitoring and other services. Net Enforcers’ services include the use of technology and operations staff to search the Internet for instances of our clients’ brands and/or specific products, categorize each instance as potentially threatening to our clients based upon client provided criteria, and report our findings back to our clients. Net Enforcers also offers additional value added services to assist our clients to take remedial actions. Net Enforcers’ services are typically priced as monthly subscriptions for a defined set of monitoring services, as well as per transaction charges for value added communications services and hourly based fees for certain project work. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month.

Our Marketing

Net Enforcers primarily uses an internal sales force to market its services to corporate brand owners or law firms working on behalf of corporate brand owners. Clients purchase services from Net Enforcers based upon the need to monitor Internet activity associated with their brand and products, our positive reputation in the marketplace, our combination of technology and operational solutions to Internet monitoring challenges, and the cost, quality and scope of our service offerings.

Our Clients

Net Enforcers’ clients are typically corporate brand owners or law firms working on behalf of corporate brand owners. Generally, client contracts have terms of one year with automatic annual renewals. In February 2012, our contract with a client that in 2011 had contributed greater than 10% of this segment’s revenue expired, which will have an impact on the segment’s financial results. Revenue from this client in 2009, 2010 and 2011 was approximately 23%, 22% and 28% of the segment’s revenue, respectively. This client constitutes less than 1% of our consolidated revenue and is not considered material to our consolidated financial statements.

Operations, Information Technology & Customer Service

Net Enforcers has developed its operational and technology platforms through years of experience detecting and taking action to remediate online brand abuse. Net Enforcers uses proprietary technology and processes to detect, classify, report and facilitate client action with respect to online corporate brand misuse. Net Enforcers employs a team of technology professionals responsible for developing, enhancing, maintaining and operating our proprietary technology systems. Our systems are generally hosted in a professional third-party co-location hosting facility in Northern Virginia. Net Enforcer’s operations staff is primarily responsible for client service activities, manual search and classification activities and other manual operations related to our services. We also employ an outsourced services firm in the Philippines to provide relatively low skilled operational staff for certain functions. Net Enforcers’ primary offices are in Florida and Virginia.

Data and Analysis Providers

Net Enforcers primarily utilizes publicly available information in its service offerings, but also utilizes the services of data aggregators in some instances.

Competition

Net Enforcers has a number of competitors that offer brand protection services similar in whole or part to Net Enforcers own offerings. These competitors include Mark Monitor, Cyveillance, Channel IQ, Name Protect and Op Sec. In addition, Net Enforcers, at times, competes for business against both internal and external legal counsel for corporate brand owners.

Bail Bonds Industry Solutions

Our Services

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsman on a “per seat” license basis plus additional transactional charges for various optional services. Captira Analytical has also developed a suite of services for bail bonds insurance companies, general agents and sureties. These services are also sold on either a transactional or recurring revenue basis.

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

Our Clients

Captira Analytical’s clients are bail bonds industry participants including insurance companies, sureties, general agents and retail bail bondsmen. Captira Analytical’s operating results do not significantly impact consolidated financial results.

Operations, Information Technology & Customer Service

Captira Analytical has custom developed its technology and operational processes based upon an in depth understanding of the operational activities of the bail bonds industry. Captira Analytical’s primary offices are located in New York. Captira Analytical outsources hosting and management of its operational technology platforms to a domestic third party data center provider located in Northern Virginia. Services are generally delivered to clients on a remote basis over the internet via secure connections. Onsite support is sometimes provided to clients, particularly during initial data migration and account setup. Captira Analytical continues to invest in its operational and technology platforms to improve functionality, scalability and the security of its offerings.

Data and Analysis Providers

Among the functionality offered by Captira Analytical to its customers is the ability to retrieve reports and other data for use in evaluating and managing bail bonds and bail bond applications. To provide these reports, Captira Analytical utilizes a combination of public and proprietary information and technology.

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

Government Regulation

Government laws and regulations that may affect our business include, but are not limited to, the following:

Our Consumer Products and Services

Laws and Regulations Governing Our Products, Services and Operations

Our consumer products and services business is subject to the federal Fair Credit Reporting Act and similar state laws governing credit information. Our business also is subject to state and federal privacy laws, including the federal Gramm Leach Bliley Act and state laws governing the sharing or use of personal information. Our insurance products and services are subject to state insurance laws, and various other state laws also may apply to our consumer products and services.

Marketing and ongoing servicing of our consumer products and services are subject to various federal and state laws, including the federal Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, CAN-SPAM Act, Electronic Fund Transfer Act, U.S. Card Act, and both federal and state laws prohibiting unfair and deceptive practices or requiring disclosure of information about various products and services. These laws may limit our ability to market to new subscribers, offer additional services to existing subscribers, or charge consumers for our products and services.

In addition, our credit reporting agency suppliers are subject to the federal Fair Credit Reporting Act, Gramm Leach Bliley Act, and other laws and regulations regarding credit information and privacy, and our other key suppliers also may be subject to those and other laws and regulations. In some cases our suppliers require us by contract to comply with these laws and regulations, which may directly or indirectly affect our ability to provide their data or technology as part of our products and services.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Dodd-Frank Act established a Bureau of Consumer Financial Protection. This Consumer Financial Protection Bureau has supervisory, regulatory and enforcement authority over consumer financial products. The Consumer Financial Protection Bureau may exercise authority with respect to our products and services by overseeing our financial institution clients or our credit reporting agency suppliers, or by otherwise exercising its supervisory, regulatory or enforcement authority over financial products. We believe that the Consumer Financial Protection Bureau has commenced review of our financial institution clients, including their offering of some or all fee-based products. It is not certain whether the Consumer Financial Protection Bureau has, or will seek to exercise, supervisory authority directly over us or our products or services.

Our consumer business in Canada is subject to laws and regulations that are similar to but not the same as in the United States. Laws and regulations that may apply to our business in Canada include the federal Personal Information Protection and Electronic Documents Act and federal and provincial laws and regulations regarding credit information and marketing.

Many of these laws in the United States and Canada are the subject of revision and addition, the issuance of rules and regulations by government agencies and interpretations by courts. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. Various government agencies have the authority to commence investigations and enforcement actions for alleged violations of these laws, rules and regulations, and private citizens also may bring actions, including class actions, under some of these laws and regulations.

Laws and Regulations Governing Financial Institutions

Our financial institution clients are subject to federal laws and regulations that govern financial institutions and their affiliates, financial products, financial information privacy, financial accounts such as credit cards, debit cards, demand deposit accounts and mortgages, and payment systems and processes. In some cases our clients require us by contract to comply with these laws and regulations, and those laws and regulations may directly or indirectly affect a client’s ability to offer or provide our products and services.

We believe that our financial institution clients are and will continue to be the subject of increasing scrutiny by governmental authorities, private plaintiffs and the public. We believe that banking regulators and the Consumer Financial Protection Bureau are reviewing our clients’ financial account policies and practices, practices with respect to fee-based products and services and management of third party suppliers. In addition, some of our current and past financial institution clients are the subject of government enforcement proceedings concerning their offering of payment protection and other fee-based products, although we do not believe our products are the focus of these proceedings. These reviews, actions or proceedings could cause our clients to limit or change their offering or servicing of our products and services, or take remedial actions, which could have a material adverse effect on our business, operating results or financial condition. We expect increasing regulation and scrutiny of financial institutions to result in fewer marketing opportunities for us in the current year as compared to prior years.

Laws and Regulations Governing Our Other Segments

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

Certain of Captira’s services are governed by various federal and state laws and regulations. These laws and regulations include the federal Fair Credit Reporting Act and similar state laws governing consumer reports, and the federal Gramm Leach Bliley Act and other federal and state privacy laws and regulations.

Intellectual Property

We consider certain of our processes, systems, methodologies, databases, tangible and intangible materials, software and trademarks to be proprietary. We rely on a combination of trade secret, patent, copyright, trademark and other laws, license agreements and non-disclosure, non-competition and other contractual provisions, and technical measures, to protect our proprietary and intellectual property rights. Various tools available for use on our website utilize software and other proprietary rights under licenses from several third parties, which we at times sub-license to our clients and others. When we market our services in client-branded programs, we rely on licenses from our clients to use their trademarks.

Financial Information About Segments and Geographic Areas

See Note 25 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

Employees

As of December 31, 2011, we had 987 employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

Our Consumer Products and Services business is impacted by economic conditions, including the impact on consumers and our clients. The recent recession and pace of recovery has negatively impacted and may continue to negatively impact our consumer base and financial institution clients.

Consumers.    Our primary subscriber base consists of individual consumers. Weakness in the U.S. or Canadian economies may result in substantial reductions in consumer spending, which could render our current and potential subscribers unable or unwilling to subscribe or pay for our services and have a material adverse effect on our business or operating results.

Financial Institutions.    The financial returns that financial institutions generate on their own products and services can vary significantly during periods of economic weakness and cause them to reduce or eliminate marketing programs for our products and services. Reduction or elimination of these marketing programs could negatively impact our ability to obtain new subscribers and to expand our service offerings to existing subscribers, or in some cases to retain our then current subscribers, which could have a material adverse effect on our business or operating results.

We depend upon financial institution clients. Services marketed through our financial institution clients account for a majority of our revenue. A significant downturn, such as the recent recession, could harm our business. The reduction or elimination of marketing programs within our financial institution clients, such as the recent decision by Bank of America to cease new marketing of our products and services, could have a material adverse effect on our ability to acquire new subscribers and to expand the range of services offered to current subscribers. In addition, increases in payment transaction declines or payment account cancellations could result in a material loss of our revenue and subscribers.

Disruptions in the world markets adversely affecting financial institutions could adversely affect our business.

We are substantially dependent on revenues from subscribers obtained from our largest financial institution clients. As the result of recent unprecedented turmoil in the global markets, there has been substantial disruption to several major financial institutions. Due to this substantial deterioration, including increasing consolidation and concentration of our business in fewer material clients, there will be fewer opportunities to obtain new client relationships and increasing competition to maintain existing client relationships. In addition, if an existing client is acquired or files for bankruptcy, there are no assurances that we will be able to maintain the client relationship following the acquisition or bankruptcy. Any of these events could materially decrease our revenue, negatively impact our financial condition and harm our growth prospects.

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

Revenue from subscribers obtained through our largest clients — Bank of America and Citibank — as a percentage of our total revenue was 68% in 2009, 66% in 2010 and 60% in 2011. The loss of these or any of our other large clients could have a material adverse effect on our results of operations. For example, Bank of America has ceased new marketing of our services under its direct and shared arrangements with us as of December 31, 2011. We do not expect to obtain a material number of new subscribers through Bank of America. As a result, we expect a decrease in revenue through at least December 31, 2012. Please also see the information in “Item 1A, Risk Factors” under the captions “Termination or expiration of one or more of our agreements with our clients could cause us a material loss of subscribers, revenue and profit.”

We may lose access to new subscribers and revenue if our agreements with our clients terminate or expire, or our clients reduce or cease marketing of our products and services.

Under most of our client agreements, our clients may reduce or cease marketing of our products and services in their discretion. Further, marketing of our products and services through our clients typically ceases upon the expiration or termination of the applicable agreements. If one or more of our clients reduces or ceases marketing of our products and services, or one or more of our client agreements expires or terminates, we may lose access to new subscribers and revenue. For example, Bank of America has ceased new marketing of certain third party services, including our identity theft protection services, and provided notice of non-renewal of the provisions of our agreement under which it most recently was marketing our services to prospective subscribers. As a result, we do not expect to obtain a material number of new subscribers or new subscriber revenue through Bank of America.

Termination or expiration of one or more of our agreements with our clients could cause us a material loss of subscribers, revenue and profit.

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. In some cases our ability to continue our services and receive the related revenue may depend upon ongoing cooperation by our clients, including the use of certain billing systems or processes. Our clients or others could take certain actions or make changes after the termination or expiration of our agreements which could materially interfere with or limit our ability to continue to provide our services to those subscribers or receive the related revenue.

For example, Bank of America provided notice of non-renewal as of December 31, 2011, of the provisions of our agreement under which it most recently was marketing our services to prospective subscribers. We expect to continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011 under the financial and other applicable terms and conditions that are currently in effect. We are engaged in discussions with Bank of America about certain terms and conditions of our current agreement or a future agreement governing continued servicing of those subscribers, and those discussions may result in modification of those terms and conditions. A material change to those terms and conditions or failure to reach agreement with Bank of America could have a material adverse effect on our continued servicing of the current subscribers and receipt of the related revenue. There can be no assurance that Bank of America will agree with our interpretation of our contractual rights or will not take actions that interfere with or limit our ability to provide our services to the existing subscribers or receive the related revenue, which could negatively impact us.

Under certain of our agreements, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions after time periods ranging from immediately after termination of the contract to three years after termination. For example, this occurred when Discover terminated its indirect agreement with us effective September 1, 2008, which resulted in our ceasing to provide services to the existing subscribers and receive the related revenue.

Clients under most contracts, whether direct, shared or indirect, also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Further, upon termination or expiration of a client contract, we may enter into a transition agreement or other agreement with the client that modifies the original terms of the agreement.

We are dependent upon our consumer products and services for substantially all of our revenue, and market demand for these services could decrease.

Approximately 99% of our revenue is derived from our consumer products and services. We expect to remain dependent on revenue from our consumer products and services for the foreseeable future. Any significant downturn in the demand for these services would materially decrease our revenue.

If we lose our ability to purchase data from any of the three major credit reporting agencies, each of which is a competitor of ours, demand for our services could decrease.

We rely on the three major credit reporting agencies, Equifax, Experian and TransUnion, to provide us with essential data for our consumer identity theft protection and credit management services under short-term agreements. Each of the three major credit reporting agencies is a competitor of ours in providing credit information directly to consumers, and may decide to stop supplying data to us. Any interruption, deterioration or termination of our relationship with one or more of the three credit reporting agencies would be disruptive to our business and could cause us to lose subscribers, which could have a material adverse effect on our business or financial results.

We may not be able to develop and maintain relationships with third party suppliers and service providers, and failures by those third parties could harm our business and prospects.

Our consumer products and services are substantially dependent on third party suppliers, including providers of credit and other data, analytics, and software and other technology. Our failure to develop and maintain these third party relationships could harm our ability to provide our products and services. We also rely on various third party service providers, including outsourced telemarketing vendors, customer service providers, network and systems hosts and other providers. In some arrangements we rely on our clients or their service providers to perform services.

Failure of any of our third party suppliers or service providers, or our clients or their service providers, to satisfy our contracts or requirements, or comply with applicable laws and regulations, could cause us to lose customers or clients, expose us to private lawsuits or governmental investigations or proceedings, or harm our reputation. Any such event could have a material adverse impact on our business or financial results.

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

Our operations depend upon our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures and other events beyond our control. We receive credit and other data electronically, and this delivery method is susceptible to damage, delay or inaccuracy. A significant portion of our business involves telephonic customer service as well as mailings, both of which depend upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in a significant system outage or data loss, which could interrupt our operations and have a material adverse impact on our business, including the loss of revenue, clients or customers or exposure to liability claims.

Our failure to protect private data could cause us to expend capital and resources to protect against future security breaches or other unauthorized access, result in litigation costs, liability and damage to our reputation and business.

We collect, distribute and protect nonpublic and sensitive private data in delivering our services. We are subject to the risk that unauthorized users might access that data or human error might cause the wrongful dissemination of that data. If we experience a security breach or other unauthorized access to information, the integrity of our services may be affected. We continue to incur significant costs to protect against security breaches or other mishaps and to minimize problems if a data breach were to occur. Moreover, any public perception that we mishandle private information could adversely affect our ability to attract and retain clients and subscribers, or maintain key supplier relationships, and could subject us to legal claims and liability and damage to our reputation. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

Our business is dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have disclosed security breaches, some of which have involved intentional attacks. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our financial institution and other clients, or both. If an actual or perceived breach of our security occurs, client, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose clients, customers and/or suppliers. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent our security measures could misappropriate our or our subscribers’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

Under payment card rules and our contracts with our card processors and clients, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our business would be seriously damaged.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

We may incur substantial marketing expenses as we enter new businesses, develop new products or increase our direct marketing arrangements, which could cause our operating income to decline on a quarterly basis.

We are committing significant resources to our strategic effort to market our services to the broader direct-to-consumer marketplace. In addition, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. This generally results in higher marketing costs and negative cash flow over the first several months after a program is launched which could have a material adverse effect on our results of operations and financial condition. In addition, we cannot assure you that our investment in the direct-to-consumer business or other new businesses or products, or any increase in direct marketing arrangements, will be successful in increasing our subscribers or generating future revenue or profits on our projected timeframes or at all, which could have a material adverse effect on our results of operations and financial condition.

We may lose subscribers and customers and significant revenue if our existing products and services become obsolete, or if we fail to introduce new products and services with broad appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon developing and successfully introducing new products and services that generate client and consumer interest, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. We have made or may make significant investments in these new products and services, including development costs and prepayment of royalties and fees to third party providers. Although we have a limited history of developing and introducing products and services outside the areas of identity theft protection and consumer credit management, we are currently developing or introducing new products and services in other areas. Our failure to develop, introduce or expand successfully our products and services could have a material adverse effect on our business and prospects.

We may lose subscribers and significant revenue if our subscribers cease to maintain the accounts through which they are billed for our products and services, or our clients change their billing or credit practices or policies, including access to certain billing systems and processes.

Most of our subscribers are billed for our products and services through accounts with our clients, such as credit card, demand deposit and mortgage accounts. Market factors such as a high degree of mortgage refinancing or account cancellation could cause a loss of subscribers. Client decisions, such as changes in their credit card billing practices or policies, may result in our inability to bill for our products and services, which also may result in a loss of subscribers. These subscriber losses may have a material adverse impact on our revenue.

In addition, for subscribers acquired through several of our clients, including Bank of America and certain of our other largest clients, we use certain billing systems and processes managed or supported by our clients. Changes by our clients to those billing systems or processes may result in our inability to bill for our products and services, which may cause us a material loss of revenue and subscribers.

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

We depend on key members of our management and other key personnel.

We depend on key members of our management. We do not maintain key person life insurance on our senior management. Loss of one or more of these key individuals, particularly our chairman and chief executive officer or other executive officers, could have a material adverse effect on our business. We also believe that our future success will depend, in part, on our ability to attract, retain and motivate skilled managerial, marketing and other personnel, and a failure to attract and retain those personnel may have a material adverse impact on our business.

Reserves we establish or charges we incur for private or governmental legal proceedings may adversely affect our results of operations, cash flow and financial condition.

We periodically analyze currently available information about current legal proceedings and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.

We may determine in the future that we must establish a reserve or incur a charge for all or a portion of our legal proceedings for which we did not previously establish a reserve or take a charge. We also may determine that we are required to increase a reserve if we determine that the reserve we previously established was inadequate, or record an additional charge if we incur liabilities in excess of reserves that we have previously recorded. Such charges or reserves could be significant and could materially and adversely affect our results of operations, cash flow and financial condition.

We may not be able to consummate acquisitions or investments that are accretive or which improve our financial condition.

A component of our strategy going forward includes selectively acquiring assets or businesses or making strategic investments in order to increase cash flow and earnings or diversify or expand our product offerings. This depends upon a number of factors, including our ability to identify acceptable acquisition or investment candidates, consummate transactions on favorable terms, successfully integrate acquired assets and obtain financing to support our growth and expansion, and many other factors beyond our control. We may encounter delays or other problems or incur substantial expenses in connection with seeking acquisitions that could negatively impact our operating results. In connection with any acquisitions or investments, we could issue stock that would dilute our stockholders, incur substantial debt, assume known, contingent and unknown liabilities and/or reduce our cash reserves. Acquisitions may also require material infrequent charges and could result in adverse tax consequences, impairment of goodwill, substantial depreciation and amortization, increased interest expense, deferred compensation charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets, any of which could negatively impact our results of operations in one or more future periods.

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

We may not realize planned benefits of our membership agreement or other customer portfolio acquisitions, or be able to complete such acquisitions.

We may acquire membership agreements or other customer portfolios from our clients or others. Although we receive certain representations, warranties and covenants from the seller, we have no guarantee that attrition of customers will not exceed expected levels for reasons that do not require the seller to indemnify us. If attrition exceeds our expectations, the revenue expected from these portfolios or membership agreements otherwise is less than we expected, or our costs of servicing these customers are higher than we expected, we may lose some or all of our investment. For example, in 2009, we accelerated the amortization of an acquired customer portfolio asset based on the unexpected increase in the rate of attrition of the subscriber base. In addition, legal or regulatory requirements, availability of financing or other factors may prevent us from consummating acquisitions of membership agreements or customer portfolios offered by our clients, which may have an adverse impact on our relationships with those clients or our continued receipt of revenue from those portfolios or agreements.

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

Risks Related to our Industry

Our consumer products and services business is subject to changing laws and regulations, and increasing government oversight, which may have a material adverse effect on our business and results of operations.

Our business in the United States is subject to a wide variety of federal and state laws and regulations, including among others laws governing credit information, consumer privacy and marketing and servicing of consumer products and services. Our business in Canada is subject to similar laws. Many of these laws in the United States and Canada are the subject of revision and addition, the issuance of rules and regulations by government agencies and interpretations by courts. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. Any changes to the existing applicable laws, regulations or rules, or any determination that other laws, regulations or rules are applicable to us, could increase our costs or impede our ability to provide our products and services. These changes may have a material adverse effect on our business and results of operations.

Further, various governmental agencies have the authority to commence investigations and enforcement actions under these laws and regulations, and private citizens also may bring actions, including class actions, under some of these laws and regulations. Responding to such investigations and actions may cause us to incur material costs. Any determination that we have violated any of these laws, regulations or rules may result in liability for fines, damages, or other penalties, require us to make changes to our products, services and business practices, and cause us to lose clients and subscribers, any of which may have a material adverse impact on our business, results of operations and financial condition.

A new federal agency may take actions that have a material adverse effect on our business.

The Consumer Financial Protection Bureau may exercise authority with respect to our products and services, or the marketing and servicing of those products and services, by overseeing our financial institution clients or our credit reporting agency suppliers, or by otherwise exercising its supervisory, regulatory or enforcement authority over financial products. It is not certain whether the Consumer Financial Protection Bureau has, or will seek to exercise, supervisory or other authority directly over us or our products or services. Supervision and regulation of us or our clients or suppliers by the Consumer Financial Protection Bureau may have a material adverse impact on our business and results of operations, including the costs to make changes that may be required of us, our clients or our suppliers, and the costs of responding to examinations.

We believe that the Consumer Financial Protection Bureau has commenced review of our financial institution clients, including their offering of some or all fee-based products. These reviews, or other actions by the Consumer Financial Protection Bureau could cause our clients to limit or change their business activities, which could have a material adverse effect on our operating results. In addition, the costs of defending against any enforcement action that may be brought by the Consumer Financial Protection Bureau, and any liability that we may incur, may have a material adverse impact on our business, results of operations and financial condition.

Our financial institution clients are subject to increasing government regulation, class action and other litigation and public scrutiny, which could impede our ability to market and provide our services and have a material adverse effect on our business.

We believe that our financial institution clients are and will continue to be the subject of increasing scrutiny by governmental authorities, private plaintiffs and the public. We believe that our client’s banking regulators and the Consumer Financial Protection Bureau are reviewing our clients’ account policies and practices, practices with respect to fee-based products and services, and management of third party suppliers. In addition, some of our current and past financial institution clients are the subject of government enforcement proceedings concerning their offering of payment protection and other fee-based products, although we do not believe our products are the focus of these proceedings. These reviews, actions or proceedings could cause our clients to limit or change their offering or servicing of our products and services or take remedial actions, which could have a material adverse effect on our business, operating results or financial condition.

Our Online Brand Protection and Bail Bonds Industry Solutions segments are subject to various laws and regulations that may have an adverse effect on our business.

Our Online Brand Protection and Bail Bonds Industry Solutions augments subject to a wide variety of federal and state laws and regulations. These laws are subject to change and addition, and various governmental authorities in the United States and Canada have the authority to make and change regulations and rules under these laws. We incur significant costs to operate our business and monitor our compliance with these laws, regulations and rules, and these costs may be material. Any changes to the existing applicable laws, regulations or rules, or any determination that other laws, regulations or rules are applicable to us, could increase our costs or impede our ability to provide our products and services. These changes may have a material adverse effect on our business and results of operations. In addition, we may incur material costs in responding to government investigations or proceedings, or private actions, and if we are found to have violated any of these laws or regulations we could incur liability and lose customers, which may have a material adverse impact on our business and results of operations.

We are subject to legal claims, including consumer class action litigation and government agency enforcement that could require us to pay damages or change our business practices.

Because we operate in a highly regulated industry and must comply with various foreign, federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our business. These legal actions may include class action lawsuits and actions and proceedings by governmental and regulatory authorities. We cannot predict the outcome of any actions or proceedings, and the cost of defending against these claims might be material. If we are found liable in any actions or proceedings, or are required to indemnify our clients or others for their liability, we may have to pay substantial damages, including expenses, and change the way we conduct our business, any of which may have a material adverse effect on our business, results of operations and financial condition.

We may be subject to intellectual property rights claims, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies.

Companies in the Internet, technology, data management and other industries own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. The technologies we own or license from others may not be able to withstand challenge by the owners of any third-party claims or rights. Any intellectual property claims, with or without merit, could be time consuming, and expensive to litigate or settle, and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these customers and clients and could require us to pay damages, which could have a material adverse impact on our business and results of operations.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following is a summary of our principal leased facilities:

Location	Approx. Square Feet	Segment	Lease Expiration
Chantilly, VA(1)	98,310	Consumer Products and Services	2019
Altavista, VA	27,327	Consumer Products and Services	2015
Rio Rancho, NM	28,000	Consumer Products and Services	2013
Manassas, VA	11,500	Consumer Products and Services	2013
Albany, NY	7,730	Bail Bonds Industry Solutions	2012
Gainesville, FL	1,998	Online Brand Protection	2012

(1)	Includes expansion space.

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

On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also sought a declaration that NEI was not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, the complaint sought unspecified compensatory, consequential and punitive damages, among other relief. Prior to trial, the parties, along with various related non-parties, entered into a settlement agreement resolving all claims in this matter. Pursuant to the settlement, we received a combination of cash and title to two office condominiums and one real property parcel. In accordance with the settlement agreement, a stipulation of dismissal of all claims was filed.

On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America, NA, Banc of America Insurance Services, Inc., BA Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleged various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff appealed the District Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit, and the Court of Appeals upheld the District Court’s ruling.

On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. The U.S. District Court granted our motion as to two of the three named plaintiffs, and took the motion under advisement as to the third plaintiff pending a hearing scheduled for January, 2012. On October 27, 2011, the third plaintiff dismissed his claims against us without prejudice. The case still is pending against Bank of America Corporation and FIA Card Services.

On July 19, 2011, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc. and Bank of America Corporation in Los Angeles Superior Court alleging various claims based on the sale of an accidental death and disability program. The case was removed to the U.S. District Court for the Central District of California, and an amended complaint was filed. On January 30, 2012, the District Court dismissed all claims against us and Bank of America Corporation. On February 29, 2012, the plaintiffs filed a Notice of Appeal of the District Court’s order.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Michael R. Stanfield	61	Chairman, Chief Executive Officer and Director
Neal B. Dittersdorf	52	Executive Vice President, Chief Legal Officer
John G. Scanlon	44	Executive Vice President, Chief Financial Officer
Steven A. Schwartz	51	Executive Vice President, Consumer Services
Madalyn C. Behneman	48	Senior Vice President, Chief Accounting Officer

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

Neal B. Dittersdorf has served as our Executive Vice President and Chief Legal Officer since 2004. Mr. Dittersdorf served as our Senior Vice President and General Counsel from February 2003 until July 2004. From January 2002 to January 2003, Mr. Dittersdorf was of counsel at the law firm of Venable LLP. From July 1997 to June 2001, he served as Deputy General Counsel and then General Counsel of Credit Management Solutions Inc. Previously he was a law firm partner and prior to that a Trial Attorney with the U.S. Department of Justice, Civil Division. Mr. Dittersdorf holds a B.A. from Brandeis University and a J.D. from the New York University School of Law.

John G. Scanlon has served as our Executive Vice President and Chief Financial Officer since November 2010. Mr. Scanlon served as Chief Operating Officer, Business Services from December 2007 until November 2010 and was promoted to Executive Vice President in January 2007. Mr. Scanlon joined Intersections in November 2006 from National Auto Inspections, LLC where he was President and Chief Operating Officer. Mr. Scanlon previously served as a senior executive at Capital One Financial Corporation from 2000 to 2006, where he held general management responsibility for the company’s direct banking business and previously led a large portion of the Information Technology organization. Mr. Scanlon holds a B.S. in Business Administration from Georgetown University, and a Masters of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 29, 2012, the common stock was held by approximately 53 stockholders of record and an estimated 1,866 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share and dividends declared on our common stock as reported on the NASDAQ Composite Tape.

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2010 Quarter ended:
March 31, 2010	$4.66	$4.01	$0.00
June 30, 2010	$5.59	$3.97	$0.00
September 30, 2010	$9.20	$3.89	$0.15
December 31, 2010	$10.63	$8.34	$0.15

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2011 Quarter ended:
March 31, 2011	$12.40	$9.31	$0.15
June 30, 2011	$18.20	$12.27	$0.15
September 30, 2011	$22.28	$12.55	$0.20
December 31, 2011	$16.89	$9.87	$0.20

Subsequent to the end of 2011, we paid a cash dividend of $0.20 per share on our common stock on March 9, 2012 to stockholders of record as of February 29, 2012. Dividends are considered quarterly by the board of directors and may be paid only when approved by the board. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.

On April 25, 2005, we announced that our Board of Directors had authorized a share repurchase program under which we can repurchase outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2011, we had $20.0 million remaining under our share repurchase program, which we are permitted to make under our amended Credit Agreement in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. The following table contains information for shares repurchased during the year ended December 31, 2011:

	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2011 to March 31, 2011	1,742,463	$11.25	1,742,463	$20,000,000
April 1, 2011 to June 30, 2011	—	—	—	—
July 1, 2011 to September 30, 2011	—	—	—	—
October 1, 2011 to December 31, 2011	—	—	—	—

(1)	Average price per share excludes commissions.

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

The following graph shows the cumulative total return as of December 31, 2011 of a $100 investment made on December 31, 2006 in our common stock (with dividends, if any, reinvested), as compared with similar investments based on the value of the NASDAQ Composite and the Dow Jones US General Finance Index. The peer group was determined by our inclusion in the NASDAQ as a publicly traded company and the Dow Jones US General Finance Index covers companies that primarily provide commercial, industrial and professional services to businesses and governments not classified elsewhere. The stock performance shown below is not necessarily indicative of future performance.

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

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Statements of Operations Data(1):
Revenue	$242,215	$333,764	$346,170	$364,136	$373,001
Operating expenses:
Marketing	36,285	52,439	65,267	53,333	36,960
Commissions	52,624	86,008	110,348	117,588	107,198
Cost of revenue	84,077	97,694	91,080	88,879	110,657
General and administrative	44,844	53,145	61,416	63,170	74,346
Goodwill, intangible and long-lived asset impairment charges(2)	—	30,987	949	—	—
Depreciation	8,181	8,426	7,436	8,119	9,041
Amortization	2,841	10,284	9,078	6,716	3,828

Total operating expenses	228,852	338,983	345,574	337,805	342,030

Income (loss) from operations	13,363	(5,219)	596	26,331	30,971
Interest (expense) income, net	(572)	(2,291)	(1,103)	(1,675)	(809)
Gain on settlement, net(3)	—	—	—	—	1,413
Other income (expense), net	1,200	(698)	1,362	(442)	282

Income (loss) from continuing operations before income taxes	13,991	(8,208)	855	24,214	31,857
Income tax (expense) benefit	(5,776)	2,755	(168)	(9,338)	(13,232)

Income (loss) from continuing operations	8,215	(5,453)	687	14,876	18,625
Loss from discontinued operations, net of tax	(2,800)	(19,528)	(11,420)	(379)	—
Gain on disposal of discontinued operations	—	—	—	5,868	—
Net loss attributable to noncontrolling interest in discontinued operations	1,451	9,004	4,380	—	—

(Loss) income from discontinued operations	(1,349)	(10,524)	(7,040)	5,489	—

Net income (loss) attributable to Intersections Inc.	$6,866	$(15,977)	$(6,353)	$20,365	$18,625

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.48	$(0.32)	$0.04	$0.84	$1.08

(Loss) income from discontinued operations	$(0.08)	$(0.61)	$(0.40)	$0.31	$—

Basic earnings (loss) per share	$0.40	$(0.93)	$(0.36)	$1.15	$1.08

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.47	$(0.32)	$0.04	$0.81	$0.97

(Loss) income from discontinued operations	$(0.08)	$(0.61)	$(0.40)	$0.30	$—

Diluted earnings (loss) per share	$0.39	$(0.93)	$(0.36)	$1.11	$0.97

Weighted average shares outstanding:
Basic	17,096	17,264	17,503	17,709	17,214

Diluted	17,479	17,264	17,583	18,412	19,167

Cash dividends paid per common share	$—	$—	$—	$0.30	$0.70

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$19,780	$10,762	$12,394	$14,453	$30,834
Deferred subscription solicitation costs	21,912	28,951	34,256	24,756	14,463
Working capital	30,365	33,661	25,040	30,519	24,965
Total assets	206,268	201,629	192,171	162,627	166,751
Long-term debt	23,046	38,369	33,074	3,399	2,301
Total stockholders’ equity	$114,848	$101,439	$96,407	$116,556	$107,887
Statement of Cash Flow Data:
Cash inflows (outflows) from:
Operating activities	$4,589	$20,761	$17,359	$48,285	$35,548
Investing activities	(11,481)	(47,180)	(6,992)	1,024	(3,579)
Financing activities	$11,098	$17,464	$(8,551)	$(47,264)	$(15,588)
Other Data(4):
Subscribers at beginning of period	4,626	5,259	4,730	4,301	4,150
Reclassified subscribers					148
New subscribers — indirect	2,270	1,831	818	934	1,597
New subscribers — direct(5)	1,825	2,295	2,230	1,365	1,100
Cancelled subscribers within first 90 days of subscription	(1,031)	(1,046)	(933)	(737)	(560)
Cancelled subscribers after first 90 days of subscription(6)	(2,431)	(3,609)	(2,544)	(1,713)	(1,490)

Subscribers at end of period	5,259	4,730	4,301	4,150	4,945
Non-Subscriber Customers	2,297	3,169	3,377	3,817	4,525

Total Customers at end of period	7,556	7,899	7,678	7,967	9,470

(1)

On July 19, 2010, we sold Screening International for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. Our background screening services ceased upon the sale of Screening International. Screening International qualified as a discontinued operation as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our continuing operations. Our consolidated financial results include American Background Information Services, Inc. for the period through May 31, 2006, and Screening International, for the period June 1, 2006 through December 31, 2009 as discontinued operations. Our financial results also include Intersections Insurance Services, which we acquired in July 2006 and Captira Analytical, beginning August 2007, and Net Enforcers, beginning December 2007.

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

(3)

Pursuant to the settlement in the Virginia Litigation (see Item 3, Legal Proceedings), in October 2011, we received a combination of cash and title to two office condominiums and one real property parcel. The cash and fair value of the properties were approximately $1.8 million. In addition, we recorded a contingent loss on a separate loan guaranty made by Net Enforcers as a reduction to the settlement gain. As of December 31, 2011, the amount of the guaranty is approximately $437 thousand, which includes $53 thousand of interest.

(4)

During the year ended December 31, 2011, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above. The changes in our criteria include, but are not limited to (1) adjustments to the definition of Subscribers, resulting in approximately 148 thousand customers being reclassified into our Subscriber count, (2) inclusion of a Non-Subscriber Customers count for all periods presented, and (3) inclusion of a total Customers count which adds together Subscribers and Non-Subscriber Customers for all periods presented. We further refined the presentation of Other Data above by removing the calculations of Customer revenue and Marketing and commissions associated with customer revenue. These changes were made as our level of revenue, marketing expense and commission expense not associated with Customer revenue has decreased to an immaterial amount as a result of our strategic focus on our core identity theft protection business.

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

For the year ended December 31, 2011, both Subscribers and New Subscribers — indirect include Subscribers that are new to us and originally initiated their enrollments when a client was using a different service provider. As such, they may have different retention characteristics than our typical new Subscribers. During the year ended December 31, 2011, certain of our clients changed their customer billing and cancellation practices related to our products. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. We currently have 263 thousand subscribers on billing hold, as of December 31, 2011, who will either cancel or convert to subscriber status. These subscribers are not being billed and, therefore, the potential cancellations of any of these subscribers would not impact our revenue.

(5)	We classify subscribers from shared marketing arrangements with direct marketing arrangements.

(6)	Includes the loss of approximately 800 thousand subscribers from our wholesale relationship with Discover.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have three reportable operating segments with continuing operations through the period ended December 31, 2011. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

Consumer Products and Services

Our identity theft protection and credit information management products and services provide consumers their credit reports, credit monitoring, credit scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement, and software and other technology tools and services. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access to healthcare, home, auto, financial and othere services and information.

We also operate the Identity Theft Assistance Center (“ITAC”) on behalf of the Identity Theft Assistance Corporation. ITAC provides victim assistance services without charge to the consumer customers of financial institutions that are members of ITAC. We are paid fees by the Identity Theft Assistance Corporation, which receives dues and fees from its financial institution members. In addition to our service agreement for operation of ITAC, we have a license agreement with the Identity Theft Assistance Corporation under which our identity theft protection products and services, including victim assistance through ITAC, are offered though financial institutions and other entities. We contract directly with those financial institution and entities, and the Identity Theft Assistance Corporation receives license fees from us. In addition, we offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are paid fees by the clients for the services we provide their customers.

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients principally are financial institutions, including many of the largest financial institutions in the United States and Canada. A majority of our subscriber base was acquired through our financial institution clients. We also are continuing our efforts to acquire subscribers through clients in other industries.

With our clients, our services are marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email, and through marketing and distribution relationships.

Our client arrangements are distinguished from one another primarily by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•

Direct marketing arrangements:    Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per newly enrolled subscriber basis, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber. Even in a direct marketing arrangement, some marketing channels may entail limited or no marketing expenses. In those cases, we generally pay higher commissions to our clients compared to channels where we incur more substantial marketing expenses.

•

Indirect marketing arrangements:    Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements and the ability to obtain subscribers and utilize marketing channels that the clients otherwise may not make available. The majority of our non-subscriber customers are acquired under indirect marketing relationships that primarily generate little or no revenue per customer for us.

•

Shared marketing arrangements:    Under shared marketing arrangements, marketing expenses are shared by us and the client in various proportions, and we may pay a commission to or receive a service fee from the client. Revenue generally is split relative to the investments made by our client and us.

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

Our typical contracts for direct marketing arrangements, and some indirect and shared marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements and some shared marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events.

Bank of America has ceased new marketing of certain third party services, including our identity theft protection services, and provided notice of non-renewal as of December 31, 2011, of the provisions of our agreement under which it most recently was marketing our services to prospective subscribers. As a result, we do not expect to obtain a material number of new subscribers or new subscriber revenue through Bank of America, and expect a reduction in marketing and commissions expenses through at least December 31, 2012. During the year ended December 31, 2011, we added 573 thousand new subscribers under our agreement with Bank of America. We expect to continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, under the financial and other applicable terms and conditions that are currently in effect. Revenue from subscribers obtained through Bank of America, as a percentage of total revenue, was 58% in 2009, 56% in 2010 and 52% in 2011. We are engaged in discussions with Bank of America about certain terms and conditions of our current agreement or a future agreement governing continued servicing of those subscribers, and those discussions may result in modification of those terms and conditions. Please see the information in “Item 1A, Risk Factors” under the caption “Termination or expiration of one or more of our agreements with our clients could cause us a material loss of subscribers, revenue and profit.”

As shown in the following table, the number of total subscribers has increased over the past year primarily from growth in our indirect marketing arrangements:

	As of December 31,
	2009	2010	2011
	(In thousands)
Indirect marketing arrangements	1,677	1,699	2,517
Direct and shared marketing arrangements	2,624	2,451	2,428

Total subscribers	4,301	4,150	4,945

Over the last few years, subscribers in our Consumer Products and Services segment from direct marketing arrangements were 61.0% in 2009, 59.1% in 2010 and 49.1% in 2011. The decrease in direct marketing arrangements in 2011 is a direct result of a growth in subscribers from an indirect marketing arrangement with a new client.

The number of cancellations within the first 90 days as a percentage of new subscribers was 30.6% in 2009, 32.0% in 2010 and 20.8% in 2011. The decrease in cancelations in 2011 was largely driven by the addition of subscribers that are new to us. This subscriber population experienced fewer cancellations within the first 90 day period of service with us than our historical results because those subscribers had already been in service with another service provider for more than 90 days when they transferred to us. Additionally, we had a modest decrease in cancelations from our existing subscriber base in 2011. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 37.2% in 2009, 29.2% in 2010 and 23.7% in 2011. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions was 44.7% in 2009, 37.1% in 2010, and 27.8% in 2011. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, was 55.3% in 2009, 62.9% in 2010 and 72.2% in 2011. The increase in the retention rate is primarily due to by the addition of subscribers that are new to us as described above. Additionally, we had a modest improvement in the retention rates from our existing subscriber base in 2011.

Revenue from subscribers obtained through our largest clients for the years ended December 31, 2009, 2010 and 2011 as a percentage of total revenue, and the principal contract arrangements with those clients, were as follows:

Percentage of Revenue for the

Years Ended December 31,

Client	Relationship	2009	2010	2011
Bank of America (includes MBNA)	Shared/Direct Marketing	58%	56%	52%
Citibank	Direct Marketing	6%	6%	4%
Citibank	Indirect Marketing	4%	4%	4%

We regularly re-negotiate and adjust the products, retail pricing, pricing of our contracts, and marketing opportunities with our top revenue producing clients. We expect some of these changes to affect the sales volumes, sales mix and profitability of our client marketing programs. Further, we expect increasing regulation and scrutiny regarding the marketing of fee based products and services by financial institutions to result in fewer marketing opportunities for us in the current year as compared to prior years.

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

Bail Bonds Industry Solutions

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsman on a “per seat” license basis plus additional transactional charges for various optional services. Additionally, Captira Analytical has developed a suite of services for bail bonds insurance companies, general agents and sureties which are sold on either a transactional or recurring revenue basis.

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

Identity Theft and Credit Management Services

We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 to 45 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our historical experience. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2010 and 2011, totaled $1.2 million and $846 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

Other Membership Products

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2011, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services in 2006. Intersections Insurance Services has been evaluated as part of our Consumer Products and Services segment. There is no goodwill remaining in our other reporting units.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

We review long-lived assets, including finite-lived intangible assets, property and equipment and other long term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting our analysis, we would compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our consolidated balance sheet. The long-term portion of the prepaid commissions is included in other assets in our consolidated balance sheet. Amortization is included in commission expense in our consolidated statement of operations.

Share-Based Compensation

We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provide us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, $.01 par value, which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. The active period for the 1999 Plan expired on August 24, 2009.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	2009	2010	2011
Expected dividend yield	0%	.05%	4.5%
Expected volatility	55.4%	67.9%	73.8%
Risk free interest rate	2.00%	2.75%	2.48%
Expected term of options	6.2 years	6.2 years	6.2 years

Expected Dividend Yield.    The Black-Scholes valuation model requires an expected dividend yield as an input. Prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September of 2010, we paid quarterly cash dividends on our common stock and accordingly, applied a dividend yield to grants in the year ended December 31, 2011. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.

Expected Volatility.    In the year ended December 31, 2011, we revised our estimation method for calculating expected volatility to take account of the sufficient amount of available public share price data. For the years ended December 31, 2009 and 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. For the year ended December 31, 2011, the expected volatility of options granted was estimated based solely upon our historical share price volatility. We will continue to review our estimate in the future.

Risk-free Interest Rate.    The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.    The expected term of options granted during the years ended December 31, 2009, 2010 and 2011 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience.

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

Accounting Standards Updates Recently Adopted

In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted the provisions of this update related to Level 3 fair value measurements as of January 1, 2011 and have included the additional disclosure requirements and there was no material impact to our consolidated financial statements.

In April 2010, an update was made to “Compensation — Stock Compensation”. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our consolidated financial statements.

In December 2010, an update was made to “Intangibles — Goodwill and Other”. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our consolidated financial statements.

In December 2010, an update was made to “Business Combinations”. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructurings for public entities will be coordinated. Currently, that guidance is indefinitely deferred for public entities. We will adopt the provisions of this update once it is effective and do not anticipate a material impact to our consolidated financial statements.

In May 2011, an update was made to “Fair Value Measurement”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our consolidated financial statements.

In June 2011, an update was made to “Comprehensive Income”. This update was further amended in December 2011 in order to defer the changes that relate to the presentation of reclassification adjustments. In this update an entity has the options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the exception of the amendments that relate to the presentation of reclassification adjustments which have been deferred. Early adoption is permitted. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our consolidated financial statements.

In September 2011, an update was made to “Intangibles — Goodwill and Other”. This update is intended to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our consolidated financial statements.

In December 2011, an update was made to “Property, Plant, and Equipment”. Under the amendments in this update, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply guidance to determine whether it should derecognize the in substance real estate. The amendments in this update should be applied on a prospective basis and are effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our consolidated financial statements.

In December 2011, an update was made to “Balance Sheet”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods. We will adopt the provisions of this update in fiscal year 2013 and do not anticipate a material impact to our consolidated financial statements.

Trends Related to the Current Economic Environment

We believe the current economic environment related to our products, consumers and largest clients has improved since the recent recession. However, we believe there is considerable uncertainty regarding the strength of the recovery in the U.S. economy and the likely future pace of economic growth. Current economic conditions may impact our consolidated financial results in numerous ways, including but not limited to, expanding or limiting the marketing opportunities made available to us by our clients (especially those opportunities related to new account openings at large financial institutions, which are especially sensitive to economic conditions), increasing or decreasing the level of payment vehicle delinquencies or cancellations related to payment for our products, and altering consumers’ willingness to pay for discretionary expenditures such as our products. We do not expect economic growth in the U.S. or Canadian economies to contribute measurably to our forecasts for 2012.

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain items on our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2009	2010	2011
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	18.9	14.7	9.9
Commissions	31.9	32.3	28.7
Cost of revenue	26.3	24.4	29.7
General and administrative	17.7	17.4	19.9
Goodwill, intangible and long-lived asset impairment charges	0.3	—	—
Depreciation	2.1	2.2	2.4
Amortization	2.6	1.8	1.0

Total operating expenses	99.8	92.8	91.6

Income from operations	0.2	7.2	8.4
Interest expense, net of interest income	(0.4)	(0.5)	(0.2)
Gain on settlement, net	—	—	0.4
Other income (expense), net	0.4	(0.1)	0.1

Income from continuing operations before income taxes	0.3	6.6	8.5
Income tax expense	(0.1)	(2.6)	(3.5)

Income from continuing operations	0.2%	4.1%	5.0%

We have three reportable segments with continuing operations through the period ended December 31, 2011: Consumer Products and Services, Online Brand Protection and Bail Bonds Industry Solutions. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

Years Ended December 31, 2010 and 2011 (in thousands):

The consolidated results of continuing operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Year Ended December 31, 2010
Revenue	$361,570	$2,033	$533	$364,136
Operating expenses:
Marketing	53,333	—	—	53,333
Commissions	117,588	—	—	117,588
Cost of revenue	88,239	582	58	88,879
General and administrative	58,921	2,239	2,010	63,170
Depreciation	8,085	20	14	8,119
Amortization	6,690	26	—	6,716

Total operating expenses	332,856	2,867	2,082	337,805

Income (loss) from operations	$28,714	$(834)	$(1,549)	$26,331

Year Ended December 31, 2011
Revenue	$369,703	$2,299	$999	$373,001
Operating expenses:
Marketing	36,960	—	—	36,960
Commissions	107,198	—	—	107,198
Cost of revenue	109,964	625	68	110,657
General and administrative	69,947	2,302	2,097	74,346
Depreciation	8,947	19	75	9,041
Amortization	3,802	26	—	3,828

Total operating expenses	336,818	2,972	2,240	342,030

Income (loss) from operations	$32,885	$(673)	$(1,241)	$30,971

Consumer Products and Services Segment

Our income from continuing operations in our Consumer Products and Services segment increased in the year ended December 31, 2011 as compared to the year ended December 31, 2010. This is primarily due to growth in subscribers from indirect marketing arrangements and growth in revenue from existing clients, as well as decreased marketing expenses in our direct subscription business and direct to consumer business. This was partially offset by increased cost of revenue due to an increase in the effective rates for data, as well as fulfillment and service costs for new subscribers.

	Years Ended December 31,
	2010	2011	Difference	%
Revenue	$361,570	$369,703	$8,133	2.2%
Operating expenses:
Marketing	53,333	36,960	(16,373)	(30.7)%
Commissions	117,588	107,198	(10,390)	(8.8)%
Cost of revenue	88,239	109,964	21,725	24.6%
General and administrative	58,921	69,947	11,026	18.7%
Depreciation	8,085	8,947	862	10.7%
Amortization	6,690	3,802	(2,888)	(43.2)%

Total operating expenses	332,856	336,818	3,962	1.2%

Income from operations	$28,714	$32,885	$4,171	14.5%

Revenue.    The increase in revenue is primarily the result of new subscriber growth from indirect marketing arrangements from a new client, existing clients and increased revenue from our direct to consumer business. The growth in revenue from existing clients is primarily from new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 85.0% in the year ended December 31, 2011 from 90.5% in the year ended December 31, 2010. We expect the percentage of revenue from direct marketing arrangements to decrease in future periods. In addition, due to the cessation of marketing by Bank of America we do not expect to obtain significant revenue from new subscribers acquired through Bank of America. We also believe that some of our financial institution clients have, and others may, reduce or suspend marketing of certain or all fee-based products and services during a period of review by one or more government regulators, and that such reduction or suspension may cause a decrease in our revenue and addition of new subscribers in future periods. We believe that any current reduction or suspension may be temporary, but we cannot guarantee that marketing of our products and services will be resumed or will return to prior levels.

Total subscriber additions for the year ended December 31, 2011 was 2.7 million compared to 2.3 million in the year ended December 31, 2010.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Years Ended December 31,
	2010	2011
Percentage of subscribers from direct marketing arrangements to total subscribers	59.1%	49.1%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	59.4%	40.8%
Percentage of revenue from direct marketing arrangements to total subscription revenue	90.5%	85.0%

The percentage of new subscribers acquired from direct marketing arrangements to total new subscribers was negatively influenced in the year ended December 31, 2011 by the conversion of a portfolio of subscribers from an indirect marketing arrangement. Therefore, the results of this metric as of December 31, 2011 may not be indicative of future period performance.

During the year ended December 31, 2010, we recorded a cumulative out-of-period adjustment to revenue. The adjustment had the effect of reducing the revenue by $1.3 million and net income by $796 thousand in the three and nine months ended September 30, 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this correcting entry was material to our results of operations for any period.

Marketing Expenses.    Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients and marketing for our direct to consumer business. In future quarters we expect our client related marketing expenses to decline and our direct to consumer marketing to increase. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2011 and 2010 were $31.5 million and $43.5 million, respectively. Marketing costs expensed as incurred for the years ended December 31, 2011 and 2010 were $5.5 million and $9.8 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 10.0% for the year ended December 31, 2011 from 14.7% for the year ended December 31, 2010.

Commissions Expenses.    Commissions expenses consist of commissions paid to clients. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. This was partially offset by an increase in the effective rates for commissions. We expect our commissions expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America.

As a percentage of revenue, commission expense decreased to 29.0% for year ended December 31, 2011 from 32.5% for year ended December 31, 2010.

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

As a percentage of revenue, cost of revenue increased to 29.7% for the year ended December 31, 2011 compared to 24.4% for the year ended December 31, 2010, as a result of an increase in data cost rates.

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to increased payroll costs and facilities expense associated with additional office space obtained in 2011. Additionally, in the year ended December 31, 2011, we recorded an estimated $2.3 million of severance and severance-related costs for involuntary terminations.

Total share based compensation expense for the years ended December 31, 2011 and 2010 was $6.6 million and $5.7 million, respectively. We reduced our share based compensation expense by $727 thousand in the year ended December 31, 2011 for involuntary terminations. In addition, for the years ended December 31, 2011 and 2010, we incurred compensation expense of $1.6 million and $581 thousand, respectively, for payments to restricted stock holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 18.9% for the year ended December 31, 2011 from 16.3% for the year ended December 31, 2010.

Depreciation.    Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The increase in depreciation expense is primarily due to new assets placed in service.

As a percentage of revenue, depreciation expenses increased to 2.4% for the year ended December 31, 2011 from 2.2% for the year ended December 31, 2010.

Amortization.    Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses decreased to 1.0% for the year ended December 31, 2011 from 1.8% for the year ended December 31, 2010.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment decreased in the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an increase in revenue, partially offset by increased general and administrative expenses associated with litigation.

	Years Ended December 31,
	2010	2011	Difference	%
Revenue	$2,033	$2,299	$266	13.1%
Operating expenses:
Cost of revenue	582	625	43	7.4%
General and administrative	2,239	2,302	63	2.8%
Depreciation	20	19	(1)	(5.0)%
Amortization	26	26	—	—%

Total operating expenses	2,867	2,972	105	3.7%

Loss from operations	$(834)	$(673)	$161	19.3%

Revenue.    This increase in revenue is primarily due to revenue from new and existing clients. The growth in revenue from existing clients is primarily from higher priced product offerings. We expect revenue for this segment to decline in future quarters due to the cancellation of service effective February 29, 2012, by this segment’s largest client.

Cost of Revenue.    Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue increased slightly for the year ended December 31, 2011 compared to the year ended December 31, 2010.

As a percentage of revenue, cost of revenue decreased to 27.2% for the year ended December 31, 2011 compared to 28.6% for the year ended December 31, 2010.

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, and program and account functions. The increase in general and administrative expenses is primarily due to an increase in legal fees associated with our ongoing litigation, which was settled in the three months ended December 31, 2011.

As a percentage of revenue, general and administrative expenses decreased to 100.1% for the year ended December 31, 2011 from 110.1% for the year ended December 31, 2010.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment decreased in the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to growth in revenue, partially offset by increased operating expenses.

	Years Ended December 31,
	2010	2011	Difference	%
Revenue	$533	$999	$466	87.4%
Operating expenses:
Cost of revenue	58	68	10	17.2%
General and administrative	2,010	2,097	87	4.3%
Depreciation	14	75	61	435.7%

Total operating expenses	2,082	2,240	158	7.6%

Loss from operations	$(1,549)	$(1,241)	$308	19.9%

Revenue.    The increase in revenue is the result of revenue from new clients.

Cost of Revenue.    Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased slightly for the year ended December 31, 2011 compared to the year ended December 31, 2010.

As a percentage of revenue, cost of revenue decreased to 6.8% for the year ended December 31, 2011 compared to 10.9% for the year ended December 31, 2010.

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The increase in general and administrative expenses is primarily due to increased payroll costs.

As a percentage of revenue, general and administrative expenses decreased to 209.9% for the year ended December 31, 2011 from 377.1% for the year ended December 31, 2010.

Depreciation.    Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. The increase in depreciation expense is primarily due to new assets placed in service.

As a percentage of revenue, depreciation expenses increased to 7.5% for the year ended December 31, 2011 from 2.6% for the year ended December 31, 2010.

Interest Expense

Interest expense decreased 52.6% to $816 thousand for the year ended December 31, 2011 from $1.7 million for the year ended December 31, 2010. The decrease in interest expense is primarily attributable to a decrease in interest expense on our reduced outstanding debt balance in the year ended December 31, 2011 as compared to the year ended December 31, 2010. In January 2012, we paid down the balance of our revolving loan by $10.0 million using available cash on hand. As a result, we expect less interest expense in future quarters.

In February 2008, we entered into an interest rate swap to effectively fix our variable rate term loan and a portion of the revolving credit facility under our Credit Agreement. We terminated our interest rate swaps in conjunction with the prepayment of debt in December 2010.

Gain on Settlement, Net

On October 31, 2011, we received a settlement in the Virginia Litigation of approximately $450 thousand in cash, net of fees, and title for two office condominiums and one real property parcel in Arizona. In the year ended December 31, 2011, we recorded a gain of $1.8 million on the litigation settlement. In addition, we recorded a contingent loss on a separate loan guaranty made by Net Enforcers as a reduction to the settlement gain. As of December 31, 2011, the amount of the guaranty is approximately $437 thousand, which includes $53 thousand of interest.

Other Income (Expense)

Other income was $282 thousand in the year ended December 31, 2011 as compared to other expense of $442 thousand in the year ended December 31, 2010. This change is primarily attributable to the increase in foreign currency transaction gains resulting from exchange rate fluctuations over the period in the year ended December 31, 2011. In the year ended December 31, 2010 the increase in other expense was primarily attributable to the termination of our cash flow hedges, which resulted in the reclassification of the fair value of our interest rate swaps into earnings, and a decrease in the foreign currency transaction gains resulting from exchange rate fluctuations.

Income Taxes

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2011 was 41.5% as compared to 38.6% in the year ended December 31, 2010. The increase in the effective tax rate is primarily due to increases in book expenses which are not deductible for income tax purposes, as well as an increase in state tax expense.

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

	Years Ended December 31,
	2009	2010
Revenue	$18,462	$12,907

Loss from discontinued operations	$(11,273)	$(158)
Income tax expense	(147)	(221)

Loss from discontinued operations	(11,420)	(379)
Gain on disposal from discontinued operations	—	5,868
Net loss attributable to noncontrolling interest in discontinued operations	4,380	—

(Loss) income from discontinued operations	$(7,040)	$5,489

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $30.8 million as of December 31, 2011 compared to $14.5 million as of December 31, 2010. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

During the year ended December 31, 2010, we held short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million, which is classified as short-term investments in our consolidated financial statements. This investment was sold in the year ended December 31, 2011.

Our accounts receivable balance as of December 31, 2011 was $24.8 million compared to $19.2 million as of December 31, 2010. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $25.0 million as of December 31, 2011 compared to $30.5 million as of December 31, 2010. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, and interest and tax obligations for the next twelve months. We expect to utilize our cash flows provided by operations to fund our ongoing operations.

	Years Ended December 31,
	2010	2011	Difference
	(In thousands)
Cash flows provided by operating activities	$48,285	$35,548	$(12,737)
Cash flows provided by (used in) investing activities	1,024	(3,579)	(4,603)
Cash flows used in financing activities	(47,264)	(15,588)	31,676
Effect of exchange rate changes on cash and cash equivalents	14	—	(14)

Net increase in cash and cash equivalents	2,059	16,381	14,322
Cash and cash equivalents, beginning of year	12,394	14,453	2,059

Cash and cash equivalents, end of year	$14,453	$30,834	$16,381

The decrease in cash flows provided by continuing operations for the year ended December 31, 2011 was primarily the result of an increase in accounts receivable, an increase in income tax payments, and the advance payment of remaining royalties due under a commercial agreement with a related party, partially offset by an increase in earnings from continuing operations. The increase in accounts receivable is primarily due to a new indirect marketing arrangement. In addition, for the year-ended December 31, 2011, as compared to the year-ended December 31, 2010, net cash from operating activities declined due to the timing of cash received in the year ended December 31, 2010 from an ongoing joint marketing arrangement. Cash paid for deferred subscription solicitation decreased in the year ended December 31, 2011 from the comparable period. In the year ended December 31, 2011, cash flows used in operations for deferred subscription solicitation costs was $32.5 million as compared to $49.0 million in the year ended December 31, 2010. If we consent to the specific requests from clients to incur higher solicitation costs and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could have a materially adverse effect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients.

The increase in cash flows used in investing activities for the year ended December 31, 2011 was primarily attributable to an increase in cash purchases of property and equipment, partially offset by the cash proceeds received from the redemption of our short-term investment and proceeds from reimbursement of asset development costs. Additionally, on July 19, 2011, we received the full escrow amount of approximately $1.8 million in cash from Sterling Infosystems as part of the Purchase Agreement for the sale of Screening International.

The significant decrease in cash flows used in financing activities for year ended December 31, 2011 was primarily due to a reduction in long-term debt repayments, partially offset by an increase in cash dividends paid on common shares and withholding tax payments, net of estimated tax benefit, on vesting of restricted stock and stock options exercised. We borrowed $20.0 million from our Credit Agreement to repurchase approximately 1.7 million common shares at an aggregate cost to us of $19.6 million during the year ended December 31, 2011. If we consent to purchase certain subscriber portfolios from one or more of our clients, we may need to raise additional funds in the future in order to complete these transactions and, operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could have a materially adverse effect our business, strategy and financial condition, including losses of, or changes in, the relationships with some of our clients or subscribers.

On January 30, 2012, we paid down $10.0 million on our revolving credit facility, thereby reducing our outstanding debt under our Credit Agreement to $10.0 million. As a result, we have $15.0 million of available borrowing under our Credit Agreement.

Dividends

The following summarizes our dividend activity for the years ended December 31, 2011 and 2010:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20
November 9, 2011	November 30, 2011	December 9, 2011	$0.20

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
August 12, 2010	August 31, 2010	September 10, 2010	$0.15
November 15, 2010	November 30, 2010	December 10, 2010	$0.15

On February 2, 2012, we announced a cash dividend of $0.20 per share on our common stock, payable on March 9, 2012, to stockholders of record as of February 29, 2012.

Credit Facility and Borrowing Capacity

We have a Credit Agreement with Bank of America, N.A., which has a maturity date, as amended, of December 31, 2012. Our Credit Agreement currently consists of a revolving credit facility in the amount of $25.0 million and is secured by substantially all of our assets and a pledge by us of stock and membership interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.

In connection with our share repurchase, we amended the Credit Agreement in the three months ended March 31, 2011 to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of December 31, 2011, the outstanding balance of the revolving credit facility was $20.0 million, which is included as a current liability in our consolidated balance sheet and we have approximately $30.8 million in cash in our consolidated balance sheet in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement. On December 19, 2011, we entered into another amendment to our Credit Agreement, which extends the maturity date of the revolving credit facility for an additional year to December 31, 2012. In addition, the amended Credit Agreement increases our ability to make share repurchases up to $20.0 million in any fiscal year without lender consent, which is currently limited to a total of $20.0 million under our share repurchase program.

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

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2011, we had $20.0 million remaining under our share repurchase program, which we are permitted to make under our amended Credit Agreement in any fiscal year.

During the year ended December 31, 2010, we repurchased 50 thousand common shares at $8.62 a share. The aggregate cost of common stock repurchased, including commissions, was $432 thousand. During the year ended December 31, 2011, we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

Contractual Obligations

The following table sets forth information regarding our contractual obligations at December 31, 2011 (in thousands):

	Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Contractual Obligations at December 31, 2011
Current portion of long-term debt(1)	$20,000	$20,000	$—	$—	$—	$—	$—
Capital leases(2),(3)	3,988	1,503	942	859	656	28	—
Operating leases	18,993	2,396	2,836	2,464	2,475	2,404	6,418
Software license & other arrangements(4)	25,062	24,954	108	—	—	—	—

	$68,043	$48,853	$3,886	$3,323	$3,131	$2,432	$6,418

(1)

On January 30, 2012, we paid down $10.0 million on our revolving credit facility, thereby reducing our outstanding debt under our Credit Agreement to $10.0 million. As a result, we have $15.0 million of available borrowing under our Credit Agreement.

(2)	Includes interest expense and sales tax

(3)	In the year ended December 31, 2011, we entered into $318 thousand of capital leases for the acquisition of fixed assets.

(4)

Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay based on usage of the data or analytics, and make certain minimum payments in exchange for defined limited exclusivity rights. In January 2012, we entered into a new contract with a credit reporting agency, in which we will make non-refundable minimum payments totaling $24.2 million in the year ending December 31, 2012. In addition, we are obligated to pay approximately $432 thousand to a related party under contracts through December 31, 2012. The amounts in the table represent only the noncancelable portion of each respective arrangement. In general, contracts can be terminated with 90 day notice.

In addition to the obligations in the table above, approximately $957 thousand of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with U.S. GAAP and we are uncertain as to when such amounts may be settled. Also, approximately $437 thousand has been recorded as a contingent liability in accordance with U.S. GAAP and we are uncertain as to when such amounts may be settled. The contingent liability is for the principal amount on a loan guaranty made by Net Enforcers. We believe this is our best estimate of the loss, which includes interest of $53 thousand. We do not believe there are any significant available third party recovery amounts.

ITEM 7A. QUANTITATIVE	AND QUALIATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is related to short term debt obligations. A significant portion of our interest expense is based upon changes in the benchmark interest rate (LIBOR) we believe that a near term 10% change in the benchmark interest rate would have an insignificant effect on our consolidated financial position.

Foreign Currency

We have international sales in Canada and, therefore, are subject to foreign currency rate exposure. We collect fees from subscriptions in Canadian currency and pay a portion of the related expenses in Canadian currency, which mitigates our exposure to currency exchange rate risk. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. During the year ended December 31, 2011, the U.S. dollar has generally been weaker relative to the Canadian dollar, which favorably impacted our results of operations as Canadian dollars are translating into more U.S. dollars.

Fair Value

We may make certain withholding tax payments upon vesting of restricted stock units and exercise of stock options. These payments are directly impacted by the market price of our shares on the vesting or exercise date. For the years ended December 31, 2011 and 2010, payments for withholding tax upon vesting of restricted stock units and option exercises were $10.3 million and $375 thousand, respectively.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2011 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

The information required by this item is set forth beginning on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2†

Program Provider Agreement, dated as of August 1, 2002, among the Registrant, Citibank (South Dakota), N.A., Citibank USA N.A. and Citicorp Credit Services, Inc. (Incorporated by reference to Exhibit 10.5, filed with the Form S-1)

10.3†

Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on January 24, 2012).

10.4	[Reserved]

10.5	[Reserved]

10.6.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10.6.2†

Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).

10.7†

Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)

10.8†

Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10.9.1

Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).

10.9.2

Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.9.3

Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).

Exhibit Number	Description

10.9.4

Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)

10.10

Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)

10.11.1

Credit Agreement, by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A., and L/C Issuer, dated as of July 3, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 7, 2006)

10.11.2

Amendment dated November 29, 2007 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer. (Incorporated by reference to Exhibit 10.21.2, filed with the Form 10-K for the year ended December 31, 2007)

10.11.3

Amendment effective as of January 31, 2008 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer. (Incorporated by reference to Exhibit 10.21.3, filed with the Form 10-K for the year ended December 31, 2007)

10.11.4

Amendment No. 3 dated as of July 1, 2009 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated July 1, 2009)

10.11.5

Amendment No. 4 dated as of March 11, 2010 to Credit Agreement dated as of July 3, 2006 by and among Registrant, certain Subsidiaries, thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.17.5, filed with the Form 108-K for the year ended December 31, 2009)

10.11.6

Amendment No. 5 to Credit Agreement dates as of July 3, 2006 by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on April 4, 2011).

10.11.7

Amendment No. 6 to Credit Agreement dates as of July 3, 2006 by and among the Registrant, certain Subsidiaries thereof, Bank of America, N.A. and L/C Issuer (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on December 20, 2011).

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

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).

21.1*	Subsidiaries of the Registrant.

Exhibit Number	Description

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intersections Inc.

Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersections Inc.and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 15, 2012

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2011

(In thousands, except par value)

	December 31,
	2010	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,453	$30,834
Short-term investments	4,994	—
Accounts receivable, net of allowance for doubtful accounts of $41 (2010) and $14 (2011)	19,195	24,790
Prepaid expenses and other current assets	7,010	6,440
Income tax receivable	—	245
Deferred subscription solicitation costs	24,756	14,463

Total current assets	70,408	76,772

PROPERTY AND EQUIPMENT, net	21,569	23,818
DEFERRED TAX ASSET, net	2,298	2,188
LONG-TERM INVESTMENT	4,327	4,327
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	14,897	11,069
OTHER ASSETS	5,893	5,342

TOTAL ASSETS	$162,627	$166,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$20,000
Capital leases, current portion	1,645	1,351
Accounts payable	5,097	1,526
Accrued expenses and other current liabilities	14,718	13,781
Accrued payroll and employee benefits	2,342	5,207
Commissions payable	787	696
Income tax payable	1,782	—
Deferred revenue	4,856	4,740
Deferred tax liability, net, current portion	8,662	4,506

Total current liabilities	39,889	51,807

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	3,399	2,301
OTHER LONG-TERM LIABILITIES	2,783	4,756

TOTAL LIABILITIES	46,071	58,864

COMMITMENTS AND CONTINGENCIES (see notes 16 and 18)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 18,912 (2010) and 20,135 (2011); shares outstanding 17,795 (2010) and 17,276 (2011)	189	201
Additional paid-in capital	109,250	113,634
Treasury stock, shares at cost; 1,117 (2010) and 2,859 (2011)	(9,948)	(29,551)
Retained earnings	17,060	23,603
Accumulated other comprehensive income	5	—

TOTAL STOCKHOLDERS’ EQUITY	116,556	107,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,627	$166,751

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2010 and 2011

	2009	2010	2011
	(In thousands, except per share amounts)
REVENUE	$346,170	$364,136	$373,001
OPERATING EXPENSES:
Marketing	65,267	53,333	36,960
Commissions	110,348	117,588	107,198
Cost of revenue	91,080	88,879	110,657
General and administrative	61,416	63,170	74,346
Goodwill, intangible and long-lived asset impairment charges	949	—	—
Depreciation	7,436	8,119	9,041
Amortization	9,078	6,716	3,828

Total operating expenses	345,574	337,805	342,030

INCOME FROM OPERATIONS	596	26,331	30,971
Interest income	149	48	7
Interest expense	(1,252)	(1,723)	(816)
Gain on settlement, net	—	—	1,413
Other income (expense), net	1,362	(442)	282

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	855	24,214	31,857
INCOME TAX EXPENSE	(168)	(9,338)	(13,232)

INCOME FROM CONTINUING OPERATIONS	687	14,876	18,625
Loss from discontinued operations, net of tax	(11,420)	(379)	—
Gain on disposal of discontinued operations	—	5,868	—
Net loss attributable to noncontrolling interest in discontinued operations	4,380	—	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(7,040)	5,489	—

NET (LOSS) INCOME	$(6,353)	$20,365	$18,625

Basic (loss) earnings per share:
Income from continuing operations	$0.04	$0.84	$1.08
(Loss) income from discontinued operations	(0.40)	0.31	—

Basic (loss) earnings per share	$(0.36)	$1.15	$1.08

Diluted (loss) earnings per share:
Income from continuing operations	$0.04	$0.81	$0.97
(Loss) income from discontinued operations	(0.40)	0.30	—

Diluted (loss) earnings per share	$(0.36)	$1.11	$0.97

Cash dividends paid per common share	$—	$0.30	$0.70
Weighted average shares outstanding:
Basic	17,503	17,709	17,214
Diluted	17,583	18,412	19,167

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2010 and 2011

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income (Loss)	Total Intersections Inc. Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
BALANCE, DECEMBER 31, 2008	18,383	$184	$103,544	1,067	$(9,516)	$8,380	$(1,153)		$101,439	$1,013	$102,452

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	279	3	(670)	—	—	—	—	—	(667)	—	(667)
Share based compensation	—	—	4,556	—	—	—	—	—	4,556	—	4,556
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(87)	—	—	—	—	—	(87)	—	(87)
Release of uncertain tax benefits	—	—	526	—	—	—	—	—	526	—	526
Purchase of noncontrolling interest	—	—	(3,059)	—	—	—	(200)	(200)	(3,259)	3,658	399
Net loss	—	—	—	—	—	(6,353)	—	(6,353)	(6,353)	(4,380)	(10,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(155)	(155)	(155)	(291)	(446)
Cash flow hedge	—	—	—	—	—	—	407	407	407	—	407

Comprehensive Loss								$(6,301)

BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)		$96,407	$—	$96,407

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	250	2	(976)	—	—	—	—	—	(974)	—	(974)
Share based compensation	—	—	5,808	—	—	—	—	—	5,808	—	5,808
Tax deficiency of stock options exercised and vesting of restricted stock units	—	—	(380)	—	—	—	—	—	(380)	—	(380)
Other	—	—	(12)	—	—	—	—	—	(12)	—	(12)
Cash dividends paid on common shares	—	—	—	—	—	(5,332)	—	—	(5,332)	—	(5,332)
Purchase of treasury stock	—	—	—	50	(432)	—	—	—	(432)	—	(432)
Net income	—	—	—	—	—	20,365	—	20,365	20,365	—	20,365
Foreign currency translation adjustments	—	—	—	—	—	—	250	250	250	—	250
Cash flow hedge	—	—	—	—	—	—	856	856	856	—	856

Comprehensive Income								$21,471

BALANCE, DECEMBER 31, 2010	18,912	$189	$109,250	1,117	$(9,948)	$17,060	$5		$116,556	$—	$116,556

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,223	12	(9,420)	—	—	—	—	—	(9,408)	—	(9,408)
Share based compensation	—	—	6,590	—	—	—	—	—	6,590	—	6,590
Tax benefit of stock options exercised and vesting of restricted stock units	—	—	7,214	—	—	—	—	—	7,214	—	7,214
Cash dividends paid on common shares	—	—	—	—	—	(12,082)	—	—	(12,082)	—	(12,082)
Purchase of treasury stock	—	—	—	1,742	(19,603)	—	—	—	(19,603)	—	(19,603)
Net income	—	—	—	—	—	18,625	—	18,625	18,625	—	18,625
Foreign currency translation adjustments	—	—	—	—	—	—	(5)	(5)	(5)	—	(5)

Comprehensive Income								$18,620

BALANCE, DECEMBER 31, 2011	20,135	$201	$113,634	2,859	$(29,551)	$23,603	$—		$107,887	$—	$107,887

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2010 and 2011

	2009	2010	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,733)	$20,365	$18,625
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation	8,292	8,546	9,041
Amortization	9,470	6,716	3,828
Net gain on legal settlement, net of cash	—	—	(981)
Loss on disposal of fixed assets	64	—	—
Amortization of debt issuance cost	83	104	—
Gain on disposal of discontinued operations	—	(5,868)	—
Derivative loss reclassified to earnings	—	565	—
Provision for doubtful accounts	139	(210)	(27)
Accretion of interest on note payable	—	73	—
Share based compensation	4,556	5,677	6,590
Excess tax benefit upon vesting of restricted stock units and option exercises	87	(198)	(7,214)
Amortization of deferred subscription solicitation costs	66,466	61,824	44,918
Foreign currency transaction losses (gain), net	(1,862)	307	(94)
Goodwill, intangible and long-lived asset impairment charges	7,259	—	—
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	4,212	2,869	(6,300)
Prepaid expenses and other current assets	572	(538)	(1,180)
Income tax, net	4,869	4,242	(2,027)
Deferred subscription solicitation costs	(71,722)	(48,991)	(32,454)
Other assets	(4,138)	4,897	455
Accounts payable	(548)	(2,887)	(3,431)
Accrued expenses and other current liabilities	2,037	(2,340)	(1,368)
Accrued payroll and employee benefits	(2,236)	180	2,865
Commissions payable	(357)	(1,257)	(92)
Deferred revenue	821	(342)	(116)
Deferred income tax, net	1,032	(5,570)	3,168
Other long-term liabilities	(1,004)	121	1,342

Cash flows provided by operating activities	17,359	48,285	35,548

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,020)	(10,616)	(11,543)
Proceeds from reimbursements for property and equipment	—	—	1,220
Proceeds from sale of short-term investments	28	—	4,994
Purchase of additional interest in long-term investment	—	(1,000)	—
Proceeds from the sale of discontinued operations	—	12,640	1,750

Cash flows (used in) provided by investing activities	(6,992)	1,024	(3,579)

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Borrowings under Credit Agreement	—	—	20,000
Repayments under Credit Agreement	(7,011)	(37,583)	—
Repayment of note payable to Control Risks Group, Ltd.	—	(1,400)	—
Capital lease payments	(786)	(1,264)	(1,709)
Cash dividends paid on common shares	—	(5,332)	(12,082)
Cash paid to terminate interest rate swaps	—	(477)	—
Cash distribution on vesting of restricted stock units	—	(970)	—
Cash proceeds from stock options exercised	3	371	933
Excess tax benefit upon vesting of restricted stock units and option exercises	(87)	198	7,214
Withholding tax payment on vesting of restricted stock units and stock option exercises	(670)	(375)	(10,341)
Purchase of treasury stock	—	(432)	(19,603)

Cash flows (used in) financing activities	(8,551)	(47,264)	(15,588)

EFFECT OF EXCHANGE RATE ON CASH	(184)	14	—

INCREASE IN CASH AND CASH EQUIVALENTS	1,632	2,059	16,381
CASH AND CASH EQUIVALENTS — Beginning of period	10,762	12,394	14,453
CASH AND CASH EQUIVALENTS — End of period	$12,394	$14,453	$30,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,515	$1,675	$622

Cash paid for taxes	$610	$11,596	$12,339

NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$2,185	$3,599	$318

Equipment additions accrued but not paid	$592	$644	$935

Forgiveness of note, including accrued interest, in connection with the purchase of noncontrolling interest	$1,166	$—	$—

Purchase of noncontrolling interest with issuance of note	$778	$—	$—

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2010 and 2011

1.	Organization and Business

We offer consumers a variety of consumer protection services and other consumer products and services primarily on a subscription basis. Our services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information. We also offer subscription based insurance and membership services. Our consumer products and services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries.

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

We have three reportable operating segments with continuing operations through the period ended December 31, 2011. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. All intercompany transactions have been eliminated. The results of SI, a former subsidiary which we sold on July 19, 2010, are presented as discontinued operations for all prior periods in our consolidated statements of operations. We have not recast our consolidated statements of cash flows for the sale of SI. See Note 22 for further information. During the year ended December 31, 2011, we revised our statement of changes in stockholders’ equity for all prior periods to remove equity items that should not have been included in the presentation of comprehensive income or loss. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this revision was material to our consolidated statement of changes in stockholders’ equity for any period.

During the year ended December 31, 2010, we recorded a cumulative out-of-period adjustment to revenue. The adjustment had the effect of reducing the revenue by $1.3 million and net income by $796 thousand in the year ended December 31, 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this correcting entry was material to our results of operations for any period.

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

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) accidental death insurance and 3) other monthly membership products.

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

Identity Theft and Credit Management Services

We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchases, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 to 45 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscription with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our historical experience. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accidental Death Insurance

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2010 and 2011, totaled $1.2 million and $846 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheet.

Other Membership Products

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in future commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our consolidated balance sheet. The long-term portion of the prepaid commissions is included in other assets in our consolidated balance sheet. Amortization is included in commission expense in our consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2011, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services in 2006. Intersections Insurance Services has been evaluated as part of our Consumer Products and Services segment. There is no goodwill remaining in our other reporting units.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We review long-lived assets, including finite-lived intangible assets, property and equipment and other long term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting our analysis, we would compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan. The 2004 Stock Option Plans and the 2006 Stock Incentive Plan provide us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, $.01 par value, which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. The active period for the 1999 Plan expired on August 24, 2009.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	2009	2010	2011
Expected dividend yield	0%	.05%	4.5%
Expected volatility	55.4%	67.9%	73.8%
Risk free interest rate	2.00%	2.75%	2.48%
Expected term of options	6.2 years	6.2 years	6.2 years

Expected Dividend Yield.    The Black-Scholes valuation model requires an expected dividend yield as an input. Prior to September 10, 2010 we had not issued dividends and, therefore, the dividend yield used in grants prior to September 10, 2010 was zero. Subsequent to September of 2010, we paid quarterly cash dividends on our common stock and accordingly, applied a dividend yield to grants in the year ended December 31, 2011. For future grants, we will apply a dividend yield based on our history and expectation of dividend payouts.

Expected Volatility.    In the year ended December 31, 2011, we revised our estimation method for calculating expected volatility to take account of the sufficient amount of available public share price data. For the years ended December 31, 2009 and 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. For the year ended December 31, 2011, the expected volatility of options granted was estimated based solely upon our historical share price volatility. We will continue to review our estimate in the future.

Risk-free Interest Rate.    The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.    The expected term of options granted during the years ended December 31, 2009, 2010 and 2011 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience.

In addition, we estimate forfeitures based on historical option and restricted stock unit activity on a grant by grant basis. We may make changes to that estimate throughout the vesting period based on actual activity.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We determined that upon the conclusion of our tax examination, the respective tax positions were settled and we recognized various uncertain tax benefits as discrete events, which had an immaterial impact on our consolidated financial statements for the years ended December 31, 2009 and 2010.

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

Property and Equipment

Property and equipment, including property and equipment under finance leases, are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Life
(In years)
Machinery and equipment	3-5
Software	3-5
Furniture and fixtures	5
Leasehold improvements	Remaining lease term
Building	30

Derivative Financial Instruments

We account for all derivative instruments on the balance sheet at fair value, and follow accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. During the year ended

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, we entered into certain interest rate swap transactions that converted our variable-rate debt to fixed-rate debt. Our interest rate swaps were related to variable interest rate risk exposure associated with our long-term debt and were intended to manage this risk. During the year ended December 31, 2010, we prepaid the remaining principal balance on the term loan and revolving credit facility under our Credit Agreement and terminated the related interest rate swaps. We did not have any derivative instruments in the year ended December 31, 2011. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in our consolidated balance sheet. The ineffective portion of the interest rate swaps is recorded in other expense in our consolidated statements of operations.

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

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2009, 2010 or 2011.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. In the years ended December 31, 2010 and 2011, we repurchased 50 thousand and 1.7 million shares, respectively, of our common stock.

Segment Reporting

We have three reportable operating segments with continuing operations through the period ended December 31, 2011. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

3.	Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In January 2010, an update was made to “Fair Value Measurements and Disclosures”. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted the provisions of this update related to Level 3 fair value measurements as of January 1, 2011 and have included the additional disclosure requirements and there was no material impact to our consolidated financial statements.

In April 2010, an update was made to “Compensation — Stock Compensation”. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our consolidated financial statements.

In December 2010, an update was made to “Intangibles — Goodwill and Other”. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2010, an update was made to “Business Combinations”. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2011 and there was no material impact to our consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructurings for public entities will be coordinated. Currently, that guidance is indefinitely deferred for public entities. We will adopt the provisions of this update once it is effective and do not anticipate a material impact to our consolidated financial statements.

In May 2011, an update was made to “Fair Value Measurement”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our consolidated financial statements.

In June 2011, an update was made to “Comprehensive Income”. This update was further amended in December 2011 in order to defer the changes that relate to the presentation of reclassification adjustments. In this update an entity has the options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the exception of the amendments that relate to the presentation of reclassification adjustments which have been deferred. Early adoption is permitted. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our consolidated financial statements.

In September 2011, an update was made to “Intangibles — Goodwill and Other”. This update is intended to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We will adopt the provisions of this update in fiscal year 2012 and do not anticipate a material impact to our consolidated financial statements.

In December 2011, an update was made to “Property, Plant, and Equipment”. Under the amendments in this update, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. The amendments in this update should be applied on a prospective basis and are effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. We will adopt the provisions of this update in fiscal year 2013 and do not anticipate a material impact to our consolidated financial statements.

In December 2011, an update was made to “Balance Sheet”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods. We will adopt the provisions of this update in fiscal year 2013 and do not anticipate a material impact to our consolidated financial statements.

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

For the years ended December 31, 2009, 2010 and 2011, options to purchase 5.6 million, 2.3 million and 263 thousand shares of common stock, respectively, have been excluded from the computation of diluted income per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of basic (loss) earnings per common share to diluted (loss) earnings per common share is as follows (in thousands, except per share data):

	2009	2010	2011
Income from continuing operations	$687	$14,876	$18,625
(Loss) income from discontinued operations	(7,040)	5,489	—

Net (loss) income available to common shareholders — basic and diluted	$(6,353)	$20,365	$18,625

Weighted average common shares outstanding — basic	17,503	17,709	17,214
Dilutive effect of common stock equivalents	80	703	1,953

Weighted average common shares outstanding — diluted	17,583	18,412	19,167

Basic (loss) earnings per common share:
Income from continuing operations	$0.04	$0.84	$1.08
(Loss) income from discontinued operations	$(0.40)	$0.31	$—

Basic (loss) earnings per common share	$(0.36)	$1.15	$1.08
Diluted (loss) earnings per common share:
Income from continuing operations	$0.04	$0.81	$0.97
(Loss) income from discontinued operations	$(0.40)	$0.30	$—

Diluted (loss) earnings per common share	$(0.36)	$1.11	$0.97

5.	Fair Value Measurement

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

We did not hold instruments that are measured at fair value on a recurring basis as of December 31, 2011. The fair value of our instruments measured on a recurring basis at December 31, 2010 is as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury bills	$4,994	$4,994	$—	$—

The carrying amounts of certain financial instruments, such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, leases payable and trade accounts payable, we consider the recorded value to approximate fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the year ended December 31, 2010 or 2011, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	December 31, 2010	December 31, 2011
	(In thousands)
Prepaid services	$2,882	$1,030
Escrow receivable	1,750	—
Other prepaid contracts	927	4,223
Other	1,451	1,187

	$7,010	$6,440

As part of the sale agreement for SI, we recorded an escrow receivable of $1.8 million in the year ended December 31, 2010. On July 19, 2011, we received the full escrow amount. During the year ended December 31, 2011, we made an advance payment of $1.3 million to satisfy remaining required royalties under a commercial agreement with a related party for the year ended December 31, 2012.

7.	Deferred Subscription Solicitation Costs

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheet as of December 31, 2011 and December 31, 2010 was $16.3 million and $28.8 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our consolidated balance sheet and include $1.9 million and $4.0 million for the years ended December 31, 2011 and 2010, respectively. The current portion of the prepaid commissions are included in the deferred subscription solicitation costs, which were $4.7 million and $8.5 million as of December 31, 2011 and 2010, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2009, 2010 and 2011 were $66.5 million, $61.8 million and $44.9 million, respectively. Marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral for the years ended December 31, 2009, 2010 and 2011 were $16.4 million, $9.8 million and $5.5 million, respectively.

8.	Property and Equipment

Property and equipment consist of the following as of:

	December 31, 2010	December 31, 2011
	(In thousands)
Machinery and equipment	$21,484	$25,607
Software	32,971	41,106
Software development-in-progress	6,162	1,217
Furniture and fixtures	1,652	1,810
Leasehold improvements	3,451	4,354
Building	725	725
Land	25	25

	66,470	74,844
Less: accumulated depreciation	(44,901)	(51,026)

Property and equipment — net	$21,569	$23,818

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of fixed assets and software for the years ended December 31, 2009, 2010 and 2011 were $7.4 million, $8.1 million and $9.0 million, respectively. During the year ended December 31, 2011 and 2010, we had retirements that impacted our property and equipment and accumulated depreciation balances by $2.9 million and $7.0 million, respectively. In the year ended December 31, 2011, we received cash as reimbursement for certain internal software project work. Therefore, we reduced certain asset values by approximately $1.2 million.

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31, 2010	December 31, 2011
	(In thousands)
Leased property consisting of machinery and equipment	$3,429	$3,747
Leased property consisting of software	3,015	3,015

Leased property	6,444	6,762
Less: accumulated depreciation	(1,165)	(3,103)

Leased property, net	$5,279	$3,659

During the year ended December 31, 2011, we entered into additional capital leases for fixed assets of $318 thousand, which impacted the leased property balance.

9.	Long-Term Investments

Our long-term investment consists of an investment in equity shares of a privately held company. During the year ended December 31, 2010, we paid $1.0 million in cash for an additional preferred stock investment in White Sky, Inc (“White Sky”), a privately held company in California. White Sky provides smart card-based software solutions to safeguard consumers against identity theft and online crime when they bank, shop and invest online. We own less than 20% of the outstanding voting stock of White Sky. The investment is accounted for at cost on the consolidated balance sheet. In the years ended December 31, 2010 and 2011, we did not estimate fair value for this investment. In accordance with our investment, we also received stock purchase warrants for additional shares of White Sky’s preferred stock. As of December 31, 2011, no indicators of impairment were identified.

In addition to the investment, we amended a commercial agreement with White Sky in the year ended December 31, 2010 to receive exclusivity on the sale of its ID Vault products. The amended strategic commercial agreement allows us to include these products and services as part of our comprehensive identity theft protection services to consumers. During the year ended December 31, 2011, we made an advance payment of $1.3 million to satisfy remaining required royalties for the year ended December 31, 2012.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2010	Impairment	Adjustments	Net Carrying Amount at December 31, 2010
Consumer Products and Services	$43,235	$—	$43,235	$—	$—	$43,235
Background Screening	23,583	(19,879)	3,704	—	(3,704)	—
Online Brand Protection	11,242	(11,242)	—	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—	—

Total goodwill	$79,450	$(32,511)	$46,939	$—	$(3,704)	$43,235

	December 31, 2011
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2011	Impairment	Net Carrying Amount at December 31, 2011
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total goodwill	$55,867	$(12,632)	$43,235	$—	$43,235

We performed our required annual impairment test as of October 31, 2011. We estimated fair value using a weighting between the income and market based approaches. The implied fair value of the reporting units, at October 31, 2011, was in excess of the carrying value. Therefore, goodwill in the reporting unit was not impaired and the second step of the impairment test was not necessary. As further described in Note 22, in the three months ended September 30, 2010, we reduced goodwill by $3.7 million due to the sale of SI.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our intangible assets consisted of the following (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(24,172)	$—	$14,674
Marketing related	3,192	(3,119)	—	73
Technology related	2,796	(2,646)	—	150

Total amortizable intangible assets	$44,834	$(29,937)	$—	$14,897

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(27,777)	$—	$11,069
Marketing related	3,192	(3,192)	—	—
Technology related	2,796	(2,796)	—	—

Total amortizable intangible assets	$44,834	$(33,765)	$—	$11,069

As further described in Note 22, due to the sale of SI, in the three months ended September 30, 2010, we reduced both the gross carrying amount and accumulated amortization on our amortizable intangible assets by $2.4 million. The intangible assets held by SI were fully amortized.

During the years ended December 31, 2011 and 2010, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are generally amortized over a period of three to ten years. For the years ended December 31, 2009, 2010 and 2011 we had an aggregate amortization expense from continuing operations of $9.1 million, $6.7 million and $3.8, respectively, which were included in amortization expense on our consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the years ending December 31,
2012	$3,542
2013	3,483
2014	3,437
2015	427
2016	180

$11,069

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Assets

The components of our other assets are as follows:

	December 31, 2010	December 31, 2011
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	92	281
Prepaid commissions	4,029	1,859
Assets held for use	—	1,408
Other	1,697	1,719

	$5,893	$5,342

The decrease in other assets is primarily related to a decrease in prepaid commissions partially offset by the receipt of assets held for use as a result of a lawsuit settlement of $1.4 million. The assets for use were recorded at fair value, as determined by an independent third party appraisal.

12.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	December 31, 2010	December 31, 2011
	(In thousands)
Accrued marketing	$2,637	$2,099
Accrued cost of sales, including credit bureau costs	6,239	5,720
Accrued general and administrative expense and professional fees	3,269	3,794
Insurance premiums	1,190	846
Other	1,383	1,322

	$14,718	$13,781

13.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31, 2010	December 31, 2011
	(In thousands)
Accrued payroll	$233	$660
Accrued benefits	1,918	2,227
Accrued severance	191	2,320

	$2,342	$5,207

In the year ended December 31, 2011, we recorded approximately $2.3 million of severance and severance-related benefits for involuntary terminations.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

The components of income tax benefit (expense) from continuing operations for the three years ended December 31, 2009, 2010 and 2011 are as follows:

	2009	2010	2011
	(In thousands)
Current:
Federal	$(463)	$(12,729)	$(14,512)
State	(63)	(2,177)	(2,765)

Total current income tax expense	(526)	(14,906)	(17,277)

Deferred:
Federal	359	5,011	3,485
State	(1)	557	560

Total deferred income tax (expense) benefit	358	5,568	4,045

Total income tax (expense) benefit	$(168)	$(9,338)	$(13,232)

Deferred tax assets and liabilities as of December 31, 2010 and 2011, consist of the following:

	2010	2011
	(In thousands)
Deferred tax assets:
Reserves and accrued expenses	$4,530	$6,300
Intangible assets	3,165	1,902
NOL and capital loss carryforwards	4,878	4,662

Total deferred tax assets	12,573	12,864

Deferred tax liabilities:
Prepaid expenses	(11,170)	(6,366)
Property, plant, and equipment	(3,162)	(4,254)

Total deferred tax liabilities	(14,332)	(10,620)
Valuation allowances	(4,605)	(4,562)

Net deferred tax liability	$(6,364)	$(2,318)

We have state net operating loss carryforwards of $294 thousand, which will begin to expire in 2012. We also have a capital loss carryforward generated from the sale of SI of $4.4 million, which will expire in 2015. Realization of deferred tax assets related to net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. We have established a valuation allowance against deferred tax assets, primarily the capital loss carryforward and $194 thousand of our state net operating loss carryforwards, that we believe cannot be utilized in the foreseeable future. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax from continuing operations from the statutory rate is as follows (in thousands):

	December 31,
	2009	2010	2011
Tax benefit (expense) at statutory rate	$(474)	$(8,475)	$(11,150)
State income tax, (benefit) net of federal benefit	164	(641)	(1,409)
Nondeductible executive compensation	(94)	(218)	(393)
Valuation allowances	(9)	(194)	44
Change in uncertain tax positions	272	72	—
Other	(27)	118	(324)

Net tax benefit (expense)	$(168)	$(9,338)	$(13,232)

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2011 was 41.5% as compared to 38.6% in the year ended December 31, 2010. The increase in the effective tax rate is primarily due to increases in book expenses which are not deductible for income tax purposes, as well as state tax expense.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	December 31,
	2009	2010	2011
Unrecognized tax benefit -January 1	$2,160	$225	$181
Gross increases, tax positions in current period	38	—	—
Gross increases, tax positions in prior period	—	—	711
Gross decreases, tax positions in prior period	(1,214)	—	(32)
Decreases related to settlements with taxing authorities	—	(44)	—
Lapse of the statute of limitations	(759)	—	—

Unrecognized tax benefit -December 31	$225	$181	$860

The balance of the unrecognized tax benefits as of December 31, 2011, if recognized, would not have a significant impact on our annual effective rate.

During the year ended December 31, 2011 we increased our gross unrecognized tax benefits primarily related to an uncertain tax position on the timing of deductions for certain legal expenses. During the year ended December 31, 2010, we increased and subsequently, reduced our gross unrecognized tax benefits by $4.2 million primarily related to an uncertain tax position in a foreign jurisdiction. Upon further analysis, it was determined that this item did not meet the recognition requirement for providing a tax reserve.

We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements. The accrual for estimated penalties is included as a component of other long-term liabilities in our consolidated balance sheet. In the year ended December 31, 2009, we decreased penalties by a net amount of $45 thousand as a result of our gross decreases to our unrecognized tax benefit. We did not accrue penalties in the year ended December 31, 2010. In the year ended December 31, 2011, we increased penalties and subsequently, paid penalties of $10 thousand.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheet. In the years ended December 31, 2009, 2010 and 2011, we have interest expense of $10 thousand, $10 thousand and $54 thousand, respectively as a result of our gross increases to our unrecognized tax benefit. In the years ended December 31, 2009 and 2010, we decreased interest expense $532 thousand and $7 thousand, respectively as a result of our gross decreases to our unrecognized tax benefit. We did not have a net decrease to interest expense in the year ended December 31, 2011.

The company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2011, we were subject to examination in the U.S. federal tax jurisdiction for the 2008-2010 tax years and various state jurisdictions for the 2000-2010 tax years. We are not currently under audit in any federal or state jurisdiction.

In the year ended December 31, 2012, we do not expect our unrecognized tax benefits to change by a material amount.

15.	Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members.

In January 2007, we amended our separate agreements for monitoring credit on a daily and quarterly basis, along with certain credit analysis services, by combining them into a single Software Services Schedule. In connection with these agreements, we paid monthly installments totaling $864 thousand, $870 thousand and $878 thousand for the years ended December 31, 2009, 2010 and 2011, respectively. These amounts are included within cost of revenue and general and administrative expense in the accompanying consolidated statements of operations.

On January 2, 2008, we entered into a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. The initial term of the agreement is two years, with successive automatic renewal terms of two years, but is terminable without cause by either party upon 90 days notice to the other party. As of December 31, 2010 and 2011, we owed $140 thousand and $72 thousand to DMS, respectively.

RCS International, Inc.    A family member of our executive vice president of operations is the president of RCS International, Inc. (“RCS”). We have entered into a contract with RCS to assist us in our Canadian fulfillment operations. For the years ended December 31, 2009, 2010 and 2011, we paid $1.5 million, $1.7 million and $1.7 million, respectively. As of December 31, 2010, we owed $102 thousand. As of December 31, 2011, there were no amounts owed to RCS.

Lazard Freres & Co, LLC.    A managing director of Lazard Freres & Co (“Lazard”) serves as one of our board members. For the year ended December 31, 2009 and 2011, we did not remit any payments to Lazard. For the year ended December 31, 2010, we paid $300 thousand to Lazard for various professional services in connection with possible strategic alternatives. As of December 31, 2010 and 2011, there were no amounts due to Lazard.

White Sky, Inc.    We have a minority investment in White Sky and a commercial agreement to incorporate and market their service into our fraud and identity theft protection product offerings. For the years ended December 31, 2009, 2010 and 2011, under the amended commercial agreement we paid $1.8 million,

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.5 million and $2.6 million to White Sky, respectively. The payments made in the year ended December 31, 2011, include an advance payment of $1.3 million to satisfy remaining required royalties for the year ended December 31, 2012. During the year ended December 31, 2010, we paid an additional $1.0 million in cash for an additional preferred stock investment in White Sky. See Note 9 for further information. As of December 31, 2010 and 2011, there were no amounts due to White Sky.

Albertine Enterprises Inc. The chairman and CEO of Albertine Enterprises Inc. (“Albertine Enterprises”) serves as our board member. In the year ended December 31, 2010, we entered into a contract with Albertine Enterprises to provide lobbying and consulting services. For the years ended December 30, 2010 and 2011, we paid $68 thousand and $72 thousand to Albertine Enterprises for these services. As of December 31, 2010, we owed $6 thousand to Albertine Enterprises. As of December 31, 2011, there were no amounts owed to Albertine Enterprises.

16.	Debt and Other Financing

We have a Credit Agreement with Bank of America, N.A., which has a maturity date, as amended, of December 31, 2012. Our Credit Agreement currently consists of a revolving credit facility in the amount of $25.0 million and is secured by substantially all of our assets and a pledge by us of stock and membership interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.

In connection with our share repurchase, we amended the Credit Agreement in the three months ended March 31, 2011 to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of December 31, 2011, the outstanding balance of the revolving credit facility was $20.0 million, which is included as a current liability in our consolidated balance sheet and we have approximately $30.8 million in cash in our consolidated balance sheet in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement. On December 19, 2011, we entered into another amendment to our Credit Agreement, which extends the maturity date of the revolving credit facility for an additional year to December 31, 2012. In addition, the amended Credit Agreement increases our ability to make share repurchases up to $20.0 million in any fiscal year, which is currently limited to a total of $20.0 million under our share repurchase program

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the Credit Agreement) other than on fair and reasonable terms; share repurchases; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which includes our consolidated leverage ratios, consolidated fixed charge coverage ratios, minimum available liquidity requirements as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As further described in Note 20 on July 1, 2009, we and Control Risks Group, Ltd (“CRG”) agreed to terminate our existing ownership agreement in SI and we acquired CRG’s 45% ownership interest in SI, resulting in SI becoming our wholly-owned subsidiary. As part of the termination, a $900 thousand demand loan between SI and CRG was forgiven and a non-interest bearing $1.4 million note was issued by SIH to CRG. The note matured in five years and required equal annual payments by SIH of $467 thousand due on June 30, 2012, 2013 and 2014. The note was recorded at fair value, which was $748 thousand, as of July 1, 2009. Interest was accrued monthly using a 16% imputed interest rate in accordance with U.S. GAAP. As further described in Note 22, on July 19, 2010 as a result of the sale of SI, the note payable to CRG was paid, resulting in a loss on debt extinguishment of $517 thousand, which is included in the gain on disposal of discontinued operations in our consolidated statements of operations.

17.	Derivative Financial Instruments

Risk Management Strategy

We maintained an interest rate risk management strategy that incorporated the use of derivative instruments to minimize the economic effect of interest rate changes. In 2008, we entered into certain interest rate swap transactions that converted our variable-rate long-term debt to fixed-rate debt. Our interest rate swaps were related to variable interest rate risk exposure associated with our long-term debt and were intended to manage this risk. The swaps modified our interest rate exposure by effectively converting the variable rate on our term loan to a fixed rate of 3.2% per annum through December 2011 and on our revolving line of credit to a fixed rate of 3.4% per annum through December 2011. The notional amount of the term loan interest rate swap amortized on a monthly basis through December 2011 and the notional amount of the line of credit interest rate swap amortized from $15.0 million to $10.0 million through March 31, 2009 and terminated in December 2011. For the year ended December 31, 2009, there was no material ineffective portion of the hedge and therefore, no impact to the consolidated statements of operations. As further described in Note 16, in the year ended December 31, 2010 we prepaid the remaining principal balance on the term loan and revolving credit facility under our Credit Agreement and therefore, we no longer met the criteria for hedge accounting. We discontinued our cash flow hedges and reclassified our interest rate swaps to non-designated derivatives. For the year ended December 31, 2010, we reclassified $565 thousand from accumulated other comprehensive loss into earnings to record the ineffective portion of the hedge. In the year ended December 2010, we also terminated our interest rate swaps with payments totaling $477 thousand.

Summary of Derivative Financial Statement Impact

As of December 31, 2010, we terminated our interest rate contracts in conjunction with the prepayment of debt. The following table summarizes the impact of derivative instruments in our consolidated statements of operations.

The Effect of Derivative Instruments on the Statements of Operations

Cash Flow Hedge Relationships Year Ended December 31,	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009	2010	2011	2009		2010	2011
	In thousands of dollars
Interest rate contracts	$407	$291	$—	$(888)		$(541)	$—

Total	$407	$291	$—	$(888	)(1)	$(541)	$—

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedge Relationships Year Ended December 31,	2009	2010	2011
Interest rate contracts	$—	$(565)	$—

Total	$—	$(565)	$—

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

Subsequently, in the three months ended December 31, 2010, we prepaid the remaining principal balance on the revolving credit facility under our Credit Agreement and paid $477 thousand to terminate the related interest rate swaps. We, therefore, no longer met the criteria for hedge accounting and we discontinued our cash flow hedge and reclassified the effective portion of our interest rate swap on the revolving credit facility. This resulted in the recognition of a loss of $300 thousand, which was reclassified from accumulated other comprehensive loss into earnings during the three months ended December 31, 2010.

The effect on the consolidated statements of operations of derivative instruments not designated as hedges is summarized as follows (in thousands):

		(Losses) Gains for the Years Ended
Derivatives not Designated as Hedging Instruments	Line Item in Statements of Operations	December 31, 2009	December 31, 2010	December 31, 2011
Interest rate contracts	Other income(expense), net	$—	$(477)	$—

Total		$—	$(477)	$—

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain fixed assets. The minimum fixed commitments related to all noncancelable leases are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
	(In thousands)
2012	$2,396	$1,503
2013	2,836	942
2014	2,464	859
2015	2,475	656
2016	2,404	28
Thereafter	6,418	—

Total minimum lease payments	$18,993	3,988

Less: amount representing interest		(336)

Present value of minimum lease payments		3,652
Less: current obligation		(1,351)

Long term obligations under capital lease		$2,301

In the year ended December 31, 2010 and 2011 we entered into additional capital lease agreements for approximately $3.6 million and $318 thousand, respectively, for fixed assets. We recorded the lease liability at the fair market value of the underlying assets on our consolidated balance sheet.

We have financed certain software development costs. These costs did not meet the criteria for capitalization. Amounts owed under this arrangement as of December 31, 2010 were $221 thousand and $144 thousand, respectively, and are included in accrued expenses and other current liabilities and other long-term liabilities, respectively, in our consolidated financial statements. Amounts owed under this arrangement as of December 31, 2011 are $136 thousand and $8 thousand, respectively. The minimum fixed commitments related to this arrangement are as follows:

For the years ended December 31 (in thousands):
2012	$136
2013	8

Obligations under arrangement	$144

Rental expenses included in general and administrative expenses were $2.3 million, $2.7 million and $2.9 million for the years ended December 31, 2009, 2010 and 2011, respectively. The increase in rental expenses in the year ended December 31, 2011 compared to the year ended December 31, 2010 is due to the increase in rent as a result of the expansion of our corporate headquarters and customer care center during the second quarter of 2011.

As of December 31, 2009 and 2010 the rental expenses included in loss from discontinued operations in our consolidated statements of operations were $978 thousand and $404 thousand, respectively. These amounts related to SI, which was sold on July 19, 2010.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

On May 27, 2009, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against Joseph C. Loomis and Jenni M. Loomis in connection with our stock purchase agreement to purchase all of Net Enforcers, Inc.’s (NEI) stock in November 2007 (the “Virginia Litigation”). We alleged, among other things, that Mr. Loomis committed securities fraud, breached the stock purchase agreement, and breached his fiduciary duties to the company. The complaint also sought a declaration that NEI was not in breach of its employment agreement with Mr. Loomis and that, following NEI’s termination of Mr. Loomis for cause, NEI’s obligations pursuant to the agreement were terminated. In addition to a judgment rescinding the stock purchase agreement and return of the entire purchase price we had paid, the complaint sought unspecified compensatory, consequential and punitive damages, among other relief. Prior to trial, the parties, along with various related non-parties, entered into a settlement agreement resolving all claims in this matter. Pursuant to the settlement, we received a combination of cash and title to two office condominiums and one real property parcel. In accordance with the settlement agreement, a stipulation of dismissal of all claims was filed.

On September 11, 2009, a putative class action complaint was filed against Intersections, Inc., Intersections Insurance Services Inc., Loeb Holding Corp., Bank of America, NA, Banc of America Insurance Services, Inc., BA Insurance Services, Inc., American International Group, Inc., National Union Fire Insurance Company of Pittsburgh, PA, and Global Contact Services, LLC, in the U.S. District Court for the Southern District of Texas. The complaint alleged various claims based on telemarketing of an accidental death and disability program. On February 22, 2011, the U.S. District Court dismissed all of the plaintiff’s claims against us and the other defendants. The plaintiff appealed the District Court’s ruling to the U.S. Court of Appeals for the Fifth Circuit, and the Court of Appeals upheld the District Court’s ruling.

On February 16, 2010, a putative class action complaint was filed against Intersections, Inc., Bank of America Corporation, and FIA Card Services, N.A., in the U.S. District Court for the Northern District of California. The complaint alleges various claims based on the provision of identity protection services to the named plaintiff. The U.S. District Court granted our motion as to two of the three named plaintiffs, and took the motion under advisement as to the third plaintiff pending a hearing scheduled for January, 2012. On October 27, 2011, the third plaintiff dismissed his claims against us without prejudice. The case still is pending against Bank of America Corporation and FIA Card Services.

On July 19, 2011, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc. and Bank of America Corporation in Los Angeles Superior Court alleging various claims based on the sale of an accidental death and disability program. The case was removed to the U.S. District Court for the Central District of California, and an amended complaint was filed. On January 30, 2012, the District Court dismissed all claims against us and Bank of America Corporation. On February 29, 2012, the plaintiffs filed a Notice of Appeal of the District Court’s order.

We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and,

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where feasible, an estimate of the possible loss or range of loss. As of December 31, 2011, we do not have any liabilities accrued for any of the lawsuits mentioned above.

Other

We have entered into various software licenses, marketing and operational commitments for several years totaling $25.1 million as of December 31, 2011. In January, 2012, we entered into a new contract with a credit reporting agency, in which we are required to make non-refundable minimum payments totaling $24.2 million in the year ending December 31, 2012.

19.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	December 31, 2010	December 31, 2011
	(In thousands)
Deferred rent	$2,415	$3,353
Uncertain tax positions, interest and penalties not recognized	224	957
Accrued general and administrative expenses	144	9
Other	—	437

	$2,783	$4,756

In the year ended December 31, 2011, we recorded a contingent liability, in accordance with U.S. GAAP, for a loan guaranty of $384 thousand and associated interest of $53 thousand.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our net (loss) income attributable to Intersections Inc., and transfers from the noncontrolling interest for the years ended December 31 (in thousands):

	2009	2010	2011
Net (loss) income attributable to Intersections	$(6,353)	$20,365	$18,625
Decrease in Intersections paid-in capital for purchase of 45 common units of SI	(3,059)	—	—

Change from net (loss) income attributable to Intersections and transfers from noncontrolling interest	$(9,412)	$20,365	$18,625

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

Outstanding Securities

Our authorized capital stock consists of 50 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2010 and 2011, there were approximately 18.9 and 20.1 million shares of our common stock outstanding and no shares of preferred stock outstanding. The board of directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. We do not have any outstanding warrants to purchase common shares. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2011, we had $20.0 million remaining under our share repurchase program, which we are permitted to make under our amended Credit Agreement in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

In the year ended December 31, 2010, we repurchased 50 thousand common shares at $8.62 a share. The aggregate cost of common stock repurchased, including commissions, was $432 thousand. In the year ended December 31, 2011, we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

The following summarizes our dividend activity for the year ended December 31, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20
November 9, 2011	November 30, 2011	December 9, 2011	$0.20

The following summarizes our dividend activity for the year ended December 31, 2010:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
August 12, 2010	August 31, 2010	September 10, 2010	$0.15
November 15, 2010	November 30, 2010	December 10, 2010	$0.15

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of December 31, 2011, options to purchase 58 thousand shares were outstanding under the 1999 Plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock, and options to purchase 374 thousand shares are remaining to be granted. As of December 31, 2011, options to purchase 1.3 million shares are outstanding under the 2004 Plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and Stockholders in May 2011. As of December 31, 2011, we have 2.3 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.7 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to unvested awards that have expired, terminated, or been canceled or forfeited may be available for issuance or use in connection with future awards.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1999 Plan active period expired on August 24, 2009, the 2004 Plan will remain in effect until May 5, 2014, and the 2006 Plan will remain in effect until March 7, 2016, unless terminated by the Board of Directors.

Stock Options

Total stock based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2009, 2010 and 2011 was $2.1 million, $2.5 million and $2.3 million, respectively. We reduced our share-based compensation expense for stock options by $227 thousand for involuntary terminations in the year ended December 31, 2011. Total share-based compensation expense recognized for stock options included in gain on disposal of discontinued operations in our consolidated statement of operations, for the year ended December 31, 2010 was $53 thousand.

The following table summarizes the Company’s stock option activity:

	2009		2010		2011			Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
							(In thousands)	(In years)
Outstanding, beginning of year	4,597,106	$11.41	3,806,052	$6.49	3,795,057	$5.79
Granted	2,332,522	3.85	724,335	4.36	150,000	13.74
Canceled	(3,007,760)	12.32	(635,179)	8.45	(1,079,559)	6.43
Exercised	(115,816)	0.45	(100,151)	5.21	(793,892)	5.50

Outstanding, end of year	3,806,052	$6.49	3,795,057	$5.79	2,071,606	$6.14	$11,483	6.96

Exercisable at end of the year	1,241,941	$11.00	1,388,008	$8.67	479,618	$10.19	$1,246	4.50

The weighted average grant date fair value of options granted, based on the Black Scholes method, during the years December 31, 2009, 2010 and 2011 was $1.76, $2.80 and $6.53, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $873 thousand, $671 thousand and $21.5 million, respectively.

In the year ended December 31, 2011, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 1.5 million shares were exercised, of which the cumulative net shares issued to the participants were 630 thousand and 883 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as included in withholding tax payments in our consolidated statement of cash flows, for this net withhold option exercise method was $7.9 million.

As of December 31, 2011, there was $3.5 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(In years)
$0 — $5.00	1,216,940	7.65	$3.57	83,625	$3.49
$5.01 — $10.00	543,818	6.46	6.80	194,145	7.96
$10.01 — $15.00	191,750	6.76	13.94	82,750	12.62
$15.01 — $20.00	119,098	2.50	16.87	119,098	16.87
Greater than $20.00	—	0.00	0.00	—	0.00

	2,071,606	6.96	$6.14	479,618	$10.19

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

	2009		2010		2011
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	513,884	$9.33	1,562,108	$4.32	1,943,808	$4.62
Granted	1,288,941	4.18	1,015,205	4.34	959,189	10.15
Canceled	(78,346)	9.41	(260,567)	4.52	(462,072)	5.99
Vested	(162,371)	9.41	(372,938)	5.79	(422,640)	5.13

Outstanding, end of year	1,562,108	$4.32	1,943,808	$4.62	2,018,285	$6.83

The weighted average contractual life for restricted stock units for the years ended December 31, 2009, 2010 and 2011 was 3.0 years, 2.6 years and 2.3 years, respectively.

Total stock based compensation recognized for restricted stock units in our consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011 was $2.4 million, $3.2 million and $4.3 million, respectively. We reduced our share-based compensation expense for restricted stock units by $500 thousand for involuntary terminations in the year ended December 31, 2011. Total share-based compensation expense recognized for restricted stock units included in gain on disposal of discontinued operations in our consolidated statement of operations, for the year ended September 30, 2010 was $78 thousand.

In the year ended December 31, 2010, there were two restricted stock unit grants, at the vesting date, that were paid in cash rather that stock to recipients at the election of the Company. Total cash paid was $970 thousand, which did not exceed the fair value on the settlement date.

As of December 31, 2011, there was $9.4 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Discontinued Operations

On July 19, 2010, we and SIH entered into a membership interest purchase agreement with Sterling, pursuant to which SIH sold, and Sterling acquired, 100% of the membership interests of SI for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. SIH is not an operating subsidiary and our background screening services ceased upon the sale of SI. The sale was subject to customary representations, warranties, indemnifications and an escrow account of $1.8 million for a period of one year after the closing date to satisfy any claims by Sterling under the Purchase Agreement. On July 19, 2011, we received the full escrow amount of approximately $1.8 million in cash from Sterling as part of the Purchase Agreement for the sale of SI. We recognized a gain of $5.9 million on the sale of our subsidiary in the year ended December 31, 2010.

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

	Years Ended December 31,
	2009	2010
Revenue	$18,462	$12,907

Loss before income taxes from discontinued operations	$(11,273)	$(158)
Income tax expense	(147)	(221)

Loss from discontinued operations	(11,420)	(379)
Gain on disposal from discontinued operations	—	5,868
Net loss attributable to noncontrolling interest in discontinued operations	4,380	—

(Loss) income from discontinued operations	$(7,040)	$5,489

We did not record an income tax benefit on the tax loss on disposal in the year ended December 31, 2010, as the income tax benefit was not deemed to be realizable within the foreseeable future under U.S. GAAP. There were no discontinued operations in the year ended December 31, 2011.

23.	Employee Benefit Plan

In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covered substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. In 2008, the 401(k) Plan provided for matching $0.50 per dollar on the first 6% of the employee’s contribution. The employer matching was subsequently suspended and there were no expenses under the 401(k) Plan for the years ended December 31, 2009, 2010 and 2011, respectively. Eligible employees vested in employer contributions 20% per year and were fully vested in five years.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Major Clients

As discussed in Notes 1 and 2, we market credit monitoring services to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total revenue, is as follows:

	2009	2010	2011
Citibank	10%	10%	8%
Bank of America (includes MBNA)	58%	56%	52%

Accounts receivable related to these clients totaled $10.8 million and $10.4 million at December 31, 2010 and 2011, respectively.

25.	Segment and Geographic Information

We have three reportable operating segments within continuing operations. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

We recasted the results of our business segment data for the year ended December 31, 2009 into the new operating segments for comparability with current presentation. The following table sets forth segment information for the years ended December 31, 2009, 2010 and 2011.

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(In thousands)
Year Ended December 31, 2009
Revenue	$343,695	$2,133	$342	$346,170
Depreciation	7,380	12	44	7,436
Amortization	8,583	69	426	9,078
Income (loss) from continuing operations before income taxes	9,513	(5,769)	(2,889)	855

Year Ended December 31, 2010
Revenue	$361,570	$2,033	$533	$364,136
Depreciation	8,085	20	14	8,119
Amortization	6,690	26	—	6,716
Income (loss) from continuing operations before income taxes	26,607	(835)	(1,558)	24,214

Year Ended December 31, 2011
Revenue	$369,703	$2,299	$999	$373,001
Depreciation	8,947	19	75	9,041
Amortization	3,802	26	—	3,828
Income (loss) from continuing operations before income taxes	34,208	(1,110)	(1,241)	31,857

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
As of December 31, 2010
Property, plant and equipment, net	$21,424	$23	$122	$21,569

Total assets	$148,884	$9,900	$3,843	$162,627

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
As of December 31, 2011
Property, plant and equipment, net	$23,558	$17	$243	$23,818

Total assets	$161,927	$3,947	$877	$166,751

The principal geographic area of our revenue and assets from continuing operations is the United States.

26.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended December 31, 2009:
Revenue	$82,834	$85,807	$88,324	$89,205
Income (loss) from operations	1,907	1,284	2,950	(5,545)
Income (loss) from continuing operations before income taxes	1,528	1,216	2,742	(4,631)
Net (loss) income	$(558)	$(2,658)	$349	$(3,486)
Year ended December 31, 2010:
Revenue	$91,489	$92,125	$89,326	$91,196
Income from operations	708	8,641	7,782	9,200
Income from continuing operations before income taxes	86	8,092	7,036	9,000
Net (loss) income	$(1,068)	$5,176	$10,304	$5,953
Year ended December 31, 2011:
Revenue	$90,445	$94,085	$94,328	$94,143
Income from operations	8,029	9,039	7,648	6,255
Income from continuing operations before income taxes	7,882	9,003	7,583	7,389
Net income	$4,584	$5,185	$4,622	$4,234

During the year ended December 31, 2010, we recorded a cumulative out-of-period adjustment to revenue. The adjustment had the effect of reducing the revenue by $1.3 million and net income by $796 thousand in the year ended December 31, 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this correcting entry was material to our results of operations for any period.

27.	Subsequent Events

On February 2, 2012, we announced a cash dividend of $.20 per share on our common stock, payable on March 9, 2012 to stockholders of record as of February 29, 2012.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 19, 2012, we entered into a Broker Agreement for Consumer Disclosure Service with Equifax Information Services LLC (“Equifax”), pursuant to which we will continue to purchase credit information from Equifax for use in our products and services. The Broker Agreement is effective as of January 1, 2012 and has a term of one year, subject to an automatic renewal for an additional one year term unless either party decides not to renew or the agreement is terminated for cause.

On January 30, 2012, we paid $10.0 million on our revolving credit facility, thereby reducing our outstanding debt under our Credit Agreement to $10.0 million.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Allowance(1)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts	$42	$19	$47	$14
Year Ended December 31, 2010
Allowance for doubtful accounts(2)	$375	$58	$391	$42
Year Ended December 31, 2009
Allowance for doubtful accounts	$235	$483	$343	$375

(1)	The year ended December 31, 2010 includes a reduction of $75 thousand related to the sale of SI on July 19, 2010.

(2)	The deductions from allowance includes $127 thousand related to write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name: Michael R. Stanfield
Title: Chief Executive Officer

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/s/ John G. Scanlon John G. Scanlon	Executive Vice President (Principal Financial Officer)	March 15, 2012

/s/ Madalyn C. Behneman Madalyn C. Behneman	Senior Vice President (Principal Accounting Officer)	March 15, 2012

/s/ John M. Albertine John M. Albertine	Director	March 15, 2012

/s/ Thomas G. Amato Thomas G. Amato	Director	March 15, 2012

/s/ James L. Kempner James L. Kempner	Director	March 15, 2012

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 15, 2012

/s/ David A. McGough David A. McGough	Director	March 15, 2012

/s/ Norman N. Mintz Norman N. Mintz	Director	March 15, 2012

/s/ William J. Wilson William J. Wilson	Director	March 15, 2012