Form 10-Q
period 2012-03-31
INTERSECTIONS INC
filed 2012-05-10
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of May 4, 2012 there were 20,553,436 shares of common stock, $0.01 par value, issued and 17,690,136 shares outstanding, with 2,863,300 shares of treasury stock.

Form 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$90,232	$90,445
Operating expenses:
Marketing	6,089	9,773
Commissions	24,516	27,775
Cost of revenue	26,211	25,408
General and administrative	19,403	16,537
Depreciation	2,494	1,923
Amortization	885	1,000

Total operating expenses	79,598	82,416

Income from operations	10,634	8,029
Interest income	—	6
Interest expense	(151)	(106)
Other income (expense), net	34	(47)

Income from operations before income taxes	10,517	7,882
Income tax expense	(4,291)	(3,298)

Net income	$6,226	$4,584

Basic earnings per common share	$0.36	$0.26
Diluted earnings per common share	$0.33	$0.23
Cash dividends paid per common share	$0.20	$0.15
Weighted average shares outstanding:
Basic	17,492	17,940
Diluted	18,736	19,543

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,562	$30,834
Accounts receivable, net of allowance for doubtful accounts of $22 (2012) and $14 (2011)	25,166	24,790
Prepaid expenses and other current assets	7,380	6,440
Income tax receivable	—	245
Deferred subscription solicitation costs	12,293	14,463

Total current assets	75,401	76,772

PROPERTY AND EQUIPMENT, net	22,647	23,818
DEFERRED TAX ASSET, net	713	2,188
LONG-TERM INVESTMENT	4,327	4,327
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	10,184	11,069
OTHER ASSETS	4,624	5,342

TOTAL ASSETS	$161,131	$166,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,074	$1,526
Accrued expenses and other current liabilities	14,314	13,781
Accrued payroll and employee benefits	5,173	5,207
Current portion of debt	10,000	20,000
Capital leases, current portion	1,148	1,351
Commissions payable	691	696
Income tax payable	501	—
Deferred revenue	4,537	4,740
Deferred tax liability, net, current portion	4,506	4,506

Total current liabilities	42,944	51,807

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	2,054	2,301
OTHER LONG-TERM LIABILITIES	4,765	4,756

TOTAL LIABILITIES	49,763	58,864

COMMITMENTS AND CONTINGENCIES (see notes 12 and 14)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 20,528 (2012) and 20,135 (2011); shares outstanding 17,669 (2012) and 17,276 (2011)	205	201
Additional paid-in capital	114,398	113,634
Treasury stock, shares at cost; 2,859 (2012) and 2,859 (2011)	(29,551)	(29,551)
Retained earnings	26,316	23,603

TOTAL STOCKHOLDERS’ EQUITY	111,368	107,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,131	$166,751

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$6,226	$4,584
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	2,494	1,923
Amortization	885	1,000
Amortization of debt issuance cost	15	—
Provision for doubtful accounts	8	—
Share based compensation	1,841	1,690
Amortization of deferred subscription solicitation costs	7,368	12,642
Foreign currency transaction (gains) losses, net	(26)	26
Changes in assets and liabilities:
Accounts receivable	(369)	(202)
Prepaid expenses and other current assets	(940)	(122)
Income tax, net	745	(1,068)
Deferred subscription solicitation costs	(4,623)	(11,404)
Other assets	273	212
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(1,083)	(845)
Accounts payable	316	632
Accrued expenses and other current liabilities	1,238	484
Accrued payroll and employee benefits	(647)	716
Commissions payable	(5)	(26)
Deferred revenue	(202)	308
Deferred income tax, net	2,558	1,933
Other long-term liabilities	10	181

Cash flows provided by operating activities	16,082	12,664

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of short-term investment	—	4,994
Proceeds from reimbursements for property and equipment	157	—
Acquisition of property and equipment	(1,952)	(4,440)

Cash flows (used in) provided by investing activities	(1,795)	554

CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under Credit Agreement	—	20,000
Purchase of treasury stock	—	(19,603)
Cash dividends paid on common shares	(3,513)	(2,696)
Repayments under Credit Agreement	(10,000)	—
Excess tax benefit upon vesting of restricted stock units and stock option exercises	1,083	845
Capital lease payments	(450)	(407)
Cash proceeds from stock options exercised	95	27
Withholding tax payment on vesting of restricted stock units and stock option exercises	(1,774)	(1,043)

Cash flows used in financing activities	(14,559)	(2,877)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(272)	10,341
CASH AND CASH EQUIVALENTS — Beginning of period	30,834	14,453

CASH AND CASH EQUIVALENTS — End of period	$30,562	$24,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$130	$95

Cash paid for taxes	$1,131	$2,627

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$463	$197

Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$613	$524

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, credit scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement, and software and other technology tools and services. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access to healthcare, home, auto, financial and other services and information. Our consumer products and services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries.

In addition, we also offer many of our services directly to consumers. We conduct our consumer direct marketing primarily through the Internet, television, radio and other mass media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email.

We have three reportable operating segments through the period ended March 31, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

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

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, as filed in our Annual Report on Form 10-K.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed to the subscriber’s credit card, mortgage bill or demand deposit accounts either by us or by our clients. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2012 and December 31, 2011, totaled $840 thousand and $846 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Membership Products

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2012, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions is included in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statements of operations.

Share Based Compensation

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

Three Months Ended March 31,
2011
Expected dividend yield	6.1%
Expected volatility	74.6%
Risk free interest rate	2.5%
Expected term of options	6.2 years

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

Risk free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term. The expected term of options granted during the year ended December 31, 2011 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience. In the three months ended March 31, 2012, we did not grant options.

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. We may make changes to that estimate throughout the vesting period based on actual activity.

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

3. Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In May 2011, an update was made to “Fair Value Measurement”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our condensed consolidated financial statements.

In June 2011, an update was made to “Comprehensive Income”. This update was further amended in December 2011 in order to defer the changes that relate to the presentation of reclassification adjustments. In this update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the exception of the amendments that relate to the presentation of reclassification adjustments which have been deferred. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our condensed consolidated financial statements.

In September 2011, an update was made to “Intangibles — Goodwill and Other”. This update is intended to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our condensed consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring for public entities will be coordinated. Currently, that guidance is indefinitely deferred for public entities. We will adopt the provisions of this update once it is effective and do not anticipate a material impact to our condensed consolidated financial statements.

In December 2011, an update was made to “Property, Plant, and Equipment”. Under the amendments in this update, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. The amendments in this update should be applied on a prospective basis and are effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. We will adopt the provisions of this update in fiscal year 2013 and do not anticipate a material impact to our condensed consolidated financial statements.

In December 2011, an update was made to “Balance Sheet”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods. We will adopt the provisions of this update in fiscal year 2013 and do not anticipate a material impact to our condensed consolidated financial statements

4. Earnings Per Common Share

Basic and diluted earnings per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans and our vesting of restricted stock units.

For the three months ended March 31, 2012 and 2011, options to purchase 885 thousand and 1.4 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic earnings per common share to diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except
	per share data)
Net income available to common shareholders — basic and diluted	$6,226	$4,584

Weighted average common shares outstanding — basic	17,492	17,940
Dilutive effect of common stock equivalents	1,244	1,603

Weighted average common shares outstanding — diluted	18,736	19,543

Earnings per common share:
Basic earnings per common share	$0.36	$0.26
Diluted earnings per common share	$0.33	$0.23

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

We did not hold instruments that are measured at fair value on a recurring basis for the periods ended March 31, 2012 and December 31, 2011. We consider the carrying amounts of certain financial instruments, such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, leases payables and trade accounts payables, to approximate fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three months ended March 31, 2012 or in the year ended December 31, 2011.

At March 31, 2012, we had a total of $10.0 million outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Prepaid services	$867	$1,030
Prepaid severance	839	—
Other prepaid contracts	3,931	4,223
Other	1,743	1,187

	$7,380	$6,440

7. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 was $13.6 million and $16.3 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $1.3 million and $1.9 million as of March 31, 2012 and December 31, 2011, respectively. The current portion of the prepaid commissions is included in the deferred subscription solicitation costs which were $3.8 million and $4.7 million as of March 31, 2012 and December 31, 2011, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended March 31, 2012 and 2011 were $7.4 million and $12.6 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended March 31, 2012 and 2011, were $985 thousand and $775 thousand, respectively.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2012	Impairment	Net Carrying Amount at March 31, 2012
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total Goodwill	$55,867	$(12,632)	$43,235	$—	$43,235

	December 31, 2011
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2011	Impairment	Net Carrying Amount at December 31, 2011
Consumer Products and Services	$43,235	$—	$43,235	$—	$43,235
Online Brand Protection	11,242	(11,242)	—	—	—
Bail Bonds Industry Solutions	1,390	(1,390)	—	—	—

Total Goodwill	$55,867	$(12,632)	$43,235	$—	$43,235

During the three months ended March 31, 2012, we did not identify any triggering events related to our goodwill and therefore, were not required to test our goodwill for impairment.

Our intangible assets consisted of the following (in thousands):

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(28,662)	$—	$10,184
Marketing related	3,192	(3,192)	—	—
Technology related	2,796	(2,796)	—	—

Total amortizable intangible assets	$44,834	$(34,650)	$—	$10,184

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(27,777)	$—	$11,069
Marketing related	3,192	(3,192)	—	—
Technology related	2,796	(2,796)	—	—

Total amortizable intangible assets	$44,834	$(33,765)	$—	$11,069

Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2012 and 2011, we incurred aggregate amortization expense of $885 thousand and $1.0 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2012	$2,657
For the years ending December 31:
2013	3,483
2014	3,437
2015	427
2016	180
Thereafter	—

$10,184

9. Other Assets

The components of our other assets are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	436	281
Prepaid commissions	1,283	1,859
Assets held for use	1,408	1,408
Other	1,422	1,719

	$4,624	$5,342

10. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued marketing	$1,556	$2,099
Accrued cost of sales, including credit bureau costs	7,489	5,720
Accrued general and administrative expense and professional fees	3,419	3,794
Insurance premiums	840	846
Other	1,010	1,322

	$14,314	$13,781

11. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued payroll	$1,355	$660
Accrued benefits	2,569	2,227
Accrued severance	1,249	2,320

	$5,173	$5,207

In the three months ended March 31, 2012, we paid severance and severance related benefits of $2.4 million and recorded an additional $465 thousand of expense for severance and severance-related benefits.

12. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining nine months ending December 31, 2012	$1,991	$1,004
For the years ending December 31:
2013	2,937	942
2014	2,547	859
2015	2,503	656
2016	2,404	28
2017	2,497	—
Thereafter	3,921	—

Total minimum lease payments	$18,800	3,489

Less: amount representing interest		(287)

Present value of minimum lease payments		3,202
Less: current obligation		(1,148)

Long term obligations under capital lease		$2,054

Rental expenses included in general and administrative expenses were $719 thousand and $716 thousand for the three months ended March 31, 2012 and 2011, respectively.

Legal Proceedings

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

TQP Development LLC filed a patent infringement suit in the Eastern District of Texas against Dell Inc., United Continental Holdings, Inc., Lowe’s Companies, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc, Deutsche Telekom AG, T-Mobile USA, Inc., Discover Financial Services, Hewlett-Packard Company, Hewlett-Packard Development Company, L.P., Chevron Corporation, Chevron U.S.A. Inc., Research in Motion Limited, Research in Motion Corporation and Costco Wholesale Corporation. TQP seeks a judgment that the defendants have infringed its patent, injunctive relief, monetary damages, treble damages, costs and attorneys fees. Upon request by our client Costco, we have agreed to defend Costco, subject to a reservation of rights, to the extent TQP's patent infringement claim concerns a web site hosted by us. Accordingly, on April 27, 2012, we moved to intervene in the case. We are reviewing the allegations in the suit. At this time, we do not believe a loss is probable and have not recorded an accrual related to this proceeding. Further, at this time, we are unable to estimate a possible loss or range of loss because the remedies or penalties sought are indeterminate or unspecified and the facts of the case and potential defenses are not yet sufficiently fully developed or known to us.

We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of March 31, 2012, we do not have any liabilities accrued for any of the lawsuits mentioned above.

Other

In January, 2012, we entered into a new contract with a credit reporting agency, in which we are required to make non-refundable minimum payments totaling $24.2 million in the year ending December 31, 2012.

13. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Deferred rent	$3,542	$3,353
Uncertain tax positions, interest and penalties not recognized	772	957
Accrued general and administrative expenses	2	9
Other	449	437

	$4,765	$4,756

14. Debt and Other Financing

We have a Credit Agreement with Bank of America, N.A., which has a current maturity date, as amended on December 19, 2011, of December 31, 2012. Our Credit Agreement currently consists of a revolving credit facility in the amount of $25.0 million and is secured by substantially all of our assets and a pledge by us of stock and membership interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.

In connection with our share repurchase, we amended the Credit Agreement during the three months ended March 31, 2011 to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of March 31, 2012, the outstanding balance of the revolving credit facility was $10.0 million, which is included as a current liability in our condensed consolidated balance sheet and we have approximately $30.6 million in cash in our condensed consolidated balance sheet in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.

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

15. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2012 and 2011 was 40.8% and 41.8%, respectively. The slight decrease from the comparable period is primarily due to the ratio of permanent differences to an increase in income from operations before income tax, partially offset by an increase in book expenses which are not deductible for income tax purposes.

In addition, the total liability for uncertain tax positions decreased by approximately $185 thousand from December 31, 2011. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheet. The reduction in the liability was primarily due to the release of a prior year uncertain tax position, in which a settlement was executed with the taxing authority. An immaterial portion of the amount impacted our consolidated effective tax rate for the three months ended March 31, 2012. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. We did not accrue penalties in the three months ended March 31, 2012. In the three months ended March 31, 2011, we recorded penalties of $22 thousand. In the three months ended March 31, 2012 and 2011, we recorded interest of $6 thousand and $9 thousand, respectively.

16. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of March 31, 2012, we had $20.0 million remaining under our share repurchase program, which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

In the three months ended March 31, 2012, we did not repurchase any shares of common stock. In the three months ended March 31, 2011, we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million.

Dividends

The following summarizes our dividend activity for the year ended December 31, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20
November 9, 2011	November 30, 2011	December 9, 2011	$0.20

The following summarizes our dividend activity for the three months ended March 31, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of March 31, 2012, there were options to purchase 34 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of March 31, 2012, we have 407 thousand shares remaining to issue and options to purchase 1.3 million shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of March 31, 2012, we have 1.8 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.7 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total share based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended March 31, 2012 and 2011 was $531 thousand and $603 thousand, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2011	2,071,606	$6.14
Canceled	(78,327)	5.06
Exercised	(37,556)	7.64

Outstanding at March 31, 2012	1,955,723	$6.16	$13,683	6.77

Exercisable at March 31, 2012	739,862	$8.30	$3,818	5.59

There were no options granted during the three months ended March 31, 2012. In the three months ended March 31, 2011, the weighted average grant date fair value of options granted, based on the Black-Scholes method, was $4.05.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $300 thousand and $76 thousand, respectively.

In the three months ended March 31, 2012, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 28 thousand shares were exercised, of which the cumulative net shares issued to the participants were 8 thousand and 20 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as included in withholding tax payments in our condensed consolidated statement of cash flows, for this net withhold option exercise method was $23 thousand.

As of March 31, 2012, there was $3.0 million of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statement of operations, for the three months ended March 31, 2012 and 2011 was $1.3 million and $1.1 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2011	2,018,285	$6.83
Granted	595,491	12.48
Canceled	(232,219)	6.66
Vested	(355,619)	6.79

Outstanding at March 31, 2012	2,025,938	$8.52	2.61

As of March 31, 2012, there was $15.4 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

17. Related Party Transactions

We have a minority investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three months ended March 31, 2012, we did not remit any payments to White Sky. For the three months ended March 31, 2012 and 2011, there was $325 thousand and $650 thousand included in cost of revenue in our condensed consolidated statement of operations related to royalties for exclusivity and product costs.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have entered into contracts with DMS that provide for services that assist us in monitoring credit on a daily and quarterly basis, as well as certain on-line credit analysis services. In connection with these agreements, we paid monthly installments totaling $288 thousand and $216 thousand for the three months ended March 31, 2012 and 2011, respectively. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statement of operations.

18. Segment and Geographic Information

We have three reportable operating segments through the period ended March 31, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

The following table sets forth segment information for the three months ended March 31, 2012 and 2011:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
Three Months Ended March 31, 2012
Revenue	$89,402	$564	$266	$90,232
Depreciation	2,462	4	28	2,494
Amortization	878	7	—	885
Income (loss) from operations before income taxes	$10,968	$(91)	$(360)	$10,517
Three Months Ended March 31, 2011
Revenue	$89,730	$542	$173	$90,445
Depreciation	1,907	5	11	1,923
Amortization	993	7	—	1,000
Income (loss) from operations before income taxes	$8,640	$(411)	$(347)	$7,882
As of March 31, 2012
Property, plant and equipment, net	$22,389	$13	$245	$22,647

Total assets	$156,325	$4,088	$718	$161,131

As of December 31, 2011
Property, plant and equipment, net	$23,558	$17	$243	$23,818

Total assets	$161,927	$3,947	$877	$166,751

The principal geographic area of our revenue and assets from operations is the United States.

19. Subsequent Events

On April 26, 2012, we announced a cash dividend of $0.20 per share on our common stock, payable on June 8, 2012, to stockholders of record as of May 29, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

Forward Looking Statements

Information contained in this discussion and analysis, other than historical information, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Form 10-K under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our services; the concentration of our products and services; the concentration of our suppliers and clients; product development; maintaining acceptable margins; maintaining secure systems; ability to control costs; the impact of foreign, federal, state and local legal and regulatory requirements on our business, specifically the consumer marketing, financial products and services, credit information and consumer credit markets; the impact of competition; our ability to continue our long-term business strategy, including growth through acquisition and investments; general economic conditions, including the recent recession and the pace of economic recovery; disruptions to the credit and financial markets in the U.S. and worldwide; economic conditions specific to our financial institutions clients; ability to attract and retain qualified personnel; and the possibility that we may not make further dividend payments. A detailed discussion of these and other factors that may affect our future results is contained in our Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we have no intention or obligation to publicly update or revise any forward-looking statement unless required to do so by securities laws.

Overview

We have three reportable operating segments through the period ended March 31, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

Consumer Products and Services

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, credit scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement, and software and other technology tools and services. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access to healthcare, home, auto, financial and other services and information. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries.

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

Our products and services are marketed to customers of our clients, and often are branded and tailored to meet our clients’ specifications. Our clients are principally financial institutions, including many of the largest financial institutions in the United States and Canada. A majority of our subscriber base was acquired through our financial institution clients. We also are continuing our efforts to acquire subscribers through clients in other industries.

With our clients, our services are marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and through marketing and distribution relationships.

Our client arrangements are distinguished from one another in part by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

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

The classification of a client relationship as direct or indirect is based on whether we or the client pay the marketing expenses. Our accounting policies for revenue recognition, however, are not based on the classification of a client arrangement as direct or indirect. We look to the specific client arrangement to determine the appropriate revenue recognition policy, as discussed in detail in Note 2 to our condensed consolidated financial statements. In the past, we have purchased from clients certain customer portfolios, including the rights to future cash flows. We typically classify the post-purchase customer portfolio as a direct marketing arrangement regardless of how it may have been characterized prior to purchase because we receive all future revenues and bear all associated risks and expenses for these customers following the purchase transaction.

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that, after termination of the contract, we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements; the clients may require us to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events.

Bank of America has ceased marketing of our services, and the portions of our agreement with Bank of America under which our identity theft protection services were being marketed to prospective subscribers expired on December 31, 2011. As a result, we are not obtaining a material number of new subscribers or new subscriber revenue through Bank of America, and expect a reduction in marketing and commissions expenses through at least December 31, 2012. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, under the financial and other applicable terms and conditions that are currently in effect. We have been engaged in discussions with Bank of America about certain terms and conditions governing continued servicing of those subscribers, and expect discussions about those or other terms and conditions to continue. Those discussions may result in modification of the existing terms and conditions or entry into a new agreement with respect to those subscribers. Please see the information in “Item 1A, Risk Factors” under the caption “Termination or expiration of one or more of our agreements with our clients could cause us a material loss of subscribers, revenue and profit” in our Form 10-K.

The following table details other selected subscriber and financial data.

Other Data (in thousands):

	Three Months Ended March 31,
	2012	2011
Subscribers at beginning of period	4,946	4,150
New subscribers — indirect	188	232
New subscribers — direct	124	313
Cancelled subscribers within first 90 days of subscription	(73)	(177)
Cancelled subscribers after first 90 days of subscription	(422)	(370)

Subscribers at end of period	4,763	4,148
Non-Subscriber Customers	4,340	3,664

Total Customers at end of period	9,103	7,812

Non-Subscriber Customers include consumers who receive or are eligible for certain limited versions of our products and services as benefits of their accounts with our clients. Non-Subscriber Customers also include consumers for whom we provide limited administrative services in connection with their transfer from a client’s prior service provider. We generate an immaterial percentage of our revenue from Non-Subscriber Customers. We expect that a substantial portion of Non-Subscriber Customers transferred by a client from another provider will be canceled during the year ended December 31, 2012.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed to the subscriber’s credit card, mortgage bill or demand deposit accounts either by us or by our clients. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2012 and December 31, 2011, totaled $840 thousand and $846 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Membership Products

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2012, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our condensed consolidated balance sheet. The long-term portion of the prepaid commissions is included in other assets in our condensed consolidated balance sheet. Amortization is included in commission expense in our condensed consolidated statements of operations.

Share Based Compensation

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

Three Months Ended March 31,
2011
Expected dividend yield	6.1%
Expected volatility	74.6%
Risk free interest rate	2.5%
Expected term of options	6.2 years

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

Risk free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term. The expected term of options granted during the year ended December 31, 2011 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience. In the three months ended March 31, 2012, we did not grant options.

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. We may make changes to that estimate throughout the vesting period based on actual activity.

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

Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In May 2011, an update was made to “Fair Value Measurement”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our condensed consolidated financial statements.

In June 2011, an update was made to “Comprehensive Income”. This update was further amended in December 2011 in order to defer the changes that relate to the presentation of reclassification adjustments. In this update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the exception of the amendments that relate to the presentation of reclassification adjustments which have been deferred. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our condensed consolidated financial statements.

In September 2011, an update was made to “Intangibles — Goodwill and Other”. This update is intended to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our condensed consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In January 2011, an update was made to “Receivables”. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructuring for public entities. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring for public entities will be coordinated. Currently, that guidance is indefinitely deferred for public entities. We will adopt the provisions of this update once it is effective and do not anticipate a material impact to our condensed consolidated financial statements.

In December 2011, an update was made to “Property, Plant, and Equipment”. Under the amendments in this update, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. The amendments in this update should be applied on a prospective basis and are effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. We will adopt the provisions of this update in fiscal year 2013 and do not anticipate a material impact to our condensed consolidated financial statements.

In December 2011, an update was made to “Balance Sheet”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods. We will adopt the provisions of this update in fiscal year 2013 and do not anticipate a material impact to our condensed consolidated financial statements

Results of Operations

We have three reportable operating segments through the period ended March 31, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011 (in thousands):

The condensed consolidated results of operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Three Months Ended March 31, 2012
Revenue	$89,402	$564	$266	$90,232
Operating expenses:
Marketing	6,089	—	—	6,089
Commissions	24,516	—	—	24,516
Cost of revenue	26,064	126	21	26,211
General and administrative	18,320	506	577	19,403
Depreciation	2,462	4	28	2,494
Amortization	878	7	—	885

Total operating expenses	78,329	643	626	79,598

Income (loss) from operations	$11,073	$(79)	$(360)	$10,634

Three Months Ended March 31, 2011
Revenue	$89,730	$542	$173	$90,445
Operating expenses:
Marketing	9,773	—	—	9,773
Commissions	27,775	—	—	27,775
Cost of revenue	25,250	144	14	25,408
General and administrative	15,245	797	495	16,537
Depreciation	1,907	5	11	1,923
Amortization	993	7	—	1,000

Total operating expenses	80,943	953	520	82,416

Income (loss) from operations	$8,787	$(411)	$(347)	$8,029

Consumer Products and Services Segment

OVERVIEW

Our income from operations for our Consumer Products and Services segment increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in income from operations is primarily due to decreased marketing in our direct subscription business and direct to consumer business and commissions expenses, partially offset by an increase in general and administrative expenses.

	Three Months Ended March 31,
	2012	2011	Difference	%
Revenue	$89,402	$89,730	$(328)	(0.4)%
Operating expenses:
Marketing	6,089	9,773	(3,684)	(37.7)%
Commissions	24,516	27,775	(3,259)	(11.7)%
Cost of revenue	26,064	25,250	814	3.2%
General and administrative	18,320	15,245	3,075	20.2%
Depreciation	2,462	1,907	555	29.1%
Amortization	878	993	(115)	(11.6)%

Total operating expenses	78,329	80,943	(2,614)	(3.2)%

Income from operations	$11,073	$8,787	$2,286	26.0%

Revenue. The decrease in revenue is primarily due to a reduction in new subscribers as a result of the decision by Bank of America to stop marketing our services under our direct marketing arrangement. This was partially offset by increased revenue from our direct to consumer business and growth in our indirect marketing arrangement with a new client that began in May 2011. The growth in revenue from our direct to consumer business is primarily due to new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 82.7% for the three months ended March 31, 2012 from 89.3% in the three months ended March 31, 2011, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods.

In addition, we expect to acquire fewer new subscribers and less new subscriber revenue through financial institutions in the year ended December 31, 2012, as compared to the year ended December 31, 2011, as certain of our financial institution clients delay or suspend marketing while they adjust to the changing regulatory environment. Although we believe these decisions by our clients to be temporary, we do not know whether or when the marketing of our services by them will be resumed or, if resumed, whether marketing will return to prior levels. We also believe that one or more of our financial institution clients are reviewing their practices in light of changing regulatory expectations, and that some enrollments may be canceled or other remedial actions taken after further periods of evaluation or other efforts. Such cancelations or other actions may occur even if not required by law or regulation. We expect these conditions and actions to cause a decrease in our revenue and Subscribers and Non-Subscriber customers for the balance of the year ended December 31, 2012 and possibly thereafter.

Total subscriber additions for the three months ended March 31, 2012 were 312 thousand compared to 545 thousand in the three months ended March 31, 2011.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended March 31,
	2012	2011
Percentage of subscribers from direct marketing arrangements to total subscribers	49.4%	57.8%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	39.7%	57.4%
Percentage of revenue from direct marketing arrangements to total subscription revenue	82.7%	89.3%

The percentage of new subscribers acquired from direct marketing arrangements to total new subscribers was negatively influenced in the year ended December 31, 2011 by the conversion of a portfolio of subscribers from an indirect marketing arrangement. Therefore, the results of this metric shown for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 may not be indicative of future period performance.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients and a decrease in marketing for our direct to consumer business. In future quarters, we expect our client related marketing expenses to decline and our direct to consumer marketing to increase. Amortization of deferred subscription solicitation costs related to marketing for the three months ended March 31, 2012 and 2011 were $5.1 million and $9.0 million, respectively. Marketing costs expensed as incurred for the three months ended March 31, 2012 and 2011 were $985 thousand and $775 thousand, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 6.8% for the three months ended March 31, 2012 from 10.9% for the three months ended March 31, 2011.

Commissions Expenses. Commission expenses consist of commissions paid to our clients. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commissions expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America.

As a percentage of revenue, commission expenses decreased to 27.4% for the three months ended March 31, 2012 from 31.0% for the three months ended March 31, 2011.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The increase in cost of revenue is primarily the result of an increase in the effective rates for data, partially offset by lower volumes of data fulfillment and services costs for new subscribers. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 29.2% for the three months ended March 31, 2012 compared to 28.1% for the three months ended March 31, 2011.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to increased payroll costs and professional fees. Payroll costs for the three months ended March 31, 2012, includes $465 thousand of additional severance and severance related costs.

Total share based compensation expense for the three months ended March 31, 2012 and 2011 was $1.8 million and $1.7 million, respectively. In addition, for the three months ended March 31, 2012 and 2011, we incurred compensation expense of $436 thousand and $384 thousand, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 20.5% for the three months ended March 31, 2012 from 17.0% for the three months ended March 31, 2011.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The increase in depreciation expense is primarily due to new assets placed in service.

As a percentage of revenue, depreciation expenses increased to 2.8% for the three months ended March 31, 2012 and 2.1% for the three months ended March 31, 2011.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of customer-related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses decreased slightly to 1.0% for the three months ended March 31, 2012 from 1.1% for the three months ended March 31, 2011.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment decreased for the three months ended March 31, 2012 as compared to the three months year ended March 31, 2011 primarily due to decreased general and administrative expenses associated with litigation, which was settled in the year ended December 31, 2011.

	Three Months Ended March 31,
	2012	2011	Difference	%
Revenue	$564	$542	$22	4.1%
Operating expenses:
Cost of revenue	126	144	(18)	(12.5)%
General and administrative	506	797	(291)	(36.5)%
Depreciation	4	5	(1)	(20.0)%
Amortization	7	7	—	—

Total operating expenses	643	953	(310)	(32.5)%

Loss from operations	$(79)	$(411)	$332	80.8%

Revenue. The increase in revenue is primarily due to revenue from new and existing clients. We expect revenue for this segment to decline in future quarters due to the cancellation of service effective February 29, 2012, by this segment’s largest client.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue decreased slightly from the three months ended March 31, 2011 as compared to the three months ended March 31, 2012.

As a percentage of revenue, cost of revenue decreased to 22.3% for the three months ended March 31, 2012 compared to 26.6% for the three months ended March 31, 2011.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, and program and account functions. The decrease in general and administrative expenses is due to a reduction in legal fees associated with our litigation which was settled in the year ended December 31, 2011, partially offset by an increase in payroll costs.

As a percentage of revenue, general and administrative expenses decreased to 89.7% for the three months ended March 31, 2012 from 147.0% for the three months ended March 31, 2011.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in loss from operations for the three months ended March 31, 2012 is primarily driven by increased general and administrative expenses, offset by a growth in revenue.

	Three Months Ended March 31,
	2012	2011	Difference	%
Revenue	$266	$173	$93	53.8%
Operating expenses:
Cost of revenue	21	14	7	50.0%
General and administrative	577	495	82	16.6%
Depreciation	28	11	17	154.5%

Total operating expenses	626	520	106	20.4%

Loss from operations	$(360)	$(347)	$13	3.7%

Revenue. The increase in revenue is the result of revenue from new clients.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased slightly from the three months ended March 31, 2011 as compared to the three months ended March 31, 2012.

As a percentage of revenue, cost of revenue decreased slightly to 7.9% for the three months ended March 31, 2012 compared to 8.1% for the three months ended March 31, 2011.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The increase in general and administrative expenses is primarily due to increased payroll costs.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense revenue increased from the three months ended March 31, 2011 as compared to the three months ended March 31, 2012.

As a percentage of revenue, depreciation increased to 10.5% for the three months ended March 31, 2012 compared to 6.4% for the three months ended March 31, 2011.

Interest Expense

Interest expense increased 42.4% to $151 thousand for the three months ended March 31, 2012 from $106 thousand for the three months ended March 31, 2011. The increase is primarily attributable to an increase in interest expense on our outstanding debt balance in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Other Income (Expense)

Other income was $34 thousand in the three months ended March 31, 2012 as compared to other expense of $47 thousand in the three months ended March 31, 2011. This change is primarily attributable to the increase in foreign currency transaction gains resulting from exchange rate fluctuations over the period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2012 and 2011 was 40.8% and 41.8%, respectively. The slight decrease from the comparable period is primarily due to the ratio of permanent differences to an increase in income from operations before income tax, partially offset by an increase in book expenses which are not deductible for income tax purposes.

In addition, the total liability for uncertain tax positions decreased by approximately $185 thousand from December 31, 2011. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheet. The reduction in the liability was primarily due to the release of a prior year uncertain tax position, in which a settlement was executed with the taxing authority. An immaterial portion of the amount impacted our consolidated effective tax rate for the three months ended March 31, 2012. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. We did not accrue penalties in the three months ended March 31, 2012. In the three months ended March 31, 2011, we recorded penalties of $22 thousand. In the three months ended March 31, 2012 and 2011, we recorded interest of $6 thousand and $9 thousand, respectively.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $30.6 million as of March 31, 2012 compared to $30.8 million as of December 31, 2011. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days. We redeemed all of our U.S. treasury securities in the three months ended March 31, 2011.

Our accounts receivable balance as of March 31, 2012 was $25.2 million compared to $24.8 million as of December 31, 2011. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $32.5 million as of March 31, 2012 compared to $25.0 million as of December 31, 2011. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Three Months Ended March 31,
	2012	2011	Difference
	(In thousands)
Cash flows provided by operating activities	$16,082	$12,664	$3,418
Cash flows (used in) provided by investing activities	(1,795)	554	(2,349)
Cash flows used in financing activities	(14,559)	(2,877)	(11,682)

Net (decrease) increase in cash and cash equivalents	(272)	10,341	(10,613)
Cash and cash equivalents, beginning of period	30,834	14,453	16,381

Cash and cash equivalents, end of period	$30,562	$24,794	$5,768

The increase in cash flows provided by operations was primarily the result of an increase in earnings from operations, a reduction of cash used in marketing for our direct subscription business and direct to consumer business and a decrease in income tax payments, partially offset by an increase in accounts receivable. The increase in accounts receivable is primarily due to a new indirect marketing arrangement that began in May 2011. Cash paid for deferred subscription solicitation decreased in the three months ended March 31, 2012 from the comparable period. In the three months ended March 31, 2012, cash flows used in operations for deferred subscription solicitation costs was $4.6 million as compared to $11.4 million in the three months ended March 31, 2011. If we consent to the specific requests from clients to incur higher solicitation costs and choose to incur the costs, we may need to raise additional funds in the future in order to operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could have a materially adverse effect our business, strategy and financial condition, including losses of or changes in the relationships with one or more of our clients

The increase in cash flows used in investing activities for the year ended December 31, 2011 was primarily attributable to an increase in cash purchases of property and equipment, partially offset by proceeds from reimbursements of asset development costs. In addition, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, net cash used in investing activities increased due to the timing of cash received in the three months ended March 31, 2011 from the redemption of our short-term investment.

The increase in cash flows used in financing activities for three months ended March 31, 2012 was primarily due to a debt repayment of $10.0 million and an increase in cash dividends paid on common shares. If we consent to purchase certain subscriber portfolios from one or more of our clients, we may need to raise additional funds in the future in order to complete these transactions and operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could have a materially adverse effect our business, strategy and financial condition, including losses of, or changes in, the relationships with some of our clients or subscribers.

The following summarizes our dividend activity for the three months ended March 31, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15

The following summarizes our dividend activity for the three months ended March 31, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20

On April 26, 2012, we announced a cash dividend of $0.20 per share on our common stock, payable on June 8, 2012, to stockholders of record as of May 29, 2012.

Credit Facility and Borrowing Capacity

We have a Credit Agreement with Bank of America, N.A., which has a current maturity date, as amended, of December 31, 2012. Our Credit Agreement currently consists of a revolving credit facility in the amount of $25.0 million and is secured by substantially all of our assets and a pledge by us of stock and membership interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.

In connection with our share repurchase, we amended the Credit Agreement in the three months ended March 31, 2011 to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of March 31, 2012, the outstanding balance of the revolving credit facility was $10.0 million, which is included as a current liability in our condensed consolidated balance sheet and we have approximately $30.6 million in cash in our condensed consolidated balance sheet in addition to unused capacity under the Credit Agreement, which more than satisfies the minimum available liquidity requirement. On December 19, 2011, we entered into another amendment to our Credit Agreement, which extended the maturity date of the revolving credit facility for an additional year to December 31, 2012. In addition, the amended Credit Agreement increases our ability to make share repurchases in any fiscal year, without lender consent, which is currently limited to a total of $20.0 million under our share repurchase program

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the Credit Agreement) other than on fair and reasonable terms; share repurchases; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which includes our consolidated leverage ratios, consolidated fixed charge coverage ratios, minimum available liquidity requirements as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.

We intend to replace the credit facility prior to its expiration in December 2012. We believe we can do so on terms at least as favorable as the current facility; however, such terms will be subject to market conditions which may change significantly.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of March 31, 2012, we had $20.0 million remaining under our share repurchase program, which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

In the three months ended March 31, 2012 we did not repurchase any shares of common stock. In the months ended March 31, 2011, we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million.

Contractual Obligations

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TQP Development LLC filed a patent infringement suit in the Eastern District of Texas against Dell Inc., United Continental Holdings, Inc., Lowe’s Companies, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc, Deutsche Telekom AG, T-Mobile USA, Inc., Discover Financial Services, Hewlett-Packard Company, Hewlett-Packard Development Company, L.P., Chevron Corporation, Chevron U.S.A. Inc., Research in Motion Limited, Research in Motion Corporation and Costco Wholesale Corporation. TQP seeks a judgment that the defendants have infringed its patent, injunctive relief, monetary damages, treble damages, costs and attorneys fees. Upon request by our client Costco, we have agreed to defend Costco, subject to a reservation of rights, to the extent TQP's patent infringement claim concerns a web site hosted by us. Accordingly, on April 27, 2012, we moved to intervene in the case. We are reviewing the allegations in the suit. At this time, we do not believe a loss is probable and have not recorded an accrual related to this proceeding. Further, at this time, we are unable to estimate a possible loss or range of loss because the remedies or penalties sought are indeterminate or unspecified and the facts of the case and potential defenses are not yet sufficiently fully developed or known to us.

Item 6. Exhibits

10.1†*	Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC.

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: May 10, 2012	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer