Form 10-Q
period 2012-06-30
INTERSECTIONS INC
filed 2012-08-09
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012 there were 20,808,981 shares of common stock, $0.01 par value, issued and 17,928,550 shares outstanding, with 2,880,431 shares of treasury stock.

Form 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$87,919	$94,085	$178,151	$184,530
Operating expenses:
Marketing	5,144	9,278	11,233	19,051
Commissions	22,880	27,468	47,396	55,243
Cost of revenue	26,364	27,829	52,575	53,237
General and administrative	19,481	17,287	38,884	33,824
Depreciation	2,456	2,167	4,950	4,090
Amortization	886	1,017	1,771	2,017

Total operating expenses	77,211	85,046	156,809	167,462

Income from operations	10,708	9,039	21,342	17,068
Interest income	0	0	0	6
Interest expense	(130)	(210)	(281)	(316)
Other income, net	16	174	50	127

Income before income taxes	10,594	9,003	21,111	16,885
Income tax expense	(4,392)	(3,818)	(8,683)	(7,116)

Net income	$6,202	$5,185	$12,428	$9,769

Basic earnings per common share	$0.35	$0.31	$0.70	$0.57
Diluted earnings per common share	$0.33	$0.28	$0.66	$0.51
Cash dividends paid per common share	$0.20	$0.15	$0.40	$0.30
Weighted average shares outstanding:
Basic	17,784	16,527	17,639	17,229
Diluted	18,804	18,657	18,770	19,041

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,192	$30,834
Accounts receivable, net of allowance for doubtful accounts of $14 (2012) and $28 (2011)	23,836	24,790
Prepaid expenses and other current assets	6,972	6,440
Income tax receivable	5,087	245
Deferred subscription solicitation costs	10,381	14,463

Total current assets	67,468	76,772

PROPERTY AND EQUIPMENT, net	20,943	23,818
DEFERRED TAX ASSET, net	6	2,188
LONG-TERM INVESTMENT	9,577	4,327
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	9,298	11,069
OTHER ASSETS	3,947	5,342

TOTAL ASSETS	$154,474	$166,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,636	$1,526
Accrued expenses and other current liabilities	14,073	13,781
Accrued payroll and employee benefits	3,354	5,207
Current portion of debt	0	20,000
Capital leases, current portion	975	1,351
Commissions payable	661	696
Deferred revenue	5,557	4,740
Deferred tax liability, net, current portion	4,506	4,506

Total current liabilities	30,762	51,807

OBLIGATIONS UNDER CAPITAL LEASE, less current portion	1,846	2,301
OTHER LONG-TERM LIABILITIES	6,205	4,756

TOTAL LIABILITIES	38,813	58,864

COMMITMENTS AND CONTINGENCIES (see notes 12 and 14) STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value, shares authorized 50,000; shares issued 20,804 (2012) and 20,135 (2011); shares outstanding 17,924 (2012) and 17,276 (2011)	208	201
Additional paid-in capital	116,343	113,634
Treasury stock, shares at cost; 2,880 (2012) and 2,859 (2011)	(29,833)	(29,551)
Retained earnings	28,943	23,603

TOTAL STOCKHOLDERS’ EQUITY	115,661	107,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,474	$166,751

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Net income	$12,428	$9,769
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	4,950	4,090
Amortization	1,771	2,017
Amortization of debt issuance cost	30	0
Provision for doubtful accounts	0	(13)
Amortization of non-cash consideration exchanged for additional investment	(528)	0
Share based compensation	3,788	3,495
Amortization of deferred subscription solicitation costs	13,960	24,443
Foreign currency transaction gains, net	(41)	(46)
Changes in assets and liabilities:
Accounts receivable	732	(4,323)
Prepaid expenses and other current assets	(532)	(774)
Income tax, net	(4,843)	(5,477)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(1,523)	(2,180)
Deferred subscription solicitation costs	(8,723)	(20,489)
Other assets	472	(120)
Accounts payable	233	(1,537)
Accrued expenses and other current liabilities	1,012	(1,100)
Accrued payroll and employee benefits	(1,927)	(37)
Commissions payable	(34)	(62)
Deferred revenue	(418)	(296)
Deferred income tax, net	3,704	3,848
Other long-term liabilities	214	326

Cash flows provided by operating activities	24,725	11,534

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of short-term investment	0	4,994
Purchase of additional interest in long-term investment	(2,250)	0
Acquisition of property and equipment	(3,075)	(6,188)
Proceeds from reimbursements for property and equipment	157	720

Cash flows used in investing activities	(5,168)	(474)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments under Credit Agreement	(20,000)	0
Borrowings under Credit Agreement	0	20,000
Cash dividends paid on common shares	(7,088)	(5,189)
Capital lease payments	(831)	(832)
Purchase of treasury stock	(208)	(19,603)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	1,523	2,180
Withholding tax payment on vesting of restricted stock units and stock option exercises	(3,366)	(3,093)
Cash proceeds from stock option exercises	771	639

Cash flows used in financing activities	(29,199)	(5,898)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,642)	5,162
CASH AND CASH EQUIVALENTS — Beginning of period	30,834	14,453

CASH AND CASH EQUIVALENTS — End of period	$21,192	$19,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$230	$259

Cash paid for taxes	$9,965	$9,475

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$0	$318

Equipment additions accrued but not paid	$843	$577

Non-cash consideration exchanged for additional investment	$3,000	$0

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

We have three reportable operating segments through the period ended June 30, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in another entity. All significant intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Identity Theft and Credit Management Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection and payments from large financial institutions are collected within 30 to 45 days with no significant write-offs. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

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

Accidental Death Insurance

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain paper and electronic confirmations with individual purchasers, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2012 and December 31, 2011, totaled $803 thousand and $846 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2012, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures and changes in future working capital requirements. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

Share Based Compensation

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

Six Months Ended June 30,
2011
Expected dividend yield	4.5%
Expected volatility	73.8%
Risk free interest rate	2.5%
Expected term of options	6.2 years

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

Expected Term. In the six months ended June 30, 2012, we did not grant options. The expected term of options granted during the year ended December 31, 2011 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience.

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

For the three and six months ended June 30, 2012, options to purchase 860 thousand shares of common stock have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. For the three and six months ended June 30, 2011, options to purchase 312 thousand and 632 thousand shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic earnings per common share to diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
Net income available to common shareholders — basic and diluted	$6,202	$5,185	$12,428	$9,769

Weighted average common shares outstanding — basic	17,784	16,527	17,639	17,229
Dilutive effect of common stock equivalents	1,020	2,130	1,131	1,812

Weighted average common shares outstanding — diluted	18,804	18,657	18,770	19,041

Earnings per common share:
Basic earnings per common share	$0.35	$0.31	$0.70	$0.57

Diluted earnings per common share	$0.33	$0.28	$0.66	$0.51

5. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Prepaid services	$629	$1,030
Prepaid severance	839	—
Other prepaid contracts	3,899	4,223
Other	1,605	1,187

	$6,972	$6,440

6. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011 was $11.1 million and $16.3 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $703 thousand and $1.9 million as of June 30, 2012 and December 31, 2011, respectively. The current portion of the prepaid commissions is included in the deferred subscription solicitation costs which were $2.7 million and $4.7 million as of June 30, 2012 and December 31, 2011, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended June 30, 2012 and 2011 were $6.6 million and $11.8 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2012 and 2011 were $14.0 million and $24.4 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended June 30, 2012 and 2011, were $877 thousand and $1.0 million respectively. Marketing costs expensed as incurred related to marketing for the six months ended June 30, 2012 and 2011 were $1.9 million and $1.8 million, respectively.

7. Long-Term Investment

Our long-term investment consists of an investment in convertible preferred shares of a privately held company. During the three months ended June 30, 2012, we purchased an additional investment in White Sky, Inc. (“White Sky”), for which we paid $2.3 million in cash and $3.0 million in additional non-cash consideration. The non-cash consideration consisted of the cancellation of an existing joint marketing arrangement. Based on our analysis, we accounted for this non-cash consideration as deferred revenue and determined that it should be amortized on a straight line basis over two years. This additional investment resulted in us having 9.1 million of convertible preferred shares at a total cost of $9.6 million. Based on our analysis, we concluded that the convertible preferred shares do not meet the definition of in-substance common stock due to substantive liquidation preference and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis. We also have vested warrants to purchase additional shares of White Sky’s convertible preferred stock. The warrants, if exercised, would not have a material impact on our condensed consolidated financial statements. As of June 30, 2012, no indicators of impairment were identified.

As part of this additional investment, we amended a commercial agreement with White Sky in the three months ended June 30, 2012, in which we receive exclusivity on the sale of its ID Vault products. The amended strategic commercial agreement allows us to continue to include these products and services as part of our comprehensive identity theft protection services to consumers.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2012	Impairment	Net Carrying Amount at June 30, 2012
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Online Brand Protection	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

	December 31, 2011
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2011	Impairment	Net Carrying Amount at December 31, 2011
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Online Brand Protection	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

During the three and six months ended June 30, 2012, we did not identify any triggering events related to our goodwill and therefore, were not required to test our goodwill for impairment.

Our intangible assets consisted of the following (in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(29,548)	$0	$9,298
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(35,536)	$0	$9,298

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(27,777)	$0	$11,069
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(33,765)	$0	$11,069

Intangible assets are amortized over a period of three to ten years. For the three months ended June 30, 2012 and 2011, we incurred aggregate amortization expense of $886 thousand and $1.0 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the six months ended June 30, 2012 and 2011, we incurred aggregate amortization expense of $1.8 million and $2.0 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2012	$1,771
For the years ending December 31:
2013	3,483
2014	3,437
2015	427
2016	180

$9,298

9. Other Assets

The components of our other assets are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	358	281
Prepaid commissions	703	1,859
Assets held for use	1,408	1,408
Other	1,403	1,719

	$3,947	$5,342

10. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Accrued marketing	$1,042	$2,099
Accrued cost of sales, including credit bureau costs	7,099	5,720
Accrued general and administrative expense and professional fees	3,852	3,794
Insurance premiums	803	846
Other	1,277	1,322

	$14,073	$13,781

11. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Accrued payroll	$306	$660
Accrued benefits	2,166	2,227
Accrued severance	882	2,320

	$3,354	$5,207

In the three months ended June 30, 2012, we paid severance and severance related benefits of $318 thousand and reduced our estimated expense for severance and severance-related benefits by $38 thousand. In the six months ended June 30, 2012, we paid severance and severance related benefits of $2.7 million and recorded an additional $427 thousand of expense for severance and severance-related benefits.

12. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining six months ending December 31, 2012	$1,491	$580
For the years ending December 31:
2013	2,937	942
2014	2,547	859
2015	2,503	656
2016	2,404	28
2017	2,497	0
Thereafter	3,921	0

Total minimum lease payments	$18,300	3,065

Less: amount representing interest		(244)

Present value of minimum lease payments		2,821
Less: current obligation		(975)

Long term obligations under capital lease		$1,846

Rental expenses included in general and administrative expenses were $723 thousand and $1.4 million for the three and six months ended June 30, 2012, respectively. Rental expenses included in general and administrative expenses were $795 thousand and $1.5 million for the three and six months ended June 30, 2011, respectively.

Legal Proceedings

On July 19, 2011, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc. and Bank of America in Los Angeles Superior Court alleging various claims based on the sale of an accidental death and disability program. The case was removed to the United States District Court for the Central District of California, and an amended complaint was filed. All defendants responded to the amended complaint by filing motions to dismiss. On January 30, 2012, the District Court dismissed all claims against Intersections Inc., Intersections Insurance Services Inc., and Bank of America with prejudice and entered judgment. On February 29, 2012, the plaintiffs appealed the District Court’s order to the Ninth Circuit Court of Appeals. On June 7, 2012, plaintiffs voluntarily dismissed their appeal.

On May 14, 2012, a putative class action complaint was filed against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California alleging various claims based on the sale of an accidental death and disability program. This action is substantially similar to the dismissed action described in the preceding paragraph. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. These motions are scheduled for hearing on August 10, 2012.

TQP Development LLC filed a patent infringement suit in the Eastern District of Texas against Dell Inc., United Continental Holdings, Inc., Lowe’s Companies, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc, Deutsche Telekom AG, T-Mobile USA, Inc., Discover Financial Services, Hewlett-Packard Company, Hewlett-Packard Development Company, L.P., Chevron Corporation, Chevron U.S.A. Inc., Research in Motion Limited, Research in Motion Corporation and Costco Wholesale Corporation. TQP sought a judgment that the defendants have infringed its patent, injunctive relief, monetary damages, treble damages, cost and attorney’s fees. Upon request by our client Costco, we agreed to defend Costco, subject to a reservation of rights, to the extent TQP’s patent infringement claim concerns a web site hosted by us. Accordingly, on April 27, 2012, we moved to intervene in the case. This case has settled and pursuant to the settlement we expect that all claims against us and our client will be dismissed.

We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of June 30, 2012, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

Other

In January 2012, we entered into a new contract with a credit reporting agency, in which we are required to make non-refundable minimum payments totaling $24.2 million in the year ending December 31, 2012.

In the three months ended June 30, 2012, we received notice of a data pricing increase from a different credit reporting agency.

13. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Deferred rent	$3,729	$3,353
Unamortized portion of non-cash consideration exchanged for additional investment	1,236	0
Uncertain tax positions, interest and penalties not recognized	778	957
Accrued general and administrative expenses	0	9
Other	462	437

	$6,205	$4,756

In the three months ended June 30, 2012, we recorded $1.2 million related to the long-term portion of the non-cash consideration, which is recorded as deferred revenue, for the purchase of an additional investment in White Sky. See Note 7 for additional information.

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

In connection with our share repurchase, we amended the Credit Agreement during the three months ended March 31, 2011 to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of June 30, 2012, there was no outstanding balance on the revolving credit facility and we have approximately $21.2 million in cash in our condensed consolidated balance sheet in addition to unused capacity of $25.0 million under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.

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

15. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2012 and 2011 was 41.5% and 42.4%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2012 and 2011 was 41.1% and 42.1%, respectively. The slight decrease from the comparable period is primarily due to the ratio of book expenses, which are not deductible for income tax purposes, to an increase in income before income taxes.

In addition, the total liability for uncertain tax positions decreased by approximately $179 thousand from December 31, 2011. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheet. The reduction in the liability was primarily due to the release of a prior year uncertain tax position, in which a settlement was executed with the taxing authority. An immaterial portion of the amount impacted our consolidated effective tax rate for the six months ended June 30, 2012. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We recorded no penalties in the three and six months ended June 30, 2012. In the three months ended June 30, 2011, we recorded no penalties. In the six months ended June 30, 2011, we recorded penalties of $22 thousand.

We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended June 30, 2012 and 2011, we recorded interest of $6 thousand and $2 thousand, respectively. In the six months ended June 30, 2012 and 2011, we recorded interest of $12 thousand and $11 thousand, respectively

16. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of June 30, 2012, we had approximately $19.8 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On May 18, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, to facilitate repurchases of up to $2.5 million of our common stock. The repurchase plan commenced on June 10, 2012 and ended on July 31, 2012. During the three and six months ended June 30, 2012, we repurchased 21 thousand shares of common stock at an average rate of $13.06 per share resulting in an aggregate cost to us of $282 thousand. During the three months ended June 30, 2011, we did not repurchase any common stock. During the six months ended June 30, 2011 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million.

Dividends

The following summarizes our dividend activity for the year ended December 31, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20
November 9, 2011	November 30, 2011	December 9, 2011	$0.20

The following summarizes our dividend activity for the six months ended June 30, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of June 30, 2012, there were options to purchase 27 thousand shares outstanding under this plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of June 30, 2012, we have 431 thousand shares remaining to issue and options to purchase 1.1 million shares outstanding under this plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of June 30, 2012, we have 1.8 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.4 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statement of operations, for the three and six months ended June 30, 2012 was $519 thousand and $1.1 million, respectively. Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statement of operations, for the three and six months ended June 30, 2011 was $620 thousand and $1.2 million, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2011	2,071,606	$6.14
Granted	0	0.00
Canceled and Forfeited	(197,662)	6.71
Exercises	(217,903)	4.81

Outstanding at June 30, 2012	1,656,041	$6.25	$16,003	6.57

Exercisable at June 30, 2012	800,124	$7.39	$6,877	5.76

There were no options granted during the three and six months ended June 30, 2012. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the three months and six months ended June 30, 2011 was $7.28 and $6.53, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $1.9 million and $2.2 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $3.0 million and $3.1 million, respectively.

In the three and six months ended June 30, 2012, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. In the three months ended June 30, 2012, approximately 143 thousand shares were exercised, of which the cumulative net shares issued to the participants were 48 thousand and 95 thousand were surrendered and subsequently cancelled. In the six months ended June 30, 2012, approximately 171 thousand shares were exercised, of which the cumulative net shares issued to the participants were 56 thousand and 115 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, included in withholding tax payments in our condensed consolidated statement of cash flows, for this net withhold option exercise method was $358 thousand and $381 thousand, respectively, for the three and six months ended June 30, 2012.

As of June 30, 2012, there was $2.4 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statement of operations, for the three and six months ended June 30, 2012 was $1.4 million and $2.7 million, respectively. Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three and six months ended June 30, 2011 was $1.2 million and $2.3 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2011	2,018,285	$6.83
Granted	595,491	12.48
Canceled	(292,257)	6.22
Vested	(451,725)	6.30

Outstanding at June 30, 2012	1,869,794	$8.85	2.46

As of June 30, 2012, there was $13.9 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

17. Related Party Transactions

We have an investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three and six months ended June 30, 2012, we did not remit any payments related to royalties for exclusivity and product costs. For the three and six months ended June 30, 2011, there was $650 thousand and $1.3 million, respectively, recorded in cost of revenue in our condensed consolidated statement of operations related to prepaid royalties for exclusivity and product costs. In the three months ended June 30, 2012, we amended this agreement and made an additional investment in White Sky. See Note 7 for additional information.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have entered into contracts with DMS that provide for services that assist us in monitoring credit on a daily and quarterly basis, as well as certain on-line credit analysis services. In connection with these agreements, we paid monthly installments totaling $144 thousand and $432 thousand for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, we paid monthly installments totaling $216 thousand and $432 thousand, respectively. These amounts are recorded within cost of revenue and general and administrative expenses in the condensed consolidated statement of operations. As of June 30, 2012 and December 31, 2011, we owed DMS $72 thousand for both years. These amounts are recorded in accounts payable in our condensed consolidated balance sheet.

18. Segment and Geographic Information

We have three reportable operating segments through the period ended June 30, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

The following table sets forth segment information for the three and six months ended June 30, 2012 and 2011:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
Three Months Ended June 30, 2012
Revenue	$87,203	$422	$294	$87,919
Depreciation	2,422	4	30	2,456
Amortization	879	7	0	886
Income (loss) before income taxes	$11,079	$(108)	$(377)	$10,594
Three Months Ended June 30, 2011
Revenue	$93,302	$551	$232	$94,085
Depreciation	2,145	5	17	2,167
Amortization	1,010	7	0	1,017
Income (loss) before income taxes	$9,588	$(260)	$(325)	$9,003
Six Months Ended June 30, 2012
Revenue	$176,605	$986	$560	$178,151
Depreciation	4,884	8	58	4,950
Amortization	1,757	14	0	1,771
Income (loss) before income taxes	$22,046	$(198)	$(737)	$21,111
Six Months Ended June 30, 2011
Revenue	$183,032	$1,093	$405	$184,530
Depreciation	4,052	10	28	4,090
Amortization	2,003	14	0	2,017
Income (loss) before income taxes	$18,228	$(671)	$(672)	$16,885

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
As of June 30, 2012
Property, plant and equipment, net	$20,615	$10	$318	$20,943

Total assets	$149,449	$4,116	$909	$154,474

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
As of December 31, 2011
Property, plant and equipment, net	$23,558	$17	$243	$23,818

Total assets	$161,927	$3,947	$877	$166,751

The principal geographic area of our revenue and assets from operations is the United States.

19. Subsequent Events

On August 8, 2012, we announced a cash dividend of $0.20 per share on our common stock, payable on September 10, 2012, to stockholders of record as of August 31, 2012.

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

Forward Looking Statements

Information contained in this discussion and analysis, other than historical information, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Form 10-K under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: demand for our products and services; the impact of legal and regulatory requirements on our business, specifically the consumer marketing, financial products and services, credit information and consumer credit markets; the impact of competition; our ability to continue our long-term business strategy, including growth through acquisition and investments; the concentration of our products and services; the concentration of our suppliers and clients; product development; maintaining acceptable margins; maintaining secure systems; ability to control costs general economic conditions, including the recent recession and the pace of economic recovery; disruptions to the credit and financial markets in the U.S. and worldwide; economic conditions specific to our financial institutions clients; ability to attract and retain qualified personnel; and the possibility that we may not make further dividend payments. A detailed discussion of these and other factors that may affect our future results is contained in our Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we have no intention or obligation to publicly update or revise any forward-looking statement unless required to do so by securities laws.

Overview

We have three reportable operating segments through the period ended June 30, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

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

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that, after termination of the contract, we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most contracts, including our largest clients, may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events.

Bank of America has ceased marketing of our services, and the portions of our agreement with Bank of America under which our identity theft protection services were being marketed to prospective subscribers expired on December 31, 2011. As a result, we are not obtaining a material number of new subscribers or new subscriber revenue through Bank of America, and expect a reduction in marketing and commissions expenses through at least December 31, 2012. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, under the financial and other applicable terms and conditions that are currently in effect. We have been engaged in discussions with Bank of America about certain terms and conditions governing continued servicing of those subscribers, and expect discussions about those or other terms and conditions to continue. Those discussions may result in modification of the existing terms and conditions or entry into a new agreement with respect to those subscribers. Please see the information in “Item 1A, Risk Factors” under the caption “Termination or expiration of one or more of our agreements with our clients could cause us a material loss of subscribers, revenue and profit” in our Form 10-K. Bank of America has indicated that it has been responding to inquiries from regulatory authorities regarding the billing of certain customers for identity theft protection products, which we believe includes our products and products from a different provider. For further discussion about the regulatory environment, please see “Trends in Regulatory Environment” in this Form 10-Q below.

The following table details other selected subscriber and financial data.

Other Data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Subscribers at beginning of period	4,763	4,148	4,945	4,150
Reclassed subscribers	0	148	0	148
New subscribers — indirect	142	588	330	820
New subscribers — direct	114	346	239	659
Cancelled subscribers within first 90 days of subscription	(65)	(150)	(138)	(327)
Cancelled subscribers after first 90 days of subscription	(286)	(338)	(708)	(708)

Subscribers at end of period	4,668	4,742	4,668	4,742
Non-Subscriber Customers	4,195	4,927	4,195	4,927

Total Customers at end of period	8,863	9,669	8,863	9,669

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

Identity Theft and Credit Management Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection and payments from large financial institutions are collected within 30 to 45 days with no significant write-offs. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

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

Accidental Death Insurance

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain paper and electronic confirmations with individual purchasers, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2012 and December 31, 2011, totaled $803 thousand and $846 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist, and follow the two step process. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2012, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures and changes in future working capital requirements. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

Share Based Compensation

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

Six Months Ended June 30,
2011
Expected dividend yield	4.5%
Expected volatility	73.8%
Risk free interest rate	2.5%
Expected term of options	6.2 years

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

Expected Term. In the six months ended June 30, 2012, we did not grant options. The expected term of options granted during the year ended December 31, 2011 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience.

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

Trends in Regulatory Environment

Both we and our financial institution clients are and expect to continue to be the subject of increasing scrutiny by federal and state regulators, private plaintiffs and consumer groups. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Dodd-Frank Act established a Bureau of Consumer Financial Protection (the “CFPB”). The CFPB has supervisory, regulatory and enforcement authority over consumer financial products. We expect that the CFPB will issue regulations or reports that may impact our products and services. The CFPB and the Office of the Comptroller of the Currency (the “OCC”) are examining or investigating the selling by financial institutions (including certain of our clients) of fee-based products and services, including our products, as well as those institutions’ management of third party vendors. Some of our current and past financial institution clients are the subject of other government enforcement proceedings concerning their offering of fee-based products, including our products. As a result, we or our clients may make restitution to customers, cancel subscriber enrollments, pay penalties, or limit, suspend or terminate the marketing of our products. These events may harm our reputation, negatively affect our ability to retain or acquire clients and customers, and have a material adverse effect on our business, results of operations and financial condition.

For example, on July 18, 2012, the CFPB and the Office of the Comptroller of the Currency announced that they had entered into consent orders with our client Capital One regarding the sales by Capital One during certain time periods of payment protection and other fee-based products, including our products, and that Capital One had agreed to take remedial actions for certain customers. After announcement of the consent orders, Capital One indicated that it does not currently intend to sell such products in the future. On July 11, 2012, we received a Civil Investigative Demand (a “CID”) from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” The CFPB has not alleged a violation by us of any law or regulation. We are in the process of responding to the CID.

Simultaneous with the announcement of the consent orders with Capital One, the CFPB issued guidance for financial institutions about the marketing and selling of third-party fee-based products. We are reviewing and monitoring the guidance to determine whether it may require any changes by us or changes by our clients that may affect us.

For further information on regulatory and related matters, please see the information in “Item 1A, Risk Factors” under the subheading “Risks Related to Our Industry” in our Form 10-K.

Results of Operations

We have three reportable operating segments through the period ended June 30, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiary Net Enforcers. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011 (in thousands):

The condensed consolidated results of operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Three Months Ended June 30, 2012
Revenue	$87,203	$422	$294	$87,919
Operating expenses:
Marketing	5,144	0	0	5,144
Commissions	22,880	0	0	22,880
Cost of revenue	26,246	98	20	26,364
General and administrative	18,452	409	620	19,481
Depreciation	2,422	4	30	2,456
Amortization	879	7	—	886

Total operating expenses	76,023	518	670	77,211

Income (loss) from operations	$11,180	$(96)	$(376)	$10,708

Three Months Ended June 30, 2011
Revenue	$93,302	$551	$232	$94,085
Operating expenses:
Marketing	9,278	0	0	9,278
Commissions	27,468	0	0	27,468
Cost of revenue	27,659	155	15	27,829
General and administrative	16,118	644	525	17,287
Depreciation	2,145	5	17	2,167
Amortization	1,010	7	0	1,017

Total operating expenses	83,678	811	557	85,046

Income (loss) from operations	$9,624	$(260)	$(325)	$9,039

Consumer Products and Services Segment

Our income from operations for our Consumer Products and Services segment increased in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in income from operations is primarily due to the cessation of marketing of our services by Bank of America, which has resulted in decreased marketing and commissions expenses. We have also reduced marketing expenses in our direct to consumer business. This overall increase is partially offset by a decrease in revenue from our direct marketing arrangements.

	Three Months Ended June 30,
	2012	2011	Difference	%
Revenue	$87,203	$93,302	$(6,099)	(6.5)%
Operating expenses:
Marketing	5,144	9,278	(4,134)	(44.6)%
Commissions	22,880	27,468	(4,588)	(16.7)%
Cost of revenue	26,246	27,659	(1,413)	(5.1)%
General and administrative	18,452	16,118	2,334	14.5%
Depreciation	2,422	2,145	277	12.9%
Amortization	879	1,010	(131)	(13.0)%

Total operating expenses	76,023	83,678	(7,655)	(9.1)%

Income from operations	$11,180	$9,624	$1,556	16.2%

Revenue. The decrease in revenue is primarily due to a reduction in subscribers as a result of the decision by Bank of America to stop marketing our services under our direct marketing arrangement. This was partially offset by increased revenue from our direct to consumer business and growth in our indirect marketing arrangement with a new client that began in May 2011. The growth in revenue from our direct to consumer business is primarily due to new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 83.0% for the three months ended June 30, 2012 from 85.4% in the three months ended June 30, 2011, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods.

In addition, we expect to acquire fewer new subscribers and less new subscriber revenue through financial institutions in the year ended December 31, 2012, as compared to the year ended December 31, 2011, as certain of our financial institution clients delay, suspend or terminate marketing in light of the changing regulatory environment. In addition to Bank of America, one of our other large clients has publicly announced that it does not intend to sell third-party products, including ours, in the future. We do not know whether or when the marketing of our services by other clients that have reduced or suspended marketing will be resumed or, if resumed, whether marketing will return to prior levels. We also believe that our financial institution clients are reviewing their practices in light of changing regulatory expectations, and that some enrollments may be canceled or other remedial actions taken after further periods of evaluation or other efforts, or in connection with our clients’ reviews by regulators. Such cancelations or other actions may occur even if not required by law or regulation. We expect these conditions and actions to cause a decrease in our revenue and Subscribers and Non-Subscriber customers for the balance of the year ended December 31, 2012 and possibly thereafter.

Total subscriber additions for the three months ended June 30, 2012 were 256 thousand compared to 934 thousand in the three months ended June 30, 2011.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended June 30,
	2012	2011
Percentage of subscribers from direct marketing arrangements to total subscribers	48.5%	53.3%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	44.6%	37.0%
Percentage of revenue from direct marketing arrangements to total Customer revenue	83.0%	85.4%

The percentage of new subscribers acquired from direct marketing arrangements to total new subscribers was negatively influenced in the year ended December 31, 2011 by the conversion of a portfolio of subscribers from an indirect marketing arrangement. Therefore, the results of this metric shown for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 may not be indicative of future period performance.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing expense is primarily a result of a decrease in marketing for our direct subscription business with existing clients, including Bank of America, and a decrease in marketing for our direct to consumer business. In future quarters, we expect our client related marketing expenses to decline and our direct to consumer marketing expense to increase. Amortization of deferred subscription solicitation costs related to marketing for the three months ended June 30, 2012 and 2011 were $4.3 million and $8.3 million, respectively. Marketing costs expensed as incurred for the three months ended June 30, 2012 and 2011 were $877 thousand and $1.0 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 5.9% for the three months ended June 30, 2012 from 9.9% for the three months ended June 30, 2011.

Commissions Expenses. Commission expenses consist of commissions paid to our clients. The decrease in commission expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commissions expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America.

As a percentage of revenue, commission expenses decreased to 26.2% for the three months ended June 30, 2012 from 29.4% for the three months ended June 30, 2011.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and transactional sales. The decrease in cost of revenue is primarily the result of lower volumes of data fulfillment and services costs for subscribers, partially offset by an increase in the effective rates for data. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 30.1% for the three months ended June 30, 2012 compared to 29.6% for the three months ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, legal and compliance, program and account management functions. The increase in general and administrative expenses is primarily related to a decreased portion of our software development that was capitalized, a legal settlement, new software license costs, and higher costs related to compliance. In the three months ended June 30, 2012, our payroll costs remained relatively flat as compared to the three months ended June 30, 2011 primarily due to the increased payroll costs associated with a new indirect marketing arrangement that began in May 2011 offset by decreased overall payroll costs. We anticipate increased legal and compliance costs for the balance of 2012 as we respond to the changing regulatory landscape described under “—Trends in Regulatory Environment.”

Total share based compensation expense for the three months ended June 30, 2012 and 2011 was $1.9 million and $1.8 million, respectively. In addition, for the three months ended June 30, 2012 and 2011, we incurred compensation expense of $371 thousand and $341 thousand, respectively, for payments to RSU holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 21.2% for the three months ended June 30, 2012 from 17.3% for the three months ended June 30, 2011.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to new assets placed in service.

As a percentage of revenue, depreciation expenses increased to 2.8% for the three months ended June 30, 2012 from 2.3% for the three months ended June 30, 2011.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of our customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses decreased slightly to 1.0% for the three months ended June 30, 2012 from 1.1% for the three months ended June 30, 2011.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment decreased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to decreased general and administrative expenses associated with litigation, which was settled in the year ended December 31, 2011, partially offset by a decrease in revenue due to the loss of a major client.

	Three Months Ended June 30,
	2012	2011	Difference	%
Revenue	$422	$551	$(129)	(23.4)%
Operating expenses:
Cost of revenue	98	155	(57)	(36.8)%
General and administrative	409	644	(235)	(36.5)%
Depreciation	4	5	(1)	(20.0)%
Amortization	7	7	0	0.0%

Total operating expenses	518	811	(293)	(36.1)%

Loss from operations	$(96)	$(260)	$164	63.1%

Revenue. The decrease in revenue is primarily due to the loss of a major client effective February 29, 2012.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue decreased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

As a percentage of revenue, cost of revenue decreased to 23.2% for the three months ended June 30, 2012 compared to 28.1% for the three months ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account functions. The decrease in general and administrative expenses is due to a reduction in legal fees associated with our litigation which was settled in the year ended December 31, 2011, partially offset by an increase in payroll costs.

As a percentage of revenue, general and administrative expenses decreased to 96.9% for the three months ended June 30, 2012 from 116.9% for the three months ended June 30, 2011.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in loss from operations is primarily driven by increased general and administrative expenses partially offset by growth in revenue.

	Three Months Ended June 30,
	2012	2011	Difference	%
Revenue	$294	$232	$62	26.7%
Operating expenses:
Cost of revenue	20	15	5	33.3%
General and administrative	620	525	95	18.1%
Depreciation	30	17	13	76.5%

Total operating expenses	670	557	113	20.3%

Loss from operations	$(376)	$(325)	$(51)	(15.7)%

Revenue. The increase in revenue is the result of revenue from new and existing clients.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased slightly for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

As a percentage of revenue, cost of revenue increased to 6.8% for the three months ended June 30, 2012 compared to 6.5% for the three months ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, program and account functions. The increase in general and administrative expenses is primarily due to an increase in payroll costs.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased slightly in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

As a percentage of revenue, depreciation expense increased to 10.2% for the three months ended June 30, 2012 compared to 7.3% for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011 (in thousands):

The condensed consolidated results of operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Six Months Ended June 30, 2012
Revenue	$176,605	$986	$560	$178,151
Operating expenses:
Marketing	11,233	0	0	11,233
Commissions	47,396	0	0	47,396
Cost of revenue	52,310	224	41	52,575
General and administrative	36,772	915	1,197	38,884
Depreciation	4,884	8	58	4,950
Amortization	1,757	14	—	1,771

Total operating expenses	154,352	1,161	1,296	156,809

Income (loss) from operations	$22,253	$(175)	$(736)	$21,342

Six Months Ended June 30, 2011
Revenue	$183,032	$1,093	$405	$184,530
Operating expenses:
Marketing	19,051	0	0	19,051
Commissions	55,243	0	0	55,243
Cost of revenue	52,909	299	29	53,237
General and administrative	31,363	1,441	1,020	33,824
Depreciation	4,052	10	28	4,090
Amortization	2,003	14	0	2,017

Total operating expenses	164,621	1,764	1,077	167,462

Income (loss) from operations	$18,411	$(671)	$(672)	$17,068

Consumer Products and Services Segment

Our income from operations in our Consumer Products and Services segment increased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in income from operations is primarily due to the cessation of marketing of our services by Bank of America, which has resulted in decreased marketing and commissions expenses. We have also reduced marketing expenses in our direct to consumer business. This was partially offset by a decrease in revenue from our direct marketing arrangements and increased general and administrative expenses.

	Six Months Ended June 30,
	2012	2011	Difference	%
Revenue	$176,605	$183,032	$(6,427)	(3.5)%
Operating expenses:
Marketing	11,233	19,051	(7,818)	(41.0)%
Commissions	47,396	55,243	(7,847)	(14.2)%
Cost of revenue	52,310	52,909	(599)	(1.1)%
General and administrative	36,772	31,363	5,409	17.2%
Depreciation	4,884	4,052	832	20.5%
Amortization	1,757	2,003	(246)	(12.3)%

Total operating expenses	154,352	164,621	(10,269)	(6.2)%

Income from operations	$22,253	$18,411	$3,842	20.9%

Revenue. The decrease in revenue is primarily due to a reduction in subscribers as a result of the decision by Bank of America to stop marketing our services under our direct marketing arrangement. This was partially offset by increased revenue from our direct to consumer business and growth in our indirect marketing arrangement with a new client that began in May 2011. The growth in revenue from our direct to consumer business is primarily due to new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 82.8% for the six months ended June 30, 2012 from 87.3% in the six months ended June 30, 2011, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods.

In addition, we expect to acquire fewer new subscribers and less new subscriber revenue through financial institutions in the year ended December 31, 2012, as compared to the year ended December 31, 2011, as certain of our financial institution clients delay, suspend or terminate marketing in light of the changing regulatory environment. In addition to Bank of America, one of our other large clients has publicly announced that it does not intend to sell third-party products, including ours, in the future. We do not know whether or when the marketing of our services by other clients that have reduced or suspended marketing will be resumed or, if resumed, whether marketing will return to prior levels. We also believe that our financial institution clients are reviewing their practices in light of changing regulatory expectations, and that some enrollments may be canceled or other remedial actions taken after further periods of evaluation or other efforts, or in connection with our clients’ reviews by regulators. Such cancelations or other actions may occur even if not required by law or regulation. We expect these conditions and actions to cause a decrease in our revenue and Subscribers and Non-Subscriber customers for the balance of the year ended December 31, 2012 and possibly thereafter.

Total subscriber additions for the six months ended June 30, 2012 were 569 thousand compared to 1.5 million in the six months ended June 30, 2011.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Six Months Ended June 30,
	2012	2011
Percentage of subscribers from direct marketing arrangements to total subscribers	48.5%	53.3%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	41.9%	44.6%
Percentage of revenue from direct marketing arrangements to total Customer revenue	82.8%	87.3%

The percentage of new subscribers acquired from direct marketing arrangements to total new subscribers was negatively influenced in the year ended December 31, 2011 by the conversion of a portfolio of subscribers from an indirect marketing arrangement. Therefore, the results of this metric shown for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 may not be indicative of future period performance.

Marketing Expenses. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients, including Bank of America, and a decrease in marketing for our direct to consumer business. Amortization of deferred subscription solicitation costs related to marketing for the six months ended June 30, 2012 and 2011 were $9.4 million and $17.3 million, respectively. In future quarters, we expect our client related marketing expenses to decline and our direct to consumer marketing to increase. Marketing costs expensed as incurred for the six months ended June 30, 2012 and 2011 were $1.9 million and $1.8 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 6.4% for the six months ended June 30, 2012 from 10.4% for the six months ended June 30, 2011.

Commissions Expenses. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commissions expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America.

As a percentage of revenue, commission expenses decreased to 26.8% for the six months ended June 30, 2012 from 30.2% for the six months ended June 30, 2011.

Cost of Revenue. The decrease in cost of revenue is primarily the result of lower volumes of data fulfillment and services costs for subscribers, partially offset by an increase in the effective rates for data. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 29.6% for the six months ended June 30, 2012 compared to 28.9% for the six months ended June 30, 2011.

General and Administrative Expenses. The increase in general and administrative expenses is primarily related to increased payroll costs, decreased portion of our software development that was capitalized, a one-time legal settlement, new software license costs, and higher costs related to compliance. Payroll costs for the six months ended June 30, 2012, included an estimated $427 thousand of severance and severance related costs for involuntary terminations. We anticipate increased legal and compliance costs for the balance of 2012 as we respond to the changing regulatory landscape described under “—Trends in Regulatory Environment.”

Total share-based compensation expense in our consolidated statements of operations for the six months ended June 30, 2012 and 2011 was $3.8 million and $3.5 million, respectively. In addition, for the three months ended June 30, 2012 and 2011, we incurred compensation expense of $807 thousand and $725 thousand for payments to RSU holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 20.8% for the six months ended June 30, 2012 from 17.1% for the six months ended June 30, 2011.

Depreciation. Depreciation expense increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to new assets placed in service.

As a percentage of revenue, depreciation expense increased to 2.8% for the six months ended June 30, 2012 compared to 2.2% for the six months ended June 30, 2011.

Amortization. The decrease in amortization expense is due to a reduction in amortization of customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses decreased to 1.0% for the six months ended June 30, 2012 from 1.1% for the six months ended June 30, 2011.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment decreased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to decreased general and administrative expenses associated with litigation, which was settled in the year ended December 31, 2011, partially offset by a decrease in revenue due to the loss of a major client.

	Six Months Ended June 30,
	2012	2011	Difference	%
Revenue	$986	$1,093	$(107)	(9.8)%
Operating expenses:
Cost of revenue	224	299	(75)	(25.1)%
General and administrative	915	1,441	(526)	(36.5)%
Depreciation	8	10	(2)	(20.0)%
Amortization	14	14	0	0.0%

Total operating expenses	1,161	1,764	(603)	(34.2)%

Loss from continuing operations	$(175)	$(671)	$496	73.9%

Revenue. The decrease in revenue is primarily due to the loss of a major client effective February 29, 2012.

Cost of Revenue. Cost of revenue decreased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to lower volumes for data and service costs for clients.

As a percentage of revenue, cost of revenue decreased to 22.7% for the six months ended June 30, 2012 compared to 27.4% for the six months ended June 30, 2011.

General and Administrative Expenses. The decrease in general and administrative expenses is due to a reduction in legal fees associated with our ongoing litigation which was settled in the year ended December 31, 2011, partially offset by increased payroll costs.

As a percentage of revenue, general and administrative expenses decreased to 92.8% for the six months ended June 30, 2012 compared to 131.8% for the six months ended June 30, 2011.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in loss from operations is primarily driven by an increase in general and administrative expenses partially offset by a growth in revenue.

	Six Months Ended June 30,
	2012	2011	Difference	%
Revenue	$560	$405	$155	38.3%
Operating expenses:
Cost of revenue	41	29	12	41.4%
General and administrative	1,197	1,020	177	17.4%
Depreciation	58	28	30	107.1%

Total operating expenses	1,296	1,077	219	20.3%

Loss from operations	$(736)	$(672)	$(64)	(9.5)%

Revenue. The increase in revenue is the result of revenue from new and existing clients.

Cost of Revenue. Cost of revenue increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

As a percentage of revenue, cost of revenue was 7.3% for the six months ended June 30, 2012 compared to 7.2% for the six months ended June 30, 2011.

General and Administrative Expenses. The increase in general and administrative expenses was primarily due to increased payroll costs.

Depreciation. The increase in depreciation expense is primarily due to an increase in assets placed into service.

As a percentage of revenue, depreciation expense increased to 10.4% for the six months ended June 30, 2012 compared to 6.9% for the six months ended June 30, 2011.

Interest Expense

Interest expense decreased to $130 thousand for the three months ended June 30, 2012 from $210 thousand for the three months ended June 30, 2011. Interest expense decreased to $281 thousand for the six months ended June 30, 2012, from $316 thousand for the six months ended June 30, 2011. The decrease in interest expense for the three months ended June 30, 2012, is primarily attributable to a decrease in interest expense on our outstanding debt balance. Interest expense for the six months ended June 30, 2012 remained relatively flat as compared to the six months ended June 30, 2011.

Other Income (Expense)

Other income decreased to $16 thousand for the three months ended June 30, 2012 from $174 thousand for the three months ended June 30, 2011. Other income decreased to $50 thousand for the six months ended June 30, 2012 from $127 thousand for the six months ended June 30, 2011. This is primarily attributable to a decrease in foreign currency translation gains resulting from exchange rate fluctuations over the period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2012 and 2011 was 41.5% and 42.4%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2012 and 2011 was 41.1% and 42.1%, respectively. The slight decrease from the comparable period is primarily due to the ratio of book expenses, which are not deductible for income tax purposes, to an increase in income before income taxes.

In addition, the total liability for uncertain tax positions decreased by approximately $179 thousand from December 31, 2011. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheet. The reduction in the liability was primarily due to the release of a prior year uncertain tax position, in which a settlement was executed with the taxing authority. An immaterial portion of the amount impacted our consolidated effective tax rate for the six months ended June 30, 2012. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We recorded no penalties in the three and six months ended June 30, 2012. In the three months ended June 30, 2011 we recorded no penalties, In the six months ended June 30, 2011, we recorded penalties of $22 thousand.

We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended June 30, 2012 and 2011, we recorded interest of $6 thousand and $2 thousand, respectively. In the six months ended June 30, 2012 and 2011, we recorded interest of $12 thousand and $11 thousand, respectively.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $21.2 million as of June 30, 2012 compared to $30.8 million as of December 31, 2011. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days. We redeemed all of our U.S. treasury securities in the three months ended March 31, 2011.

Our accounts receivable balance as of June 30, 2012 was $23.8 million compared to $24.8 million as of December 31, 2011. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $36.7 million as of June 30, 2012 compared to $25.0 million as of December 31, 2011. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Six Months Ended June 30,
	2012	2011	Difference
	(In thousands)
Cash flows provided by operating activities	$24,725	$11,534	$13,191
Cash flows used in investing activities	(5,168)	(474)	(4,694)
Cash flows used in financing activities	(29,199)	(5,898)	(23,301)

Net (decrease) increase in cash and cash equivalents	(9,642)	5,162	(14,804)
Cash and cash equivalents, beginning of year	30,834	14,453	16,381

Cash and cash equivalents, end of year	$21,192	$19,615	$1,577

The increase in cash flows provided by operations was primarily the result of an increase in earnings from operations, a reduction of cash used for marketing and commissions for our direct subscription business and for marketing in our direct to consumer business and a decrease in accounts receivable. Cash paid for deferred subscription solicitation decreased in the six months ended June 30, 2012 from the comparable period. In the six months ended June 30, 2012, cash flows used in operations for deferred subscription solicitation costs was $8.7 million as compared to $20.5 million in the six months ended June 30, 2011.

The increase in cash flows used in investing activities for the six months ended June 30, 2012 was primarily attributable to the additional long-term investment in White Sky of $2.3 million, partially offset by a decrease in purchases of property and equipment. In addition, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, net cash used in investing activities increased due to the timing of cash received in the six months ended June 30, 2011 from the redemption of our short-term investment.

The increase in cash flows used in financing activities for six months ended June 30, 2012 was primarily due to a debt repayment of $20.0 million and an increase in cash dividends paid on common shares. If we consent to purchase certain subscriber portfolios from one or more of our clients, we may need to raise additional funds in the future in order to complete these transactions and operate and expand our business. There can be no assurances that we will be successful in raising additional funds on favorable terms, or at all, which could have a materially adverse effect our business, strategy and financial condition, including losses of, or changes in, the relationships with some of our clients or subscribers.

The following summarizes our dividend activity for the six months ended June 30, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15

The following summarizes our dividend activity for the six months ended June 30, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20

On August 8, 2012, we announced a cash dividend of $0.20 per share on our common stock, payable on September 10, 2012, to stockholders of record as of August 31, 2012.

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

In connection with our share repurchase, we amended the Credit Agreement in the three months ended March 31, 2011 to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of June 30, 2012, there was no outstanding balance of the revolving credit facility and we have approximately $21.2 million in cash in our condensed consolidated balance sheet in addition to unused capacity under the Credit Agreement of $25.0 million, which more than satisfies the minimum available liquidity requirement. On December 19, 2011, we entered into another amendment to our Credit Agreement, which extended the maturity date of the revolving credit facility for an additional year to December 31, 2012. In addition, the amended Credit Agreement increases our ability to make share repurchases in any fiscal year, without lender consent, which is currently limited to a total of $20.0 million under our share repurchase program

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the incurrence of liens; the incurrence of certain indebtedness; mergers, dissolutions, liquidation, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any co-borrowers’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than co-borrowers under the Credit Agreement) other than on fair and reasonable terms; share repurchases; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which includes our consolidated leverage ratios, consolidated fixed charge coverage ratios, minimum available liquidity requirements as well as customary covenants, representations and warranties, funding conditions and events of default. We are currently in compliance with all such covenants.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of June 30, 2012, we had $19.8 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On May 18, 2012, we entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases of up to $2.5 million of our common stock. The repurchase plan commenced on June 10, 2012 and ended on July 31, 2012. During the three and six months ended June 30, 2012, we repurchased 21 thousand shares of common stock at an average rate of $13.06 per share resulting in an aggregate cost to us of $282 thousand. During the three months ended June 30, 2011, we did not repurchase any common stock. During the six months ended June 30, 2011 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million.

Contractual Obligations

In January 2012, we entered into a new contract with a credit reporting agency, in which we will make non-refundable minimum payments totaling $24.2 million in the year ending December 31, 2012.

In the three months ended June 30, 2012, we received notice of a data pricing increase from a different credit reporting agency.

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

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 19, 2011, a putative class action complaint was filed against Intersections Inc., Intersections Insurance Services Inc. and Bank of America in Los Angeles Superior Court alleging various claims based on the sale of an accidental death and disability program. The case was removed to the United States District Court for the Central District of California, and an amended complaint was filed. All defendants responded to the amended complaint by filing motions to dismiss. On January 30, 2012, the District Court dismissed all claims against Intersections Inc., Intersections Insurance Services Inc., and Bank of America with prejudice and entered judgment. On February 29, 2012, the plaintiffs appealed the District Court’s order to the Ninth Circuit Court of Appeals. On June 7, 2012, plaintiffs voluntarily dismissed their appeal.

On May 14, 2012, a putative class action complaint was filed against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California alleging various claims based on the sale of an accidental death and disability program. This action is substantially similar to the dismissed action described in the preceding paragraph. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. These motions are scheduled for hearing on August 10, 2012.

TQP Development LLC filed a patent infringement suit in the Eastern District of Texas against Dell Inc., United Continental Holdings, Inc., Lowe’s Companies, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc, Deutsche Telekom AG, T-Mobile USA, Inc., Discover Financial Services, Hewlett-Packard Company, Hewlett-Packard Development Company, L.P., Chevron Corporation, Chevron U.S.A. Inc., Research in Motion Limited, Research in Motion Corporation and Costco Wholesale Corporation. TQP sought a judgment that the defendants have infringed its patent, injunctive relief, monetary damages, treble damages, cost and attorney’s fees. Upon request by our client Costco, we agreed to defend Costco, subject to a reservation of rights, to the extent TQP’s patent infringement claim concerns a web site hosted by us. Accordingly, on April 27, 2012, we moved to intervene in the case. This case has settled and pursuant to the settlement we expect that all claims against us and our client will be dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.

The following table contains information for shares repurchased during the three months ended June 30, 2012:

	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	4,421	(2)	$16.56	—	$20,000,000
May 1, 2012 to May 31, 2012	—		—	—	—
June 1, 2012 to June 30, 2012	17,131	(3)	$12.22	17,131	$19,790,659

(1)	Average price per share excludes commissions.

(2)	Consists of shares surrendered to the Company by an executive officer to correct mistakes relating to tax withholding obligations in connection with prior equity grants and stock option exercises.

(3)	On May 18, 2012, we entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases of up to $2.5 million of our common stock. The repurchase plan commenced on June 10, 2012 and ended on July 31, 2012.

Item 6. Exhibits

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: August 9, 2012	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer