Form 10-Q
period 2012-09-30
INTERSECTIONS INC
filed 2012-11-08
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012 there were 20,875,690 shares of common stock, $0.01 par value, issued and 17,995,259 shares outstanding, with 2,880,431 shares of treasury stock.

Form 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$86,653	$94,328	$264,804	$278,858
Operating expenses:
Marketing	4,882	8,706	16,115	27,757
Commissions	22,224	26,549	69,620	81,792
Cost of revenue	27,149	29,304	79,724	82,541
General and administrative	19,796	18,717	58,680	52,541
Depreciation	2,533	2,498	7,483	6,588
Amortization	885	906	2,656	2,923

Total operating expenses	77,469	86,680	234,278	254,142

Income from operations	9,184	7,648	30,526	24,716
Interest income	0	1	0	7
Interest expense	(33)	(190)	(314)	(506)
Other income, net	221	124	271	251

Income before income taxes	9,372	7,583	30,483	24,468
Income tax expense	(3,710)	(2,961)	(12,393)	(10,077)

Net income	$5,662	$4,622	$18,090	$14,391

Basic earnings per common share	$0.32	$0.27	$1.02	$0.84
Diluted earnings per common share	$0.30	$0.24	$0.96	$0.76
Cash dividends paid per common share	$0.20	$0.20	$0.60	$0.50
Weighted average shares outstanding:
Basic	17,966	17,128	17,749	17,197
Diluted	19,054	18,931	18,859	19,055

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,058	$30,834
Accounts receivable, net of allowance for doubtful accounts of $142 (2012) and $28 (2011)	25,745	24,790
Prepaid expenses and other current assets	5,051	6,440
Income tax receivable	5,042	245
Deferred subscription solicitation costs	9,020	14,463

Total current assets	74,916	76,772

PROPERTY AND EQUIPMENT, net	19,819	23,818
DEFERRED TAX ASSET, net	0	2,188
LONG-TERM INVESTMENT	9,577	4,327
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	8,413	11,069
OTHER ASSETS	3,564	5,342

TOTAL ASSETS	$159,524	$166,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,091	$1,526
Accrued expenses and other current liabilities	14,563	13,781
Accrued payroll and employee benefits	3,607	5,207
Current portion of debt	0	20,000
Capital leases, current portion	832	1,351
Commissions payable	535	696
Deferred revenue	5,581	4,740
Deferred tax liability, net, current portion	4,506	4,506

Total current liabilities	32,715	51,807

OBLIGATIONS UNDER CAPITAL LEASE, less current portion	1,656	2,301
OTHER LONG-TERM LIABILITIES	5,333	4,756
DEFERRED TAX LIABILITY, net	116	0

TOTAL LIABILITIES	39,820	58,864

COMMITMENTS AND CONTINGENCIES (see notes 12 and 14) STOCKHOLDERS’ EQUITY:
Common stock at $.01 par value, shares authorized 50,000; shares issued 20,875 (2012) and 20,135 (2011); shares outstanding 17,995 (2012) and 17,276 (2011)	209	201
Additional paid-in capital	118,318	113,634
Treasury stock, shares at cost; 2,880 (2012) and 2,859 (2011)	(29,833)	(29,551)
Retained earnings	31,010	23,603

TOTAL STOCKHOLDERS’ EQUITY	119,704	107,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,524	$166,751

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
Net income	$18,090	$14,391
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	7,483	6,588
Amortization	2,656	2,923
Amortization of debt issuance cost	46	0
Provision for doubtful accounts	129	(20)
Amortization of non-cash consideration exchanged for additional investment	(837)	0
Share based compensation	5,583	5,323
Amortization of deferred subscription solicitation costs	19,251	35,477
Foreign currency transaction gains, net	(249)	(114)
Changes in assets and liabilities:
Accounts receivable	(1,407)	(3,176)
Prepaid expenses and other current assets	1,389	(808)
Income tax, net	(4,797)	(9,318)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(1,487)	(7,343)
Deferred subscription solicitation costs	(12,375)	(28,181)
Other assets	873	(26)
Accounts payable	1,505	(275)
Accrued expenses and other current liabilities	1,481	586
Accrued payroll and employee benefits	(1,600)	966
Commissions payable	(160)	(69)
Deferred revenue	(395)	(139)
Deferred income tax, net	3,791	10,232
Other long-term liabilities	(353)	456

Cash flows provided by operating activities	38,617	27,473

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of short-term investment	0	4,994
Purchase of additional interest in long-term investment	(2,250)	0
Proceeds from the sale of discontinued operations	0	1,750
Acquisition of property and equipment	(4,280)	(8,769)
Proceeds from reimbursements for property and equipment	157	1,220

Cash flows used in investing activities	(6,373)	(805)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments under Credit Agreement	(20,000)	0
Borrowings under Credit Agreement	0	20,000
Cash dividends paid on common shares	(10,683)	(8,631)
Capital lease payments	(1,164)	(1,266)
Purchase of treasury stock	(282)	(19,603)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	1,487	7,343
Withholding tax payment on vesting of restricted stock units and stock option exercises	(3,416)	(10,334)
Cash proceeds from stock option exercises	1,038	902

Cash flows used in financing activities	(33,020)	(11,589)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(776)	15,079
CASH AND CASH EQUIVALENTS — Beginning of period	30,834	14,453

	Nine Months Ended September 30,
	2012	2011
CASH AND CASH EQUIVALENTS — End of period	$30,058	$29,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$278	$447

Cash paid for taxes	$13,581	$10,065

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$0	$318

Equipment additions accrued but not paid	$295	$1,157

Non-cash consideration exchanged for additional investment	$3,000	$0

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational credit scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information. Our consumer products and services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries.

In addition, we also offer many of our services directly to consumers. We conduct our own consumer direct marketing primarily through the Internet, television, radio and other mass media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email.

We have three reportable operating segments through the period ended September 30, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in another entity. All significant intercompany transactions have been eliminated. We have adopted the provisions of an update to “Comprehensive Income” as of January 1, 2012 and due to the lack of, and immateriality of, comprehensive income historically and in the three and nine months ended September 30, 2012, we are not required to present comprehensive income and therefore, have not adjusted our financial statement presentation or the related notes. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed to the subscriber’s credit card, mortgage bill or demand deposit accounts by our clients, but may be billed by us in some circumstances. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In some instances, we recognize revenue for the delivery of operational services including but not limited to fulfillment events, information technology development hours and customer service minutes, rather than per customer fees.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2012 and December 31, 2011, totaled $775 thousand and $846 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Membership Products

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate revenue from other types of subscription based products provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers and Intersections Business Intelligence Services, on a monthly or transactional basis. We also recognize revenue from providing management service solutions, offered by Captira Analytical, on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2012, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

On January 1, 2012, we adopted an accounting standard update, commonly referred to the step zero approach that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our condensed consolidated financial statements.

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

Share Based Compensation

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

Nine Months Ended September 30,
2011
Expected dividend yield	4.5%
Expected volatility	73.8%
Risk-free interest rate	2.5%
Expected term of options	6.2 years

In the nine months ended September 30, 2012, we did not grant options.

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

In June 2011, an update was made to “Comprehensive Income”. This update was further amended in December 2011 in order to defer the changes that relate to the presentation of reclassification adjustments. In this update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the exception of the amendments that relate to the presentation of reclassification adjustments which have been deferred. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and due to the lack of, and immateriality of , comprehensive income historically and in the three and nine months ended September 30, 2012, we are not required to present comprehensive income and therefore, have not adjusted our financial statement presentation or the related notes.

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

In July 2012, an update was made to “Intangibles — Goodwill and Other”. This update is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We have adopted the provisions of this update as of September 30, 2012 and due to the lack of indefinite-lived intangible assets there was no impact to our condensed consolidated financial statements.

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

4. Earnings Per Common Share

Basic and diluted earnings per common share are determined in accordance with the applicable provisions of U.S. GAAP. Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans and the vesting of restricted stock units.

For the three and nine months ended September 30, 2012, options to purchase 263 thousand and 269 thousand shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2011, options to purchase 234 thousand and 269 thousand shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic earnings per common share to diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
Net income available to common shareholders — basic and diluted	$5,662	$4,622	$18,090	$14,391

Weighted average common shares outstanding — basic	17,966	17,128	17,749	17,197
Dilutive effect of common stock equivalents	1,088	1,803	1,110	1,858

Weighted average common shares outstanding — diluted	19,054	18,931	18,859	19,055

Earnings per common share:
Basic earnings per common share	$0.32	$0.27	$1.02	$0.84

Diluted earnings per common share	$0.30	$0.24	$0.96	$0.76

5. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Prepaid services	$163	$1,030
Other prepaid contracts	3,674	4,223
Other	1,214	1,187

	$5,051	$6,440

6. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011 was $9.4 million and $16.3 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheet and include $426 thousand and $1.9 million as of September 30, 2012 and December 31, 2011, respectively. The current portion of the prepaid commissions is included in the deferred subscription solicitation costs which were $2.0 million and $4.7 million as of September 30, 2012 and December 31, 2011, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended September 30, 2012 and 2011 were $5.3 million and $11.1 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2012 and 2011, were $19.3 million and $35.5 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended September 30, 2012 and 2011, were $1.3 million and $1.0 million respectively. Marketing costs expensed as incurred related to marketing for the nine months ended September 30, 2012 and 2011, were $3.1 million and $2.8 million, respectively.

7. Long-Term Investment

Our long-term investment consists of an investment in convertible preferred shares of a privately held company. During the three months ended June 30, 2012, we purchased an additional investment in White Sky, Inc. (“White Sky”), for which we paid $2.3 million in cash and $3.0 million in additional non-cash consideration. The non-cash consideration consisted of the cancellation of an existing joint marketing arrangement. Based on our analysis, we accounted for this non-cash consideration as deferred revenue and determined that it should be amortized on a straight line basis over two years. This additional investment resulted in us having 9.1 million of convertible preferred shares at a total cost of $9.6 million. Based on our analysis, we concluded that the convertible preferred shares do not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis. We also have vested warrants to purchase additional shares of White Sky’s convertible preferred stock. The warrants, if exercised, would not have a material impact on our condensed consolidated financial statements. As of September 30, 2012, no indicators of impairment were identified.

As part of this additional investment, we amended a commercial agreement with White Sky in which we receive exclusivity on the sale of its ID Vault products. The amended strategic commercial agreement allows us to continue to include these products and services as part of our comprehensive identity theft protection services to consumers.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2012	Impairment	Net Carrying Amount at September 30, 2012
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Online Brand Protection	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

	December 31, 2011
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2011	Impairment	Net Carrying Amount at December 31, 2011
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Online Brand Protection	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

During the three and nine months ended September 30, 2012, we did not identify any triggering events related to our goodwill and therefore, were not required to test our goodwill for impairment.

Our intangible assets consisted of the following (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(30,433)	$0	$8,413
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(36,421)	$0	$8,413

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(27,777)	$0	$11,069
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(33,765)	$0	$11,069

Intangible assets are amortized over a period of three to ten years. For the three months ended September 30, 2012 and 2011, we incurred aggregate amortization expense of $885 thousand and $906 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2012 and 2011, we incurred aggregate amortization expense of $2.7 million and $2.9 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2012	$886
For the years ending December 31:
2013	3,483
2014	3,437
2015	427
2016	180

$8,413

9. Other Assets

The components of our other assets are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	286	281
Prepaid commissions	426	1,859
Assets held for use	1,408	1,408
Other	1,369	1,719

	$3,564	$5,342

10. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Accrued marketing	$900	$2,099
Accrued cost of sales, including credit bureau costs	8,038	5,720
Accrued general and administrative expense and professional fees	3,481	3,794
Insurance premiums	775	846
Other	1,369	1,322

	$14,563	$13,781

11. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Accrued payroll	$1,228	$660
Accrued benefits	1,969	2,227
Accrued severance	410	2,320

	$3,607	$5,207

In the three months ended September 30, 2012, we paid $52 thousand and recorded an additional $420 thousand of expense for severance and severance-related benefits. In the nine months ended September 30, 2012, we paid $2.7 million and recorded an additional $847 thousand of expense for severance and severance-related benefits.

12. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all noncancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining three months ending December 31, 2012	$748	$210
For the years ending December 31:
2013	2,937	942
2014	2,547	859
2015	2,503	656
2016	2,404	28
2017	2,497	0
Thereafter	3,921	0

Total minimum lease payments	$17,557	2,695

Less: amount representing interest		(207)

Present value of minimum lease payments		2,488
Less: current obligation		(832)

Long term obligations under capital lease		$1,656

Rental expenses included in general and administrative expenses were $716 thousand and $2.2 million for the three and nine months ended September 30, 2012, respectively. Rental expenses included in general and administrative expenses were $731 thousand and $2.2 million for the three and nine months ended September 30, 2011, respectively.

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

On May 14, 2012, a putative class action complaint was filed against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California alleging various claims based on the sale of an accidental death and disability program. This action is substantially similar to the dismissed action described in the preceding paragraph. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motion to dismiss was granted with prejudice on October 1, 2012. The plaintiffs have filed a notice of appeal of the dismissal of the claims.

TQP Development LLC filed a patent infringement suit in the Eastern District of Texas against Dell Inc., United Continental Holdings, Inc., Lowe’s Companies, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc, Deutsche Telekom AG, T-Mobile USA, Inc., Discover Financial Services, Hewlett-Packard Company, Hewlett-Packard Development Company, L.P., Chevron Corporation, Chevron U.S.A. Inc., Research in Motion Limited, Research in Motion Corporation and Costco Wholesale Corporation. TQP sought a judgment that the defendants had infringed its patent, injunctive relief, monetary damages, treble damages, cost and attorney’s fees. Upon request by our client Costco, we agreed to defend Costco, subject to a reservation of rights, to the extent TQP’s patent infringement claim concerns a web site hosted by us. Accordingly, on April 27, 2012, we moved to intervene in the case. This case settled on July 31, 2012, and pursuant to the settlement all claims against us and our client were dismissed with prejudice on August 10, 2012.

We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of September 30, 2012, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

Other

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We are in the process of determining what obligations, if any; we have to these state taxing authorities. It is not possible to predict the maximum potential amount of future payments due to the unique facts and circumstances involved. To date, we have not been required to make any material payments. Without the benefit of an agreement with any state, we are unable to estimate a possible loss or range of loss at this time.

In April, 2012, we entered into an amended contract with a service provider, under which we receive data and other information for use in our fraud protection services. We are obligated to pay non-refundable payments totaling $2.3 million in the year ending December 31, 2012, in exchange for a defined count of data usage and limited exclusivity rights.

In January 2012, we entered into a new contract with a credit reporting agency, in which we are required to make non-refundable minimum payments totaling $24.2 million in the year ending December 31, 2012. We are currently negotiating an agreement with this credit reporting agency for data access beyond December 31, 2012.

13. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Deferred rent	$3,665	$3,353
Unamortized portion of non-cash consideration exchanged for additional investment	926	0
Uncertain tax positions, interest and penalties not recognized	742	957
Accrued general and administrative expenses	0	9
Other	0	437

	$5,333	$4,756

As part of the additional investment in White Sky, we recorded $1.2 million related to the long-term portion of non-cash consideration, which was recorded as deferred revenue in the three months ended June 30, 2012. In the three and nine months ended September 30, 2012, we recognized $309 thousand of the non-cash consideration as revenue. See Note 7 for additional information.

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

In connection with our share repurchase, we amended the Credit Agreement during the three months ended March 31, 2011 to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of September 30, 2012, there was no outstanding balance on the revolving credit facility and we have approximately $30.1 million in cash in our condensed consolidated balance sheet in addition to unused capacity of $25.0 million under the Credit Agreement, which more than satisfies the minimum available liquidity requirement.

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

15. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2012 and 2011 was 39.6% and 39.0%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2012 and 2011 was 40.7% and 41.2%, respectively. The slight increase in the three months ended September 30, 2012 from the comparable period is primarily due to the reduction in discrete items recognized from state tax expense adjustments, partially offset by the ratio of book expenses, which are not deductible for income tax purposes, to an increase in income before income taxes.

In addition, the total liability for uncertain tax positions decreased by approximately $215 thousand from December 31, 2011. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheet. The reduction in the liability was primarily due to the release of a prior year uncertain tax position, in which a settlement was executed with the taxing authority. An immaterial portion of the amount impacted our consolidated effective tax rate for the nine months ended September 30, 2012. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We recorded no penalties in the three and nine months ended September 30, 2012. We recorded no penalties in the three and nine months ended September 30, 2011

We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended September 30, 2012, we recorded interest expense of $1 thousand. In the three months ended September 30, 2011, we decreased interest by $5 thousand as a result of a reduction in our uncertain tax positions. In the nine months ended September 30, 2012 and 2011, we recorded interest expense of $13 thousand and $7 thousand, respectively.

16. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of September 30, 2012, we had approximately $19.8 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On May 18, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, to facilitate repurchases of up to $2.5 million of our common stock. The repurchase plan commenced on June 10, 2012 and ended on July 31, 2012. During the three months ended September 30, 2012, we did not repurchase any common stock. During the nine months ended September 30, 2012, we repurchased 21 thousand shares of common stock at an average rate of $13.06 per share resulting in an aggregate cost to us of $282 thousand. During the three months ended September 30, 2011, we did not repurchase any common stock. During the nine months ended September 30, 2011, we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million.

Dividends

The following summarizes our dividend activity for the year ended December 31, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20
November 9, 2011	November 30, 2011	December 9, 2011	$0.20

The following summarizes our dividend activity for the nine months ended September 30, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of September 30, 2012, there were options to purchase 24 thousand shares outstanding under this plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of September 30, 2012, we have 452 thousand shares remaining to issue and options to purchase 1.0 million shares outstanding under this plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of September 30, 2012, we have 1.9 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.3 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2012 was $472 thousand and $1.5 million, respectively. Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2011 was $626 thousand and $1.8 million, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2011	2,071,606	$6.14
Granted	0	0.00
Canceled and Forfeited	(246,538)	6.55
Exercises	(288,196)	4.68

Outstanding at September 30, 2012	1,536,872	$6.35	$7,677	6.09

Exercisable at September 30, 2012	716,821	$7.67	$2,970	5.31

There were no options granted during the three and nine months ended September 30, 2012. There were no options granted during the three months ended September 30, 2011. The weighted average grant date fair value of options granted, based on the Black-Scholes method, during the nine months ended September 30, 2011 was $6.53.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $758 thousand and $3.0 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $18.2 million and $21.3 million, respectively.

In the three and nine months ended September 30, 2012, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. In the three months ended September 30, 2012, approximately 18 thousand shares were exercised, of which the cumulative net shares issued to the participants were 8 thousand and 10 thousand were surrendered and subsequently cancelled. In the nine months ended September 30, 2012, approximately 188 thousand shares were exercised, of which the cumulative net shares issued to the participants were 64 thousand and 124 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, included in withholding tax payments in our condensed consolidated statement of cash flows, for this net withhold option exercise method was $45 thousand and $426 thousand, respectively, for the three and nine months ended September 30, 2012.

In the three and nine months ended September 30, 2011, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. In the three months ended September 30, 2011, approximately 1.3 million shares were exercised, of which the cumulative net shares issued to the participants were 522 thousand and 750 thousand were surrendered and subsequently cancelled. In the nine months ended September 30, 2011, approximately 1.5 million shares were exercised, of which the cumulative net shares issued to the participants were 623 thousand and 875 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, included in withholding tax payments in our condensed consolidated statement of cash flows, for this net withhold option exercise method was $7.3 million and $7.9 million, respectively, for the three and nine months ended September 30, 2011.

As of September 30, 2012, there was $1.9 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2012 was $1.3 million and $4.1 million, respectively. Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three and nine months ended September 30, 2011 was $1.2 million and $3.5 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2011	2,018,285	$6.83
Granted	605,491	12.47
Canceled	(348,861)	6.62
Vested	(452,573)	6.30

Outstanding at September 30, 2012	1,822,342	$8.87	2.22

As of September 30, 2012, there was $12.2 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

17. Related Party Transactions

We have an investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three and nine months ended September 30, 2012, we did not remit any payments related to royalties for exclusivity and product costs. For the three and nine months ended September 30, 2011, there was $650 thousand and $2.0 million, respectively, recorded in cost of revenue in our condensed consolidated statement of operations related to prepaid royalties for exclusivity and product costs. In the three months ended June 30, 2012, we amended this agreement and made an additional investment in White Sky. See Note 7 for additional information.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have entered into contracts with DMS that provide for services that assist us in monitoring credit on a daily and quarterly basis, as well as certain on-line credit analysis services. In connection with these agreements, we paid monthly installments totaling $287 thousand and $719 thousand for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, we paid monthly installments totaling $230 thousand and $662 thousand, respectively. These amounts are recorded within cost of revenue and general and administrative expenses in the condensed consolidated statement of operations. As of September 30, 2012 and December 31, 2011, we owed DMS $72 thousand. These amounts are recorded in accounts payable in our condensed consolidated balance sheet.

18. Segment and Geographic Information

We have three reportable operating segments through the period ended September 30, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

The following table sets forth segment information for the three and nine months ended September 30, 2012 and 2011:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
Three Months Ended September 30, 2012
Revenue	$85,874	$421	$358	$86,653
Depreciation	2,492	3	38	2,533
Amortization	879	6	0	885
Income (loss) before income taxes	$9,852	$(102)	$(378)	$9,372
Three Months Ended September 30, 2011
Revenue	$93,417	$604	$307	$94,328
Depreciation	2,473	4	21	2,498
Amortization	899	7	0	906
Income (loss) before income taxes	$7,785	$59	$(261)	$7,583
Nine Months Ended September 30, 2012
Revenue	$262,479	$1,407	$918	$264,804
Depreciation	7,376	11	96	7,483
Amortization	2,636	20	0	2,656
Income (loss) before income taxes	$31,899	$(301)	$(1,115)	$30,483
Nine Months Ended September 30, 2011
Revenue	$276,449	$1,697	$712	$278,858
Depreciation	6,525	14	49	6,588
Amortization	2,902	21	0	2,923
Income (loss) before income taxes	$26,013	$(612)	$(933)	$24,468

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
As of September 30, 2012
Property, plant and equipment, net	$18,786	$675	$358	$19,819

Total assets	$154,055	$4,521	$948	$159,524

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
As of December 31, 2011
Property, plant and equipment, net	$23,558	$17	$243	$23,818

Total assets	$161,927	$3,947	$877	$166,751

The principal geographic area of our revenue and assets from operations is the United States.

19. Subsequent Events

On October 25, 2012, we declared a one-time special cash dividend of $0.50 per share and a quarterly cash dividend of $0.20 per share, on our common stock, both payable on November 30, 2012, to stockholders of record as of November 20, 2012.

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

Overview

We have three reportable operating segments through the period ended September 30, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

Consumer Products and Services

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational credit scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information. Our consumer services are offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries.

We also operate the Identity Theft Assistance Center (“ITAC”) on behalf of the Identity Theft Assistance Corporation. ITAC provides victim assistance services without charge to the consumer customers of financial institutions that are members of ITAC. In addition to our service agreement for operation of ITAC, we have a license agreement with the Identity Theft Assistance Corporation under which our identity theft protection products and services, including victim assistance through ITAC, are offered through financial institutions and other entities. We contract directly with those financial institution and entities, and the Identity Theft Assistance Corporation receives license fees from us. In addition, we offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are paid fees by the clients for the services we provide their customers.

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

With our clients, our services may be marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We conduct our own consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and through marketing and distribution relationships.

Our client arrangements are distinguished from one another in part by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•

Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers These commissions could be payable upfront in a lump sum on a per newly enrolled subscriber basis, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber. Even in a direct marketing arrangement, some marketing channels may entail limited or no marketing expenses. In those cases, we generally pay higher commissions to our clients compared to channels where we incur more substantial marketing expenses. In addition to these direct marketing arrangements with clients, the financial results we report under direct marketing includes our direct marketing to consumers independent of these client arrangements.

•

Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Indirect marketing arrangements also include some clients who pay us fees for operational services including but not limited to fulfillment events, information technology development hours and customer service time. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements. The majority of our non-subscriber customers are acquired under indirect marketing relationships that primarily generate little or no revenue per customer for us.

The classification of a client relationship as direct or indirect is based primarily on whether we or the client pay the marketing expenses. Our accounting policies for revenue recognition, however, are not based on the classification of a client arrangement as direct or indirect. We look to the specific client arrangement to determine the appropriate revenue recognition policy, as discussed in detail in Note 2 to our condensed consolidated financial statements. In the past, we have purchased from clients certain customer portfolios, including the rights to future cash flows. We typically classify the post-purchase customer portfolio as a direct marketing arrangement regardless of how it may have been characterized prior to purchase because we receive all future revenues and bear all associated risks and expenses for these customers following the purchase transaction.

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that, after termination of the contract, we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most direct and indirect contracts, including our largest clients, may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events.

Bank of America has ceased marketing of our services, and the portions of our agreement with Bank of America under which our identity theft protection services were being marketed to prospective subscribers expired on December 31, 2011. As a result, we are not obtaining new subscribers or new subscriber revenue through Bank of America, and expect a reduction in marketing and commissions expenses through at least December 31, 2012. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011. We believe that our agreement with Bank of America provides for us to continue to service those subscribers substantially under the applicable terms currently in effect. Under our agreement, however, Bank of America may require us to cease providing services to the existing subscribers if the agreement is terminated for material breach by us or based on various events such as certain legal or regulatory changes. We have been engaged in discussions with Bank of America about certain terms and conditions governing the continued servicing of those subscribers. We do not believe that the terms and conditions we currently are discussing are material to our continued servicing of the existing subscribers, and to date those discussions have not resulted in a material modification of our agreement. We do not know, however, whether Bank of America will agree with our interpretation of our agreement, or whether material terms may become the subject of discussion, and there can be no guarantee that Bank of America will continue to provide the cooperation necessary to continued servicing of the subscribers, including continued billing of the subscribers. Bank of America has indicated that it has been responding to inquiries from regulatory authorities regarding the billing of certain customers for identity theft protection products, which we believe include our products and products from a different provider.

We historically have depended upon financial institutions in the U.S. for a significant share of our new subscriber additions and our revenue. For example, in 2011, more than 70% of our new subscribers and our consumer products and services revenue were derived from agreements with U.S. financial institutions. Increased regulatory scrutiny has resulted in a decrease in the marketing by financial institutions of third party and other products, including our products. As a result, our new subscriber additions have decreased 59% for the first nine months of 2012 compared to the same period in 2011. We do not know whether the marketing of our products by those financial institutions will be resumed, whether, if resumed, they will return to prior levels, or whether other financial institutions also will halt, resume or postpone marketing of our products. Several of our financial institution clients also have canceled or suspended billing of certain subscriber accounts and may cancel or suspend billing of other subscriber accounts. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment.

Trends in Regulatory Environment

Sales by financial institutions of various fee-based products, sometimes called add-on products, are the subject of increasing scrutiny by federal and state regulators, private plaintiffs and consumer groups. We believe that some financial institutions, including some of our current and past financial institution clients, are or may be the subject of government examinations, investigations or enforcement proceedings concerning sales of add-on products. For example, the federal Consumer Financial Protection Bureau (the “CFPB”) and other financial regulatory agencies have entered into consent orders with financial institutions regarding the sales of add-on products, including consent orders with our client Capital One regarding the sale of payment protection products and our identity theft protection products during certain time periods. Under these consent orders financial institutions have agreed to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators. Certain state attorneys general also have brought enforcement actions against financial institutions regarding the sales of add-on products. We are not a party to those actions.

On July 11, 2012, we received a Civil Investigative Demand (a “CID”) from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” The CFPB has not alleged a violation by us of any law or regulation. We are in the process of responding to the CID.

We continuously review our practices and make adjustments as necessary or as may otherwise be appropriate to address any potential regulatory concerns, including guidelines, reports, rules and regulations that have been or may be issued by the CFPB or other government agencies. At this time, we do not know the potential impact of any changes we may make on our revenue or the extent to which such changes will increase our costs.

Other Data

The following table details other selected subscriber and financial data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Subscribers at beginning of period	4,668	4,742	4,945	4,150
Reclassed subscribers	0	0	0	148
New subscribers — indirect	197	398	527	1,218
New subscribers — direct	118	274	357	932
Cancelled subscribers within first 90 days of subscription	(58)	(133)	(196)	(460)
Cancelled subscribers after first 90 days of subscription	(305)	(387)	(1,013)	(1,094)

Subscribers at end of period	4,620	4,894	4,620	4,894
Non-Subscriber Customers	3,658	4,741	3,658	4,741

Total Customers at end of period	8,278	9,635	8,278	9,635

Indirect subscribers	51.8%	49.1%	51.8%	49.1%
Direct subscribers	48.2%	50.9%	48.2%	50.9%

	100.0%	100.0%	100.0%	100.0%

*Cancellations within first 90 days of subscription	18.4%	19.8%	22.2%	17.7%
**Cancellations after first 90 days of subscription	23.4%	23.7%	23.4%	23.7%
***Overall retention	73.1%	71.7%	73.1%	71.7%

*	Percentage of cancellation within the first 90 days to subscriber additions for the period
**	Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.
***	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.

Non-Subscriber Customers include consumers who receive or are eligible for certain limited versions of our products and services as benefits of their accounts with our clients. Non-Subscriber Customers also include consumers for whom we provide limited administrative services in connection with their transfer from a client’s prior service provider. We generate an immaterial percentage of our revenue from Non-Subscriber Customers. Our Non-Subscriber Customers decreased 1.1 million since December 31, 2011 primarily due to the expected cancellation of Non-Subscriber Customers transferred to us by a client from another provider.

Online Brand Protection

Through our subsidiaries, Net Enforcers and Intersections Business Intelligence Services, we provide corporate brand protection services including online channel monitoring, auction monitoring, and other services. The services include the use of technology and operations staff to search the Internet for instances of our clients’ brands and/or specific products, categorize each instance as potentially threatening to our clients based upon client provided criteria, and report our findings back to our clients. We also offers additional value added services to assist our clients to take actions to remediate perceived threats detected online. Our services are typically priced as monthly subscriptions for a defined set of monitoring services, as well as per transaction charges for value added communications services and hourly based fees for certain project work. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month. Beginning in the three months ended September 30, 2012, we began recognizing expenses in this segment for a new corporate brand protection service we intend to launch in early 2013.

Bail Bonds Industry Solutions

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe Captira Analytical’s services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Captira Analytical’s services are sold to retail bail bondsmen on a “per seat” license basis plus additional transactional or subscription charges for various optional services. Additionally, Captira Analytical has developed a suite of services for bail bonds insurance companies, general agents and sureties which are also sold on either a transactional or recurring revenue basis.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed to the subscriber’s credit card, mortgage bill or demand deposit accounts by our clients, but may be billed by us in some circumstances. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In some instances, we recognize revenue for the delivery of operational services including but not limited to fulfillment events, information technology development hours and customer service minutes, rather than per customer fees.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2012 and December 31, 2011, totaled $775 thousand and $846 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Membership Products

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate revenue from other types of subscription based products provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from online brand protection and brand monitoring services, offered by Net Enforcers and Intersections Business Intelligence Services, on a monthly or transactional basis. We also recognize revenue from providing management service solutions, offered by Captira Analytical, on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2012, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

On January 1, 2012, we adopted an accounting standard update, commonly referred to the step zero approach that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our condensed consolidated financial statements.

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

Share Based Compensation

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

Nine Months Ended September 30,
2011
Expected dividend yield	4.5%
Expected volatility	73.8%
Risk-free interest rate	2.5%
Expected term of options	6.2 years

In the nine months ended September 30, 2012, we did not grant options.

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

In June 2011, an update was made to “Comprehensive Income”. This update was further amended in December 2011 in order to defer the changes that relate to the presentation of reclassification adjustments. In this update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the exception of the amendments that relate to the presentation of reclassification adjustments which have been deferred. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and due to the lack of, and immateriality of , comprehensive income historically and in the three and nine months ended September 30, 2012, we are not required to present comprehensive income and therefore, have not adjusted our financial statement presentation or the related notes.

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

In July 2012, an update was made to “Intangibles — Goodwill and Other”. This update is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We have adopted the provisions of this update as of September 30, 2012 and due to the lack of indefinite-lived intangible assets there was no impact to our condensed consolidated financial statements.

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

Results of Operations

We have three reportable operating segments through the period ended September 30, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011 (in thousands):

The condensed consolidated results of operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Three Months Ended September 30, 2012
Revenue	$85,874	$421	$358	$86,653
Operating expenses:
Marketing	4,882	0	0	4,882
Commissions	22,224	0	0	22,224
Cost of revenue	27,017	106	26	27,149
General and administrative	18,630	494	672	19,796
Depreciation	2,492	3	38	2,533
Amortization	879	6	—	885

Total operating expenses	76,124	609	736	77,469

Income (loss) from operations	$9,750	$(188)	$(378)	$9,184

Three Months Ended September 30, 2011
Revenue	$93,417	$604	$307	$94,328

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Operating expenses:
Marketing	8,706	0	0	8,706
Commissions	26,549	0	0	26,549
Cost of revenue	29,122	166	16	29,304
General and administrative	17,818	368	531	18,717
Depreciation	2,473	4	21	2,498
Amortization	899	7	0	906

Total operating expenses	85,567	545	568	86,680

Income (loss) from operations	$7,850	$59	$(261)	$7,648

Consumer Products and Services Segment

Our income from operations for our Consumer Products and Services segment increased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in income from operations is primarily due to decreased marketing and commissions expenses as a result of the cessation of marketing of our services by Bank of America. We have also reduced marketing expenses in our direct to consumer business. Cost of revenue also declined primarily due to lower new and ongoing subscribers, partially offset by increases in the effective rates for data. This decrease in expenses more than offset the decline in revenue, primarily from our direct marketing arrangements.

	Three Months Ended September 30,
	2012	2011	Difference	%
Revenue	$85,874	$93,417	$(7,543)	(8.1)%
Operating expenses:
Marketing	4,882	8,706	(3,824)	(43.9)%
Commissions	22,224	26,549	(4,325)	(16.3)%
Cost of revenue	27,017	29,122	(2,105)	(7.2)%
General and administrative	18,630	17,818	812	4.6%
Depreciation	2,492	2,473	19	0.8%
Amortization	879	899	(20)	(2.2)%

Total operating expenses	76,124	85,567	(9,443)	(11.0)%

Income from operations	$9,750	$7,850	$1,900	24.2%

Revenue. The decrease in revenue is primarily due to a reduction in new subscribers as a result of the decision by Bank of America to stop marketing our services under our direct marketing arrangement and the decisions by other financial institutions to halt, reduce or delay marketing. This was partially offset by increased revenue from our direct to consumer business and growth in our indirect marketing arrangements. The growth in revenue from our direct to consumer business is primarily due to new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 81.1% for the three months ended September 30, 2012 from 82.9% in the three months ended September 30, 2011, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods. We also expect the trend in reduction of new subscribers and new subscriber revenue to continue in future quarters.

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for each of the quarters in the nine months ended September 30, 2012 and in the year ended December 31, 2011 (in thousands):

	2012
	1Q	2Q	3Q
Revenue	$43,557	$41,260	$39,487
Percentage of consumer and product services revenue	48.7%	47.3%	46.0%

	2011
	1Q	2Q	3Q	4Q
Revenue	$50,031	$48,956	$46,831	$45.567
Percentage of consumer and product services revenue	55.8%	52.5%	50.1%	48.9%

The decrease in revenue from Bank of America is primarily the result of the decrease in new subscribers. We continue to provide our services to the subscribers we acquired through Bank of America before December 31 2011, except those subscribers who decided to voluntary cancel their subscriptions.

Total subscriber additions for the three months ended September 30, 2012 were 315 thousand compared to 672 thousand in the three months ended September 30, 2011.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended September 30,
	2012	2011
Percentage of subscribers from direct marketing arrangements to total subscribers	48.2%	50.9%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	37.5%	40.8%
Percentage of revenue from direct marketing arrangements to total Customer revenue	81.1%	82.9%

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing expense is primarily a result of a decrease in marketing for our direct subscription business with existing clients, including Bank of America, and a decrease in marketing for our direct to consumer business. In future quarters, we expect our client related marketing expenses to decline and our direct to consumer marketing expense to increase. Amortization of deferred subscription solicitation costs related to marketing for the three months ended September 30, 2012 and 2011 were $3.6 million and $7.7 million, respectively. Marketing costs expensed as incurred for the three months ended September 30, 2012 and 2011 were $1.3 million and $1.0 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 5.7% for the three months ended September 30, 2012 from 9.3% for the three months ended September 30, 2011.

Commissions Expenses. Commission expenses consist of commissions paid to our clients. The decrease in commission expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commission expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America.

As a percentage of revenue, commission expenses decreased to 25.9% for the three months ended September 30, 2012 from 28.4% for the three months ended September 30, 2011.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and other operational service costs for new and ongoing subscribers and transactional sales. The decrease in cost of revenue is primarily the result of lower volumes of data fulfillment and services costs for subscribers, partially offset by an increase in the effective unit rates for data. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 31.5% for the three months ended September 30, 2012 compared to 31.2% for the three months ended September 30, 2011. Since new subscribers typically incur higher costs of revenue than ongoing subscribers, our costs of revenue as a percentage of revenue may not be comparable across periods with different levels of new subscriber enrollments.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, legal and compliance, program and account management functions. The increase in general and administrative expenses is primarily related to higher legal expenses. We anticipate increased legal and compliance costs for the balance of 2012 as we respond to the changing regulatory landscape described under “— Trends in Regulatory Environment.”

Total non-cash share based compensation expense for the three months ended September 30, 2012 and 2011 was $1.8 million and $1.8 million, respectively. In addition, for the three months ended September 30, 2012 and 2011, we incurred share-related compensation expense of $364 thousand and $454 thousand, respectively, for payments to RSU holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 21.7% for the three months ended September 30, 2012 from 19.1% for the three months ended September 30, 2011.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. Depreciation expense increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to new assets placed in service.

As a percentage of revenue, depreciation expenses increased to 2.9% for the three months ended September 30, 2012 from 2.7% for the three months ended September 30, 2011.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of our customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses was 1.0% for the three months ended September 30, 2012, and for the three months ended September 30, 2011.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to a decrease in revenue due to the loss of a major client and increased general and administrative expenses associated with consulting costs.

	Three Months Ended September 30,
	2012	2011	Difference	%
Revenue	$421	$604	$(183)	(30.3)%
Operating expenses:
Cost of revenue	106	166	(60)	(36.1)%
General and administrative	494	368	126	34.2%
Depreciation	3	4	(1)	(25.0)%
Amortization	6	7	(1)	(14.3)%

Total operating expenses	609	545	64	11.7%

(Loss) income from operations	$(188)	$59	$(247)	(418.6)%

Revenue. The decrease in revenue is primarily due to the loss of a major client effective February 29, 2012.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue decreased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

As a percentage of revenue, cost of revenue decreased to 25.2% for the three months ended September 30, 2012 compared to 27.5% for the three months ended September 30, 2011.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account functions. Beginning in the three months ended September 30, 2012, we began recognizing expenses in this segment for a new online brand protection service we intend to launch in early 2013.

As a percentage of revenue, general and administrative expenses increased to 117.3% for the three months ended September 30, 2012 from 60.9% for the three months ended September 30, 2011.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in loss from operations is primarily driven by increased general and administrative expenses partially offset by growth in revenue.

	Three Months Ended September 30,
	2012	2011	Difference	%
Revenue	$358	$307	$51	16.6%
Operating expenses:
Cost of revenue	26	16	10	62.5%
General and administrative	672	531	141	26.6%
Depreciation	38	21	17	81.0%

Total operating expenses	736	568	168	29.6%

Loss from operations	$(378)	$(261)	$(117)	(44.8)%

Revenue. The increase in revenue is the result of revenue from new clients.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

As a percentage of revenue, cost of revenue increased to 7.3% for the three months ended September 30, 2012 compared to 5.2% for the three months ended September 30, 2011.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, program and account functions. The increase in general and administrative expenses is primarily due to an increase in the allowance for accounts receivable.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

As a percentage of revenue, depreciation expense increased to 10.6% for the three months ended September 30, 2012 compared to 6.8% for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011 (in thousands):

The condensed consolidated results of operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Nine Months Ended September 30, 2012
Revenue	$262,479	$1,407	$918	$264,804
Operating expenses:
Marketing	16,115	0	0	16,115
Commissions	69,620	0	0	69,620
Cost of revenue	79,327	330	67	79,724
General and administrative	55,402	1,409	1,869	58,680
Depreciation	7,376	11	96	7,483
Amortization	2,636	20	—	2,656

Total operating expenses	230,476	1,770	2,032	234,278

Income (loss) from operations	$32,003	$(363)	$(1,114)	$30,526

Nine Months Ended September 30, 2011
Revenue	$276,449	$1,697	$712	$278,858
Operating expenses:
Marketing	27,757	0	0	27,757
Commissions	81,792	0	0	81,792
Cost of revenue	82,031	465	45	82,541
General and administrative	49,181	1,809	1,551	52,541
Depreciation	6,525	14	49	6,588
Amortization	2,902	21	0	2,923

Total operating expenses	250,188	2,309	1,645	254,142

Income (loss) from operations	$26,261	$(612)	$(933)	$24,716

Consumer Products and Services Segment

Our income from operations in our Consumer Products and Services segment increased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in income from operations is primarily due to decreased marketing and commissions expenses as a result of the cessation of marketing of our services by Bank of America. We have also reduced marketing expenses in our direct to consumer business. Cost of revenue also declined primarily due to lower new and ongoing subscribers, partially offset by increases in the effective rates for data. This decrease in expenses more than offset the decline in revenue, primarily from our direct marketing arrangements and the increase in our general and administrative expenses.

	Nine Months Ended September 30,
	2012	2011	Difference	%
Revenue	$262,479	$276,449	$(13,970)	(5.1)%
Operating expenses:
Marketing	16,115	27,757	(11,642)	(41.9)%
Commissions	69,620	81,792	(12,172)	(14.9)%
Cost of revenue	79,327	82,031	(2,704)	(3.3)%
General and administrative	55,402	49,181	6,221	12.6%
Depreciation	7,376	6,525	851	13.0%
Amortization	2,636	2,902	(266)	(9.2)%

Total operating expenses	230,476	250,188	(19,712)	(7.9)%

Income from operations	$32,003	$26,261	$5,742	21.9%

Revenue. The decrease in revenue is primarily due to a reduction in new subscribers as a result of the decision by Bank of America to stop marketing our services under our direct marketing arrangement and the decisions by other financial institutions to halt, reduce or delay marketing. This was partially offset by increased revenue from our direct to consumer business and growth in our indirect marketing arrangements. The growth in revenue from our direct to consumer business is primarily due to new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 82.2% for the nine months ended September 30, 2012 from 85.8% in the nine months ended September 30, 2011, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods. We also expect the trend in reduction of new subscribers and new subscriber revenue to continue in future quarters.

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

2012
Revenue	$124,305
Percentage of consumer and product services revenue	47.4%

2011
Revenue	$145,818
Percentage of consumer and product services revenue	52.7%

The decrease in revenue from Bank of America is primarily the result of the decrease in new subscribers. We continue to provide our services to the subscribers we acquired through Bank of America before December 31 2011, except those subscribers who decided to voluntary cancel their subscriptions.

Total subscriber additions for the nine months ended September 30, 2012 were 884 thousand compared to 2.2 million in the nine months ended September 30, 2011.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Nine Months Ended September 30,
	2012	2011
Percentage of subscribers from direct marketing arrangements to total subscribers	48.2%	50.9%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	40.4%	43.4%
Percentage of revenue from direct marketing arrangements to total Customer revenue	82.2%	85.8%

The percentage of new subscribers acquired from direct marketing arrangements to total new subscribers was negatively influenced in the year ended December 31, 2011 by the conversion of a portfolio of subscribers from an indirect marketing arrangement. Therefore, the results of this measure shown for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 may not be indicative of future period performance.

Marketing Expenses. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients, including Bank of America, and a decrease in marketing for our direct to consumer business. In future quarters, we expect our client related marketing expenses to decline and our direct to consumer marketing to increase. Amortization of deferred subscription solicitation costs related to marketing for the nine months ended September 30, 2012 and 2011 were $13.0 million and $25.0 million, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2012 and 2011 were $3.1 million and $2.8 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 6.1% for the nine months ended September 30, 2012 from 10.0% for the nine months ended September 30, 2011.

Commissions Expenses. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commissions expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America.

As a percentage of revenue, commission expenses decreased to 26.5% for the nine months ended September 30, 2012 from 29.6% for the nine months ended September 30, 2011.

Cost of Revenue. The decrease in cost of revenue is primarily the result of lower volumes of data fulfillment and services costs for new and ongoing subscribers, partially offset by an increase in the effective unit rates for data. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 30.2% for the nine months ended September 30, 2012 compared to 29.7% for the nine months ended September 30, 2011. Since new subscribers typically incur higher costs of revenue than ongoing subscribers, our costs of revenue as a percentage of revenue may not be comparable across periods with different levels of new subscriber enrollments.

General and Administrative Expenses. The increase in general and administrative expenses is primarily related to higher legal costs , a one-time settlement, higher payroll related costs, primarily due to severance and other support costs. In addition, in the nine months ended September 30, 2012, we decreased our software development costs that were capitalized. We anticipate increased legal and compliance costs for the balance of 2012 as we respond to the changing regulatory landscape described under “— Trends in Regulatory Environment.”

Total non-cash share-based compensation expense in our consolidated statements of operations for the nine months ended September 30, 2012 and 2011 was $5.6 million and $5.3 million, respectively. In addition, for the nine months ended September 30, 2012 and 2011, we incurred share-related compensation expense of $1.2 million for payments to RSU holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 21.1% for the nine months ended September 30, 2012 from 17.8% for the nine months ended September 30, 2011.

Depreciation. Depreciation expense increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to new assets placed in service.

As a percentage of revenue, depreciation expense increased to 2.8% for the nine months ended September 30, 2012 compared to 2.4% for the nine months ended September 30, 2011.

Amortization. The decrease in amortization expense is due to a reduction in amortization of customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses decreased to 1.0% for the nine months ended September 30, 2012 from 1.1% for the nine months ended September 30, 2011.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment decreased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to a decrease in general and administrative expenses associated with litigation, which was settled in the year ended December 31, 2011. This was partially offset by a decrease in revenue due to the loss of a major client.

	Nine Months Ended September 30,
	2012	2011	Difference	%
Revenue	$1,407	$1,697	$(290)	(17.1)%
Operating expenses:
Cost of revenue	330	465	(135)	(29.0)%
General and administrative	1,409	1,809	(400)	(22.1)%
Depreciation	11	14	(3)	(21.4)%
Amortization	20	21	(1)	(4.8)%

Total operating expenses	1,770	2,309	(539)	(23.3)%

Loss from continuing operations	$(363)	$(612)	$249	40.1%

Revenue. The decrease in revenue is primarily due to the loss of a major client effective February 29, 2012.

Cost of Revenue. Cost of revenue decreased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to lower fulfillment volumes and associated payroll costs.

As a percentage of revenue, cost of revenue decreased to 23.5% for the nine months ended September 30, 2012 compared to 27.4% for the nine months ended September 30, 2011.

General and Administrative Expenses. The decrease in general and administrative expenses is due to a reduction in legal fees associated with litigation which was settled in the year ended December 31, 2011, partially offset by increased consulting costs. Beginning in the three months ended September 30, 2012, we began recognizing expenses in this segment for a new online brand protection service we intend to launch in early 2013.

As a percentage of revenue, general and administrative expenses decreased to 100.1% for the nine months ended September 30, 2012 compared to 106.6% for the nine months ended September 30, 2011.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in loss from operations is primarily driven by an increase in general and administrative expenses partially offset by growth in revenue.

	Nine Months Ended September 30,
	2012	2011	Difference	%
Revenue	$918	$712	$206	28.9%
Operating expenses:
Cost of revenue	67	45	22	48.9%
General and administrative	1,869	1,551	318	20.5%
Depreciation	96	49	47	95.9%

Total operating expenses	2,032	1,645	387	23.5%

Loss from operations	$(1,114)	$(933)	$(181)	(19.4)%

Revenue. The increase in revenue is the result of revenue from new and existing clients.

Cost of Revenue. Cost of revenue increased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

As a percentage of revenue, cost of revenue increased to 7.3% for the nine months ended September 30, 2012 compared to 6.3% for the nine months ended September 30, 2011.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to an increase in the allowance for accounts receivable and increased payroll costs.

Depreciation. The increase in depreciation expense is primarily due to an increase in assets placed into service.

As a percentage of revenue, depreciation expense increased to 10.5% for the nine months ended September 30, 2012 compared to 6.9% for the nine months ended September 30, 2011.

Interest Expense

Interest expense decreased to $33 thousand for the three months ended September 30, 2012 from $190 thousand for the three months ended September 30, 2011. Interest expense decreased to $314 thousand for the nine months ended September 30, 2012, from $506 thousand for the nine months ended September 30, 2011. The decrease in interest expense for the three and nine months ended September 30, 2012, is primarily attributable to a decrease in interest expense on our outstanding debt and lease balances.

Other Income (Expense)

Other income increased to $221 thousand for the three months ended September 30, 2012 from $124 thousand for the three months ended September 30, 2011. Other income increased to $271 thousand for the nine months ended September 30, 2012 from $251 thousand for the nine months ended September 30, 2011. This is primarily attributable to an increase in foreign currency translation gains resulting from exchange rate fluctuations over the period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2012 and 2011 was 39.6% and 39.0%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2012 and 2011 was 40.7% and 41.2%, respectively. The slight increase in the three months ended September 30, 2012 from the comparable period is primarily due to the reduction in discrete items from state tax expense adjustments, partially offset by the ratio of book expenses, which are not deductible for income tax purposes, to an increase in income before income taxes.

In addition, the total liability for uncertain tax positions decreased by approximately $215 thousand from December 31, 2011. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheet. The reduction in the liability was primarily due to the release of a prior year uncertain tax position, in which a settlement was executed with the taxing authority. An immaterial portion of the amount impacted our consolidated effective tax rate for the nine months ended September 30, 2012. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We recorded no penalties in the three and nine months ended September 30, 2012. We recorded no penalties in the three and nine months ended September 30, 2011.

We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. In the three months ended September 30, 2012, we recorded interest of $1 thousand. In the three months ended September 30, 2011, we decreased interest by $5 thousand as a result of a reduction in our uncertain tax positions. In the nine months ended September 30, 2012 and 2011, we recorded interest of $13 thousand and $7 thousand, respectively.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $30.1 million as of September 30, 2012 compared to $30.8 million as of December 31, 2011. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days. We redeemed all of our U.S. treasury securities in the three months ended March 31, 2011.

Our accounts receivable balance as of September 30, 2012 was $25.7 million compared to $24.8 million as of December 31, 2011. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to subscriber based clients billed, however, we do provide for an allowance for doubtful accounts with respect to online brand protection and bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $42.2 million as of September 30, 2012 compared to $25.0 million as of December 31, 2011. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Nine Months Ended September 30,
	2012	2011	Difference
	(In thousands)
Cash flows provided by operating activities	$38,617	$27,473	$11,144
Cash flows used in investing activities	(6,373)	(805)	(5,568)
Cash flows used in financing activities	(33,020)	(11,589)	(21,431)

Net (decrease) increase in cash and cash equivalents	(776)	15,079	(15,855)
Cash and cash equivalents, beginning of year	30,834	14,453	16,381

Cash and cash equivalents, end of year	$30,058	$29,532	$526

The increase in cash flows provided by operations was primarily the result of an increase in earnings from operations, a reduction of cash used for marketing and commissions for our direct subscription business and for marketing in our direct to consumer business, partially offset by an increase in tax payments. Cash paid for deferred subscription solicitation decreased in the nine months ended September 30, 2012 from the comparable period. In the nine months ended September 30, 2012, cash flows used in operations for deferred subscription solicitation costs was $12.4 million as compared to $28.2 million in the nine months ended September 30, 2011.

The increase in cash flows used in investing activities for the nine months ended September 30, 2012 was primarily attributable to the additional long-term investment in White Sky of $2.3 million, partially offset by a decrease in purchases of property and equipment. In addition, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, net cash used in investing activities increased due to the timing of cash received in the nine months ended September 30, 2011 from the redemption of our short-term investment.

The increase in cash flows used in financing activities for nine months ended September 30, 2012 was primarily due to a debt repayment of $20.0 million and an increase in cash dividends paid on common shares.

The following summarizes our dividend activity for the year ended December 31, 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20
November 9, 2011	November 30, 2011	December 9, 2011	$0.20

The following summarizes our dividend activity for the nine months ended September 30, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20

On October 25, 2012, we declared a one-time special cash dividend of $0.50 per share and a quarterly cash dividend of $0.20 per share, on our common stock, both payable on November 30, 2012, to stockholders of record as of November 20, 2012. In addition, certain holders of options and RSU’s will receive payments equivalent to the dividends that would have been received on these shares had they been exercised or fully vested. We expect to have sufficient cash on hand to fund this dividend and incremental share-related compensation expense of approximately $14.7 million.

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

In connection with our share repurchase, we amended the Credit Agreement in the three months ended March 31, 2011 to provide for the consent of the lenders to the share repurchase and to clarify covenant calculations. As part of this amendment, we agreed to maintain available liquidity of at least $10.0 million at all times while the Credit Agreement is in effect. As of September 30, 2012, there was no outstanding balance of the revolving credit facility and we have approximately $30.1 million in cash in our condensed consolidated balance sheet in addition to unused capacity under the

Credit Agreement of $25.0 million, which more than satisfies the minimum available liquidity requirement. On December 19, 2011, we entered into another amendment to our Credit Agreement, which extended the maturity date of the revolving credit facility for an additional year to December 31, 2012. In addition, the amended Credit Agreement increases our ability to make share repurchases in any fiscal year, without lender consent, which is currently limited to a total of $20.0 million under our share repurchase program.

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

We are currently in discussions with our lender in order to replace our existing credit facility prior to the maturity date of our existing facility. Although we believe we can do so on terms at least as favorable as the current facility; however, such terms will be subject to market conditions which may change significantly. We expect to close on a replacement credit facility in the three months ended December 31, 2012.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of September 30, 2012, we had approximately $19.8 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On May 18, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, to facilitate repurchases of up to $2.5 million of our common stock. The repurchase plan commenced on June 10, 2012 and ended on July 31, 2012. During the three months ended September 30, 2012, we did not repurchase any common stock. During the nine months ended September 30, 2012, we repurchased 21 thousand shares of common stock at an average rate of $13.06 per share resulting in an aggregate cost to us of $282 thousand. During the three months ended September 30, 2011, we did not repurchase any common stock. During the nine months ended September 30, 201,1 we repurchased approximately 1.7 million shares of common stock at $11.25 per share resulting in an aggregate cost to us of $19.6 million.

Contractual Obligations

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We are in the process of determining what obligations, if any; we have to these state taxing authorities. It is not possible to predict the maximum potential amount of future payments due to the unique facts and circumstances involved. To date, we have not been required to make any material payments. Without the benefit of an agreement with any state, we are unable to estimate a possible loss or range of loss at this time.

In April, 2012, we entered into an amended contract with a service provider, under which we receive data and other information for use in our fraud protection services. We are obligated to pay non-refundable payments totaling $2.3 million in the year ending December 31, 2012, in exchange for a defined count of data usage and limited exclusivity rights.

In January 2012, we entered into a new contract with a credit reporting agency, in which we are required to make non-refundable minimum payments totaling $24.2 million in the year ending December 31, 2012. We are currently negotiating an agreement with this credit reporting agency for data access beyond December 31, 2012.

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

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 14, 2012, a putative class action complaint was filed against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California alleging various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motion to dismiss was granted with prejudice on October 1, 2012. The plaintiffs have filed a notice of appeal of dismissal of the claims.

Item 1.A Risk Factors.

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We depend upon financial institutions in the United States to derive a significant portion of our revenue, and losses of these revenue sources could have a material adverse effect on our business, financial condition and results of operations.

We depend upon financial institutions in the United States to derive a significant portion of our revenue. In 2011, more than 70% of our new subscribers and our consumer products and services revenue was derived from agreements with U.S. financial institutions. Our ability to continue to acquire and service those subscribers is substantially dependent on those financial institutions, including their continued performance of their contractual obligations. If those financial institutions do not market our products to their customers, terminate their contracts with us, do not perform their contractual obligations with respect to the servicing of existing subscribers, or otherwise do not cooperate in our continued servicing of those subscribers, including billing of those subscribers, we could lose significant current sources of revenue, and those losses could have a material adverse effect on our business, financial condition and results of operations.

For example, increased regulatory scrutiny has resulted in a decrease in the marketing by financial institutions of third party and other products, sometimes called add-on products, including our products. As a result, our new subscriber additions have decreased 59% for the first nine months of 2012 compared to the same period in 2011. We do not know whether the marketing of our products by those financial institutions will be resumed, whether, if resumed, they will return to prior levels, or whether other financial institutions also will halt, resume or postpone marketing of our products. Several of our financial institution clients also have canceled or suspended billing of certain subscriber accounts and may cancel or suspend billing of other subscriber accounts. We believe these cancelations and suspensions are based on regulatory actions, or changes or uncertainty in the regulatory environment. Increased regulatory scrutiny may lead financial institutions to cancel or suspend billing of additional subscriber accounts. If those financial institutions do not resume marketing of our products, cancel or suspend billing of substantial numbers of subscriber accounts, or otherwise do not cooperate in our continued servicing of subscribers, we may not be able to replace those sources of revenue, which may have a material adverse effect on our business, financial condition and results of operations.

Our consumer products and services business is subject to changing laws and regulations, and increasing government oversight, which may have a material adverse effect on our business, financial condition and results of operations.

Our business in the United States is subject to a wide variety of federal and state laws and regulations, including among others laws governing credit information, consumer privacy and marketing and servicing of consumer products and services. Our business in Canada is subject to similar laws. Many of these laws in the United States and Canada are the subject of revision and addition, the issuance of rules and regulations by government agencies and interpretations by courts. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. Any changes to the existing applicable laws, regulations or rules, or any determination that other laws, regulations or rules are applicable to us, could increase our costs or impede our ability to provide our products and services. These changes may have a material adverse effect on our business, financial condition and results of operations.

Further, various governmental agencies have the authority to commence investigations, examinations and enforcement actions against us or our clients under these laws and regulations, and private citizens also may bring actions, including class actions, under some of these laws and regulations. Responding to such investigations, examinations and enforcement actions may cause us to incur material costs. Any determination that we or our clients have violated any of these laws, regulations or rules may result in our liability for fines, damages, including restitution of subscriber fees, or other penalties, require us to make changes to our products, services and business practices, and cause us to lose clients and subscribers, any of which may have a material adverse impact on our business, financial condition and results of operations. Such actions also may lead our clients to terminate their agreements with us, cease marketing of our products, cancel existing subscriber accounts, or decline to cooperate in the continued servicing of subscribers, including the continued billing of those subscribers, which also may have a material adverse impact on our business, financial condition and results of operations.

For example, sales by financial institutions of various fee-based products, sometimes called add-on products, are the subject of increasing scrutiny by federal and state regulators, private plaintiffs and consumer groups. The federal Consumer Financial Protection Bureau (the “CFPB”) and other financial regulatory agencies have entered into consent orders with financial institutions regarding the sales of add-on products, including consent orders with our client Capital One regarding the sale of payment protection products and our identity theft protection products during certain time periods. Under these consent orders financial institutions have agreed to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators. Certain state attorneys general also have brought enforcement actions against financial institutions regarding the sales of add-on products. We are not a party to those actions. On July 11, 2012, we received a Civil Investigative Demand (a “CID”) from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” The CFPB has not alleged a violation by us of any law or regulation. We are in the process of responding to the CID. We continuously review our practices and make adjustments as necessary or as may otherwise be appropriate to address any potential regulatory concerns, including guidelines, reports, rules and regulations that have been or may be issued by the CFPB or other government agencies. At this time, we do not know the potential impact of any changes we may make on our revenue or the extent to which such changes will increase our costs.

We may be subject to assertions that taxes must be collected based on sales and use of our services in various states, which could expose us to liability and cause material harm to our business, financial condition and results of operations.

Whether sales of our services are subject to state sales and use taxes is uncertain, due in part to the nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. One or more states may seek to impose sales or use tax or other tax collection obligations on us, whether based on sales by us or our resellers or clients, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial tax liabilities for past sales, discourage customers from purchasing our services, discourage clients from offering or billing for our services, or otherwise cause material harm to our business, financial condition and results of operations.

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

INTERSECTIONS INC.

Date: November 8, 2012	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer