Form 10-K
period 2012-12-31
INTERSECTIONS INC
filed 2013-03-18
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $148 million based on the last sales price quoted on The NASDAQ Global Market.

As of March 5, 2013, the registrant had 21,036,452 shares of common stock, $0.01 par value per share, issued and 18,042,441 shares outstanding, with 2,994,011 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2013 annual meeting of stockholders to be held on or about May 15, 2013.

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

These forward looking statements reflect current views about our plan, strategies and prospects, which are based upon the information currently available and on current assumptions. Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from our expectations contained in our forward-looking statements. These factors include, but are not limited to

•

the impact of foreign, federal, state and local laws and regulation, specifically laws and regulation affecting consumer marketing, financial products and services, financial institutions, credit information and consumer credit;

•	the concentration of our products and services;

•	the concentration of our suppliers and clients;

•

our ability to continue our long-term business strategy, including growth through existing channels, products and services, development of new channels, products and services, acquisition and investments;

•	the demand for our services;

•	our ability to maintain acceptable margins;

•	our ability to maintain secure systems;

•	our ability to control costs;

•	the impact of competition;

•	our ability to attract and retain qualified personnel; and

•	the possibility that we may not make further dividend payments.

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

We are a leading provider of subscription based consumer protection services. Our services help consumers understand and monitor their credit profiles and other personal information and protect themselves against identity theft or fraud. We also provide subscription based insurance and membership services.

Our consumer products and services principally are provided through relationships with clients, and often are customized and branded to meet their needs. Most of our subscribers for our products and services were acquired through our financial institution clients. We also offer our products and services through clients in other industries, and directly to consumers through our IDENTITY GUARD(R) brand and other brands. We conduct our consumer direct marketing primarily through the Internet, print and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing, email and through marketing and distribution relationships.

We also provide corporate brand protection and business intelligence services, including online channel monitoring, auction monitoring and other services, and we provide automated service solutions for the bail bonds industry, including accounting, reporting and decision making tools.

We have three reportable operating segments with continuing operations through the year ended December 31, 2012. Our Consumer Products and Services segment includes our credit and personal information, identity theft protection, data breach response, and insurance and membership services, and constituted approximately 99% of our revenue in 2012. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

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

Consumer Products and Services

Our Services and Subscribers

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational credit scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability and property and casualty insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information.

We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services.

Our products and services are offered to consumers by us or our clients principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, debit card, mortgage bill or demand deposit account by our clients, but may be billed by us in some circumstances. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions typically are offered with trial, delayed billing or guaranteed refund periods.

A substantial number of subscriptions in our products and services are canceled each year. Because there is an investment cost to acquire a new subscriber and produce initial fulfillment materials, subscribers typically must be retained for a number of months in order to cover these costs. Not all subscribers are retained for a sufficient period of time to achieve positive cash flow returns on these investment costs.

Our Marketing

Our consumer services principally are offered through relationships with clients, and often are customized and branded to meet their needs. Most of our subscribers for our services were acquired through our financial institution clients. We also offer our services through clients in other industries and directly to consumers.

With our clients, our services are or have been marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, print marketing, outbound telemarketing, inbound telemarketing and email, and through marketing and distribution relationships.

We historically have depended upon a few large financial institutions in the U.S. for a significant portion of our new subscriber additions and our revenue. For example, in 2011 and 2012, approximately 70% of both our new subscribers and our consumer products and services revenue were derived from agreements with U.S. financial institutions, with revenue from subscribers obtained through our largest client, Bank of America, as a percentage of consumer products and services revenue, constituting approximately 52% in 2011 and 47% in 2012. Financial institutions have ceased or substantially decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 61% lower in 2012 as compared to 2011. We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. We intend to increase our level of marketing with non-financial institution clients and through our consumer direct marketing, but we may not be successful in replacing the subscribers and revenue we lose through cancellations and decreased marketing by financial institutions.

Our Clients

Our client arrangements are distinguished from one another primarily by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•

Direct marketing arrangements:    Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per newly enrolled subscriber basis, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber. Even in a direct marketing arrangement, some marketing channels may entail limited or no marketing expenses. In those cases, we generally pay higher commissions to our clients compared to channels where we incur more substantial marketing expenses. In addition to these direct marketing arrangements with clients, the financial results we report under direct marketing includes our consumer direct marketing, which is independent of these client arrangements.

•

Indirect marketing arrangements:    Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Indirect marketing arrangements also include some clients who pay us fees for operational services including but not limited to fulfillment events, information technology development hours or customer service activities. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements. The majority of our non-subscriber customers are acquired under indirect marketing relationships that primarily generate little or no revenue per customer for us.

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

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most direct and indirect arrangements, including our largest clients, may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to continue to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in allowing continued servicing, including continued billing by those clients.

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

Customer Service

We have designed our customer service for our consumer products and services to achieve high customer satisfaction by responding quickly to subscriber requests with value-added responses and solutions, while following client requirements for areas such as sales approaches, retention strategies and scripting. In addition, we work to gain customer satisfaction through our policy of selective recruiting, hiring, training, retaining and management of customer service representatives who are focused exclusively on identity theft protection and credit education services. Prior to working with subscribers, service representatives are required to complete an in-depth training program that focuses on the fundamentals of the credit industry, regulation, credit reporting and our products and services. This classroom training is then followed by a closely monitored on-the-job training program with assigned mentors and call simulations. Service representatives then continue to be monitored and receive feedback based on the standards of our quality assurance program. In addition to call quality, we are bound by client-driven metrics specified by our client agreements.

We maintain in-house customer care centers in Virginia, Illinois and New Mexico. Additionally, we utilize the services of outsourced vendors with capacity for additional customer service.

Fulfillment

Our in-house mail generation and delivery capabilities for our consumer products and services are designed to provide full color customizable and branded material for our clients with prompt, high quality, secure and cost-effective delivery of subscribers’ personal data. Proprietary software creates consumer friendly presentation, tracks delivery at the page and image level and stores the consolidated credit data for member servicing. For the purpose of ensuring accuracy and security of subscribers’ personal data, credit reports are electronically inspected upon receipt and again before final delivery. Operational auditing of fulfillment events is also conducted regularly. We also make our services available to most subscribers via the Internet. We continue to invest in significant upgrades to our web platform in order to enhance both our product enrollment and servicing capabilities.

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

Data and Analytics Providers

Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days notice, respectively. The contract with Equifax expires on January 1, 2015. Each of these credit reporting agencies is a competitor of ours in providing credit information and identity theft protection services to consumers.

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

We believe that our principal competitors for our Consumer Products and Services segment include the following companies and their subsidiaries: Equifax; Experian; TransUnion; Affinion; Fair Isaac; and Lifelock. Other competitors that we believe to be smaller also are in the market, and others may enter the market. Some of our competitors focus on consumer direct marketing only, and a few also compete with us for marketing through financial institutions. We also purchase credit data from our competitors Equifax, Experian and TransUnion. One or more of them may decline to provide us all of the data or features that they may provide to consumers, which could have an adverse effect on our ability to compete for those consumers.

Online Brand Protection

Our Services

Through our subsidiaries, Net Enforcers and Intersections Business Intelligence Services, we provide corporate brand and product monitoring services including online channel monitoring, auction monitoring and other services. Our services utilize proprietary technology to search ecommerce retail sites for instances of specific brands and/or products, categorize each instance and report ecommerce market findings back to our clients. Our services are typically priced as monthly subscriptions for a defined set of monitoring services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month.

Our Marketing

Our subsidiaries primarily use an internal sales force to market the services to corporate brand owners or retailers. Clients purchase services based upon the need to monitor ecommerce promotions associated with their brand and products, our positive reputation in the marketplace, our combination of technology and operational solutions to Internet monitoring challenges, and the cost, quality and scope of our service offerings.

Our Clients

Our clients are typically corporate brand owners or retailers. Generally, client contracts have terms of one year with automatic annual renewals. In February 2012, our contract with a client that in 2011 had contributed greater than 10% of this segment’s revenue expired, which had an impact on the segment’s financial results. Revenue from this client in 2010, 2011 and 2012 was approximately 22%, 28% and 8% of the segment’s revenue, respectively. This client constitutes less than 1% of our consolidated revenue and is not considered material to our consolidated financial statements.

Operations, Information Technology & Customer Service

Our subsidiaries have developed operational and technology platforms through years of experience collecting ecommerce data. This segment uses proprietary technology and processes to detect, classify, and report ecommerce market data. It employs a team of technology professionals responsible for developing, enhancing, maintaining and operating our proprietary technology systems. The systems are generally hosted in a professional third-party, cloud based hosting facility. This segment also employs outsourced services firms in the Philippines to provide relatively low skilled operational staff for certain functions as well as a Northern Virginia based technology development firm to support our platform. This segment’s primary offices are in Virginia.

Data and Analysis Providers

This segment primarily utilizes publicly available information in its service offerings, but also utilizes the services of data aggregators in some instances.

Competition

This segment has a number of competitors that offer brand protection services similar in whole or part its offerings. These competitors include Channel IQ, Revionics, and Upstream Commerce. In addition, this segment, at times, competes for business against internal client resources.

Bail Bonds Industry Solutions

Our Services

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe these services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. Our services are sold to retail bail bondsman on a “per seat” license basis plus additional transactional or subscription charges for various optional services. The segment has also developed a suite of services for bail bonds insurance companies, general agents and sureties who are also sold on either a transactional or recurring revenue basis.

Our Marketing

The segment primarily markets its services through an internal sales force both directly to bail bondsmen and indirectly via bail bonds industry intermediaries such as trade associations, general agents, sureties and insurance companies. It has secured exclusive endorsements from the largest trade association in the bail bonds industry as well as several large general agents and sureties. The business is actively working with these industry intermediaries to roll out their services to affiliated retail bail bondsmen.

Our Clients

The segment’s clients are bail bonds industry participants including insurance companies, sureties, general agents and retail bail bondsmen. The segment’s operating results do not significantly impact our consolidated financial results.

Operations, Information Technology & Customer Service

The segment has custom developed its technology and operational processes based upon an in depth understanding of the operational activities of the bail bonds industry. The primary offices are located in New York and outsources hosting and management of its operational technology platforms to a domestic third party data center provider located in Northern Virginia. Services are generally delivered to clients on a remote basis over the internet via secure connections. Onsite support is sometimes provided to clients, particularly during initial data migration and account setup. This segment continues to invest in its operational and technology platforms to improve functionality, scalability and the security of its offerings.

Data and Analysis Providers

Among the functionality offered by this segment to its customers is the ability to retrieve reports and other data for use in evaluating and managing bail bonds and bail bond applications. To provide these reports, the business utilizes a combination of public and proprietary information and technology.

Competition

We believe that this segment is the only provider of an integrated suite of bail bonds industry office automation and decisioning tools of comparable scope. This segment competes in part with providers of a limited suite of bail bonds industry tools such as Creative Software Solutions, Bailbooks and others.

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

Marketing and ongoing servicing of our consumer products and services are subject to various federal and state laws, depending on the circumstances, including the federal Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, CAN-SPAM Act, Electronic Fund Transfer Act, U.S. Card Act, and both federal and state laws prohibiting unfair and deceptive practices or requiring disclosure of information about various products and services. These laws may limit our ability to market to new subscribers, offer additional services to existing subscribers, or charge consumers for our products and services.

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

Our consumer business in Canada is subject to laws and regulations that are similar to but not the same as laws and regulations in the United States. Laws and regulations that may apply to our business in Canada include the federal Personal Information Protection and Electronic Documents Act and federal and provincial laws and regulations regarding credit information and marketing.

Our financial institution clients are subject to federal laws and regulations that govern financial institutions and their affiliates, financial products, financial information privacy, financial accounts such as credit cards, debit cards, demand deposit accounts and mortgages, and payment systems and processes. Our financial institution clients also are required to exercise oversight of us, and often require us by contract to comply with certain of these laws and regulations, which may directly or indirectly affect a client’s ability to offer or provide our products and services.

Sales by financial institutions of add-on or ancillary products are the subject of increasing scrutiny by federal and state regulators, private plaintiffs and consumer groups. For example, we believe that the federal Consumer Financial Protection Bureau (the “CFPB”) and Office of the Comptroller of the Currency (the “OCC”) are reviewing our clients’ financial account policies and practices, their practices with respect to add-on or ancillary products, and their management of third party suppliers like us. The CFPB, OCC and other regulatory agencies have entered into consent orders with financial institutions regarding the sales of add-on products, including consent orders with our client Capital One regarding the sale of payment protection products and our identity theft protection products during certain time periods. Under these consent orders financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators. We expect that the regulators’ reviews of the sales of add-on products by financial institutions will continue. On July 11, 2012, we received a Civil Investigative Demand (a “CID”) from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” The CFPB has not alleged a violation by us of any law or regulation. We are in the process of responding to the CID. Certain state attorneys general also have brought enforcement actions against financial institutions regarding the sales of add-on products. We are not a party to those actions except for the matter described in Item 3 below, “Legal Proceedings.”

Many of these laws in the United States and Canada are the subject of revision and addition, the issuance of rules, regulations and guidance by government agencies, and rulings by courts. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. Various government agencies have the authority to commence investigations and enforcement actions for alleged violations of these laws, rules and regulations, and private citizens also may bring actions, including class actions, under some of these laws and regulations.

Laws and Regulations Governing Our Other Segments

Our online brand protection business depends in part on federal and state laws and private policies governing intellectual property ownership and enforcement, access to information made available on the Internet, and competition. Changes in these laws or rules or how they are interpreted or implemented may adversely affect the ability of our online brand protection business to provide its services or result in expenses related to legal or regulatory enforcement.

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

Financial Information About Segments and Geographic Areas

See Note 24 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

Employees

As of December 31, 2012, we had 817 employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

We are dependent upon our consumer products and services for substantially all of our revenue, and our revenue from those products and services is expected to continue to decrease.

Approximately 99% of our revenue in 2012 is derived from our consumer products and services segment. We expect to remain dependent on revenue from our consumer products and services for the foreseeable future. Some financial institution clients have ceased or significantly reduced marketing of our services, suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers, all of which we believe to be the result of the regulatory environment. As a result our revenue decreased in 2012, and we expect our revenue and earnings to decrease in 2013 as compared to 2012.

We must replace the subscribers we lose and, if we fail to do so, our revenue and subscriber base will continue to decline.

We lose a substantial number of subscribers each year in the ordinary course of our business. We have lost subscribers in prior years, and may lose subscribers in future years, due to numerous factors, including:

•	changing subscriber preferences;

•	subscriber dissatisfaction;

•	cancellations required by clients or for regulatory or other reasons;

•	client turn-over;

•	competitive price pressures;

•	general economic conditions;

•	credit card or other billing vehicle declines; and

•	credit card or other billing vehicle turnover.

Some financial institution clients have ceased or significantly reduced marketing of our services, suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers, all of which we believe to be the result of the regulatory environment. As a result our total number of subscribers has declined, and we expect it to continue to decline. If we fail to replace these subscribers, our total number of subscribers and revenue will continue to decline, which could have a material adverse impact on our business, results of operations and financial condition.

We depend upon a small number of large financial institutions in the United States to derive most of our revenue. A continued reduction in revenue derived from these large financial institutions will likely reduce our revenue and earnings in 2013.

We depend upon a small number of large financial institutions in the United States to derive a significant portion of our revenue. In 2011 and 2012, approximately 70% of both our new subscribers and our consumer products and services revenue was derived from agreements with U.S. financial institutions. Financial institutions have ceased or substantially decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 61% lower in 2012 as compared to 2011. We do not know whether the marketing of our products by those financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result our revenue decreased in 2012, and we expect our revenue and earnings to decrease in 2013 as compared to 2012, which could have a material adverse effect on our business, results of operations and financial condition.

We are also substantially dependent on these financial institutions to continue to service our subscribers. If those financial institutions do not perform their contractual obligations with respect to the servicing of existing subscribers, or otherwise do not cooperate in our continued servicing of those subscribers, including billing of those subscribers, we could lose significant current sources of revenue, and those losses could have a material adverse effect on our business, financial condition and results of operations.

We derive most of our revenue from subscribers acquired under our contracts with our clients, and we could lose access to prospective subscribers and current subscribers if one or more of our clients were to reduce or cease the marketing of our services, cancel subscribers, terminate its contract with us, or fail to support the ongoing servicing of the subscribers.

Under most of our client agreements, our clients may reduce or cease marketing of our products in their discretion. If one or more of our clients reduces or ceases the marketing of our products, we would lose access to additional subscribers and sources of revenue. For example, our new subscriber additions were 61% lower in 2012 compared to 2011, due to the reduction or cessation of marketing of our products by certain of our financial institution clients. We do not know whether the marketing of our products by those financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result our revenue decreased in 2012, and we expect our revenue and earnings to decrease in 2013 as compared to 2012, which could have a material adverse effect on our business, results of operations and financial condition.

Our clients also may terminate their contracts with us. Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, including most indirect marketing arrangements, the clients may require us to cease providing services under existing subscriptions after time periods ranging from immediately after termination of the contract to three years after termination.

Clients under most contracts, whether direct or indirect, also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Further, upon termination or expiration of a client contract, we may enter into a transition agreement or other agreement with the client that modifies the original terms of the agreement. In some cases our ability to continue our services and receive the related revenue may depend upon ongoing cooperation by our clients, including the use of certain billing systems or processes. Our clients or others could take certain actions or make changes after the termination or expiration of our agreements which could materially interfere with or limit our ability to continue to provide our services to those subscribers or receive the related revenue.

For example, Bank of America has ceased marketing of our services, and the portions of our agreement with Bank of America under which our identity theft protection services were being marketed to prospective subscribers expired on December 31, 2011. As a result, we are not obtaining new subscribers or new subscriber revenue through Bank of America, and expect a continued reduction in marketing and commissions expenses. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011. We believe that our agreement with Bank of America provides for us to continue to service those subscribers substantially under the applicable terms currently in effect. Under our agreement, however, Bank of America may require us to cease providing services to the existing subscribers if the agreement is terminated for material breach by us or based on various events such as certain legal or regulatory changes. We do not know whether Bank of America will agree with our interpretation of our agreement, and there can be no guarantee that Bank of America will continue to provide the cooperation necessary to continued servicing of the subscribers, including continued billing of the subscribers. Bank of America has indicated that it has been responding to inquiries from regulatory authorities regarding identity theft protection products, which we believe include our products and products from a different provider. Revenue from subscribers obtained through our largest client — Bank of America — as a percentage of our total consumer products and services revenue was 57% in 2010, 52% in 2011 and 47% in 2012.

Our consumer products and services business is increasingly subject to a wide range of U.S. and foreign regulation and scrutiny, which is causing us to lose revenue and subscribers and could have a material adverse effect on our business, results of operations and financial condition.

Our consumer products and services business is subject to a wide variety of U.S. federal and state laws and regulations, including, among others, laws governing credit information, consumer privacy and marketing and servicing of consumer products and services. Our business in Canada is subject to similar laws. These laws may limit our ability to market to new subscribers, offer additional services to existing subscribers, or charge consumers for our products and services. Many of these laws are the subject of revision and addition, the issuance of rules and regulations by government or regulatory agencies and interpretations by courts and other governmental agencies or regulators. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes.

Our financial institution clients are subject to federal and state laws and regulations that govern financial institutions and their affiliates, financial products, financial information privacy, financial accounts such as credit cards, debit cards, demand deposit accounts and mortgages, and payment systems and processes. Our financial institution clients also are required to exercise oversight of us, and often require us by contract to comply with certain of these laws and regulations, which may directly or indirectly affect a client’s ability to offer or provide our products and services.

For example, sales by financial institutions of add on or ancillary products are the subject of increasing scrutiny by federal and state regulators, private plaintiffs and consumer groups. For example, we believe that the federal CFPB and OCC are reviewing our clients’ financial account policies and practices, their practices with respect to add on or ancillary products, and their management of third party suppliers like us. The CFPB, OCC and other regulatory agencies have entered into consent orders with financial institutions regarding the sales of add-on products, including consent orders with our client Capital One regarding the sale of payment protection products and our identity theft protection products during certain time periods. Under these consent orders financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators. We expect that the regulators’ reviews of the sales of add on products by financial institutions will continue. On July 11, 2012, we received a Civil Investigative Demand (a “CID”) from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” The CFPB has not alleged a violation by us of any law or regulation. We are in the process of responding to the CID. Certain state attorneys general also have brought enforcement actions against financial institutions regarding the sales of add-on products. We are not a party to those actions except for the matter described in Item 3 below, “Legal Proceedings.”

We or our financial institution clients could be the subject of further enforcement investigations or actions brought by the CFPB or other regulatory or law enforcement agencies. Responding to such investigations and actions may cause us to incur material costs. Any determination that we have violated laws, regulations or rules may result in liability for fines, damages, or other penalties, require us to make changes to our products, services and business practices, and cause us to lose clients and subscribers — any of which may have a material adverse impact on our business, results of operations and financial condition.

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

The effect of this combination of laws, regulations, reviews and proceedings is difficult to estimate, and any or a combination of them may have a material adverse effect on our business, results of operations or financial condition. For example, financial institutions have ceased or substantially decreased their marketing of add-on or ancillary products, including our products, due to a number of factors, including increased regulatory scrutiny. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result our revenue decreased in 2012, and we expect our revenue and earnings to decrease in 2013 as compared to 2012.

We and our financial institution clients are subject to legal actions and proceedings, including consumer class action litigation and government agency investigations and enforcement actions, which could require us to incur substantial expenses, pay damages, fines and penalties, lose subscribers and clients, and change our business practices, any of which could have a material adverse effect on our business, results of operations and financial condition.

Because we operate in a highly regulated industry and must comply with various foreign, federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our business. These legal actions may include private class action lawsuits, and investigations, and enforcement actions by governmental authorities. We cannot predict the outcome of any actions or proceedings, and the cost of responding to investigations or claims and defending against private actions or government enforcement actions might be material. If we are found liable in any actions or proceedings, or are required to indemnify our clients or others for their expenses or liability, we may have to pay substantial damages, fines and penalties, lose subscribers or clients, suffer harm to our reputation, and be required change the way we conduct our business, any of which may have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these proceedings or actions, or other regulatory oversight, financial institution clients may take remedial actions including the issuing of refunds, and may seek indemnification or contribution from us relating to those remedial actions.

For example, the CFPB, OCC and other regulatory agencies have entered into consent orders with financial institutions regarding the sales of add-on products, including consent orders with our client Capital One regarding the sale of payment protection products and our identity theft protection products during certain time periods. Under these consent orders financial institutions have agreed to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators. We expect that the regulators’ reviews of the sales of add on products by financial institutions will continue.

On July 11, 2012, we received a Civil Investigative Demand from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” We are in the process of responding to the CID. Certain state attorneys general also have brought enforcement actions against financial institutions and others regarding the sales of add-on products. We are a party to an action filed by the Attorney General for the state of West Virginia. See Item 3 below, “Legal Proceedings.” We expect to incur material expenses to respond to these actions and proceedings.

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

We are substantially dependent on third party suppliers and service providers, and our clients and their service providers, to market and provide our products, and failures by those third parties or our clients could harm our business and prospects.

Our consumer products and services are substantially dependent on third party suppliers, including providers of credit and other data, analytics, and software and other technology. Our failure to develop and maintain these third party relationships could harm our ability to provide our products and services. We also rely on various third party service providers, including outsourced telemarketing vendors, customer service providers, network and systems hosts and other providers. In some arrangements we rely on our clients or their service providers, including the marketing of products, billing of subscribers and customer service.

Failure of any of our third party suppliers or service providers, or our clients or their service providers, to satisfy our contracts or requirements, or to comply with applicable laws and regulations, could cause us to lose subscribers or clients, expose us to private lawsuits or governmental investigations or proceedings, cause us to be liable for damages and fines, or harm our reputation. Any such event could have a material adverse impact on our business, results of operations or financial condition.

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

We expect to incur substantial expenses as we enter new businesses, develop new products or increase our consumer direct marketing, which will cause our expenses to increase and our earnings to decline on a quarterly basis.

We are committing significant resources to our strategic effort to market our services to the broader direct-to-consumer marketplace and we are evaluating other new businesses and new products that will require a significant investment of capital and resources by us. As a result of the commitments and investments, as well as declining revenue due to a decrease in marketing by our financial institution clients, we expect our revenue and earnings to decline in 2013. Our continued investment in the direct-to-consumer business or new investment in other new businesses or products may not be successful in generating future revenue or profits on our projected timeframes or at all.

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

Most of our subscribers are billed for our products and services through accounts with our clients, such as credit card, demand deposit and mortgage accounts. Market factors such as a refinancing or account cancellation could cause a loss of subscribers. Client decisions, such as changes in their credit card billing practices or policies, may result in our inability to bill for our products and services, which also may result in a loss of subscribers. These subscriber losses may have a material adverse impact on our revenue.

In addition, subscribers acquired through several of our clients, including Bank of America and certain of our other largest clients, are billed using certain systems and processes managed or supported by our clients. Changes by our clients to those billing systems or processes, or discontinuance of them, may cause us a material loss of revenue and subscribers.

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

In the past, our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our historical operating results have been below the expectations of analysts and investors, the price of our common stock has decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;

•	the decrease in our revenue and subscriber base in 2012 and the anticipated reduction in our revenue and earnings in 2013;

•	the loss of a key client or a change by a key client in the marketing or servicing of our products and services;

•	enforcement actions or other proceedings against us or our client;

•	our ability to introduce new and improve existing products and services on a timely basis;

•	the success of competing products and services by our competitors;

•	the demand for consumer subscription services generally;

•	amount and frequency of future dividend payments and share repurchases, if any;

•	the ability of third parties to support our services; and

•	general economic conditions.

We cannot assure you that we will continue to declare dividends or have the available cash to make dividend payments.

Although we currently intend to continue to pay quarterly cash dividends on our common stock, the declaration, amount and payment of any dividends is at the sole discretion of our board of directors. We are not obligated under any applicable laws, our governing documents or any contractual agreements or otherwise to declare or pay any dividends. Our board of directors may take into account, among other things, general economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, plans for expansion, tax, legal, regulatory and contractual restrictions and implications, including under our outstanding debt documents, and such other factors as our board of directors may deem relevant in determining whether to declare or pay any dividend. As a result, if we do not declare or pay dividends you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Our Online Brand Protection and Bail Bonds Industry Solutions segments subject to a wide variety of federal and state laws and regulations. These laws are subject to change and addition, and various governmental authorities in the United States and Canada have the authority to make and change regulations and rules under these laws. We incur significant costs to operate our business and monitor our compliance with these laws, regulations and rules, and these costs may be material. Any changes to the existing applicable laws, regulations or rules, or any determination that other laws, regulations or rules are applicable to us, could increase our costs or impede our ability to provide our products and services. These changes may have a material adverse effect on our business and results of operations. In addition, we may incur material costs in responding to government investigations or proceedings, or private actions, and if we are found to have violated any of these laws or regulations we could incur liability and lose customers, which may have a material adverse impact on our business and results of operations.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following is a summary of our principal leased facilities:

Location	Approx. Square Feet	Segment	Lease Expiration
Chantilly, VA(1)	98,310	Consumer Products and Services	2019
Altavista, VA	27,317	Consumer Products and Services	2015
Rio Rancho, NM	28,000	Consumer Products and Services	2013
Manassas, VA	8,185	Consumer Products and Services	2013
Albany, NY	5,244	Bail Bonds Industry Solutions	2015
Fairfax, VA	6,373	Online Brand Protection	2015
Gainesville, FL	2,566	Online Brand Protection	2013
Winchester, VA	1,800	Online Brand Protection	2013

(1)	Includes expansion space.

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

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motion to dismiss was granted with prejudice on October 1, 2012. The plaintiffs filed a notice of appeal, which appeal is pending before the United States Court of Appeals for the Ninth Circuit.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. has been granted an extension of time in which to respond to the complaint.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Michael R. Stanfield	62	Chairman, Chief Executive Officer and Director
Madalyn C. Behneman	49	Senior Vice President, Chief Accounting Officer
Dean Brown	48	Chief Information Officer
Neal B. Dittersdorf	53	Executive Vice President, Chief Legal & Administrative Officer
John G. Scanlon	45	Executive Vice President, Chief Financial Officer
Steven A. Schwartz	52	President, Intersections Partner Services Group
Steve Sjoblad	63	President, Intersections Special Services Group

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

Madalyn C. Behneman has served as our Senior Vice President of Finance and Accounting for more than five years and is our Chief Accounting Officer. Prior to joining Intersections, Ms. Behneman previously held various finance and accounting positions at other companies, including MCI, Inc. and NII Holdings, Inc. from April 1989 until June 2004. Ms. Behneman was employed on the audit staff of Ernst & Young and is a CPA. She earned her Bachelor of Science degree in Accounting from Virginia Tech.

Dean Brown has served as our Chief Information Officer since August 2012. Mr. Brown previously served as the Chief Information Officer at Advance America from February 2009 until joining Intersections in August 2012. From 2005 to 2007 Mr. Brown held the role of Chief Information Officer at Upromise, Inc. and in 2006 assumed the responsibilities of COO and EVP. Prior to that Mr. Brown worked for Capital One Financial Corporation from 1996 to 2005, where he held various IT management responsibilities. Mr. Brown holds a B.S. in Business Information Systems from Virginia Commonwealth University, and a Masters of Project Management certificate from George Washington University.

Neal B. Dittersdorf has served as our Executive Vice President and Chief Legal and Administrative Officer since 2004. Mr. Dittersdorf served as our Senior Vice President and General Counsel from February 2003 until July 2004. Prior to joining Intersections, Mr. Dittersdorf was a law firm partner, General Counsel of Credit Management Solutions Inc. and a Trial Attorney with the U.S. Department of Justice, Civil Division. Mr. Dittersdorf holds a B.A. from Brandeis University and a J.D. from the New York University School of Law.

John G. Scanlon has served as our Executive Vice President and Chief Financial Officer since November 2010. Mr. Scanlon served as Chief Operating Officer, Business Services from December 2007 until November 2010 and was promoted to Executive Vice President in January 2007. Mr. Scanlon joined Intersections in November 2006 from National Auto Inspections, LLC where he was President and Chief Operating Officer. Mr. Scanlon previously served as a senior executive at Capital One Financial Corporation from 2000 to 2006, where he held general management responsibility for the company’s direct banking business. Mr. Scanlon holds a B.S. in Business Administration from Georgetown University, and a Masters of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Steven A. Schwartz has served as our President, Partner Services since July of 2012. Prior to his current role, Mr. Schwartz served as our Executive Vice President, Consumer Services and Senior Vice President, Consumer Services since joining Intersections in July of 2003. Prior to joining Intersections, Mr. Schwartz held senior marketing, client and business management positions at The Motley Fool and Time-Life Inc. Mr. Schwartz holds a B.S. from Syracuse University and an M.B.A. from Rutgers University.

Steve Sjoblad serves as our Chief Marketing Strategist and was President of our subsidiary Captira Analytical since 2005, prior to the acquisition of that company by Intersections. Prior to joining Intersections, Mr. Sjoblad held the position of Chief Marketing Officer at Fair Isaac Corporation, where he managed their Global Consumer Services division and was a member of the Fair Isaac Executive Committee.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 28, 2013, the common stock was held by approximately 54 stockholders of record and an estimated 1,250 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share and dividends declared on our common stock as reported on the NASDAQ Composite Tape.

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2012 Quarter ended:
March 31, 2012	$13.61	$11.08	$0.20
June 30, 2012	$15.85	$10.84	$0.20
September 30, 2012	$16.52	$10.30	$0.20
December 31, 2012	$10.39	$8.15	$0.70

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2011 Quarter ended:
March 31, 2011	$12.40	$9.31	$0.15
June 30, 2011	$18.20	$12.27	$0.15
September 30, 2011	$22.28	$12.55	$0.20
December 31, 2011	$16.89	$9.87	$0.20

On November 30, 2012, we paid a one-time special cash dividend of $0.50 per share, as well as our regular quarterly cash dividend of $0.20 per share, on our common stock. Subsequent to the end of 2012, we paid a cash dividend on March 15, 2013 of $0.20 per share on our common stock.

Dividends are considered quarterly by the board of directors and may be paid only when approved by the board of directors. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2012, we had approximately $19.3 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. The following table contains information for shares repurchased during the three months ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(In thousands, except average price paid per share)
October 1, 2012 to October 31, 2012	0	$0	0	$19,791
November 1, 2012 to November 30, 2012	0	$0	0	$19,791
December 1, 2012 to December 31, 2012(2)	50	$9.22	50	$19,256

(1)	Average price paid per share excludes commissions.

(2)

On November 28, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases of up to $3.0 million of our common stock. The repurchase plan commenced on December 1, 2012 and will remain in effect until May 31, 2013 unless terminated earlier.

The following graph shows the cumulative total return as of December 31, 2012 of a $100 investment made on December 31, 2007 in our common stock (with dividends, if any, reinvested), as compared with similar investments based on the value of the NASDAQ Composite and the Dow Jones US General Finance Index. The peer group was determined by our inclusion in the NASDAQ as a publicly traded company and the Dow Jones US General Finance Index covers companies that primarily provide commercial, industrial and professional services to businesses and governments not classified elsewhere. The stock performance shown below is not necessarily indicative of future performance.

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

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Statements of Operations Data(1):
Revenue	$333,764	$346,170	$364,136	$373,001	$349,186
Operating expenses:
Marketing	52,439	65,267	53,333	36,960	21,057
Commissions	86,008	110,348	117,588	107,198	90,721
Cost of revenue	97,694	91,080	88,879	110,657	106,829
General and administrative	53,145	61,416	63,170	74,346	81,988
Goodwill, intangible and long-lived asset impairment charges(2)	30,987	949	0	0	1,804
Depreciation	8,426	7,436	8,119	9,041	9,713
Amortization	10,284	9,078	6,716	3,828	3,542

Total operating expenses	338,983	345,574	337,805	342,030	315,654

(Loss) income from operations	(5,219)	596	26,331	30,971	33,532
Interest (expense) income, net	(2,291)	(1,103)	(1,675)	(809)	(407)
Gain on settlement, net(3)	0	0	0	1,413	0
Other (expense) income, net	(698)	1,362	(442)	282	473

(Loss) income from continuing operations before income taxes	(8,208)	855	24,214	31,857	33,598
Income tax benefit (expense)	2,755	(168)	(9,338)	(13,232)	(13,898)

(Loss) income from continuing operations	(5,453)	687	14,876	18,625	19,700
Loss from discontinued operations, net of tax	(19,528)	(11,420)	(379)	0	0
Gain on disposal of discontinued operations	0	0	5,868	0	0
Net loss attributable to noncontrolling interest in discontinued operations	9,004	4,380	0	0	0

(Loss) income from discontinued operations	(10,524)	(7,040)	5,489	0	0

Net (loss) income attributable to Intersections Inc.	$(15,977)	$(6,353)	$20,365	$18,625	$19,700

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.32)	$0.04	$0.84	$1.08	$1.11

(Loss) income from discontinued operations	$(0.61)	$(0.40)	$0.31	$0	$0

Basic (loss) earnings per common share	$(0.93)	$(0.36)	$1.15	$1.08	$1.11

Diluted (loss) earnings per common share:
(Loss) Income from continuing operations	$(0.32)	$0.04	$0.81	$0.97	$1.04

(Loss) income from discontinued operations	$(0.61)	$(0.40)	$0.30	$0	$0

Diluted (loss) earnings per common share	$(0.93)	$(0.36)	$1.11	$0.97	$1.04

Weighted average shares outstanding:
Basic	17,264	17,503	17,709	17,214	17,807

Diluted	17,264	17,583	18,412	19,167	19,011

Cash dividends paid per common share	$0	$0	$0.30	$0.70	$1.30

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$10,762	$12,394	$14,453	$30,834	$25,559
Deferred subscription solicitation costs	28,951	34,256	24,756	14,463	8,298
Working capital	33,661	25,040	30,519	24,965	31,651
Total assets	201,629	192,171	162,627	166,751	146,353
Long-term debt	38,369	33,074	3,399	2,301	1,464
Total stockholders’ equity	$101,439	$96,407	$116,556	$107,887	$109,385
Statement of Cash Flow Data:
Cash inflows (outflows) from:
Operating activities	$20,761	$17,359	$48,285	$35,548	$48,946
Investing activities	(47,180)	(6,992)	1,024	(3,579)	(7,761)
Financing activities	$17,464	$(8,551)	$(47,264)	$(15,588)	$(46,460)
Other Data(4):
Subscribers at beginning of period	5,259	4,730	4,301	4,150	4,945
Reclassified subscribers				148	0
New subscribers — indirect	1,831	818	934	1,597	575
New subscribers — direct	2,295	2,230	1,365	1,100	491
Cancelled subscribers within first 90 days of subscription	(1,046)	(933)	(737)	(560)	(240)
Cancelled subscribers after first 90 days of subscription(5)	(3,609)	(2,544)	(1,713)	(1,490)	(1,282)

Subscribers at end of period	4,730	4,301	4,150	4,945	4,489
Non-subscriber customers	3,169	3,377	3,817	4,525	3,480

Total customers at end of period	7,899	7,678	7,967	9,470	7,969

Indirect subscribers	44.7%	39.0%	40.9%	50.9%	51.5%
Direct subscribers	55.3	61.0	59.1	49.1	48.5

	100.0%	100.0%	100.0%	100.0%	100.0%

Cancellations within first 90 days of subscription(6)	25.4%	30.6%	32.0%	20.8%	22.5%
Cancellations after first 90 days of subscription(7)	43.3%	37.2%	29.2%	23.7%	22.2%
Overall retention(8)	50.4%	55.3%	62.9%	72.2%	74.7%

(1)

On July 19, 2010, we sold Screening International for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. Our background screening services ceased upon the sale of Screening International. Screening International qualified as a discontinued operation as we did not have significant continuing involvement in the business and its operations and cash flows were eliminated from our continuing operations. Our consolidated financial results include Screening International, for the period June 1, 2006 through December 31, 2009 as discontinued operations. Our financial results also include Intersections Insurance Services, which we acquired in July 2006 and Captira Analytical, beginning August 2007, and Net Enforcers, beginning December 2007.

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

In addition, as part of our review of capitalized software projects in accordance with U.S. GAAP, we, together with our client, reassessed a development effort related to a web based platform prior to it being placed in service, and therefore recorded a fixed asset impairment charge of $1.2 million in the year ended December 31, 2012. In addition, we recorded an impairment of $653 thousand related to our long term investment in White Sky, LLC in the year ended December 31,2012.

(3)

Pursuant to a legal settlement, in October 2011, we received a combination of cash and title to two office condominiums and one real property parcel. The cash and fair value of the properties were approximately $1.8 million. In addition, we recorded a contingent loss on a separate loan guaranty made by Net Enforcers as a reduction to the settlement gain, which was settled in the year ended December 31, 2012 for approximately $376 thousand.

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

During the years ended December 31, 2011 and 2012, certain of our clients changed their customer billing and cancellation practices related to our products. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. As of December 31, 2012, we currently have 515 thousand subscribers on billing hold as a result of these changes.

(5)	Includes the loss of approximately 800 thousand subscribers from our wholesale relationship with Discover in 2008.

(6)	Percentage of cancellation within the first 90 days to subscriber additions for the period.

(7)

Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.

(8)	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have three reportable operating segments with continuing operations through the year ended December 31, 2012. Our Consumer Products and Services segment includes our credit and personal information, identity theft protection, data breach response, and insurance and membership services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

Consumer Products and Services

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability and property and casualty insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information.

We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services.

Our consumer products and services principally are offered through relationships with clients, and often are customized and branded to meet their needs. Most of subscribers for our services were acquired through our financial institution clients. We also offer our services through clients in other industries and directly to consumers.

With our clients, our services are or have been marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Our marketing arrangements with our clients sometimes call for us to fund and manage marketing activity. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies. We conduct our consumer direct marketing primarily through the Internet and broadcast media. We also may market through other channels, including direct mail, print marketing, outbound telemarketing, inbound telemarketing and email, and through marketing and distribution relationships.

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

•

Indirect marketing arrangements:    Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Indirect marketing arrangements also include some clients who pay us fees for operational services including but not limited to fulfillment events, information technology development hours or customer service activities. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements. The majority of our non-subscriber customers are acquired under indirect marketing relationships that primarily generate little or no revenue per customer for us.

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

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in allowing continued servicing, including continued billing by those clients.

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. For example, in 2011 and 2012, approximately 70% of both our new subscribers and our consumer products and services revenue were derived from agreements with U.S. financial institutions, with revenue from subscribers obtained through our largest client, Bank of America, as a percentage of consumer products and services revenue, constituting approximately 52% in 2011 and 47% in 2012. Financial institutions have also ceased or substantially decreased their marketing of add-on or ancillary products, including our products, due to a number of factors, including increased regulatory scrutiny. As a result, our new subscriber additions were 61% lower in 2012 compared to 2011. We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result our revenue decreased in 2012, and we expect our revenue and earnings to decrease in 2013 as compared to 2012. We may increase our level of marketing with non-financial institution clients and through our consumer direct marketing, but do not know whether we will be successful in replacing the subscribers and revenue we lose through cancellations and decreased marketing by financial institutions.

For example, Bank of America has ceased marketing of our services, and the portions of our agreement with Bank of America under which our identity theft protection services were being marketed to prospective subscribers expired on December 31, 2011. As a result, we are not obtaining new subscribers or new subscriber revenue through Bank of America, and expect a continued reduction in marketing and commissions expenses. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011. We believe that our agreement with Bank of America provides for us to continue to service those subscribers substantially under the applicable terms currently in effect. Under our agreement, however, Bank of America may require us to cease providing services to the existing subscribers if the agreement is terminated for material breach by us or based on various events such as certain legal or regulatory changes. We do not know whether Bank of America will agree with our interpretation of our agreement, and there can be no guarantee that Bank of America will continue to provide the cooperation necessary to continued servicing of the subscribers, including continued billing of the subscribers. Bank of America has indicated that it has been responding to inquiries from regulatory authorities regarding identity theft protection products, which we believe include our products and products from a different provider.

The following table shows the amount of our total subscribers between indirect marketing arrangements and direct marketing arrangements:

	As of December 31,
	2010	2011	2012
	(In thousands)
Indirect marketing arrangements	1,699	2,517	2,310
Direct marketing arrangements	2,451	2,428	2,179

Total subscribers	4,150	4,945	4,489

Over the last few years, subscribers in our Consumer Products and Services segment from direct marketing arrangements were 59.1% in 2010, 49.1% in 2011 and 48.5% in 2012. The continuing decrease in direct marketing arrangements is due to a reduction in new subscribers as a result of the decision by Bank of America to stop marketing our services under our direct marketing arrangement and the decisions by other financial institution clients to halt, reduce or delay marketing of our products and services. This was partially offset by increased subscribers from our direct to consumer business and growth in our indirect marketing arrangements.

The number of cancellations within the first 90 days as a percentage of new subscribers was 32.0% in 2010, 20.8% in 2011 and 22.5% in 2012. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 29.2% in 2010, 23.7% in 2011 and 22.2% in 2012. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions was 37.1% in 2010, 27.8% in 2011, and

25.3% in 2012. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, was 62.9% in 2010, 72.2% in 2011 and 74.7% in 2012. The increase in the retention rate is primarily due to the addition of subscribers that were new to us in 2011.

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

Online Brand Protection

Through our subsidiaries, Net Enforcers and Intersections Business Intelligence Services, we provide corporate brand and product monitoring services including online channel monitoring, auction monitoring and other services. Our services utilize proprietary technology to search ecommerce retail sites for instances of specific brands and/or products, categorize each instance and report ecommerce market findings back to our clients. Our services are typically priced as monthly subscriptions for a defined set of monitoring services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month. Beginning in 2012, we began recognizing expenses in this segment for a new corporate service we intend to launch in early 2013.

Bail Bonds Industry Solutions

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe these services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. These services are sold to retail bail bondsman on a “per seat” license basis plus additional transactional charges for various optional services. Additionally, this segment has developed a suite of services for bail bonds insurance companies, general agents and sureties which are sold on either a transactional or recurring revenue basis.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed to the subscriber’s credit card, mortgage bill or demand deposit accounts by our clients, but may be billed by us in some circumstances. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions typically are offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In some instances, we recognize revenue for the delivery of operational services including but not limited to fulfillment events, information technology development hours or customer service minutes, rather than per customer fees.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2011 and 2012 totaled $846 thousand and $725 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

Other Membership Products

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate revenue from other types of subscription based products provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from corporate brand protection and monitoring services on a monthly or transactional basis. We also recognize revenue from providing management service solutions on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2012, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

On January 1, 2012, we adopted an accounting standard update, commonly referred to as the step zero approach that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or for a reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our consolidated balance sheet. The long-term portion of the prepaid commissions is included in other assets in our consolidated balance sheet. Amortization is included in commissions expense in our consolidated statements of operations.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	2010	2011
Expected dividend yield	.05%	4.5%
Expected volatility	67.9%	73.8%
Risk-free interest rate	2.75%	2.48%
Expected term of options	6.2 years	6.2 years

In the year ended December 31, 2012, we did not grant options.

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

Expected Volatility.    In the year ended December 31, 2011, we revised our estimation method for calculating expected volatility to take account of the sufficient amount of available public share price data. For the year ended December 31, 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. For the year ended December 31, 2011, the expected volatility of options granted was estimated based solely upon our historical share price volatility. We will continue to review our estimate in the future.

Risk-free Interest Rate.    The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.    The expected term of options granted during the years ended December 31, 2010 and 2011 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience.

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

Accounting Standards Updates Recently Adopted

In May 2011, an update was made to “Fair Value Measurement”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our consolidated financial statements.

In June 2011, an update was made to “Comprehensive Income”. This update was further amended in December 2011 in order to defer the changes that relate to the presentation of reclassification adjustments. In this update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the exception of the amendments that relate to the presentation of reclassification adjustments which have been deferred. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and due to the lack of, and immateriality of, comprehensive income historically and in the year ended December 31, 2012, we are not required to present comprehensive income and therefore, have not adjusted our financial statement presentation or the related notes.

In September 2011, an update was made to “Intangibles — Goodwill and Other”. This update is intended to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our consolidated financial statements.

In July 2012, an update was made to “Intangibles — Goodwill and Other”. This update is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We have adopted the provisions of this update as of September 30, 2012 and due to the lack of indefinite-lived intangible assets, there was no impact to our consolidated financial statements.

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

Trends Due to Regulatory Environment

Sales by financial institutions of add-on or ancillary products are the subject of increasing scrutiny by federal and state regulators, private plaintiffs and consumer groups. For example, we believe that the federal CFPB and OCC are reviewing our clients’ financial account policies and practices, their practices with respect to add-on or ancillary products, and their management of third party suppliers like us. The CFPB, OCC and other regulatory agencies have entered into consent orders with financial institutions regarding the sales of add-on products, including consent orders with our client Capital One regarding the sale of payment protection products and our identity theft protection products during certain time periods. Under these consent orders financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators. We expect that the regulators’ reviews of the sales of add-on products by financial institutions will continue. On July 11, 2012, we received a Civil Investigative Demand (a “CID”) from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” The CFPB has not alleged a violation by us of any law or regulation. We are in the process of responding to the CID. Certain state attorneys general also have brought enforcement actions against financial institutions regarding the sales of add-on products. We are not a party to those actions except for the matter described in Item 3 below, “Legal Proceedings.” We or our financial institution clients could be the subject of further enforcement investigations or actions brought by the CFPB or other regulatory or law enforcement agencies. Responding to such investigations and actions may continue to cause us to incur material costs.

The effect of this combination of laws, regulations, reviews and proceedings is difficult to estimate, and any or a combination of them may have a material adverse effect on our business, results of operations or financial condition. For example, financial institution clients have substantially reduced marketing of our products and services, and some financial institution clients have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result our revenue decreased in 2012, and we expect our revenue and earnings to decrease in 2013 as compared to 2012. Financial institution clients also may take remedial actions including the issuing of refunds, and may seek indemnification or contribution from us relating to those remedial actions.

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain items on our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2010	2011	2012
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	14.7	9.9	6.0
Commissions	32.3	28.7	26.0
Cost of revenue	24.4	29.7	30.6
General and administrative	17.4	19.9	23.5
Goodwill, intangible and long-lived asset impairment charges	0	0	0.5
Depreciation	2.2	2.4	2.8
Amortization	1.8	1.0	1.0

Total operating expenses	92.8	91.6	90.4

Income from operations	7.2	8.4	9.6
Interest expense, net of interest income	(0.5)	(0.2)	(0.1)
Gain on settlement, net	0	0.4	0.0
Other (expense) income, net	(0.1)	0.1	0.1

Income from continuing operations before income taxes	6.6	8.5	9.6
Income tax expense	(2.6)	(3.5)	(4.0)

Income from continuing operations	4.1%	5.0%	5.6%

We have three reportable segments with continuing operations through the year ended December 31, 2012: Consumer Products and Services, Online Brand Protection and Bail Bonds Industry Solutions. Our Consumer Products and Services segment includes our consumer protection and other consumer products and services. This segment consists of identity theft management tools, services from our relationship with a third party that administers referrals for identity theft to major banking institutions and breach response services, membership product offerings and other subscription based services such as life and accidental death insurance. Our Online Brand Protection segment includes corporate brand protection provided by our subsidiaries, Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by Captira Analytical.

Years Ended December 31, 2011 and 2012 (in thousands):

The consolidated results of continuing operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Year Ended December 31, 2011
Revenue	$369,703	$2,299	$999	$373,001
Operating expenses:
Marketing	36,960	0	0	36,960
Commissions	107,198	0	0	107,198
Cost of revenue	109,964	625	68	110,657
General and administrative	69,947	2,302	2,097	74,346
Depreciation	8,947	19	75	9,041
Amortization	3,802	26	0	3,828

Total operating expenses	336,818	2,972	2,240	342,030

Income (loss) from operations	$32,885	$(673)	$(1,241)	$30,971

Year Ended December 31, 2012
Revenue	$346,103	$1,769	$1,314	$349,186
Operating expenses:
Marketing	21,057	0	0	21,057
Commissions	90,721	0	0	90,721
Cost of revenue	106,302	430	97	106,829
General and administrative	77,514	2,031	2,443	81,988
Goodwill, intangible and long-lived asset impairment charges	1,804	0	0	1,804
Depreciation	9,562	11	140	9,713
Amortization	3,516	26	0	3,542

Total operating expenses	310,476	2,498	2,680	315,654

Income (loss) from operations	$35,627	$(729)	$(1,366)	$33,532

Consumer Products and Services Segment

Our income from operations in our Consumer Products and Services segment increased in the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in income from operations is primarily due to decreased marketing and commissions expenses as a result of the cessation of marketing of our services by Bank of America. For 2012, we also reduced marketing expenses in our direct to consumer business. Cost of revenue also declined primarily due to lower new and ongoing subscribers, partially offset by increases in the effective rates for data. This decrease in expenses more than offset the decline in revenue, primarily from our direct marketing arrangements and the increase in our general and administrative expenses.

	Years Ended December 31,
	2011	2012	Difference	%
Revenue	$369,703	$346,103	$(23,600)	(6.4)%
Operating expenses:
Marketing	36,960	21,057	(15,903)	(43.0)%
Commissions	107,198	90,721	(16,477)	(15.4)%
Cost of revenue	109,964	106,302	(3,662)	(3.3)%
General and administrative	69,947	77,514	7,567	10.8%
Goodwill, intangible and long-lived asset impairment charges	0	1,804	1,804	100.0%
Depreciation	8,947	9,562	615	6.9%
Amortization	3,802	3,516	(286)	(7.5)%

Total operating expenses	336,818	310,476	(26,342)	(7.8)%

Income from operations	$32,885	$35,627	$2,742	8.3%

Revenue.    The decrease in revenue is primarily due to a reduction in new subscribers as a result of the decision by Bank of America to stop marketing our services under our direct marketing arrangement and the decisions by other financial institutions to halt, reduce or delay marketing. This was partially offset by increased revenue from our direct to consumer business and growth in our indirect marketing arrangements. The growth in revenue from our direct to consumer business is primarily due to an increase in subscribers as well as new and ongoing subscribers converting to higher priced product offerings. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 82.1% for the year ended December 31, 2012 from 85.0% in the year ended December 31, 2011, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods. Further, financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 61% lower in 2012 as compared to 2011. We do not know whether the marketing of our products by those financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result, our revenue decreased in 2012, and we expect our revenue and earnings to decrease in 2013 as compared to 2012.

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for the years ended December 31, 2011 and 2012, respectively (in thousands):

	Years Ended December 31,
	2011	2012
Revenue	$191,385	$161,834
Percentage of consumer and product services revenue	51.8%	46.8%

The decrease in revenue from Bank of America is primarily the result of the decrease in new subscribers. We continue to provide our services to the subscribers we acquired through Bank of America before December 31 2011, except those subscribers who decided to voluntary cancel their subscriptions.

Total subscriber additions for the year ended December 31, 2012 was 1.1 million compared to 2.7 million in the year ended December 31, 2011.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Years Ended December 31,
	2011	2012
Percentage of subscribers from direct marketing arrangements to total subscribers	49.1%	48.5%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	40.8%	46.1%
Percentage of revenue from direct marketing arrangements to total customer revenue	85.0%	82.1%

Marketing Expenses.    Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing is primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients, including Bank of America, and a decrease in marketing for our direct to consumer business. In future quarters, we expect our client related marketing expenses to decline and our direct to consumer marketing to increase. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2012 and 2011 were $16.4 million and $31.5 million, respectively. Marketing costs expensed as incurred for the years ended December 31, 2012 and 2011 were $4.6 million and $5.5 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 6.1% for the year ended December 31, 2012 from 10.0% for the year ended December 31, 2011.

Commissions Expenses.    Commissions expenses consist of commissions paid to clients. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commissions expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America and other clients.

As a percentage of revenue, commission expense decreased to 26.2% for year ended December 31, 2012 from 29.0% for year ended December 31, 2011.

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

As a percentage of revenue, cost of revenue increased to 30.7% for the year ended December 31, 2012 compared to 29.7% for the year ended December 31, 2011 primarily because of an increase in the effective rates for data.

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to higher legal costs and higher payroll related costs. In addition, in the year ended December 31, 2012, we decreased our software development costs that were capitalized.

Total share based compensation expense for the years ended December 31, 2012 and 2011 was $6.8 million and $6.6 million, respectively. In addition, for the years ended December 31, 2012 and 2011, we incurred compensation expense of $1.5 million and $1.6 million, respectively, for payments to restricted stock holders equivalent to the ordinary cash dividends that would have been received on these shares had they been fully vested. Additionally, in the year ended December 31, 2012, we incurred compensation expense of $1.7 million for payments to restricted stock and stock options holders equivalent to the one-time special $0.50 per share cash dividend that would have been received on these shares had they been fully vested and, if applicable, exercised.

As a percentage of revenue, general and administrative expenses increased to 22.4% for the year ended December 31, 2012 from 18.9% for the year ended December 31, 2011.

Goodwill, intangible and long-lived asset impairment charge.    In the year ended December 31, 2012, as part of our review of capitalized software projects in accordance with U.S. GAAP, we, together with a particular client, reassessed a custom software development effort related to a web based platform prior to it being placed in service, and therefore recorded a charge of $1.2 million, which was the total capitalized balance. In addition, we recorded an impairment of $653 thousand related to our long term investment in the year ended December 31, 2012.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 0.5% for the year ended December 31, 2012. There were no impairment charges recognized in the year ended December 31, 2011.

Depreciation.    Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The increase in depreciation expense is primarily due to new assets placed in service.

As a percentage of revenue, depreciation expenses increased to 2.8% for the year ended December 31, 2012 from 2.4% for the year ended December 31, 2011.

Amortization.    Amortization expenses consist primarily of the amortization of our intangible assets. The decrease in amortization expense is due to a reduction in amortization of customer related intangible assets, which are amortized on an accelerated basis, from the comparable period.

As a percentage of revenue, amortization expenses were flat at 1.0% for the years ended December 31, 2012 and 2011.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment increased in the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to a decrease in revenue due to the loss of a major client, partially offset by a decrease in general and administrative expenses associated with litigation, which was settled in the year ended December 31, 2011.

	Years Ended December 31,
	2011	2012	Difference	%
Revenue	$2,299	$1,769	$(530)	(23.1)%
Operating expenses:
Cost of revenue	625	430	(195)	(31.2)%
General and administrative	2,302	2,031	(271)	(11.8)%
Depreciation	19	11	(8)	(42.1)%
Amortization	26	26	0	0.0%

Total operating expenses	2,972	2,498	(474)	(15.9)%

Loss from operations	$(673)	$(729)	$56	8.3%

Revenue.    The decrease in revenue is primarily due to the loss of a major client effective February 29, 2012.

Cost of Revenue.    Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. The decrease in cost of revenue is primarily due to lower fulfillment volumes and associated payroll costs.

As a percentage of revenue, cost of revenue decreased to 24.3% for the year ended December 31, 2012 compared to 27.2% for the year ended December 31, 2011.

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, and program and account functions. The decrease in general and administrative expenses is due to a reduction in legal fees associated with litigation which was settled in the year ended December 31, 2011, partially offset by increased professional fees. Beginning in the year ended December 31, 2012, we began recognizing expenses in this segment for a new corporate service we intend to launch in early 2013.

As a percentage of revenue, general and administrative expenses increased to 114.8% for the year ended December 31, 2012 from 100.1% for the year ended December 31, 2011.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment increased in the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to increased general and administrative expenses partially offset by growth in revenue.

	Years Ended December 31,
	2011	2012	Difference	%
Revenue	$999	$1,314	$315	31.5%
Operating expenses:
Cost of revenue	68	97	29	42.6%
General and administrative	2,097	2,443	346	16.5%
Depreciation	75	140	65	86.7%

Total operating expenses	2,240	2,680	440	19.6%

Loss from operations	$(1,241)	$(1,366)	$125	10.1%

Revenue.    The increase in revenue is the result of revenue from new clients.

Cost of Revenue.    Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased slightly for the year ended December 31, 2012 compared to the year ended December 31, 2011.

As a percentage of revenue, cost of revenue increased to 7.4% for the year ended December 31, 2012 compared to 6.8% for the year ended December 31, 2011

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The increase in general and administrative expenses is primarily due to increased payroll costs and an increase in the allowance for accounts receivable.

As a percentage of revenue, general and administrative expenses decreased to 185.9% for the year ended December 31, 2012 from 209.9% for the year ended December 31, 2011.

Depreciation.    Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased in the year ended December 31, 2012 as compared to December 31, 2011.

As a percentage of revenue, depreciation expenses increased to 10.7% for the year ended December 31, 2012 from 7.5% for the year ended December 31, 2011.

Interest Expense

Interest expense decreased to $410 thousand for the year ended December 31, 2012 from $816 thousand for the year ended December 31, 2011. The decrease in interest expense is primarily attributable to a decrease in interest expense on our outstanding debt and lease balances in the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Gain on Settlement, Net

On October 31, 2011, we received a legal settlement of approximately $450 thousand in cash, net of fees, and title for two office condominiums and one real property parcel in Arizona. In the year ended December 31, 2011, we recorded a gain of $1.8 million on the litigation settlement. In addition, we recorded a contingent loss on a separate loan guaranty made by Net Enforcers as a reduction to the settlement gain, which was settled in the year ended December 31, 2012 for approximately $376 thousand.

Other Income (Expense)

Other income was $473 thousand in the year ended December 31, 2012 as compared to other income of $282 thousand in the year ended December 31, 2011. This change is primarily attributable to the increase in foreign currency transaction gains resulting from exchange rate fluctuations over the period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2012 was 41.4% as compared to 41.5% in the year ended December 31, 2011. The slight decrease in the effective tax rate is primarily due to a decrease in state tax expense partially offset by an increase in book expenses which are not deductible for income tax purposes.

Years Ended December 31, 2010 and 2011 (in thousands):

The consolidated results of continuing operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Year Ended December 31, 2010
Revenue	$361,570	$2,033	$533	$364,136
Operating expenses:
Marketing	53,333	0	0	53,333
Commissions	117,588	0	0	117,588
Cost of revenue	88,239	582	58	88,879
General and administrative	58,921	2,239	2,010	63,170
Depreciation	8,085	20	14	8,119
Amortization	6,690	26	0	6,716

Total operating expenses	332,856	2,867	2,082	337,805

Income (loss) from operations	$28,714	$(834)	$(1,549)	$26,331

Year Ended December 31, 2011
Revenue	$369,703	$2,299	$999	$373,001
Operating expenses:
Marketing	36,960	0	0	36,960
Commissions	107,198	0	0	107,198
Cost of revenue	109,964	625	68	110,657
General and administrative	69,947	2,302	2,097	74,346
Depreciation	8,947	19	75	9,041
Amortization	3,802	26	0	3,828

Total operating expenses	336,818	2,972	2,240	342,030

Income (loss) from operations	$32,885	$(673)	$(1,241)	$30,971

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

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for the years ended December 31, 2010 and 2011, respectively (in thousands):

	Years Ended December 31,
	2010	2011
Revenue	$204,194	$191,385
Percentage of consumer and product services revenue	56.5%	51.8%

The decrease in revenue from Bank of America is primarily the result of the decrease in new subscribers. We continue to provide our services to the subscribers we acquired through Bank of America before December 31 2011, except those subscribers who decided to voluntary cancel their subscriptions.

Total subscriber additions for the year ended December 31, 2011 was 2.7 million compared to 2.3 million for the year ended December 31, 2010.

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

As a percentage of revenue, commission expense decreased to 29.0% for the year ended December 31, 2011 from 32.5% for the year ended December 31, 2010.

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

	Years Ended December 31,
	2010	2011	Difference	%
Revenue	$2,033	$2,299	$266	13.1%
Operating expenses:
Cost of revenue	582	625	43	7.4%
General and administrative	2,239	2,302	63	2.8%
Depreciation	20	19	(1)	(5.0)%
Amortization	26	26	0	0%

Total operating expenses	2,867	2,972	105	3.7%

Loss from operations	$(834)	$(673)	$161	19.3%

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

Gain on Settlement, Net

On October 31, 2011, we received a legal settlement of approximately $450 thousand in cash, net of fees, and title for two office condominiums and one real property parcel in Arizona. In the year ended December 31, 2011, we recorded a gain of $1.8 million on the litigation settlement. In addition, we recorded a contingent loss on a separate loan guaranty made by Net Enforcers as a reduction to the settlement gain. As of December 31, 2011, the amount of the guaranty was approximately $437 thousand, which included $53 thousand of interest.

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

Years Ended December 31,
2010
Revenue	$12,907

Loss from discontinued operations	$(158)
Income tax expense	(221)

Loss from discontinued operations	(379)
Gain on disposal from discontinued operations	5,868
Net loss attributable to noncontrolling interest in discontinued operations	0

Income from discontinued operations	$5,489

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $25.6 million as of December 31, 2012 compared to $30.8 million as of December 31, 2011. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

During the year ended December 31, 2011, we sold our remaining short term U.S. treasury securities with a maturity date greater than 90 days of approximately $5.0 million.

Our accounts receivable balance as of December 31, 2012 was $22.3 million compared to $24.8 million as of December 31, 2011. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer and products services clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection and bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $31.7 million as of December 31, 2012 compared to $25.0 million as of December 31, 2011. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, and interest and tax obligations for the next twelve months. We expect to utilize our cash flows provided by operations to fund our ongoing operations.

	Years Ended December 31,
	2011	2012	Difference
	(In thousands)
Cash flows provided by operating activities	$35,548	$48,946	$13,398
Cash flows used in investing activities	(3,579)	(7,761)	(4,182)
Cash flows used in financing activities	(15,588)	(46,460)	(30,872)

Net increase (decrease) in cash and cash equivalents	16,381	(5,275)	(21,656)
Cash and cash equivalents, beginning of year	14,453	30,834	16,381

Cash and cash equivalents, end of year	$30,834	$25,559	$(5,275)

The increase in cash flows provided by continuing operations for the year ended December 31, 2012 was primarily the result of a reduction in cash used for marketing and commissions for our direct subscription business and for marketing in our direct to consumer business, partially offset by a decrease in revenue, an increase in general and administrative expenses and an increase in tax payments. Cash paid for deferred subscription solicitation decreased in the year ended December 31, 2012 from the comparable period. In the year ended December 31, 2012, cash flows used in operations for deferred subscription solicitation costs was $16.4 million as compared to $32.5 million in the year ended December 31, 2011.

The increase in cash flows used in investing activities for the year ended December 31, 2012 was primarily attributable to the additional long-term investment in White Sky, Inc. of $2.3 million, partially offset by a decrease in purchases of property and equipment. In addition, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, net cash used in investing activities increased due to the timing of cash received in the year ended December 31, 2011, from the redemption of our short-term investment and from the sale of discontinued operations.

The significant increase in cash flows used in financing activities for the year ended December 31, 2012 was primarily due to a debt repayment of $20.0 million and an increase in cash dividends paid on common shares. The debt repayment on the revolving credit facility reduced our outstanding debt under our Credit Agreement to zero. As a result of the amendment in November 2012, we have $30.0 million of available borrowings, as of December 31, 2012, under our Credit Agreement.

Dividends

The following summarizes our dividend activity for the years ended December 31, 2012 and 2011:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

On November 30, 2012, we paid a one-time special cash dividend of $0.50 per share on our common stock.

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20
November 9, 2011	November 30, 2011	December 9, 2011	$0.20

Subsequent to the end of 2012, we paid a cash dividend of $0.20 per share on our common stock on March 15, 2013.

Credit Facility and Borrowing Capacity

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A., which has a maturity date of November 15, 2015. Our Credit Agreement currently consists of a revolving credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of stock in membership interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.

The amended Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios, customary covenants, representations and warranties, funding conditions and events of default. In addition, the amended Credit Agreement permits us to make share repurchases under announced stock repurchase programs, without lender consent, so long as the total amount repurchased does not exceed a specified maximum dollar amount and we maintain a minimum liquidity at the time of the repurchase We believe we are currently in compliance with all such covenants.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2012, we had approximately $19.3 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases of up to $3.0 million of our common stock. The repurchase plan commenced on December 1, 2012 and will remain in effect until May 31, 2013 but may be limited or terminated by us at any time without prior notice. On May 18, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, to facilitate repurchases of up to $2.5 million of our common stock. The repurchase plan commenced on June 10, 2012 and ended on July 31, 2012. During the year ended December 31, 2012, we repurchased 71 thousand shares of common stock at a weighted average price of $10.37 per share resulting in an aggregate cost to us of $744 thousand. During the year ended December 31, 2011, we repurchased approximately 1.7 million shares of common stock at a purchase price of $11.25 per share resulting in an aggregate cost to us of $19.6 million.

Contractual Obligations

The following table sets forth information regarding our contractual obligations at December 31, 2012 (in thousands):

	Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Contractual Obligations at December 31, 2012:
Capital leases(1),(2)	$2,404	$861	$859	$656	$28	$0	$0
Operating leases	17,549	3,116	2,852	2,648	2,515	2,497	3,921
Software license & other arrangements(3)	54,541	28,666	25,875	0	0	0	0

	$74,494	$32,643	$29,586	$3,304	$2,543	$2,497	$3,921

(1)	Includes interest expense and sales tax

(2)	We did not enter into any capital leases in the year ended December 31, 2012.

(3)

Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our new fraud protection services. Under these arrangements we pay based on usage of the data or analytics, and make certain minimum payments in exchange for defined limited exclusivity rights. In January 2013, we entered into a new contract with a credit reporting agency, in which we will make non-refundable minimum payments totaling $25.0 million and $25.9 million in the years ending December 31, 2013 and 2014, respectively. The amounts in the table represent only the noncancelable portion of each respective arrangement. In general, contracts can be terminated with 90 day notice.

In addition to the obligations in the table above, approximately $748 thousand of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with U.S. GAAP and we are uncertain as to when such amounts may be settled.

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We are in the process of determining what obligations, if any, we have to these state taxing authorities. It is not possible to predict the maximum potential amount of future payments due to the unique facts and circumstances involved. To date, we have not been required to make any material payments. Without the benefit of an agreement with any state, we are unable to estimate a possible loss or range of loss at this time.

ITEM 7A. QUANTITATIVE	AND QUALIATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is primarily related to our Credit Agreement, which is at a variable rate. In addition to not having an outstanding balance under our Credit Agreement as of December 31, 2012, we also believe that a near term 10% change in the benchmark interest rate would have an insignificant effect on our consolidated financial position.

Foreign Currency

We have international sales in Canada and, therefore, are subject to foreign currency rate exposure. We collect fees from subscriptions in Canadian currency and pay a portion of the related expenses in Canadian currency, which mitigates our exposure to currency exchange rate risk. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. During the year ended December 31, 2012, the U.S. dollar has generally been weaker relative to the Canadian dollar, which favorably impacted our results of operations as Canadian dollars are translating into more U.S. dollars.

Fair Value

We may make certain withholding tax payments upon vesting of restricted stock units and stock option exercises. These payments are directly impacted by the market price of our shares on the vesting or exercise date. For the years ended December 31, 2012 and 2011, payments for withholding tax upon vesting of restricted stock units and stock option exercises were $3.4 million and $10.3 million, respectively.

We do not have material exposure to market risk with respect to our investments. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2012 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

The information required by this item is set forth beginning on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Effective March 15, 2013, we entered into an indemnification agreements with each of our directors and executive officers. The indemnification agreements supplement existing indemnification provisions in our certificate of incorporation and bylaws and in it we agree, subject to certain exceptions, to the fullest extent then permitted by the DGCL, (a) to indemnify the director or executive officer and (b) to pay expenses incurred by the director or executive officer in any proceeding in advance of the final disposition of such proceeding, with the primary purpose of the agreements being to provide specific contractual assurances to our directors and executive officers in respect of these indemnification protections which could not be altered by future changes to the Registrant’s current certificate of incorporation and bylaw indemnification provisions.

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

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

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

10.4.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10.4.2†

Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).

10.5†

Agreement, effective as of December 1, 2003, between Citibank (South Dakota), N.A., Citibank USA, N.A. and Citicorp Credit Services, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.13, filed with the Form S-1)

10.6†

Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10.7.1

Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).

10.7.2

Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.7.3

Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).

10.7.4

Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)

Exhibit Number	Description

10.8

Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)

10.9

Amended and Restated Credit Agreement dated November 15, 2012 by and among Intersections Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and I/C Issuer, and the other lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on November 20, 2012)

10.10

Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.11

Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Neal B. Dittersdorf (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.12

Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and John G. Scanlon (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.13

Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Steven A. Schwartz (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K dated December 23, 2010)

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

INTERSECTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intersections Inc.

Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 18, 2013

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2012

(In thousands, except par value)

	December 31,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,834	$25,559
Accounts receivable, net of allowance for doubtful accounts of $14 (2011) and $35 (2012)	24,790	22,265
Prepaid expenses and other current assets	6,440	5,140
Income tax receivable	245	946
Deferred subscription solicitation costs	14,463	8,298

Total current assets	76,772	62,208

PROPERTY AND EQUIPMENT, net	23,818	17,316
DEFERRED TAX ASSET, net	2,188	3,014
LONG-TERM INVESTMENT	4,327	8,924
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	11,069	7,527
OTHER ASSETS	5,342	4,129

TOTAL ASSETS	$166,751	$146,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,000	$0
Capital leases, current portion	1,351	766
Accounts payable	1,526	3,889
Accrued expenses and other current liabilities	13,781	14,082
Accrued payroll and employee benefits	5,207	2,940
Commissions payable	696	665
Deferred revenue	4,740	6,025
Deferred tax liability, net, current portion	4,506	2,190

Total current liabilities	51,807	30,557

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	2,301	1,464
OTHER LONG-TERM LIABILITIES	4,756	4,947

TOTAL LIABILITIES	58,864	36,968

COMMITMENTS AND CONTINGENCIES (see notes 16 and 18)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 20,135 (2011) and 20,880 (2012); shares outstanding 17,276 (2011) and 17,950 (2012)	201	209
Additional paid-in capital	113,634	119,443
Treasury stock, shares at cost; 2,859 (2011) and 2,930 (2012)	(29,551)	(30,295)
Retained earnings	23,603	20,028

TOTAL STOCKHOLDERS’ EQUITY	107,887	109,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,751	$146,353

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2011 and 2012

	2010	2011	2012
	(In thousands, except per share amounts)
REVENUE	$364,136	$373,001	$349,186
OPERATING EXPENSES:
Marketing	53,333	36,960	21,057
Commissions	117,588	107,198	90,721
Cost of revenue	88,879	110,657	106,829
General and administrative	63,170	74,346	81,988
Goodwill, intangible and long-lived asset impairment charges	0	0	1,804
Depreciation	8,119	9,041	9,713
Amortization	6,716	3,828	3,542

Total operating expenses	337,805	342,030	315,654

INCOME FROM OPERATIONS	26,331	30,971	33,532
Interest income	48	7	3
Interest expense	(1,723)	(816)	(410)
Gain on settlement, net	0	1,413	0
Other (expense) income, net	(442)	282	473

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,214	31,857	33,598
INCOME TAX EXPENSE	(9,338)	(13,232)	(13,898)

INCOME FROM CONTINUING OPERATIONS	14,876	18,625	19,700
Loss from discontinued operations, net of tax	(379)	0	0
Gain on disposal of discontinued operations	5,868	0	0
Net loss attributable to noncontrolling interest in discontinued operations	0	0	0

INCOME FROM DISCONTINUED OPERATIONS	5,489	0	0

NET INCOME	$20,365	$18,625	$19,700

Basic earnings per common share:
Income from continuing operations	$0.84	$1.08	$1.11
Income from discontinued operations	0.31	0	0

Basic earnings per common share	$1.15	$1.08	$1.11

Diluted earnings per common share:
Income from continuing operations	$0.81	$0.97	$1.04
Income from discontinued operations	0.30	0	0

Diluted earnings per common share	$1.11	$0.97	$1.04

Cash dividends paid per common share	$0.30	$0.70	$1.30
Weighted average shares outstanding:
Basic	17,709	17,214	17,807
Diluted	18,412	19,167	19,011

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2011 and 2012

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Income (Loss)	Accumulated Other Comprehensive (Loss) Income	Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
BALANCE, DECEMBER 31, 2009	18,662	$187	$104,810	1,067	$(9,516)	$2,027	$(1,101)		$96,407

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	250	2	(976)	0	0	0	0	0	(974)
Share based compensation	0	0	5,808	0	0	0	0	0	5,808
Tax deficiency of stock options exercised and vesting of restricted stock units	0	0	(380)	0	0	0	0	0	(380)
Other	0	0	(12)	0	0	0	0	0	(12)
Cash dividends paid on common shares	0	0	0	0	0	(5,332)	0	0	(5,332)
Purchase of treasury stock	0	0	0	50	(432)	0	0	0	(432)
Net income	0	0	0	0	0	20,365	0	20,365	20,365
Foreign currency translation adjustments	0	0	0	0	0	0	250	250	250
Cash flow hedge	0	0	0	0	0	0	856	856	856

Comprehensive Income								$21,471

BALANCE, DECEMBER 31, 2010	18,912	$189	$109,250	1,117	$(9,948)	$17,060	$5		$116,556

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,223	12	(9,420)	0	0	0	0	0	(9,408)
Share based compensation	0	0	6,590	0	0	0	0	0	6,590
Tax benefit of stock options exercised and vesting of restricted stock units	0	0	7,214	0	0	0	0	0	7,214
Cash dividends paid on common shares	0	0	0	0	0	(12,082)	0	0	(12,082)
Purchase of treasury stock	0	0	0	1,742	(19,603)	0	0	0	(19,603)
Net income	0	0	0	0	0	18,625	0	18,625	18,625
Foreign currency translation adjustments	0	0	0	0	0	0	(5)	(5)	(5)

Comprehensive Income								$18,620

BALANCE, DECEMBER 31, 2011	20,135	$201	$113,634	2,859	$(29,551)	$23,603	$0		$107,887

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	745	8	(2,363)	0	0	0	0	0	(2,355)
Share based compensation	0	0	6,835	0	0	0	0	0	6,835
Tax benefit of stock options exercised and vesting of restricted stock units	0	0	1,337	0	0	0	0	0	1,337
Cash dividends paid on common shares	0	0	0	0	0	(23,275)	0	0	(23,275)
Purchase of treasury stock	0	0	0	71	(744)	0	0	0	(744)
Net income	0	0	0	0	0	19,700	0	19,700	19,700
Foreign currency translation adjustments	0	0	0	0	0	0	0	0	0

Comprehensive Income								$19,700

BALANCE, DECEMBER 31, 2012	20,880	$209	$119,443	2,930	$(30,295)	$20,028	$0		$109,385

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2011 and 2012

	2010	2011	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,365	$18,625	$19,700
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	8,546	9,041	9,713
Amortization	6,716	3,828	3,542
Net gain on legal settlement, net of cash	0	(981)	0
Amortization of debt issuance cost	104	0	73
Gain on disposal of discontinued operations	(5,868)	0	0
Derivative loss reclassified to earnings	565	0	0
Provision for doubtful accounts	(210)	(27)	22
Accretion of interest on note payable	73	0	0
Share based compensation	5,677	6,590	6,835
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(198)	(7,214)	(1,337)
Amortization of non-cash consideration exchanged for additional investment	0	0	(1,146)
Amortization of deferred subscription solicitation costs	61,824	44,918	24,201
Foreign currency transaction losses (gain), net	307	(94)	(463)
Goodwill, intangible and long-lived asset impairment charges	0	0	1,804
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	2,869	(6,300)	2,082
Prepaid expenses and other current assets	(538)	(1,180)	1,300
Income tax, net	4,242	(2,027)	(702)
Deferred subscription solicitation costs	(48,991)	(32,454)	(16,418)
Other assets	4,897	455	908
Accounts payable	(2,887)	(3,431)	2,360
Accrued expenses and other current liabilities	(2,340)	(1,368)	950
Accrued payroll and employee benefits	180	2,865	(2,267)
Commissions payable	(1,257)	(92)	(31)
Deferred revenue	(342)	(116)	49
Deferred income tax, net	(5,570)	3,168	(1,805)
Other long-term liabilities	121	1,342	(424)

Cash flows provided by operating activities	48,285	35,548	48,946

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,616)	(11,543)	(5,168)
Proceeds from reimbursements for property and equipment	0	1,220	157
Proceeds from sale of short-term investments	0	4,994	0
Note receivable	0	0	(500)
Purchase of additional interest in long-term investment	(1,000)	0	(2,250)
Proceeds from the sale of discontinued operations	12,640	1,750	0

Cash flows provided by (used in) investing activities	1,024	(3,579)	(7,761)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under Credit Agreement	0	20,000	0
Repayments under Credit Agreement	(37,583)	0	(20,000)
Repayment of note payable to Control Risks Group, Ltd.	(1,400)	0	0
Capital lease payments	(1,264)	(1,709)	(1,423)
Cash dividends paid on common shares	(5,332)	(12,082)	(23,275)
Cash paid to terminate interest rate swaps	(477)	0	0
Cash distribution on vesting of restricted stock units	(970)	0	0
Cash proceeds from stock option exercises	371	933	1,061
Excess tax benefit upon vesting of restricted stock units and stock option exercises	198	7,214	1,337
Withholding tax payment on vesting of restricted stock units and stock option exercises	(375)	(10,341)	(3,416)
Purchase of treasury stock	(432)	(19,603)	(744)

Cash flows used in financing activities	(47,264)	(15,588)	(46,460)

EFFECT OF EXCHANGE RATE ON CASH	14	0	0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,059	16,381	(5,275)
CASH AND CASH EQUIVALENTS — Beginning of period	12,394	14,453	30,834
CASH AND CASH EQUIVALENTS — End of period	$14,453	$30,834	$25,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,675	$622	$313

Cash paid for taxes	$11,596	$12,339	$16,587

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$3,599	$318	$0

Equipment additions accrued but not paid	$644	$935	$289

Non-cash consideration exchanged for additional investment	$0	$0	$3,000

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2011 and 2012

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

In addition, we also offer many of our services directly to consumers. We conduct our consumer direct marketing primarily through the Internet, television, radio and other mass media. We also may market through other channels, including direct mail, print marketing, outbound telemarketing, inbound telemarketing and email.

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

We have three reportable operating segments through the year ended December 31, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated. The results of SI, a former subsidiary which we sold on July 19, 2010, are presented as discontinued operations for all prior periods in our consolidated statements of operations. We have not recast our consolidated statements of cash flows for the sale of SI. See Note 21 for further information.

During the year ended December 31, 2011, we revised our statement of changes in stockholders’ equity for all prior periods to remove equity items that should not have been included in the presentation of comprehensive income or loss. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the applicable provisions within U.S. GAAP, we do not believe this revision was material to our consolidated statement of changes in stockholders’ equity for any period. We have adopted the provisions of an update to “Comprehensive Income” as of January 1, 2012 and due to the lack of, and immateriality of, comprehensive income historically and in the years ended December 31, 2010, 2011 and 2012, we are not required to present comprehensive income and therefore, have not adjusted our financial statement presentation or the related notes.

During the year ended December 31, 2010, we recorded a cumulative out-of-period adjustment to revenue. The adjustment had the effect of reducing revenue by $1.3 million and net income by $796 thousand in the year ended December 31, 2010. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this correcting entry was material to our results of operations for any period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) accidental death insurance and 3) other monthly membership products.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts by our clients, but may be billed by us in some circumstances. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions typically are offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In some instances, we recognize revenue for the delivery of operational services including but not limited to fulfillment events, information technology development hours or customer service minutes, rather than per customer fees.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2011 and 2012, totaled $846 thousand and $725 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

Other Membership Products

For membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate revenue from other types of subscription based products provided from our Online Brand Protection and Bail Bonds Industry Solutions segments. We recognize revenue from corporate brand protection and monitoring services on a monthly or transactional basis. We also recognize revenue from providing management service solutions on a monthly subscription or transactional basis.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or for a reduction in future commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our consolidated balance sheet. The long-term portion of the prepaid commissions is included in other assets in our consolidated balance sheet. Amortization is included in commission expense in our consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2012, goodwill of $43.2 million resides in our Consumer Products and

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

On January 1, 2012, we adopted an accounting standard update, commonly referred to as the step zero approach that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation

We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, $.01 par value, which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. The active period for the 1999 Plan expired on August 24, 2009.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

	2010	2011
Expected dividend yield	.05%	4.5%
Expected volatility	67.9%	73.8%
Risk-free interest rate	2.75%	2.48%
Expected term of options	6.2 years	6.2 years

In the year ended December 31, 2012, we did not grant options.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Volatility.    In the year ended December 31, 2011, we revised our estimation method for calculating expected volatility to take account of the sufficient amount of available public share price data. For the year ended December 31, 2010, the expected volatility of options granted was estimated based upon our historical share price volatility as well as the average volatility of comparable public companies. For the year ended December 31, 2011, the expected volatility of options granted was estimated based solely upon our historical share price volatility. We will continue to review our estimate in the future.

Risk-free Interest Rate.    The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.    The expected term of options granted during the years ended December 31, 2010 and 2011 was determined using the simplified calculation ((vesting term + original contractual term)/2). For the majority of grants valued, the options had graded vesting over 4 years (equal vesting of options annually) and the contractual term was 10 years. Historically, based on the applicable provisions of U.S. GAAP and other relevant guidance, we did not believe we had sufficient historical experience to provide a reasonable basis with which to estimate the expected term and determined the use of the simplified method to be the most appropriate method. Beginning with the next significant option grant, we believe that we have accumulated sufficient exercise activity and we expect to derive our expected term from historical experience.

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

Long-Term Investment

We generally account for investments in non-consolidated entities using either the cost or equity methods of accounting, as appropriate under U.S. GAAP. During the year ended December 31, 2012, we purchased additional preferred stock in White Sky, Inc. (“White Sky”). This resulted in us having 9.1 million of convertible preferred stock of White Sky at a total cost of $9.6 million. We concluded that the convertible preferred stock do not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment with the investment measured initially at cost.

We regularly review our investments for indications that fair value is less than the carrying value, that is other than temporary. For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments using the income approach based on discounted cash flows or market based approach. We use various assumptions when determining the expected discounted cash flows including an appropriate cost of capital, long-term growth rate and intentions for how long we will hold the investments. Our investments are impaired if the fair value of the investments is less than carrying value. The amount of any impairment charges is recorded in our consolidated statements of operations in the applicable period.

Derivative Financial Instruments

We account for all derivative instruments on the balance sheet at fair value, and follow accounting guidance for hedging instruments, which depend on the nature of the hedge relationship. All financial instrument positions are intended to be used to reduce risk by hedging an underlying economic exposure. During the year ended December 31, 2008, we entered into certain interest rate swap transactions that converted our variable-rate debt to fixed-rate debt. Our interest rate swaps were related to variable interest rate risk exposure associated with our long-term debt and were intended to manage this risk. During the year ended December 31, 2010, we prepaid the remaining principal balance on the term loan and revolving credit facility under our Credit Agreement and terminated the related interest rate swaps. We did not have any derivative instruments in the years ended December 31, 2011 and 2012. The effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in our consolidated balance sheets. The ineffective portion of the interest rate swaps is recorded in other expense in our consolidated statements of operations.

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

We account for derivative instruments and short-term U.S. treasury securities using recurring fair value measures. Our goodwill, intangible and long-lived assets, which includes our long term investment, are subject to non-recurring fair value measures.

For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments.

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

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2010 and 2011. During the year ended December 31, 2012, as part of our regular review of capitalized software projects in accordance with U.S. GAAP, we, together with a particular client, reassessed a custom software development effort related to a web based platform prior to it being placed in service, and therefore recorded a charge of $1.2 million, which was the total capitalized balance.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. In the years ended December 31, 2011 and 2012, we repurchased 1.7 million and 71 thousand shares, respectively, of our common stock.

Segment Reporting

We have three reportable operating segments through the year ended December 31, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

3.	Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In May 2011, an update was made to “Fair Value Measurement”. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our consolidated financial statements.

In June 2011, an update was made to “Comprehensive Income”. This update was further amended in December 2011 in order to defer the changes that relate to the presentation of reclassification adjustments. In this update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the exception of the amendments that relate to the presentation of reclassification adjustments which have been deferred. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and due to the lack of, and immateriality of, comprehensive income historically and in the year ended December 31, 2012, we are not required to present comprehensive income and therefore, have not adjusted our financial statement presentation or the related notes.

In September 2011, an update was made to “Intangibles — Goodwill and Other”. This update is intended to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have adopted the provisions of this update as of January 1, 2012 and there was no material impact to our consolidated financial statements.

In July 2012, an update was made to “Intangibles — Goodwill and Other”. This update is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determining whether it is necessary to perform the quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We have adopted the provisions of this update as of September 30, 2012 and due to the lack of indefinite-lived intangible assets there was no impact to our consolidated financial statements.

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

For the years ended December 31, 2010, 2011 and 2012, options to purchase 2.3 million, 263 thousand and 318 thousand shares of common stock, respectively, have been excluded from the computation of diluted income per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of basic earnings per common share to diluted earnings per common share is as follows (in thousands, except per share data):

	2010	2011	2012
Income from continuing operations	$14,876	$18,625	$19,700
Income from discontinued operations	5,489	0	0

Net income available to common shareholders — basic and diluted	$20,365	$18,625	$19,700

Weighted average common shares outstanding — basic	17,709	17,214	17,807
Dilutive effect of common stock equivalents	703	1,953	1,204

Weighted average common shares outstanding — diluted	18,412	19,167	19,011

Basic earnings per common share:
Income from continuing operations	$0.84	$1.08	$1.11
Income from discontinued operations	$0.31	$0	$0

Basic earnings per common share	$1.15	$1.08	$1.11
Diluted earnings per common share:
Income from continuing operations	$0.81	$0.97	$1.04
Income from discontinued operations	$0.30	$0	$0

Diluted earnings per common share	$1.11	$0.97	$1.04

5.	Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the years ended December 31, 2011 or 2012.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not hold any instruments that are measured at fair value on a recurring basis as of December 31, 2011 or 2012. The fair value of our instruments measured on a non-recurring basis during the year ended December 31, 2012, are as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Long-Term Investment	$8,924	$0	$0	$8,924	$(653)

The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Inputs	Quantitative Inputs Used
Long-Term Investment	$8,924	Discounted cash flow	Weighted average cost of capital	35%
			Long-term revenue growth rate	3%
		Option pricing model	Volatility	55%
			Risk free rate	0.55%
			Term until liquidation event	4.00

During the year ended December 31, 2012, we estimated the fair value of our long-term investment in White Sky, Inc. using the income approach based on discounted cash flows to derive the fair value of equity of White Sky. We do not believe the market or cost approach is appropriate in this instance for the investment in an early-stage development entity. In order to allocate the fair value between all the security holders of White Sky’s equity, we then used the option pricing model to determine the fair value of our investment. Based on this analysis, we determined that the fair value of our cost basis investment was less than the carrying value and therefore, we recognized an impairment charge of approximately $653 thousand, which is included in goodwill, intangible and long-lived asset impairment charges in our consolidated statements of operations. The estimated fair value of our investment is dependent on several significant assumptions, including earnings projections, cost of capital, estimates of the volatility of White Sky’s equity and how long we will hold the investment. Changes to any of these assumptions could have a significant impact in the estimated fair value and in our consolidated financial statements and result in a fair value estimate either higher or lower than our carrying value.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	December 31, 2011	December 31, 2012
	(In thousands)
Prepaid services	$1,030	$1,026
Other prepaid contracts	4,223	2,372
Other	1,187	1,742

	$6,440	$5,140

During the year ended December 31, 2011, we made an advance payment of $1.3 million to satisfy remaining required royalties under a commercial agreement with a related party for the year ended December 31, 2012.

7.	Deferred Subscription Solicitation Costs

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheet as of December 31, 2012 and December 31, 2011 was $8.5 million and $16.3 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our consolidated balance sheet and include $240 thousand and $1.9 million for the years ended December 31, 2012 and 2011, respectively. The current portion of the prepaid commissions are included in the deferred subscription solicitation costs, and were $1.4 million and $4.7 million as of December 31, 2012 and 2011, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2010, 2011 and 2012 were $61.8 million, $44.9 million and $24.2 million, respectively. Marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral for the years ended December 31, 2010, 2011 and 2012 were $9.8 million, $5.5 million and $4.6 million, respectively.

8.	Property and Equipment

Property and equipment consist of the following as of:

	December 31, 2011	December 31, 2012
	(In thousands)
Machinery and equipment	$25,607	$25,362
Software	41,106	39,396
Software development-in-progress	1,217	1,733
Furniture and fixtures	1,810	1,607
Leasehold improvements	4,354	4,447
Building	725	725
Land	25	25

	74,844	73,295
Less: accumulated depreciation	(51,026)	(55,979)

Property and equipment — net	$23,818	$17,316

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of fixed assets and software for the years ended December 31, 2010, 2011 and 2012 were $8.1 million, $9.0 million and $9.7 million, respectively. During the year ended December 31, 2011 and 2012, we had retirements that impacted our property and equipment and accumulated depreciation balances by $2.9 million and $4.8 million, respectively.

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2010 and 2011. During the year ended December 31, 2012, as part of our regular review of capitalized software projects in accordance with U.S. GAAP, we, together with a particular client reassessed a custom software development effort related to a web based platform prior to it being placed in service, and therefore recorded a charge of $1.2 million, which was the total capitalized balance. In the years ended December 31, 2011 and 2012, we received cash as reimbursement for certain internal software project work. Therefore, we reduced certain asset values by approximately $1.2 million and $157 thousand in the years ended December 31, 2011 and 2012, respectively.

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31, 2011	December 31, 2012
	(In thousands)
Leased property consisting of machinery and equipment	$3,747	$3,747
Leased property consisting of software	3,015	778

Leased property	6,762	4,525
Less: accumulated depreciation	(3,103)	(2,390)

Leased property, net	$3,659	$2,135

During the year ended December 31, 2011, we entered into additional capital leases for fixed assets of $318 thousand, which impacted the leased property balance. We did not enter into any capital leases in the year ended December 31, 2012.

9.	Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of a privately held company. During the three months ended June 30, 2012, we purchased additional shares of preferred stock in White Sky, for which we paid $2.3 million in cash and $3.0 million in additional non-cash consideration. The non-cash consideration consisted of the cancellation of an existing joint marketing arrangement. Based on our analysis, we accounted for this non-cash consideration as deferred revenue and determined that it should be amortized on a straight line basis over two years. This additional investment resulted in us owning 9.1 million convertible preferred shares of White Sky at a total cost of $9.6 million. Based on our analysis, we concluded that the convertible preferred stock do not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis. We also have vested warrants to purchase additional shares of White Sky’s convertible preferred stock. The warrants, if exercised, would not have a material impact on our consolidated financial statements.

During the three months ended December 31, 2012, we estimated the fair value of our long-term investment in White Sky, Inc. using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value and

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, we recognized an impairment charge of approximately $653 thousand, which is included in goodwill, intangible and long-lived asset impairment charges in our consolidated statements of operations.

10.	Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2011	Impairment	Net Carrying Amount at December 31, 2011
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Online Brand Protection	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

	December 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2012	Impairment	Net Carrying Amount at December 31, 2012
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Online Brand Protection	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

We performed our required annual impairment test as of October 31, 2012. We estimated fair value using a weighting between the income and market based approaches. The implied fair value of the reporting units, at October 31, 2012, was in excess of the carrying value. Therefore, goodwill in the reporting unit was not impaired and the second step of the impairment test was not necessary.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our intangible assets consisted of the following (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(27,777)	$0	$11,069
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(33,765)	$0	$11,069

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(31,319)	$0	$7,527
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(37,307)	$0	$7,527

During the years ended December 31, 2011 and 2012, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are generally amortized over a period of three to ten years. For the years ended December 31, 2010, 2011 and 2012 we had an aggregate amortization expense from continuing operations of $6.7 million, $3.8 million and $3.5, respectively, which were included in amortization expense in our consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the years ending December 31,
2013	$3,483
2014	3,437
2015	428
2016	179
2017	0

$7,527

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Assets

The components of our other assets are as follows:

	December 31, 2011	December 31, 2012
	(In thousands)
Prepaid royalty payments	$75	$75
Prepaid contracts	281	318
Prepaid commissions	1,859	239
Assets held for use	1,408	1,397
Other	1,719	2,100

	$5,342	$4,129

In the three months ended December 31, 2012, we entered into a senior secured convertible promissory note with a licensing partner. Under the note agreement we are owed principal of $500 thousand and simple interest to accrue at 6% payable upon the maturity date of December 31, 2015.

12.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	December 31, 2011	December 31, 2012
	(In thousands)
Accrued marketing	$2,099	$1,880
Accrued cost of sales, including credit bureau costs	5,720	6,598
Accrued general and administrative expense and professional fees	3,794	3,764
Insurance premiums	846	725
Other	1,322	1,115

	$13,781	$14,082

13.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31, 2011	December 31, 2012
	(In thousands)
Accrued payroll	$660	$397
Accrued benefits	2,227	2,247
Accrued severance	2,320	296

	$5,207	$2,940

In the year ended December 31, 2011, we recorded approximately $2.3 million of severance and severance-related benefits for involuntary terminations. In the year ended December 31, 2012, we paid severance and severance related benefits of $2.8 million and recorded approximately $839 thousand of additional expense for severance and severance-related benefits for involuntary terminations.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

The components of income tax benefit (expense) from continuing operations for the three years ended December 31, 2010, 2011 and 2012 are as follows:

	2010	2011	2012
	(In thousands)
Current:
Federal	$(12,729)	$(14,512)	$(14,694)
State	(2,177)	(2,765)	(2,346)

Total current income tax expense	(14,906)	(17,277)	(17,040)

Deferred:
Federal	5,011	3,485	2,837
State	557	560	305

Total deferred income tax benefit	5,568	4,045	3,142

Total income tax expense	$(9,338)	$(13,232)	$(13,898)

Deferred tax assets and liabilities as of December 31, 2011 and 2012, consist of the following:

	2011	2012
	(In thousands)
Deferred tax assets:
Reserves and accrued expenses	$6,300	$7,027
Intangible assets	1,902	523
NOL and capital loss carryforwards	4,662	4,748

Total deferred tax assets	12,864	12,298

Deferred tax liabilities:
Prepaid expenses	(6,366)	(3,307)
Property, plant, and equipment	(4,254)	(3,616)

Total deferred tax liabilities	(10,620)	(6,923)
Valuation allowances	(4,562)	(4,551)

Net deferred tax (liability) asset	$(2,318)	$824

We have state net operating loss carryforwards of $423 thousand, which have begun to expire. We also have a capital loss carryforward generated from the sale of SI of $4.3 million, which will expire in 2015. Realization of deferred tax assets related to net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. We have established a valuation allowance against deferred tax assets, primarily the capital loss carryforward and $210 thousand of our state net operating loss carryforwards, that we believe cannot be utilized in the foreseeable future. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax from continuing operations from the statutory rate is as follows (in thousands):

	December 31,
	2010	2011	2012
Tax expense at statutory rate	$(8,475)	$(11,150)	$(11,759)
State income tax, (benefit) net of federal benefit	(641)	(1,409)	(1,236)
Nondeductible executive compensation	(218)	(393)	(872)
Valuation allowances	(194)	44	10
Change in uncertain tax positions	72	0	61
Other	118	(324)	(102)

Net tax expense	$(9,338)	$(13,232)	$(13,898)

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2012 was 41.4% as compared to 41.5% in the year ended December 31, 2011. The slight decrease in the effective tax rate is primarily due to a decrease in state tax expense partially offset by an increase in book expenses which are not deductible for income tax purposes.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	December 31,
	2010	2011	2012
Unrecognized tax benefit -January 1	$225	$181	$860
Gross increases, tax positions in current period	0	0	0
Gross increases, tax positions in prior period	0	711	0
Gross decreases, tax positions in prior period	0	(32)	0
Decreases related to settlements with taxing authorities	(44)	0	(144)
Lapse of the statute of limitations	0	0	(37)

Unrecognized tax benefit -December 31	$181	$860	$679

The balance of the unrecognized tax benefits as of December 31, 2012, if recognized, would not have a significant impact on our annual effective rate.

During the year ended December 31, 2012, we decreased our gross unrecognized tax benefits primarily related to settlement with a state taxing authority. During the year ended December 31, 2011 we increased our gross unrecognized tax benefits primarily related to an uncertain tax position on the timing of deductions for certain legal expenses. During the year ended December 31, 2010, we increased and subsequently, reduced our gross unrecognized tax benefits by $4.2 million primarily related to an uncertain tax position in a foreign jurisdiction. Upon further analysis, it was determined that this item did not meet the recognition requirement for providing a tax reserve.

We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements. The accrual for estimated penalties is included as a component of other long-term liabilities in our consolidated balance sheet. We did not accrue penalties in the year ended December 31, 2010. In the year ended December 31, 2011, we increased penalties and subsequently, paid penalties of $10 thousand. We did not accrue penalties in the year ended December 31, 2012.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheet. In the years ended December 31, 2010, 2011 and 2012, we have interest expense of $10 thousand, $54 thousand and $25 thousand, respectively as a result of our gross increases to our unrecognized tax benefit. In the years ended December 31, 2010 and 2012, we decreased interest expense $7 thousand and $52 thousand, respectively as a result of our gross decreases to our unrecognized tax benefit. We did not have a net decrease to interest expense in the year ended December 31, 2011.

The company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2012, we were subject to examination in the U.S. federal tax jurisdiction for the 2009-2011 tax years and various state jurisdictions for the 2001-2011 tax years. We are not currently under audit in any federal or state jurisdiction.

In the year ended December 31, 2013, we do not expect our unrecognized tax benefits to change by a material amount.

15.	Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members.

We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $870 thousand, $878 thousand and $865 thousand for the years ended December 31, 2010, 2011 and 2012, respectively. These amounts are included within cost of revenue and general and administrative expense in the accompanying consolidated statements of operations.

We have a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. As of December 31, 2011 and 2012, we owed $72 thousand and $176 thousand to DMS, respectively.

Lazard Freres & Co, LLC.    A managing director of Lazard Freres & Co (“Lazard”) serves as one of our board members. For the years ended December 31, 2011 and 2012, we did not remit any payments to Lazard. For the year ended December 31, 2010, we paid $300 thousand to Lazard for various professional services in connection with possible strategic alternatives. As of December 31, 2011 and 2012, there were no amounts due to Lazard.

White Sky, Inc.    We have an investment in White Sky and a commercial agreement to incorporate and market their service into our fraud and identity theft protection product offerings. For the years ended December 31, 2010 and 2011, under the amended commercial agreement we paid $1.5 million and $2.6 million to White Sky, respectively. The payments made in the year ended December 31, 2011, include an advance payment of $1.3 million to satisfy remaining required royalties for the year ended December 31, 2012. Therefore, during the year ended December 31, 2012, we did not remit any payments to White Sky. During the year ended December 31, 2010, we paid an additional $1.0 million in cash for an additional preferred stock investment in White Sky. See Note 9 for further information. As of December 31, 2011 and 2012, there were no amounts due to White Sky.

16.	Debt and Other Financing

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A., which has a maturity date of November 15, 2015. Our Credit Agreement currently consists of a revolving

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of stock in membership interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.

The amended Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios, customary covenants, representations and warranties, funding conditions and events of default. In addition, the amended Credit Agreement permits us to make share repurchases under announced stock repurchase programs, without lender consent, so long as the total amount repurchased does not exceed a specified maximum dollar amount and we maintain a minimum liquidity at the time of the repurchase We believe we are currently in compliance with all such covenants.

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

17.	Derivative Financial Instruments

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

The Effect of Derivative Instruments on the Statements of Operations

Cash Flow Hedge Relationships Year Ended December 31,	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2011	2012	2010		2011	2012
	In thousands of dollars
Interest rate contracts	$291	$0	$0	$(541)		$0	$0

Total	$291	$0	$0	$(541	)(1)	$0	$0

	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedge Relationships Year Ended December 31,	2010	2011	2012
Interest rate contracts	$(565)	$0	$0

Total	$(565)	$0	$0

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect on the consolidated statements of operations of derivative instruments not designated as hedges is summarized as follows (in thousands):

		(Losses) Gains for the Years Ended
Derivatives not Designated as Hedging Instruments	Line Item in Statements of Operations	December 31, 2010	December 31, 2011	December 31, 2012
Interest rate contracts	Other income(expense), net	$(477)	$0	$0

Total		$(477)	$0	$0

18.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain fixed assets. The minimum fixed commitments related to all noncancelable leases are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
	(In thousands)
2013	$3,116	$861
2014	2,852	859
2015	2,648	656
2016	2,515	28
2017	2,497	0
Thereafter	3,921	0

Total minimum lease payments	$17,549	2,404

Less: amount representing interest		(174)

Present value of minimum lease payments		2,230
Less: current obligation		(766)

Long term obligations under capital lease		$1,464

We did not enter into any capital leases in the year ended December 31, 2012. Rental expenses included in general and administrative expenses were $2.7 million, $2.9 million and $2.9 million for the years ended December 31, 2010, 2011 and 2012, respectively.

As of December 31, 2010 the rental expenses included in loss from discontinued operations in our consolidated statements of operations were $404 thousand. These amounts related to SI, which was sold on July 19, 2010.

Legal Proceedings

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Bank of America then moved to dismiss the claims. The motion to dismiss was granted with prejudice on October 1, 2012. The plaintiffs filed a notice of appeal, which appeal is pending before the United States Court of Appeals for the Ninth Circuit.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. has been granted an extension of time in which to respond to the complaint .

The company may become involved in litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of December 31, 2012, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

Other

We have entered into various software licenses, marketing and operational commitments for several years totaling $54.5 million as of December 31, 2012. In January 2013, we entered into a new contract with a credit reporting agency, in which we will make non-refundable minimum payments totaling $25.0 million and $25.9 million in the years ending December 31, 2013 and 2014, respectively.

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We are in the process of determining what obligations, if any, we have to these state taxing authorities. It is not possible to predict the maximum potential amount of future payments due to the unique facts and circumstances involved. To date, we have not been required to make any material payments. Without the benefit of an agreement with any state, we are unable to estimate a possible loss or range of loss at this time.

19.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	December 31, 2011	December 31, 2012
	(In thousands)
Deferred rent	$3,353	$3,581
Unamortized portion of non-cash consideration exchanged for additional investment	0	618
Uncertain tax positions, interest and penalties not recognized	957	748
Accrued general and administrative expenses	9	0
Other	437	0

	$4,756	$4,947

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the year ended December 31, 2011, we recorded a contingent liability, which was settled in the year ended December 31, 2012, for approximately $376 thousand. As part of the additional investment in White Sky, we recorded $1.2 million related to the long-term portion of non-cash consideration, which was recorded as deferred revenue in the three months ended June 30, 2012. In the year ended December 31, 2012, we recognized $618 thousand of the non-cash consideration as revenue. See Note 9 for additional information.

20.	Stockholders’ Equity

Outstanding Securities

Our authorized capital stock consists of 50 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2011 and 2012, there were approximately 17.3 and 18.0 million shares of our common stock outstanding and no shares of preferred stock outstanding. The board of directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. We do not have any outstanding warrants to purchase common shares. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2012, we had approximately $19.3 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases up to $3.0 million of our common stock. The repurchase plan commenced on December 1, 2012 and will remain in effect until May 31, 2013 but may be limited or terminated by us at any time without prior notice. In addition, on May 18, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, to facilitate repurchases of up to $2.5 million of our common stock. The repurchase plan commenced on June 10, 2012 and ended on July 31, 2012. During the year ended December 31, 2012, we repurchased 71 thousand shares of common stock at a weighted average price of $10.37 per share resulting in an aggregate cost to us of $744 thousand. During the year ended December 31, 2011, we repurchased approximately 1.7 million shares of common stock at a purchase price of $11.25 per share resulting in an aggregate cost to us of $19.6 million.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

The following summarizes our dividend activity for the years ended December 31, 2011 and 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 7, 2011	February 28, 2011	March 10, 2011	$0.15
April 21, 2011	May 31, 2011	June 10, 2011	$0.15
August 2, 2011	August 31, 2011	September 9, 2011	$0.20
November 9, 2011	November 30, 2011	December 9, 2011	$0.20

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

As part of the $0.20 cash dividend on November 30, 2012, we paid a one-time special cash dividend of $0.50 per share on our common stock.

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of December 31, 2012, options to purchase 8 thousand shares were outstanding under the 1999 Plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock, and options to purchase 452 thousand shares are remaining to be granted. As of December 31, 2012, options to purchase 1.0 million shares are outstanding under the 2004 Plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and Stockholders in May 2011. As of December 31, 2012, we have 1.8 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.4 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total stock based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2010, 2011 and 2012 was $2.5 million, $2.3 million and $2.0 million, respectively. We reduced our share-based compensation expense for stock options by $227 thousand for involuntary terminations in the year ended December 31, 2011. Total share-based compensation expense recognized for stock options included in gain on disposal of discontinued operations in our consolidated statement of operations, for the year ended December 31, 2010 was $53 thousand.

The following table summarizes the Company’s stock option activity:

	2010		2011		2012			Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
							(In thousands)	(In years)
Outstanding, beginning of year	3,806,052	$6.49	3,795,057	$5.79	2,071,606	$6.14
Granted	724,335	4.36	150,000	13.74	0	0.0
Canceled	(635,179)	8.45	(1,079,559)	6.43	(258,554)	6.62
Exercised	(100,151)	5.21	(793,892)	5.50	(292,826)	4.74

Outstanding, end of year	3,795,057	$5.79	2,071,606	$6.14	1,520,226	$6.33	$6,334	5.90

Exercisable at end of the year	1,388,008	$8.67	479,618	$10.19	700,169	$7.66	$2,410	5.17

There were no options granted during the year ended December 31, 2012. The weighted average grant date fair value of options granted, based on the Black Scholes method, during the years December 31, 2010 and 2011 was $2.80 and $6.53, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $671 thousand, $21.5 million and $3.0 million, respectively.

In the year ended December 31, 2012, certain participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 202 thousand shares were exercised, of which the cumulative net shares issued to the participants were 66 thousand and 136 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as included in withholding tax payments in our consolidated statement of cash flows, for this net withhold option exercise method was $426 thousand.

In the year ended December 31, 2011, certain participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 1.5 million shares were exercised, of which the cumulative net shares issued to the participants were 630 thousand and 883 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as included in withholding tax payments in our consolidated statement of cash flows, for this net withhold option exercise method was $7.9 million.

As of December 31, 2012, there was $1.4 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.52 years.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(In years)
$0 — $5.00	913,417	6.30	$3.62	329,095	$3.52
$5.01 — $10.00	330,261	6.20	6.56	169,526	6.88
$10.01 — $15.00	172,750	5.84	13.95	97,750	13.18
$15.01 — $20.00	103,798	1.53	16.85	103,798	16.85
Greater than $20.00	0	0	0	0	0

	1,520,226	5.90	$6.33	700,169	$7.66

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

	2010		2011		2012
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,562,108	$4.32	1,943,808	$4.62	2,018,285	$6.83
Granted	1,015,205	4.34	959,189	10.15	655,491	10.24
Canceled	(260,567)	4.52	(462,072)	5.99	(348,861)	6.08
Vested	(372,938)	5.79	(422,640)	5.13	(452,573)	5.84

Outstanding, end of year	1,943,808	$4.62	2,018,285	$6.83	1,872,342	$7.74

The weighted average contractual life for restricted stock units for the years ended December 31, 2010, 2011 and 2012 was 2.6 years, 2.3 years and 2.0 years, respectively.

Total stock based compensation recognized for restricted stock units in our consolidated statements of operations for the years ended December 31, 2010, 2011 and 2012 was $3.2 million, $4.3 million and $4.8 million, respectively. We reduced our share-based compensation expense for restricted stock units by $500 thousand for involuntary terminations in the year ended December 31, 2011. Total share-based compensation expense recognized for restricted stock units included in gain on disposal of discontinued operations in our consolidated statement of operations, for the year ended September 30, 2010 was $78 thousand.

In the year ended December 31, 2010, there were two restricted stock unit grants, at the vesting date, that were paid in cash rather than stock to recipients at the election of the Company. Total cash paid was $970 thousand, which did not exceed the fair value on the settlement date.

As of December 31, 2012, there was $9.7 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

Year Ended December 31, 2010
Revenue	$12,907

Loss before income taxes from discontinued operations	$(158)
Income tax expense	(221)

Loss from discontinued operations	(379)
Gain on disposal from discontinued operations	5,868
Net loss attributable to noncontrolling interest in discontinued operations	0

Income from discontinued operations	$5,489

We did not record an income tax benefit on the tax loss on disposal in the year ended December 31, 2010, as the income tax benefit was not deemed to be realizable within the foreseeable future under U.S. GAAP.

22.	Employee Benefit Plan

In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covered substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. The 401(k) Plan provides for matching $0.50 per dollar on the first 6% of the employee’s contribution. The employer matching was subsequently suspended and there were no expenses under the 401(k) Plan for the years ended December 31, 2010 and 2011 respectively. In the year ended December 31, 2012, the program was reinstated and we had expenses of $505 thousand. Eligible employees vested in employer contributions 20% per year of service and were fully vested after five years of service.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Major Clients

As discussed in Notes 1 and 2, we market credit and personal information and identity theft protection services to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total consolidated revenue, is as follows:

	2010	2011	2012
Citibank	10%	8%	8%
Bank of America (includes MBNA)	56%	52%	47%

Accounts receivable related to these clients totaled $10.4 million and $7.9 million at December 31, 2011 and 2012, respectively.

24.	Segment and Geographic Information

We have three reportable operating segments through the year ended December 31, 2012. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. In addition, until the sale of Screening International, LLC on July 19, 2010, we had a fourth reportable segment, our Background Screening segment, which included personnel and vendor background screening services.

The following table sets forth segment information for the years ended December 31, 2010, 2011 and 2012.

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(In thousands)
Year Ended December 31, 2010
Revenue	$361,570	$2,033	$533	$364,136
Depreciation	8,085	20	14	8,119
Amortization	6,690	26	0	6,716
Income (loss) from continuing operations before income taxes	26,607	(835)	(1,558)	24,214

Year Ended December 31, 2011
Revenue	$369,703	$2,299	$999	$373,001
Depreciation	8,947	19	75	9,041
Amortization	3,802	26	0	3,828
Income (loss) from continuing operations before income taxes	34,208	(1,110)	(1,241)	31,857

Year Ended December 31, 2012
Revenue	$346,103	$1,769	$1,314	$349,186
Depreciation	9,562	11	140	9,713
Amortization	3,516	26	0	3,542
Income (loss) from continuing operations before income taxes	35,633	(669)	(1,366)	33,598

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
As of December 31, 2011
Property, plant and equipment, net	$23,558	$17	$243	$23,818

Total assets	$161,927	$3,947	$877	$166,751

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
As of December 31, 2012
Property, plant and equipment, net	$15,931	$1,037	$348	$17,316

Total assets	$140,097	$5,365	$891	$146,353

The principal geographic area of our revenue and assets from continuing operations is the United States.

25.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended December 31, 2010:
Revenue	$91,489	$92,125	$89,326	$91,196
Income from operations	708	8,641	7,782	9,200
Income from continuing operations before income taxes	86	8,092	7,036	9,000
Net (loss) income	$(1,068)	$5,176	$10,304	$5,953
Year ended December 31, 2011:
Revenue	$90,445	$94,085	$94,328	$94,143
Income from operations	8,029	9,039	7,648	6,255
Income from continuing operations before income taxes	7,882	9,003	7,583	7,389
Net income	$4,584	$5,185	$4,622	$4,234
Year ended December 31, 2012:
Revenue	$90,232	$87,919	$86,653	$84,382
Income from operations	10,634	10,708	9,184	3,006
Income from continuing operations before income taxes	10,517	10,594	9,372	3,115
Net income	$6,226	$6,202	$5,662	$1,610

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

During the three months ended December 31, 2012, the reduction in income from operations was primarily due to increased general and administrative costs related to increased legal and payroll costs and non-cash impairment expenses on long-lived assets.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Subsequent Events

On March 15, 2013, we paid a cash dividend of $.20 per share on our common stock.

In January 2013, we entered into a new contract with a credit reporting agency, in accordance with which we will make non-refundable minimum payments totaling $25.0 million and $25.9 million in the years ending December 31, 2013 and 2014, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Allowance(1)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2012
Allowance for doubtful accounts	$14	$171	$150	$35
Year Ended December 31, 2011
Allowance for doubtful accounts	$42	$19	$47	$14
Year Ended December 31, 2010
Allowance for doubtful accounts(2)	$375	$58	$391	$42

(1)	The year ended December 31, 2010 includes a reduction of $75 thousand related to the sale of SI on July 19, 2010.

(2)	The deductions from allowance include $127 thousand related to write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name: Michael R. Stanfield
Title: Chief Executive Officer

Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013

/s/ John G. Scanlon John G. Scanlon	Executive Vice President (Chief Financial Officer)	March 18, 2013

/s/ Madalyn C. Behneman Madalyn C. Behneman	Senior Vice President (Principal Accounting Officer)	March 18, 2013

/s/ John M. Albertine John M. Albertine	Director	March 18, 2013

/s/ Thomas G. Amato Thomas G. Amato	Director	March 18, 2013

/s/ James L. Kempner James L. Kempner	Director	March 18, 2013

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 18, 2013

/s/ David A. McGough David A. McGough	Director	March 18, 2013

/s/ Norman N. Mintz Norman N. Mintz	Director	March 18, 2013

/s/ William J. Wilson William J. Wilson	Director	March 18, 2013