Form 10-Q
period 2013-03-31
INTERSECTIONS INC
filed 2013-05-09
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013 there were 21,133,315 shares of common stock, $0.01 par value, issued and 18,002,884 shares outstanding, with 3,130,431 shares of treasury stock.

Form 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$81,741	$90,232
Operating expenses:
Marketing	5,272	6,089
Commissions	20,158	24,516
Cost of revenue	27,174	26,211
General and administrative	21,007	19,403
Depreciation	2,061	2,494
Amortization	915	885

Total operating expenses	76,587	79,598

Income from operations	5,154	10,634
Interest expense	(76)	(151)
Other (expense) income, net	(272)	34

Income from operations before income taxes	4,806	10,517
Income tax expense	(2,600)	(4,291)

Net income	$2,206	$6,226

Basic earnings per common share	$0.12	$0.36
Diluted earnings per common share	$0.12	$0.33
Cash dividends paid per common share	$0.20	$0.20
Weighted average shares outstanding:
Basic	18,037	17,492
Diluted	19,028	18,736

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,015	$25,559
Accounts receivable, net of allowance for doubtful accounts of $65 (2013) and $35 (2012)	28,413	22,265
Prepaid expenses and other current assets	5,506	5,140
Income tax receivable	1,062	946
Deferred subscription solicitation costs	9,568	8,298

Total current assets	64,564	62,208

PROPERTY AND EQUIPMENT, net	15,948	17,316
DEFERRED TAX ASSET, net	1,024	3,014
LONG-TERM INVESTMENT	9,314	8,924
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	6,612	7,527
OTHER ASSETS	3,623	4,129

TOTAL ASSETS	$144,320	$146,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$757	$3,889
Accrued expenses and other current liabilities	18,762	14,082
Accrued payroll and employee benefits	4,669	2,940
Capital leases, current portion	707	766
Commissions payable	553	665
Deferred revenue	5,758	6,025
Deferred tax liability, net, current portion	2,190	2,190

Total current liabilities	33,396	30,557

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,268	1,464
OTHER LONG-TERM LIABILITIES	4,570	4,947

TOTAL LIABILITIES	39,234	36,968

COMMITMENTS AND CONTINGENCIES (see notes 13 and 15)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 21,133 (2013) and 20,880 (2012); shares outstanding 18,074 (2013) and 17,950 (2012)	211	209
Additional paid-in capital	117,794	119,443
Treasury stock, shares at cost; 3,059 (2013) and 2,930 (2012)	(31,545)	(30,295)
Retained earnings	18,626	20,028

TOTAL STOCKHOLDERS’ EQUITY	105,086	109,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,320	$146,353

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$2,206	$6,226
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	2,061	2,494
Amortization	915	885
Amortization of debt issuance cost	18	15
Provision for doubtful accounts	30	8
Share based compensation	1,519	1,841
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(623)	(1,083)
Accretion of interest on note receivable	(7)	0
Amortization of non-cash consideration exchanged for additional investment	(309)	0
Amortization of deferred subscription solicitation costs	4,805	7,368
Reduction to value of long-term investment	342	0
Foreign currency transaction (gains) losses, net	(13)	(26)
Changes in assets and liabilities:
Accounts receivable	(6,256)	(369)
Prepaid expenses and other current assets	(365)	(940)
Income tax, net	(116)	745
Deferred subscription solicitation costs	(5,952)	(4,623)
Other assets	462	273
Accounts payable	(3,017)	316
Accrued expenses and other current liabilities	4,670	1,238
Accrued payroll and employee benefits	1,289	(647)
Commissions payable	(111)	(5)
Deferred revenue	(267)	(202)
Deferred income tax, net	2,613	2,558
Other long-term liabilities	(69)	10

Cash flows provided by operating activities	3,825	16,082

CASH FLOWS USED IN INVESTING ACTIVITIES:
Exercise of warrants in long-term investment	(732)	0
Proceeds from reimbursements for property and equipment	0	157
Acquisition of property and equipment	(798)	(1,952)

Cash flows used in investing activities	(1,530)	(1,795)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distribution on vesting of restricted stock units	(1,849)	0
Purchase of treasury stock	(1,250)	0
Cash dividends paid on common shares	(3,608)	(3,513)
Repayments under Credit Agreement	0	(10,000)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	623	1,083
Capital lease payments	(254)	(450)
Cash proceeds from stock option exercises	5	95
Withholding tax payment on vesting of restricted stock units and stock option exercises	(1,506)	(1,774)

Cash flows used in financing activities	(7,839)	(14,559)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,544)	(272)
CASH AND CASH EQUIVALENTS — Beginning of period	25,559	30,834

CASH AND CASH EQUIVALENTS — End of period	$20,015	$30,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$74	$130

Cash paid for taxes	$104	$1,131

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$183	$463

Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$439	$613

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

We have three reportable operating segments through the period ended March 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

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

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, as filed in our Annual Report on Form 10-K.

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

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In some instances, we recognize revenue for the delivery of operational services including fulfillment events, information technology development hours or customer service minutes, rather than per customer fees.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2013 and December 31, 2012 totaled $672 thousand and $725 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2013, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Intangible assets subject to amortization may include customer, marketing and technology related intangibles, as well as trademarks. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or for a reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our condensed consolidated balance sheets. The long-term portion of the prepaid commissions is included in other assets in our condensed consolidated balance sheets. Amortization is included in commissions expense in our condensed consolidated statements of operations.

Share Based Compensation

We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. The active period for the 1999 Plan expired on August 24, 2009.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three months ended March 31, 2012 and 2013, we did not grant options.

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We apply a dividend yield based on our history and expectation of dividend payouts.

Expected Volatility. The expected volatility of options granted is estimated based solely upon our historical share price volatility. We will continue to review our estimate in the future.

Risk free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term. The expected term of options granted is based upon historical experience and represents the period of time that options granted are expected to be outstanding.

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. We may make changes to that estimate throughout the vesting period based on actual activity.

Long-Term Investment

We generally account for investments in non-consolidated entities using either the cost or equity methods of accounting, as appropriate under U.S. GAAP. We have a long-term investment in convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

We regularly review our investments for indications that fair value is less than the carrying value that is other than temporary. For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments using the income approach based on discounted cash flows or market based approach. We use various assumptions when determining the expected discounted cash flows including an appropriate cost of capital, long-term growth rate and intentions for how long we will hold the investments. Our investments are impaired if the fair value of the investments is less than carrying value.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three months ended March 31, 2013. See Note 16 for more information.

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

3. Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In December 2011, an update was made to “Property, Plant, and Equipment”. Under the amendments in this update, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. The amendments in this update should be applied on a prospective basis and are effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our condensed consolidated financial statements.

In December 2011, an update was made to “Balance Sheet”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our condensed consolidated financial statements.

In January 2013, an update was made to “Balance Sheet”. These amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments in this update are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods presented. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our condensed consolidated financial statements.

In February 2013, an update was made to “Comprehensive Income”. The amendments in this Update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our condensed consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In February 2013, an update was made to “Liabilities”. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: the amount the reporting entity agreed to pay on the basis of its arrangement amount with its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all period periods presented. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our condensed consolidated financial statements.

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

For the three months ended March 31, 2013 and 2012, options to purchase 303 thousand and 885 thousand shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic earnings per common share to diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except
	per share data)
Net income available to common shareholders — basic and diluted	$2,206	$6,226

Weighted average common shares outstanding — basic	18,037	17,492
Dilutive effect of common stock equivalents	991	1,244

Weighted average common shares outstanding — diluted	19,028	18,736

Earnings per common share:
Basic earnings per common share	$0.12	$0.36
Diluted earnings per common share	$0.12	$0.33

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

We did not hold any instruments that are measured at fair value on a recurring basis in the three months ended March 31, 2013 and the year ended December 31, 2012. For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three months ended March 31, 2013 or in the year ended December 31, 2012.

At March 31, 2013, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Prepaid services	$944	$1,026
Other prepaid contracts	2,757	2,372
Other	1,805	1,742

	$5,506	$5,140

7. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 was $9.7 million and $8.5 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheets and include $116 thousand and $240 thousand as of March 31, 2013 and December 31, 2012, respectively. The current portion of the prepaid commissions is included in the deferred subscription solicitation costs which were $1.0 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended March 31, 2013 and 2012 were $4.8 million and $7.4 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended March 31, 2013 and 2012, were $1.4 million and $985 thousand, respectively.

8. Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. During the three months ended March 31, 2013, we exercised 700 thousand vested warrants, at a total cost of $732 thousand, in order to purchase additional shares of convertible preferred stock in White Sky. This additional investment resulted in us owning 9.8 million convertible preferred shares of White Sky, of which the carrying value is approximately $9.3 million in our condensed consolidated balance sheets. In recording the payment of $732 thousand, we increased our long-term investment by $390 thousand and recorded the remaining $342 thousand to other income (expense), net in our condensed consolidated financial statements to more properly reflect the fair value analysis of White Sky, which was performed in the year ended December 31, 2012.

Based on our analysis, we concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis method of accounting. As of March 31, 2013, no indicators of impairment were identified and therefore we did not estimate the fair value of our long-term investment.

In addition, we exercised the remaining 700 thousand vested warrants in April 2013, for a total of $732 thousand, in order to purchase additional shares of White Sky’s convertible preferred stock. We are currently in the process of estimating the impact to the condensed consolidated statements of operations for this additional transaction.

9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2013	Impairment	Net Carrying Amount at March 31, 2013
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Online Brand Protection	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

	December 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2012	Impairment	Net Carrying Amount at December 31, 2012
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Online Brand Protection	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

During the three months ended March 31, 2013, we did not identify any triggering events related to our goodwill and therefore, were not required to test our goodwill for impairment. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.

Our intangible assets consisted of the following (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(32,234)	$0	$6,612
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(38,222)	$0	$6,612

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(31,319)	$0	$7,527
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(37,307)	$0	$7,527

Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2013 and 2012, we incurred aggregate amortization expense of $915 thousand and $885 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2013	$2,592
For the years ending December 31:
2014	3,413
2015	428
2016	179
2017	0
Thereafter	0

$6,612

10. Other Assets

The components of our other assets are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Prepaid contracts	$266	$318
Prepaid commissions	116	239
Assets held for use	1,394	1,397
Other	1,847	2,175

	$3,623	$4,129

11. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Accrued marketing	$2,287	$1,880
Accrued cost of sales, including credit bureau costs	10,659	6,598
Accrued general and administrative expense and professional fees	4,445	3,764
Insurance premiums	672	725
Other	699	1,115

	$18,762	$14,082

12. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Accrued payroll	$1,232	$397
Accrued benefits	2,526	2,247
Accrued severance	911	296

	$4,669	$2,940

In the three months ended March 31, 2013, we paid severance and severance related benefits of $119 thousand and recorded an additional $733 thousand of expense for severance and severance-related benefits for involuntary terminations.

13. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining nine months ending December 31, 2013	$2,326	$577
For the years ending December 31:
2014	2,852	859
2015	2,648	656
2016	2,515	28
2017	2,497	0
2018	2,597	0
Thereafter	1,324	0

Total minimum lease payments	$16,759	2,120

Less: amount representing interest		(145)

Present value of minimum lease payments		1,975
Less: current obligation		(707)

Long term obligations under capital lease		$1,268

We did not enter into any capital leases in the three months ended March 31, 2013. Rental expenses included in general and administrative expenses were $725 thousand and $719 thousand for the three months ended March 31, 2013 and 2012, respectively.

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

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. has filed a motion for a more definite statement of the complaint.

The company may become involved in litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of March 31, 2013, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

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

14. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Deferred rent	$3,509	$3,581
Unamortized portion of non-cash consideration exchanged for additional investment	309	618
Uncertain tax positions, interest and penalties not recognized	752	748

	$4,570	$4,947

15. Debt and Other Financing

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A., which has a maturity date of November 15, 2015. Our Credit Agreement currently consists of a revolving credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.

The amended Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios, customary covenants, representations and warranties, funding conditions and events of default. In addition, the amended Credit Agreement permits us to make share repurchases under announced stock repurchase programs, without lender consent, so long as the total amount repurchased does not exceed a specified maximum dollar amount and we maintain a minimum liquidity at the time of the repurchase. We believe we are currently in compliance with all such covenants.

16. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2013 and 2012 was 54.1% and 40.8%, respectively. The increase from the comparable period is primarily due to the ratio of book expenses, that are not deductible for income tax purposes, to the decrease in income from operations before income tax. In addition, we placed a valuation allowance of $253 thousand against an existing deferred tax asset related to an impairment at White Sky that was recorded in the year ended December 31, 2012. We treated this as a discrete item to the interim provision and it has the effect of increasing the interim effective tax rate.

In addition, the total liability for uncertain tax positions increased by approximately $4 thousand from December 31, 2012. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheets. An immaterial portion of the amount impacted our consolidated effective tax rate for the three months ended March 31, 2013. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. We did not accrue penalties in the three months ended March 31, 2013 and 2012. In the three months ended March 31, 2013 and 2012, we recorded interest of $4 thousand and $6 thousand, respectively.

17. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of March 31, 2013, we had approximately $18.0 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases up to $3.0 million of common stock under our share repurchase program. The repurchase plan commenced on December 1, 2012 and was completed in May 2013. In the three months ended March 31, 2013, we repurchased approximately 129 thousand shares of common stock at a weighted average price of $9.66 per share resulting in an aggregate cost to us of $1.2 million. In the three months ended March 31, 2012, we did not repurchase any shares of common stock.

Dividends

The following summarizes our dividend activity for the three months ended March 31, 2013:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20

The following summarizes our dividend activity for the year ended December 31, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of March 31, 2013, there were options to purchase 8 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of March 31, 2013, we have 485 thousand shares of common stock available for future grants of awards under the 2004 Plan, and awards for approximately 990 thousand shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of March 31, 2013, we have 1.9 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 1.6 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total share based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended March 31, 2013 and 2012 was $360 thousand and $531 thousand, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2012	1,520,226	$6.33
Canceled	(56,083)	5.15
Exercised	(3,303)	4.31

Outstanding at March 31, 2013	1,460,840	$6.38	$5,961	5.62

Exercisable at March 31, 2013	963,089	$6.95	$3,523	5.22

There were no options granted during the three months ended March 31, 2012 and 2013.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $42 thousand and $300 thousand, respectively.

In the three months ended March 31, 2013, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 6 thousand shares were exercised, of which the cumulative net shares issued to the participants were 4 thousand and 2 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withhold option exercise method was $13 thousand.

In the three months ended March 31, 2012, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 28 thousand shares were exercised, of which the cumulative net shares issued to the participants were 8 thousand and 20 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withhold option exercise method was $23 thousand.

As of March 31, 2013, there was $810 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of .32 years.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended March 31, 2013 and 2012 was $1.2 million and $1.3 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2012	1,872,342	$7.74
Granted	5,000	8.55
Canceled	(269,893)	6.93
Vested	(434,624)	7.34

Outstanding at March 31, 2013	1,172,825	$8.08	1.95

In the three months ended March 31, 2013, a single restricted stock unit grant, at the vesting date, was paid in cash rather than stock, to recipients at the election of the company. The total cash paid was $1.8 million, which did not exceed the fair value on the settlement date.

As of March 31, 2013, there was $8.0 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

18. Related Party Transactions

We have an investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. For the three months ended March 31, 2013 and 2012, we did not remit any payments under the commercial agreement. In the three months ended March 31, 2013 and 2012, there were zero and $325 thousand, respectively, included in cost of revenue in our condensed consolidated statements of operations related to royalties for exclusivity and product costs. During the three months ended March 31, 2013, we exercised 700 thousand vested warrants in order to purchase additional shares of convertible preferred stock in White Sky, for which we paid $732 thousand. See Note 8 for further information.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $250 thousand and $288 thousand for the three months ended March 31, 2013 and 2012, respectively. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.

We have a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. As of March 31, 2013 we owed $144 thousand to DMS under this agreement. As of March 31, 2012 there were no amounts due to DMS.

19. Segment and Geographic Information

We have three reportable operating segments through the period ended March 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

The following table sets forth segment information for the three months ended March 31, 2013 and 2012:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
Three Months Ended March 31, 2013
Revenue	$81,132	$185	$424	$81,741
Depreciation	2,011	2	48	2,061
Amortization	865	50	0	915
Income (loss) from operations before income taxes	$5,632	$(599)	$(227)	$4,806
Three Months Ended March 31, 2012
Revenue	$89,402	$564	$266	$90,232
Depreciation	2,462	4	28	2,494
Amortization	878	7	—	885
Income (loss) from operations before income taxes	$10,968	$(91)	$(360)	$10,517
As of March 31, 2013
Property, plant and equipment, net	$14,355	$1,293	$300	$15,948

Total assets	$137,766	$5,596	$958	$144,320

As of December 31, 2012
Property, plant and equipment, net	$15,931	$1,037	$348	$17,316

Total assets	$140,097	$5,365	$891	$146,353

The principal geographic area of our revenue and assets from operations is the United States.

20. Subsequent Events

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on June 7, 2013, to stockholders of record as of May 29, 2013.

In addition, we exercised the remaining 700 thousand vested warrants in April 2013, for a total of $732 thousand, in order to purchase additional shares of White Sky’s convertible preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

Forward Looking Statements

Information contained in this discussion and analysis, other than historical information, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Form 10-K under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: the impact of foreign, federal, state and local laws and regulation, specifically laws and regulation affecting consumer marketing, financial products and services, financial institutions, credit information and consumer credit; the concentration of our products and services; the concentration of our suppliers and clients; our ability to continue our long-term business strategy, including growth through existing channels, products and services, development of new channels, products and services, acquisition and investments; demand for our services; our ability to maintain acceptable margins; our ability to maintain secure systems; our ability to control costs; the impact of competition; our ability to attract and retain qualified personnel; and the possibility that we may not make further dividend payments. A detailed discussion of these and other factors that may affect our future results is contained in our Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we have no intention or obligation to publicly update or revise any forward-looking statement unless required to do so by securities laws.

Overview

We have three reportable operating segments through the period ended March 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

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

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. For example, in the three months ended March 31, 2013 and 2012, approximately 45% and 73%, respectively, of our new subscribers and approximately 70% of our consumer products and services revenue were derived from agreements with U.S. financial institutions. Revenue from subscribers obtained through our largest client, Bank of America, as a percentage of consumer products and services revenue, constituting approximately 44% in 2013 and 49% in 2012. Financial institutions have ceased or substantially decreased their marketing of add-on or ancillary products, including our products, due to a number of factors, including increased regulatory scrutiny. As a result, our new subscriber additions were 48% lower in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. For additional information regarding our ongoing arrangements with Bank of America, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result our revenue decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and we expect our revenue and earnings to continue to decrease in 2013 as compared to 2012. For example, one of our financial institution clients under an indirect arrangement has indicated that it may exit the identity theft protection business through the cancellation, sale or other transition of its existing portfolio of approximately 600 thousand subscribers. We do not expect that the cancellation of these subscribers, if it occurs, will have a material incremental impact on our anticipated financial performance in 2013. We are increasing our level of marketing with non-financial institution clients and through our consumer direct marketing, but do not know whether we will be successful in replacing the subscribers and revenue we lose through cancellations and decreased marketing by financial institutions.

Other Data

The following table details other selected subscriber and financial data (in thousands):

	Three Months Ended March 31,
	2013	2012
Subscribers at beginning of period	4,489	4,946
New subscribers — indirect	35	188
New subscribers — direct	129	124
Cancelled subscribers within first 90 days of subscription	(48)	(73)
Cancelled subscribers after first 90 days of subscription	(284)	(422)
Reclassified subscribers****	(119)	0

Subscribers at end of period	4,202	4,763
Non-Subscriber Customers	3,502	4,340

Total Customers at end of period	7,704	9,103

Indirect subscribers	49.0%	50.6%
Direct subscribers	51.0%	49.4%

	100.0%	100.0%

Cancellations within first 90 days of subscription*	29.1%	23.3%
Cancellations after first 90 days of subscription**	20.9%	25.0%
Overall retention***	74.0%	72.0%

*	Percentage of cancellation within the first 90 days to subscriber additions for the period.
**	Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.
***	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.
****	During the three months ended March 31, 2013, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above, resulting in approximately 119 thousand customers being reclassified out of our Subscriber count and into our Non-Subscriber Customers.

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

During the year ended December 31, 2012, certain of our clients changed their customer billing and cancellation practices related to our products. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. As of March 31, 2013, we currently have 377 thousand subscribers on billing hold as a result of these changes.

Online Brand Protection

Through our subsidiaries, Net Enforcers and Intersections Business Intelligence Services, we provide corporate brand and product monitoring services including online channel monitoring, auction monitoring and other services. Our services utilize proprietary technology to search ecommerce retail sites for instances of specific brands and/or products, categorize each instance and report ecommerce market findings back to our clients. Our services are typically priced as monthly subscriptions for a defined set of monitoring services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month. In 2012, we began recognizing expenses in this segment for a new operating platform and business launched in early 2013.

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

We also provide services for which certain financial institution clients are the primary obligors directly to their customers. Revenue from these arrangements is recognized when earned, which is at the time we provide the service, generally on a monthly basis. In some instances, we recognize revenue for the delivery of operational services including fulfillment events, information technology development hours or customer service minutes, rather than per customer fees.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2013 and December 31, 2012 totaled $672 thousand and $725 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2013, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Intangible assets subject to amortization may include customer, marketing and technology related intangibles as well as trademarks. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, dependent upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

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

We have prepaid commission agreements with some of our clients. Under these agreements, we pay a commission on new subscribers in lieu of or for a reduction in ongoing commission payments. We amortize these prepaid commissions, on an accelerated basis, over a period of time not to exceed three years. The short-term portion of the prepaid commissions is included in deferred subscription solicitation costs in our condensed consolidated balance sheets. The long-term portion of the prepaid commissions is included in other assets in our condensed consolidated balance sheets. Amortization is included in commissions expense in our condensed consolidated statements of operations.

Share Based Compensation

We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. The active period for the 1999 Plan expired on August 24, 2009.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three months ended March 31, 2012 and 2013, we did not grant options.

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We apply a dividend yield based on our history and expectation of dividend payouts.

Expected Volatility. The expected volatility of options granted is estimated based solely upon our historical share price volatility. We will continue to review our estimate in the future.

Risk free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term. The expected term of options granted is based upon historical experience and represents the period of time that options granted are expected to be outstanding.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three months ended March 31, 2013.

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

Accounting Standards Updates Recently Adopted

In December 2011, an update was made to “Property, Plant, and Equipment”. Under the amendments in this update, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. The amendments in this update should be applied on a prospective basis and are effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our condensed consolidated financial statements.

In December 2011, an update was made to “Balance Sheet”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our condensed consolidated financial statements.

In January 2013, an update was made to “Balance Sheet”. These amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments in this update are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods presented. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our condensed consolidated financial statements.

In February 2013, an update was made to “Comprehensive Income”. The amendments in this Update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our condensed consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In February 2013, an update was made to “Liabilities”. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: the amount the reporting entity agreed to pay on the basis of its arrangement amount with its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all period periods presented. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our condensed consolidated financial statements.

Results of Operations

We have three reportable operating segments through the period ended March 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Online Brand Protection segment includes the corporate brand protection and business intelligence services provided by our subsidiaries Net Enforcers and Intersections Business Intelligence Services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical.

For a discussion of ongoing trends negatively affecting our business, please see “Item 1A. Risk Factors” and “Trends Due to Regulatory Environment” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012 (in thousands):

The condensed consolidated results of operations are as follows:

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
Three Months Ended March 31, 2013
Revenue	$81,132	$185	$424	$81,741
Operating expenses:
Marketing	5,272	0	0	5,272
Commissions	20,158	0	0	20,158
Cost of revenue	26,983	90	101	27,174
General and administrative	19,863	642	502	21,007
Depreciation	2,011	2	48	2,061
Amortization	865	50	0	915

Total operating expenses	75,152	784	651	76,587

Income (loss) from operations	$5,980	$(599)	$(227)	$5,154

Three Months Ended March 31, 2012
Revenue	$89,402	$564	$266	$90,232
Operating expenses:
Marketing	6,089	—	—	6,089
Commissions	24,516	—	—	24,516
Cost of revenue	26,064	126	21	26,211
General and administrative	18,320	506	577	19,403
Depreciation	2,462	4	28	2,494
Amortization	878	7	—	885

Total operating expenses	78,329	643	626	79,598

Income (loss) from operations	$11,073	$(79)	$(360)	$10,634

Consumer Products and Services Segment

Our income from operations for our Consumer Products and Services segment decreased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in income from operations is primarily due to decreased revenue from our direct marketing arrangements partially offset by a decrease in commissions expenses.

	Three Months Ended March 31,
	2013	2012	Difference	%
Revenue	$81,132	$89,402	$(8,270)	(9.3)%
Operating expenses:
Marketing	5,272	6,089	(817)	(13.4)%
Commissions	20,158	24,516	(4,358)	(17.8)%
Cost of revenue	26,983	26,064	919	3.5%
General and administrative	19,863	18,320	1,543	8.4%
Depreciation	2,011	2,462	(451)	(18.3)%
Amortization	865	878	(13)	(1.5)%

Total operating expenses	75,152	78,329	(3,177)	(4.1)%

Income from operations	$5,980	$11,073	$(5,093)	(46.0)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients, including Bank of America, to continue to halt, reduce or delay marketing. This was partially offset by continued increased revenue from our direct to consumer business and growth in certain indirect marketing arrangements. The growth in revenue from our direct to consumer business is primarily due to new subscribers added since the comparable period. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 80.5% for the three months ended March 31, 2013 from 82.7% in the three months ended March 31, 2012, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods. Further, financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 48% lower in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. We do not know whether the marketing of our products by those financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result, we expect our revenue and earnings to continue to decrease in 2013 as compared to 2012.

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$35,908	$43,557
Percentage of consumer and product services revenue	44.3%	48.7%

The decrease in revenue from Bank of America is primarily the result of the decrease in subscribers. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, except those subscribers who decided to voluntary cancel their subscriptions or were otherwise cancelled. For further discussion, please see our Annual Report on Form 10-K for the year ended December 31, 2012.

Total subscriber additions for the three months ended March 31, 2013 were 164 thousand compared to 312 thousand in the three months ended March 31, 2012.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended March 31,
	2013	2012
Percentage of subscribers from direct marketing arrangements to total subscribers	51.0%	49.4%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	78.7%	39.7%
Percentage of revenue from direct marketing arrangements to total customer revenue	80.5%	82.7%

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing and direct mail expenses such as printing and postage. The decrease in marketing expenses continues to be primarily a result of a decrease in marketing expenses for our direct subscription business with existing clients partially offset by an increase in marketing for our direct to consumer business. In future quarters, we expect our client related marketing expenses to continue to decline and our direct to consumer marketing to continue to increase. Amortization of deferred subscription solicitation costs related to marketing for the three months ended March 31, 2013 and 2012 were $3.9 million and $5.1 million, respectively. Marketing costs expensed as incurred for the three months ended March 31, 2013 and 2012 were $1.4 million and $985 thousand, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 6.5% for the three months ended March 31, 2013 from 6.8% for the three months ended March 31, 2012.

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

As a percentage of revenue, commission expenses decreased to 24.8% for the three months ended March 31, 2013 from 27.4% for the three months ended March 31, 2012.

Cost of Revenue. Cost of revenue consists of data costs, the costs of operating our customer service and fulfillment centers, and billing costs for subscribers and one-time transactional sales. The increase in cost of revenue expenses continues to be primarily the result of an increase in the effective rates for data, partially offset by lower volumes of data fulfillment and service costs for subscribers. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 33.3% for the three months ended March 31, 2013 compared to 29.2% for the three months ended March 31, 2012.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to higher legal costs, partially offset by lower payroll and professional fees. We incurred expenses for severance and severance-related benefits for the three months ended March 31, 2013 and 2012 of $734 thousand and $465 thousand, respectively. In addition, in the three months ended March 31, 2013, we decreased our software development costs that were capitalized.

Total share based compensation expense for the three months ended March 31, 2013 and 2012 were $1.5 million and $1.8 million, respectively. In addition, for the three months ended March 31, 2013 and 2012, we incurred compensation expense of $262 thousand and $436 thousand, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 24.5% for the three months ended March 31, 2013 from 20.5% for the three months ended March 31, 2012.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated during the year ended December 31, 2012.

As a percentage of revenue, depreciation expenses decreased to 2.5% for the three months ended March 31, 2013 from 2.8% for the three months ended March 31, 2012.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

As a percentage of revenue, amortization expenses increased slightly to 1.1% for the three months ended March 31, 2013 from 1.0% for the three months ended March 31, 2012.

Online Brand Protection Segment

Our loss from operations in our Online Brand Protection segment increased for the three months ended March 31, 2013 as compared to the three months year ended March 31, 2012 primarily due to a decrease in revenue and increased general and administrative expenses.

	Three Months Ended March 31,
	2013	2012	Difference	%
Revenue	$185	$564	$(379)	(67.2)%
Operating expenses:
Cost of revenue	90	126	(36)	(28.6)%
General and administrative	642	506	136	26.9%
Depreciation	2	4	(2)	(50.0)%
Amortization	50	7	43	614.3%

Total operating expenses	784	643	141	21.9%

Loss from operations	$(599)	$(79)	$520	658.2%

Revenue. Revenue has decreased as we discontinue support for certain legacy services and operating platforms contemporaneous with the launch of a new operations platform and business in early 2013. We expect revenue to increase as we successfully onboard new clients.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs and billing costs for subscribers. Cost of revenue decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

As a percentage of revenue, cost of revenue increased to 48.6% for the three months ended March 31, 2013 compared to 22.3% for the three months ended March 31, 2012.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, and program and account functions. The increase in general and administrative expenses is due to increased professional fees associated with the new operating platform and business we launched in early 2013.

As a percentage of revenue, general and administrative expenses increased to 347.0% for the three months ended March 31, 2013 from 89.7% for the three months ended March 31, 2012.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

As a percentage of revenue, amortization expenses increased to 27.0% for the three months ended March 31, 2013 from 1.2% for the three months ended March 31, 2012.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in loss from operations for the three months ended March 31, 2013 is primarily driven by growth in revenue.

	Three Months Ended March 31,
	2013	2012	Difference	%
Revenue	$424	$266	$158	59.4%
Operating expenses:
Cost of revenue	101	21	80	381.0%
General and administrative	502	577	(75)	(13.0)%
Depreciation	48	28	20	71.4%

Total operating expenses	651	626	25	4.0%

Loss from operations	$(227)	$(360)	$(133)	(36.9)%

Revenue. The increase in revenue is the result of revenue from new clients.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. The increase in cost of revenue is primarily due to increased unit costs of data fulfillment.

As a percentage of revenue, cost of revenue increased to 23.8% for the three months ended March 31, 2013 compared to 7.9% for the three months ended March 31, 2012.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The decrease in general and administrative expenses is primarily due to decreased software licensing and other expenses.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased from the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

As a percentage of revenue, depreciation increased to 11.3% for the three months ended March 31, 2013 compared to 10.5% for the three months ended March 31, 2012.

Interest Expense

Interest expense decreased to $76 thousand for the three months ended March 31, 2013 from $151 thousand for the three months ended March 31, 2012. The decrease is primarily attributable to the decrease in interest expense on our outstanding lease balances in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other Income (Expense)

Other expense was $272 thousand in the three months ended March 31, 2013 as compared to other income of $34 thousand in the three months ended March 31, 2012. The decrease was primarily due to an expense associated with reducing the value of the long-term investment that occurred in the three months ended March 31, 2013 by $342 thousand to more properly reflect the fair value analysis of White Sky, Inc., which was performed in the year ended December 31, 2012.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2013 and 2012 was 54.1% and 40.8%, respectively. The increase from the comparable period is primarily due to the ratio of book expenses that are not deductible for income tax purposes to the decrease in income from operations before income tax. In addition, we placed a valuation allowance of $253 thousand against an existing deferred tax asset related to an impairment at White Sky that was recorded in the year ended December 31, 2012. We treated this as a discrete item to the interim provision and it has the effect of increasing the interim effective tax rate.

In addition, the total liability for uncertain tax positions increased by approximately $4 thousand from December 31, 2012. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheets. An immaterial portion of the amount impacted our consolidated effective tax rate for the three months ended March 31, 2013. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. We did not accrue penalties in the three months ended March 31, 2013 and 2012. In the three months ended March 31, 2013 and 2012, we recorded interest of $4 thousand and $6 thousand, respectively.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $20.0 million as of March 31, 2013 compared to $25.6 million as of December 31, 2012. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of March 31, 2013 was $28.4 million compared to $22.3 million as of December 31, 2012. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer products and services clients billed, however, we do provide for an allowance for doubtful accounts with respect to corporate brand protection and bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from operations, amounts available (if any) under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $31.2 million as of March 31, 2013 compared to $31.7 million as of December 31, 2012. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Three Months Ended March 31,
	2013	2012	Difference
	(In thousands)
Cash flows provided by operating activities	$3,825	$16,082	$(12,257)
Cash flows used in investing activities	(1,530)	(1,795)	265
Cash flows used in financing activities	(7,839)	(14,559)	6,720

Net decrease in cash and cash equivalents	(5,544)	(272)	(5,272)
Cash and cash equivalents, beginning of period	25,559	30,834	(5,275)

Cash and cash equivalents, end of period	$20,015	$30,562	$(10,547)

The decrease in cash flows provided by operations was primarily the result of a decrease in revenue, an increase in expenses for data fulfillment and an increase in cash used for marketing for our direct to consumer business. This was partially offset by a reduction of cash used in marketing for our direct subscription business and a decrease in income tax payments. Cash paid for deferred subscription solicitation increased in the three months ended March 31, 2013 from the comparable period. In the three months ended March 31, 2013, cash flows used in operations for deferred subscription solicitation costs was $6.0 million as compared to $4.6 million in the three months ended March 31, 2012.

The decrease in cash flows used in investing activities for the three months ended March 31, 2013 was primarily attributable to a decrease in purchases of property and equipment, partially offset by the exercise of warrants in our long-term investment.

The decrease in cash flows used in financing activities for three months ended March 31, 2013 was primarily due to the timing of cash paid in the three months ended March 31, 2012 for long-term debt repayments, partially offset by the cash distribution for the vesting of restricted stock units and the purchase of treasury stock.

The following summarizes our dividend activity for the three months ended March 31, 2013:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20

The following summarizes our dividend activity for the year ended December 31, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on June 7, 2013, to stockholders of record as of May 29, 2013.

Credit Facility and Borrowing Capacity

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A., which has a maturity date of November 15, 2015. Our Credit Agreement currently consists of a revolving credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement.

The amended Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios, customary covenants, representations and warranties, funding conditions and events of default. In addition, the amended Credit Agreement permits us to make share repurchases under announced stock repurchase programs, without lender consent, so long as the total amount repurchased does not exceed a specified maximum dollar amount and we maintain a minimum liquidity at the time of the repurchase. We believe we are currently in compliance with all such covenants.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of March 31, 2013, we had approximately $18.0 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases up to $3.0 million of common stock under our share repurchase program. The repurchase plan commenced on December 1, 2012 and was completed in May 2013. In the three months ended March 31, 2013, we repurchased approximately 129 thousand shares of common stock at a weighted average price of $9.66 per share resulting in an aggregate cost to us of $1.2 million. In the three months ended March 31, 2012, we did not repurchase any shares of common stock.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. has filed a motion for a more definite statement of the complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchase of equity securities by the Issuer and Affiliated Purchasers.

The following table contains information for shares repurchased during the three months ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(In thousands, except average price paid per share)
January 1, 2013 to January 31, 2013	25	$9.87	25	$19,011
February 1, 2013 to February 28, 2013	38	$10.00	38	$18,624
March 1, 2013 to March 31, 2013	66	$9.38	66	$18,007

(1)	Average price per share excludes commissions.
(2)	On November 28, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases of up to $3.0 million of our common stock. The repurchase plan commenced on December 1, 2012 and was completed in May 2013.

Item 6. Exhibits

10.1.1†*	Amendment effective January 1, 2013, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC.

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: May 9, 2013	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer