Form 10-Q
period 2013-06-30
INTERSECTIONS INC
filed 2013-08-08
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013 there were 21,278,343 shares of common stock, $0.01 par value, issued and 18,097,912 shares outstanding, with 3,180,431 shares of treasury stock.

Form 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$80,765	$87,497	$162,321	$177,165
Operating expenses:
Marketing	6,449	5,144	11,722	11,233
Commissions	20,037	22,880	40,195	47,396
Cost of revenue	27,197	26,266	54,327	52,351
General and administrative	20,276	19,082	41,204	37,995
Depreciation	2,227	2,452	4,286	4,942
Amortization	864	879	1,728	1,757

Total operating expenses	77,050	76,703	153,462	155,674

Income from operations	3,715	10,794	8,859	21,491
Interest expense	(88)	(119)	(164)	(257)
Other (expense) income, net	(418)	16	(690)	50

Income from continuing operations before income taxes	3,209	10,691	8,005	21,284
Income tax expense	(1,620)	(4,431)	(4,220)	(8,751)

Income from continuing operations	1,589	6,260	3,785	12,533
Loss from discontinued operations, net of tax	(18)	(58)	(9)	(105)

Net income attributable to Intersections Inc.	$1,571	$6,202	$3,776	$12,428

Basic earnings per common share:
Income from continuing operations	$0.09	$0.35	$0.21	$0.71
Loss from discontinued operations	0.00	0.00	0.00	(0.01)

Basic earnings per common share	$0.09	$0.35	$0.21	$0.70

Diluted earnings per common share:
Income from continuing operations	$0.08	$0.33	$0.20	$0.67
Loss from discontinued operations	0.00	0.00	0.00	(0.01)

Diluted earnings per common share	$0.08	$0.33	$0.20	$0.66

Cash dividends paid per common share	$0.20	$0.20	$0.40	$0.40
Weighted average shares outstanding:
Basic	18,046	17,784	18,042	17,639
Diluted	18,911	18,804	18,879	18,770

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,617	$25,559
Accounts receivable, net of allowance for doubtful accounts of $10 (2013) and $35 (2012)	25,070	22,265
Prepaid expenses and other current assets	6,205	5,140
Income tax receivable	1,984	946
Deferred subscription solicitation costs	9,185	8,298

Total current assets	63,061	62,208

PROPERTY AND EQUIPMENT, net	14,985	17,316
DEFERRED TAX ASSET, net	634	3,014
LONG-TERM INVESTMENT	9,711	8,924
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	5,748	7,527
OTHER ASSETS	3,372	4,129

TOTAL ASSETS	$140,746	$146,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,586	$3,889
Accrued expenses and other current liabilities	15,861	14,082
Accrued payroll and employee benefits	2,922	2,940
Capital leases, current portion	713	766
Commissions payable	525	665
Deferred revenue	5,340	6,025
Deferred tax liability, net, current portion	2,191	2,190

Total current liabilities	32,138	30,557

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,070	1,464
OTHER LONG-TERM LIABILITIES	4,341	4,947

TOTAL LIABILITIES	37,549	36,968

COMMITMENTS AND CONTINGENCIES (see notes 13 and 15)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 21,278 (2013) and 20,880 (2012); shares outstanding 18,098 (2013) and 17,950 (2012)	213	209
Additional paid-in capital	119,089	119,443
Treasury stock, shares at cost; 3,180 (2013) and 2,930 (2012)	(32,696)	(30,295)
Retained earnings	16,591	20,028

TOTAL STOCKHOLDERS’ EQUITY	103,197	109,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,746	$146,353

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Net income	$3,776	$12,428
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	4,288	4,950
Amortization	1,779	1,771
Amortization of debt issuance cost	37	30
Provision for doubtful accounts	(25)	0
Share based compensation	3,158	3,788
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(774)	(1,523)
Accretion of interest on note receivable	(15)	(528)
Amortization of non-cash consideration exchanged for additional investment	(618)	0
Amortization of deferred subscription solicitation costs	9,665	13,960
Reduction to value of long-term investment	677	0
Foreign currency transaction (gains) losses, net	38	(41)
Changes in assets and liabilities:
Accounts receivable	(3,077)	732
Prepaid expenses and other current assets	(1,064)	(532)
Income tax, net	(1,037)	(4,843)
Deferred subscription solicitation costs	(10,354)	(8,723)
Other assets	794	472
Accounts payable	797	233
Accrued expenses and other current liabilities	1,810	1,012
Accrued payroll and employee benefits	(18)	(1,927)
Commissions payable	(140)	(34)
Deferred revenue	(684)	(418)
Deferred income tax, net	3,154	3,704
Other long-term liabilities	13	214

Cash flows provided by operating activities	12,180	24,725

CASH FLOWS USED IN INVESTING ACTIVITIES:
Exercise of warrants in long-term investment	(1,464)	0
Purchase of additional interest in long-term investment	0	(2,250)
Proceeds from reimbursements for property and equipment	0	157
Acquisition of property and equipment	(2,088)	(3,075)

Cash flows used in investing activities	(3,552)	(5,168)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distribution on vesting of restricted stock units	(1,849)	0
Purchase of treasury stock	(2,401)	(208)
Cash dividends paid on common shares	(7,213)	(7,088)
Repayments under Credit Agreement	0	(20,000)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	774	1,523
Capital lease payments	(446)	(831)
Cash proceeds from stock option exercises	212	771
Withholding tax payment on vesting of restricted stock units and stock option exercises	(2,647)	(3,366)

Cash flows used in financing activities	(13,570)	(29,199)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,942)	(9,642)
CASH AND CASH EQUIVALENTS—Beginning of period	25,559	30,834

CASH AND CASH EQUIVALENTS—End of period	$20,617	$21,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$100	$230

Cash paid for taxes	$2,077	$9,965

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$157	$843

Non-cash consideration exchanged for additional investment	$0	$3,000

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

We have three reportable operating segments through the period ended June 30, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. The results of Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013, are presented in discontinued operations for all prior periods in our condensed consolidated statements of operations. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows. See Note 19 for additional information. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2013 and December 31, 2012 totaled $708 thousand and $725 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products

For membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate revenue from other types of subscription based products provided from our Market Intelligence and Bail Bonds Industry Solutions segments. We recognize revenue from business intelligence services on a monthly or transactional basis. We also recognize revenue from providing management service solutions on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2013, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income approach (discounted cash flow) and market based approach. The market approach measures the value of an entity through an analysis of recent sales or offerings of comparable companies. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three and six months ended June 30, 2013 and 2012, we did not grant options.

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We apply a dividend yield based on our history and expectation of dividend payouts.

Expected Volatility. The expected volatility of options granted is estimated based solely upon our historical share price volatility. We will continue to review our estimate in the future.

Risk free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk free interest rate based on the expected term of the underlying grants.

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

Long-Term Investment

We account for investments in non-consolidated entities using either the cost or equity methods of accounting, as appropriate under U.S. GAAP. We have a long-term investment in convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the six months ended June 30, 2013. See Note 16 for more information.

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

In April 2013, an update was made to “Presentation of Financial Statements”. The guidance in this Update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our condensed consolidated financial statements.

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

For the three and six months ended June 30, 2013 options to purchase 395 thousand and 1.2 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. For the three and six months ended June 30, 2012, options to purchase 860 thousand shares of common stock have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic earnings per common share to diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
Income from continuing operations	$1,589	$6,260	$3,785	$12,533
Loss from discontinued operations	(18)	(58)	(9)	(105)

Net income available to common shareholders—basic and diluted	$1,571	$6,202	$3,776	$12,428

Weighted average common shares outstanding—basic	18,046	17,784	18,042	17,639
Dilutive effect of common stock equivalents	865	1,020	837	1,131

Weighted average common shares outstanding—diluted	18,911	18,804	18,879	18,770

Basic earnings per common share:
Income from continuing operations	$0.09	$0.35	$0.21	$0.71
Loss from discontinued operations	$0.00	$0.00	$0.00	$(0.01)

Basic earnings per common share	$0.09	$0.35	$0.21	$0.70

Diluted earnings per common share:
Income from continuing operations	$0.08	$0.33	$0.20	$0.67
Loss from discontinued operations	$0.00	$0.00	$0.00	$(0.01)

Diluted earnings per common share	$0.08	$0.33	$0.20	$0.66

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

We did not hold any instruments that are measured at fair value on a recurring basis in the three and six months ended June 30, 2013 and the year ended December 31, 2012. For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three and six months ended June 30, 2013 or in the year ended December 31, 2012.

At June 30, 2013, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Prepaid services	$721	$1,026
Other prepaid contracts	3,129	2,372
Land held for sale	950	0
Other	1,405	1,742

	$6,205	$5,140

In the three months ended June 30, 2013, a land asset held for use was reclassified to an asset held for sale, as the land is being actively marketed for sale and we expect to sell it within the next year.

7. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 were $9.2 million and $8.5 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheets and include $41 thousand and $240 thousand as of June 30, 2013 and December 31, 2012, respectively. The current portion of the prepaid commissions is included in the deferred subscription solicitation costs which were $622 thousand and $1.4 million as of June 30, 2013 and December 31, 2012, respectively. Amortization of deferred subscription solicitation and commission costs , which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended June 30, 2013 and 2012 were $4.9 million and $6.6 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the six months ended June 30, 2013 and 2012 were $9.7 million and $14.0 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended June 30, 2013 and 2012, were $2.4 million and $877 thousand respectively. Marketing costs expensed as incurred related to marketing for the six months ended June 30, 2013 and 2012 were $3.8 million and $1.9 million, respectively.

8. Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. During the three and six months ended June 30, 2013, we exercised 700 thousand and 1.4 million vested warrants, at a total cost of $732 thousand and $1.5 million, respectively, in order to purchase additional shares of convertible preferred stock in White Sky. As a result of this additional investment we own 10.5 million convertible preferred shares of White Sky, of which the carrying value is approximately $9.7 million in our condensed consolidated balance sheets. In the three months ended June 30, 2013, to record the payment of $732 thousand, we increased our long-term investment by $397 thousand and recorded the remaining $335 thousand to other (expense) income, net in our condensed consolidated financial statements to more properly reflect the fair value analysis of White Sky, which was performed in the year ended December 31, 2012. In the six months ended June 30, 2013, to record the payment of $1.5 million, we increased our long-term investment by $787 thousand and recorded the remaining $677 thousand to other (expense) income, net in our condensed consolidated financial statements to more properly reflect the fair value analysis of White Sky, which was performed in the year ended December 31, 2012.

Based on our analysis, we concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis method of accounting. As of June 30, 2013, no indicators of impairment were identified and therefore we did not estimate the fair value of our long-term investment.

9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2013	Impairment	Net Carrying Amount at June 30, 2013
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

	December 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2012	Impairment	Net Carrying Amount at December 31, 2012
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Market Intelligence	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

As of December 31, 2012 the $11.2 million of goodwill attributable to Net Enforcers was fully impaired. As a result of the discontinued operations accounting for Net Enforcers, in the three months ended June 30, 2013; we reduced both the gross carrying amount and accumulated impairment losses on our goodwill by $11.2 million.

During the three and six months ended June 30, 2013, we did not have an impairment related to our goodwill. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.

Our intangible assets consisted of the following (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(32,943)	$0	$5,748
Marketing related	3,024	(3,024)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,511	$(38,763)	$0	$5,748

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(31,319)	$0	$7,527
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(37,307)	$0	$7,527

As a result of the discontinued operations accounting for Net Enforcers, in the three months ended June 30, 2013; we reduced both the gross carrying amount and accumulated amortization on our amortizable intangible assets by $323 thousand. The intangible assets held by Net Enforcers, which is presented in discontinued operations, were fully amortized.

Intangible assets are amortized over a period of three to ten years. For the three months ended June 30, 2013 and 2012, we incurred aggregate amortization expense of $864 thousand and $879 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, we incurred aggregate amortization expense of $1.7 million and $1.8 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2013	$1,728
For the years ending December 31:
2014	3,413
2015	428
2016	179
2017	0
Thereafter	0

$5,748

10. Other Assets

The components of our other assets are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Prepaid contracts	$203	$318
Prepaid commissions	41	239
Assets held for use	441	1,397
Other	2,687	2,175

	$3,372	$4,129

The increase in other is due to an amount owed from a collaborative arrangement, which involves joint marketing and servicing activities, primarily due to timing of payments. We expect this amount to be fully collectible.

11. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued marketing	$1,181	$1,880
Accrued cost of sales, including credit bureau costs	8,486	6,598
Accrued general and administrative expense and professional fees	4,790	3,764
Insurance premiums	708	725
Other	696	1,115

	$15,861	$14,082

12. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued payroll	$167	$397
Accrued benefits	2,063	2,247
Accrued severance	692	296

	$2,922	$2,940

In the three months ended June 30, 2013, we paid severance and severance related benefits of $371 thousand and increased our estimated expense for severance and severance-related benefits for involuntary terminations by $153 thousand. In the six months ended June 30, 2013, we paid severance and severance related benefits of $490 thousand and recorded an additional $886 thousand of expense for severance and severance-related benefits for involuntary terminations.

13. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining six months ending December 31, 2013	$1,542	$358
For the years ending December 31:
2014	2,852	859
2015	2,648	656
2016	2,515	28
2017	2,497	0
2018	2,597	0
Thereafter	1,324	0

Total minimum lease payments	$15,975	1,901

Less: amount representing interest		(118)

Present value of minimum lease payments		1,783
Less: current obligation		(713)

Long term obligations under capital lease		$1,070

We did not enter into any capital leases in the three and six months ended June 30, 2013. Rental expenses included in general and administrative expenses were $741 thousand and $1.5 million for the three and six months ended June 30, 2013, respectively. Rental expenses included in general and administrative expenses were $723 thousand and $1.4 million for the three and six months ended June 30, 2012, respectively.

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

The company may become involved in litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of June 30, 2013, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

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

14. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Deferred rent	$3,458	$3,581
Unamortized portion of non-cash consideration exchanged for additional investment	0	618
Uncertain tax positions, interest and penalties not recognized	759	748
Other	124	0

	$4,341	$4,947

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

16. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2013 and 2012 was 50.5% and 41.4%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2013 and 2012 was 52.7% and 41.1%, respectively. The increase from the comparable period is primarily due to the ratio of book expenses that are not deductible for income tax purposes, to the decrease in income from operations before income tax. During the six months ended June 30, 2013 we placed a valuation allowance of $677 thousand against the fair value adjustment related to the exercise of our White Sky warrants. We also placed a valuation allowance of $253 thousand against an existing deferred tax asset related to an impairment at White Sky that was recorded in the year ended December 31, 2012. We treated this as a discrete item to the interim provision and it has the effect of increasing the interim effective tax rate.

In addition, the total liability for uncertain tax positions increased by approximately $11 thousand from December 31, 2012. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheets. An immaterial portion of the amount impacted our consolidated effective tax rate for the three months ended June 30, 2013. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. We did not accrue penalties in the three and six months ended June 30, 2013 and 2012. In the three months ended June 30, 2013 and 2012, we recorded interest of $7 thousand and $6 thousand, respectively. In the six months ended June 30, 2013 and 2012, we recorded interest of $11 thousand and $12 thousand, respectively.

17. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of June 30, 2013, we had approximately $18.0 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases up to $3.0 million of common stock under our share repurchase program. The repurchase plan commenced on December 1, 2012 and was completed in May 2013. In the three months ended June 30, 2013, we repurchased approximately 120 thousand shares of common stock at a weighted average price of $9.53 per share resulting in an aggregate cost to us of $1.1 million. In the six months ended June 30, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million. During the three and six months ended June 30, 2012, we repurchased 21 thousand shares of common stock at an average rate of $13.06 per share resulting in an aggregate cost to us of $282 thousand.

Dividends

The following summarizes our dividend activity for the six months ended June 30, 2013:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20
May 9, 2013	May 29, 2013	June 7, 2013	$0.20

The following summarizes our dividend activity for the year ended December 31, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of June 30, 2013, there were options to purchase 8 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of June 30, 2013, we have 490 thousand shares of common stock available for future grants of awards under the 2004 Plan, and awards for approximately 935 thousand shares outstanding. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of June 30, 2013, we have 1.1 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.3 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and six months ended June 30, 2013 was $261 thousand and $621 thousand, respectively. Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and six months ended June 30, 2012 was $519 thousand and $1.1 million, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2012	1,520,226	$6.33
Canceled	(85,226)	5.35
Exercised	(68,842)	3.98

Outstanding at June 30, 2013	1,366,158	$6.51	$4,811	5.34

Exercisable at June 30, 2013	1,180,364	$6.37	$4,262	5.18

There were no options granted during the three and six months ended June 30, 2013 and 2012, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $495 thousand and $538 thousand, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $1.9 million and $2.2 million, respectively.

In the three and six months ended June 30, 2013, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. In the three months ended June 30, 2013, approximately 37 thousand shares were exercised, of which 13 thousand cumulative net shares were issued to the participants and 24 thousand were surrendered and subsequently cancelled. In the six months ended June 30, 2013, approximately 43 thousand shares were exercised, of which 16 thousand cumulative net shares were issued to the participants and 27 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withhold option exercise method was $79 thousand and $92 thousand, respectively, for the three and six months ended June 30, 2013.

In the three and six months ended June 30, 2012, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. In the three months ended June 30, 2012, approximately 143 thousand shares were exercised, of which 48 thousand cumulative net shares were issued to the participants and 95 thousand were surrendered and subsequently cancelled. In the six months ended June 30, 2012, approximately 171 thousand shares were exercised, of which 56 thousand cumulative net shares issued to the participants and 115 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withhold option exercise method was $358 thousand and $381 thousand, respectively, for the three and six months ended June 30, 2012.

As of June 30, 2013, there was $541 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and six months ended June 30, 2013 was $1.4 million and $2.5 million, respectively. Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and six months ended June 30, 2012 was $1.4 million and $2.7 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2012	1,872,342	$7.74
Granted	851,922	7.63
Canceled	(337,304)	6.45
Vested	(513,670)	6.90

Outstanding at June 30, 2013	1,873,290	$8.15	2.73

In the six months ended June 30, 2013, a single restricted stock unit grant, at the vesting date, was paid in cash rather than stock, to recipients at the election of the company. The total cash paid was $1.8 million, which did not exceed the fair value on the settlement date.

As of June 30, 2013, there was $12.5 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.73 years.

18. Related Party Transactions

We have an investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. In addition, we have an agreement with White Sky for them to provide various software development services. For the three and six months ended June 30, 2013, we remitted $150 thousand to White Sky related to software development costs. For the three and six months ended June 30, 2012, we did not remit any payments to White Sky. During the three and six months ended June 30, 2013, we exercised 700 thousand and 1.4 million vested warrants in order to purchase additional shares of convertible preferred stock in White Sky, for which we paid $732 thousand and $1.5 million, respectively. See Note 8 for further information.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $218 thousand and $468 thousand for the three and six months ended June 30, 2013. We paid monthly installments totaling $144 thousand and $432 thousand for the three and six months ended June 30, 2012. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.

We have a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. As of June 30, 2013, we owed $142 thousand to DMS under this agreement. As of December 31, 2012, we owed $176 thousand.

19. Discontinued Operations

In the three months ended June 30, 2013, we ceased all business activities in our subsidiary Net Enforcers, which was included in our Market Intelligence segment. We determined that Net Enforcers met the requirements for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations.

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$0	$422	$185	$986
Loss before income taxes from discontinued operations	(18)	(97)	(9)	(174)
Income tax benefit	0	39	0	69

Loss from discontinued operations	(18)	(58)	(9)	(105)

The following table summarizes the carrying values of the major assets and liabilities of discontinued operations as reported as of December 31, 2012 (in thousands):

As of December 31, 2012
Cash and cash equivalents	$1,158
Accounts receivable	216
Prepaid expenses and other current assets	10
Other assets	56
Accrued expenses and other current liabilities	$110
Accrued payroll and employee benefits	41

20. Segment and Geographic Information

We have three reportable operating segments through the period ended June 30, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

The following table sets forth segment information for the three and six months ended June 30, 2013 and 2012:

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
Three Months Ended June 30, 2013
Revenue	$80,262	$38	$465	$80,765
Depreciation	2,108	72	47	2,227
Amortization	864	0	0	864
Income (loss) from continuing operations before income taxes	$4,176	$(880)	$(87)	$3.209
Three Months Ended June 30, 2012
Revenue	$87,203	$0	$294	$87,497
Depreciation	2,422	0	30	2,452
Amortization	879	0	0	879
Income (loss) from continuing operations before income taxes	$11,068	$0	$(377)	$10,691
Six Months Ended June 30, 2013
Revenue	$161,394	$38	$889	$162,321
Depreciation	4,119	73	94	4,286
Amortization	1,728	0	0	1,728
Income (loss) from continuing operations before income taxes	$9,808	$(1,490)	$(313)	$8,005
Six Months Ended June 30, 2012
Revenue	$176,605	$0	$560	$177,165
Depreciation	4,884	0	58	4,942
Amortization	1,757	0	0	1,757
Income (loss) from continuing operations before income taxes	$22,021	$0	$(737)	$21,284
As of June 30, 2013
Property, plant and equipment, net	$13,505	$1,224	$256	$14,985

Total assets	$138,494	$1,482	$770	$140,746

As of December 31, 2012
Property, plant and equipment, net	$15,931	$1,037	$348	$17,316

Total assets	$140,097	$5,365	$891	$146,353

The principal geographic area of our revenue and assets from operations is North America.

21. Subsequent Events

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on September 6, 2013, to stockholders of record as of August 26, 2013.

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

Overview

We have three reportable operating segments through the period ended June 30, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

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

Our consumer products and services principally are offered through relationships with clients, and often are customized and branded to meet their needs. Most subscribers for our services were acquired through our financial institution clients. We also offer our services through clients in other industries and directly to consumers.

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

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. For example, in the six months ended June 30, 2013 and 2012, approximately 31% and 64%, respectively, of our new subscribers and approximately 66% and 69%, respectively, of our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. Revenue from subscribers obtained through our largest client, Bank of America, as a percentage of Consumer Products and Services segment revenue, constituted approximately 44% and 48% in the six months ended June 30, 2013 and 2012, respectively. Financial institutions have ceased or substantially decreased their marketing of add-on or ancillary products, including our products, due to a number of factors, including increased regulatory scrutiny. As a result, our new subscriber additions were 47% lower in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result our revenue decreased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, and we expect our revenue and earnings to continue to decrease in 2013 as compared to 2012. For example, we expect that one of our financial institution clients under an indirect arrangement will cancel its existing portfolio of approximately 650 thousand subscribers in 2013. We do not expect that the cancellation of these subscribers, if it occurs, will have a material incremental impact on our anticipated financial performance in 2013. We are increasing our level of marketing with non-financial institution clients and through our consumer direct marketing, but do not know whether we will be successful in replacing the subscribers and revenue we lose through cancellations and decreased marketing by financial institutions.

More generally, we expect ongoing regulatory review and scrutiny of sales of add-on and other consumer financial products and services, which may include our identity theft protection and other products, to continue to be a focus of the federal Consumer Financial Protection Bureau and other regulators. We are continuing to provide information to the federal Consumer Financial Protection Bureau in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts.” Further, we have made and may make additional changes to our practices and products, our costs have increased and are expected to continue to increase, we may experience additional subscriber cancellations, and we or our clients may be subject to further regulatory or legal actions. For further description of the regulatory environment and risks affecting our business see “Government Regulation” and “Trends Due to Regulatory Environment” under Item 7, and “Risk Factors” under Item 1A, each in our Form 10-K.

Other Data

The following table details other selected subscriber and financial data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Subscribers at beginning of period	4,202	4,763	4,489	4,945
New subscribers—indirect	24	142	59	330
New subscribers—direct	114	114	243	239
Cancelled subscribers within first 90 days of subscription	(52)	(65)	(100)	(138)
Cancelled subscribers after first 90 days of subscription	(501)	(286)	(785)	(708)
Reclassified subscribers****	(0)	0	(119)	0

Subscribers at end of period	3,787	4,668	3,787	4,668
Non-Subscriber Customers	3,434	4,195	3,434	4,195

Total Customers at end of period	7,221	8,863	7,221	8,863

Indirect subscribers	46.2%	51.5%	46.2%	51.5%
Direct subscribers	53.8%	48.5%	53.8%	48.5%

	100.0%	100.0%	100.0%	100.0%

Cancellations within first 90 days of subscription*	37.7%	25.5%	33.0%	24.3%
Cancellations after first 90 days of subscription**	25.8%	24.2%	25.8%	24.2%
Overall retention***	69.3%	71.5%	69.3%	71.5%

*	Percentage of cancellation within the first 90 days to subscriber additions for the period.

**	Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.
***	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.
****	During the three months ended March 31, 2013, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above, resulting in approximately 119 thousand customers being reclassified out of our Subscriber count and into our Non-Subscriber Customers.

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

During the year ended December 31, 2012 and during the six months ended June 30, 2013, we and certain of our clients changed certain customer billing and cancellation practices related to our products. These changes generally are a result of reviews by the federal regulatory agencies that oversee our clients. As of June 30, 2013, we currently have 772 thousand subscribers on billing hold, including the approximately 650 thousand referenced above, as a result of these changes. The majority of these subscribers will be cancelled in the coming months.

Market Intelligence

Through our subsidiary, Intersections Business Intelligence Services (DBA Zumetrics), we provide a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners. Our platform provides our clients visibility into how their channel presence stacks up against the competition and alerts them of strategic shifts in the marketplace. Our services utilize proprietary technology to search e-commerce retail sites for instances of specific brands and/or products, categorize each instance and report e-commerce market findings back to our clients. Our services are typically priced as monthly subscriptions for a defined set of monitoring services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to tens of thousands of dollars per month. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. We have since discontinued support for certain legacy services and ceased all business operations at Net Enforcers.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2013 and December 31, 2012 totaled $708 thousand and $725 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products

For membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate revenue from other types of subscription based products provided from our Market Intelligence and Bail Bonds Industry Solutions segments. We recognize revenue from business intelligence services on a monthly or transactional basis. We also recognize revenue from providing management service solutions on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2013, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income approach (discounted cash flow) and market based approach. The market approach measures the value of an entity through an analysis of recent sales or offerings of comparable companies. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three and six months ended June 30, 2013 and 2012, we did not grant options.

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We apply a dividend yield based on our history and expectation of dividend payouts.

Expected Volatility. The expected volatility of options granted is estimated based solely upon our historical share price volatility. We will continue to review our estimate in the future.

Risk free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk free interest rate based on the expected term of the underlying grants.

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

Long-Term Investment

We account for investments in non-consolidated entities using either the cost or equity methods of accounting, as appropriate under U.S. GAAP. We have a long-term investment in convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the six months ended June 30, 2013. See Note 16 for more information.

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

In April 2013, an update was made to “Presentation of Financial Statements”. The guidance in this Update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our condensed consolidated financial statements.

Results of Continuing Operations

We have three reportable operating segments through the period ended June 30, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical Our Market Intelligence segment includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services. In addition, prior to the three months ended June 30, 2013, our Market Intelligence segment included the corporate brand protection services provided by Net Enforcers. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

For a discussion of ongoing trends negatively affecting our business, please see “Item 1A. Risk Factors” and “Trends Due to Regulatory Environment” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
Three Months Ended June 30, 2013
Revenue	$80,262	$38	$465	$80,765
Operating expenses:
Marketing	6,449	0	0	6,449
Commissions	20,037	0	0	20,037
Cost of revenue	27,078	95	24	27,197
General and administrative	19,044	751	481	20,276
Depreciation	2,108	72	47	2,227
Amortization	864	0	0	864

Total operating expenses	75,580	918	552	77,050

Income (loss) from operations	$4,682	$(880)	$(87)	$3,715

Three Months Ended June 30, 2012
Revenue	$87,203	$0	$294	$87,497
Operating expenses:
Marketing	5,144	0	0	5,144
Commissions	22,880	0	0	22,880
Cost of revenue	26,246	0	20	26,266
General and administrative	18,462	0	620	19,082
Depreciation	2,422	0	30	2,452
Amortization	879	0	0	879

Total operating expenses	76,033	0	670	76,703

Income (loss) from operations	$11,170	$0	$(376)	$10,794

Consumer Products and Services Segment

Our income from operations for our Consumer Products and Services segment decreased in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease in income from operations is primarily due to decreased revenue from our direct marketing arrangements partially offset by a decrease in commissions expenses.

	Three Months Ended June 30,
	2013	2012	Difference	%
Revenue	$80,262	$87,203	$(6,941)	(8.0)%
Operating expenses:
Marketing	6,449	5,144	1,305	25.4%
Commissions	20,037	22,880	(2,843)	(12.4)%
Cost of revenue	27,078	26,246	832	3.2%
General and administrative	19,044	18,462	582	3.2%
Depreciation	2,108	2,422	(314)	(13.0)%
Amortization	864	879	(15)	(1.7)%

Total operating expenses	75,580	76,033	(453)	(0.6)%

Income from operations	$4,682	$11,170	$(6,488)	(58.1)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to continue to halt, reduce or delay marketing. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. This was partially offset by increased revenue from our direct to consumer business and growth in certain indirect marketing arrangements. The growth in revenue from our direct to consumer business is primarily due to new subscribers added since the comparable period. Total subscribers in our direct to consumer business increased 9% from the period ended June 30, 2012 as compared to June 30, 2013. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 80.9% for the three months ended June 30, 2013 from 83.0% in the three months ended June 30, 2012, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods. Further, our new subscriber additions were 46% lower in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. We do not know whether the marketing of our products by those financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers, and we have suspended billing of certain other subscribers. These cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result of all of these factors, we expect our revenue and earnings to continue to decrease in 2013 as compared to 2012.

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,
	2013	2012
Revenue	$34,355	$41,260
Percentage of consumer and product services revenue	42.8%	47.3%

The decrease in revenue from Bank of America is primarily the result of the decrease in subscribers. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, except those subscribers who decide to voluntary cancel their subscriptions or otherwise are cancelled. For further discussion, please see our Annual Report on Form 10-K for the year ended December 31, 2012.

Total subscriber additions for the three months ended June 30, 2013 were 138 thousand compared to 256 thousand in the three months ended June 30, 2012.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended June 30,
	2013	2012
Percentage of subscribers from direct marketing arrangements to total subscribers	53.8%	48.5%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	82.8%	44.6%
Percentage of revenue from direct marketing arrangements to total customer revenue	80.9%	83.0%

The increase in the percent of new subscribers acquired from direct marketing arrangements to total new subscribers acquired in the three months ended June 30, 2013 is the result of an increase in our new subscribers related to our direct to consumer business, partially offset by a decline in subscribers from our indirect financial institution clients.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing, print and direct mail expenses such as printing and postage. The increase in marketing expenses is primarily a result of an increase in marketing for our direct to consumer business partially offset by a continued decrease in marketing expense for our direct subscription business with existing clients. In future quarters, we expect our direct to consumer marketing to continue to increase as we continue to grow our subscriber base. Amortization of deferred subscription solicitation costs related to marketing for the three months ended June 30, 2013 and 2012 were $4.1 million and $4.3 million, respectively. Marketing costs expensed as incurred for the three months ended June 30, 2013 and 2012 were $2.4 million and $877 thousand, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 8.0% for the three months ended June 30, 2013 from 5.9% for the three months ended June 30, 2012.

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

As a percentage of revenue, commission expenses decreased to 25.0% for the three months ended June 30, 2013 from 26.2% for the three months ended June 30, 2012.

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

As a percentage of revenue, cost of revenue increased to 33.7% for the three months ended June 30, 2013 compared to 30.1% for the three months ended June 30, 2012.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to payroll and professional fees to develop new and diversified businesses and to continue product development in the identity and security arena. In addition, we incurred expenses for severance and severance-related benefits for the three months ended June 30, 2013 of $160 thousand. We did not incur severance expenses in the three months ended June 30, 2012.

Total share based compensation expense for the three months ended June 30, 2013 and 2012 were $1.6 million and $1.9 million, respectively. In addition, for the three months ended June 30, 2013 and 2012, we incurred compensation expense of $375 thousand and $371 thousand, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 23.7% for the three months ended June 30, 2013 from 21.2% for the three months ended June 30, 2012.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods. We accelerated depreciation on an asset due to a change in its estimated useful life and expect additional depreciation expense though the remainder on 2013.

As a percentage of revenue, depreciation expenses decreased to 2.6% for the three months ended June 30, 2013 from 2.8% for the three months ended June 30, 2012.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

As a percentage of revenue, amortization expenses increased slightly to 1.1% for the three months ended June 30, 2013 from 1.0% for the three months ended June 30, 2012.

Market Intelligence Segment

Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. We have since discontinued support for certain legacy services and ceased all business operations at Net Enforcers. In addition, in 2013, we launched a new operations platform and service which includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services.

	Three Months Ended June 30,
	2013	2012	Difference	%
Revenue	$38	$0	$38	100.0%
Operating expenses:
Cost of revenue	95	0	95	100.0%
General and administrative	751	0	751	100.0%
Depreciation	72	0	72	100.0%

Total operating expenses	918	0	918	100.0%

Loss from operations	$(880)	$0	$880	100.0%

Revenue. In 2013, we launched a new operations platform and service and discontinued support for certain legacy services. We expect revenue to increase as we successfully onboard new clients.

Cost of Revenue. Cost of revenue consists of the costs of operating our information processing centers, data costs and billing costs for subscribers. Cost of revenue increased in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to the launch of a new operations platform in 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The increase in general and administrative expenses is due to increased professional fees and other start up costs associated with the new operating platform and service we launched in the first half of 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expenses increased in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease in loss from operations is primarily driven by growth in revenue and decreased general and administrative expenses.

	Three Months Ended June 30,
	2013	2012	Difference	%
Revenue	$465	$294	$171	58.2%
Operating expenses:
Cost of revenue	24	20	4	20.0%
General and administrative	481	620	(139)	(22.4)%
Depreciation	47	30	17	56.7%

Total operating expenses	552	670	(118)	(17.6)%

Loss from operations	$(87)	$(376)	$289	76.9%

Revenue. The increase in revenue is the result of revenue from new and existing clients.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased slightly for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

As a percentage of revenue, cost of revenue decreased to 5.2% for the three months ended June 30, 2013 compared to 6.8% for the three months ended June 30, 2012.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The decrease in general and administrative expenses is primarily due to decreased software licensing and other expenses.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased from the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

As a percentage of revenue, depreciation decreased to 10.1% for the three months ended June 30, 2013 compared to 10.2% for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
Six Months Ended June 30, 2013
Revenue	$161,394	$38	$889	$162,321
Operating expenses:
Marketing	11,722	0	0	11,722
Commissions	40,195	0	0	40,195
Cost of revenue	54,063	140	124	54,327
General and administrative	38,905	1,315	984	41,204
Depreciation	4,119	73	94	4,286
Amortization	1,728	0	0	1,728

Total operating expenses	150,732	1,528	1,202	153,462

Income (loss) from operations	$10,662	$(1,490)	$(313)	$8,859

Six Months Ended June 30, 2012
Revenue	$176,605	$0	$560	$177,165
Operating expenses:
Marketing	11,233	0	0	11,233
Commissions	47,396	0	0	47,396
Cost of revenue	52,310	0	41	52,351
General and administrative	36,798	0	1,197	37,995
Depreciation	4,884	0	58	4,942
Amortization	1,757	0	0	1,757

Total operating expenses	154,378	0	1,296	155,674

Income (loss) from operations	$22,227	$0	$(736)	$21,491

Consumer Products and Services Segment

Our income from operations in our Consumer Products and Services segment decreased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease in income from operations is primarily due to decreased revenue from our direct marketing arrangements partially offset by a decrease in commissions expenses.

	Six Months Ended June 30,
	2013	2012	Difference	%
Revenue	$161,394	$176,605	$(15,211)	(8.6)%
Operating expenses:
Marketing	11,722	11,233	489	4.4%
Commissions	40,195	47,396	(7,201)	(15.2)%
Cost of revenue	54,063	52,310	1,753	3.4%
General and administrative	38,905	36,798	2,107	5.7%
Depreciation	4,119	4,884	(765)	(15.7)%
Amortization	1,728	1,757	(29)	(1.7)%

Total operating expenses	150,732	154,378	(3,646)	(2.4)%

Income from operations	$10,662	$22,227	$(11,565)	(52.0)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to continue to halt, reduce or delay marketing. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. This was partially offset by increased revenue from our direct to consumer business and growth in certain indirect marketing arrangements. The growth in revenue from our direct to consumer business is primarily due to new subscribers added since the comparable period. Total subscribers in our direct to consumer business increased 9% from the period ended June 30, 2012 as compared to June 30, 2013.The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has decreased to 80.7% for the six months ended June 30, 2013 from 82.8% in the six months ended June 30, 2012, and we expect the percentage of revenue from direct marketing arrangements to continue to decrease in future periods. Further, our new subscriber additions were 47% lower in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers, and we have suspended billing of certain other subscribers. These cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. As a result, we expect our revenue and earnings to continue to decrease in 2013 as compared to 2012.

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012
Revenue	$70,262	$84,817
Percentage of consumer and product services revenue	43.5%	48.0%

The decrease in revenue from Bank of America is primarily the result of the decrease in subscribers. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, except those subscribers who decide to voluntary cancel their subscriptions or otherwise are cancelled. For further discussion, please see our Annual Report on Form 10-K for the year ended December 31, 2012.

Total subscriber additions for the six months ended June 30, 2013 were 302 thousand compared to 569 thousand in the six months ended June 30, 2012.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Six Months Ended June 30,
	2013	2012
Percentage of subscribers from direct marketing arrangements to total subscribers	53.8%	48.5%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	80.6%	41.9%
Percentage of revenue from direct marketing arrangements to total customer revenue	80.7%	82.8%

The increase in the percent of new subscribers acquired from direct marketing arrangements to total new subscribers acquired in the six months ended June 30, 2013 is the result of an increase in our new subscribers related to our direct to consumer business, partially offset by a decline in subscribers from our indirect financial institution clients.

Marketing Expenses. The increase in marketing expenses is primarily a result of an increase in marketing for our direct to consumer business partially offset by a continued decrease in marketing expenses for our direct subscription business with existing clients. In future quarters, we expect our client related marketing expenses to continue to decline and our direct to consumer marketing to continue to increase. Amortization of deferred subscription solicitation costs related to marketing for the six months ended June 30, 2013 and 2012 were $7.9 million and $9.4 million, respectively. Marketing costs expensed as incurred for the six months ended June 30, 2013 and 2012 were $3.8 million and $1.9 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 7.3% for the six months ended June 30, 2013 from 6.4% for the six months ended June 30, 2012.

Commissions Expenses. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commissions expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America and other clients.

As a percentage of revenue, commission expenses decreased to 24.9% for the six months ended June 30, 2013 from 26.8% for the six months ended June 30, 2012.

Cost of Revenue. The increase in cost of revenue expenses continues to be primarily the result of an increase in the effective rates for data, partially offset by lower volumes of data fulfillment and service costs for subscribers. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 33.5% for the six months ended June 30, 2013 compared to 29.6% for the six months ended June 30, 2012.

General and Administrative Expenses. The increase in general and administrative expenses is primarily related to higher payroll and professional fees to develop new and diversified businesses and to continue product development in the identity and security arena, as well as higher legal costs. We incurred expenses for severance and severance-related benefits for the six months ended June 30 2013 and 2012 of $894 thousand and $427 thousand, respectively. In addition, in the six months ended June 30, 2013, we decreased our software development costs that were capitalized.

Total share based compensation expense for the six months ended June 30, 2013 and 2012 were $3.2 million and $3.8 million, respectively. In addition, for the six months ended June 30, 2013 and 2012, we incurred compensation expense of $637 thousand and $807 thousand, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 24.1% for the six months ended June 30, 2013 from 20.8% for the six months ended June 30, 2012.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods. We accelerated depreciation on an asset due to a change in its estimated useful life and expect additional depreciation expense though the remainder on 2013.

As a percentage of revenue, depreciation expenses decreased to 2.6% for the six months ended June 30, 2013 from 2.8% for the six months ended June 30, 2012.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

As a percentage of revenue, amortization expenses increased slightly to 1.1% for the six months ended June 30, 2013 from 1.0% for the six months ended June 30, 2012.

Market Intelligence Segment

Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. We have since discontinued support for certain legacy services and ceased all business operations at Net Enforcers. In addition, in 2013, we launched a new operations platform and service which includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services.

	Six Months Ended June 30,
	2013	2012	Difference	%
Revenue	$38	$0	$38	100.0%
Operating expenses:
Cost of revenue	140	0	140	100.0%
General and administrative	1,315	0	1,315	100.0%
Depreciation	73	0	73	100.0%

Total operating expenses	1,528	0	1,528	100.0%

Loss from operations	$(1,490)	$0	$1,490	100.0%

Revenue. In 2013 we launched a new operations platform and service and discontinued support for certain legacy services. We expect revenue to increase as we successfully onboard new clients.

Cost of Revenue. Cost of revenue increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to the launch of a new operations platform in 2013.

General and Administrative Expenses. The increase in general and administrative expenses is due to increased professional fees and other start up costs associated with the new operating platform and service we launched in the first half of 2013.

Depreciation. Depreciation expenses increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease in loss from operations is primarily driven by growth in revenue and decreased general and administrative expenses.

	Six Months Ended June 30,
	2013	2012	Difference	%
Revenue	$889	$560	$329	58.8%
Operating expenses:
Cost of revenue	124	41	83	202.4%
General and administrative	984	1,197	(213)	(17.8)%
Depreciation	94	58	36	62.1%

Total operating expenses	1,202	1,296	(94)	(7.3)%

Loss from operations	$(313)	$(736)	$423	57.5%

Revenue. The increase in revenue is the result of revenue from new and existing clients.

Cost of Revenue. Cost of revenue increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to increased unit costs of data fulfillment.

As a percentage of revenue, cost of revenue increased to 13.9% for the six months ended June 30, 2013 compared to 7.3% for the six months ended June 30, 2012.

General and Administrative Expenses. The decrease in general and administrative expenses is primarily due to decreased software licensing and other expenses.

Depreciation. Depreciation expense increased from the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

As a percentage of revenue, depreciation increased slightly to 10.6% for the six months ended June 30, 2013 compared to 10.4% for the six months ended June 30, 2012.

Results of Discontinued Operations

In the three months ended June 30, 2013, we ceased all business activities in our subsidiary Net Enforcers, which was included in our Market Intelligence Segment. We determined that Net Enforcers met the requirements for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations.

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$0	$422	$185	$985
Loss before income taxes from discontinued operations	(18)	(97)	(9)	(174)
Income tax benefit	0	39	0	69

Loss from discontinued operations	(18)	(58)	(9)	(105)

Interest Expense

Interest expense decreased to $88 thousand for the three months ended June 30, 2013 from $119 thousand for the three months ended June 30, 2012. Interest expense decreased to $164 thousand for the six months ended June 30, 2013 from $257 thousand for the six months ended June 30, 2012. The decrease is primarily attributable to the decrease in interest expense on our outstanding debt and lease balances.

Other Income (Expense)

Other expense was $418 thousand in the three months ended June 30, 2013 as compared to other income of $16 thousand in the three months ended June 30, 2012. Other expense was $690 thousand in the six months ended June 30, 2013 as compared to other income of $50 thousand in the six months ended June 30, 2012. The decrease was primarily due to an expense associated with reducing the value of the long-term investment that occurred in the six months ended June 30, 2013 by $677 thousand to more properly reflect the fair value analysis of White Sky, Inc., which was performed in the year ended December 31, 2012.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2013 and 2012 was 50.5% and 41.4%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2013 and 2012 was 52.7% and 41.1%, respectively. The increase from the comparable period is primarily due to the ratio of book expenses that are not deductible for income tax purposes, to the decrease in income from operations before income tax. During the six months ended June 30, 2013, we placed a valuation allowance of $677 thousand against the fair value adjustment related to the exercise of the White Sky warrants. We also placed a valuation allowance of $253 thousand against an existing deferred tax asset related to an impairment at White Sky that was recorded in the year ended December 31, 2012. We treated this as a discrete item to the interim provision and it has the effect of increasing the interim effective tax rate.

In addition, the total liability for uncertain tax positions increased by approximately $11 thousand from December 31, 2012. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheets. An immaterial portion of the amount impacted our consolidated effective tax rate for the three months ended June 30, 2013. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. We did not accrue penalties in the three and six months ended June 30, 2013 and 2012. In the three months ended June 30, 2013 and 2012, we recorded interest of $7 thousand and $6 thousand, respectively. In the six months ended June 30, 2013 and 2012, we recorded interest of $11 thousand and $12 thousand, respectively.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $20.6 million as of June 30, 2013 compared to $25.6 million as of December 31, 2012. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of June 30, 2013 was $25.1 million compared to $22.3 million as of December 31, 2012. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer products and services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from operations, amounts available (if any) under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowings. We had a working capital surplus of $30.9 million as of June 30, 2013 compared to $31.7 million as of December 31, 2012. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, interest and tax obligations for the next twelve months. We expect to utilize our cash provided by operations to fund our ongoing operations.

	Six Months Ended June 30,
	2013	2012	Difference
	(In thousands)
Cash flows provided by operating activities	$12,180	$24,725	$(12,545)
Cash flows used in investing activities	(3,552)	(5,168)	1,616
Cash flows used in financing activities	(13,570)	(29,199)	15,629

Net decrease in cash and cash equivalents	(4,942)	(9,642)	4,700
Cash and cash equivalents, beginning of period	25,559	30,834	(5,275)

Cash and cash equivalents, end of period	$20,617	$21,192	$(575)

The decrease in cash flows provided by operations was primarily the result of a decrease in revenue, an increase in expenses for data fulfillment and an increase in cash used for marketing for our direct to consumer business. This was partially offset by a reduction in cash paid for commissions for our direct subscription business and a decrease in income tax payments. Cash paid for deferred subscription solicitation increased in the six months ended June 30, 2013 from the comparable period. In the six months ended June 30, 2013, cash flows used in operations for deferred subscription solicitation costs was $10.4 million as compared to $8.7 million in the six months ended June 30, 2012.

The decrease in cash flows used in investing activities for the six months ended June 30, 2013 was primarily attributable to a decrease in purchases of property and equipment. In addition, we paid cash for a long-term investment in the six months ended June 30, 2012, which contributed to the decrease in cash flows used in investing activities.

The decrease in cash flows used in financing activities for six months ended June 30, 2013 was primarily due to the timing of cash paid in the three months ended March 31, 2012 for long-term debt repayments, partially offset by the cash distribution for the vesting of restricted stock units and the purchase of treasury stock.

The following summarizes our dividend activity for the six months ended June 30, 2013:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20
May 9, 2013	May 29, 2013	June 7, 2013	$0.20

The following summarizes our dividend activity for the year ended December 31, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on September 6, 2013, to stockholders of record as of August 26, 2013.

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

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of June 30, 2013, we had approximately $18.0 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases up to $3.0 million of common stock under our share repurchase program. The repurchase plan commenced on December 1, 2012 and was completed in May 2013. In the three months ended June 30, 2013, we repurchased approximately 120 thousand shares of common stock at a weighted average price of $9.53 per share resulting in an aggregate cost to us of $1.1 million. In the six months ended June 30, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million. During the three and six months ended June 30, 2012, we repurchased 21 thousand shares of common stock at an average rate of $13.06 per share resulting in an aggregate cost to us of $282 thousand.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.

The following table contains information for shares repurchased during the three months ended June 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(In thousands, except average price paid per share)
April 1, 2013 to April 30, 2013	70	$9.59	70	$17,329
May 1, 2013 to May 31, 2013	50	$9.44	50	$16,857
June 1, 2013 to June 30, 2013	0	$0.00	0	$16,857

(1)	Average price per share excludes commissions.
(2)	On November 28, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases of up to $3.0 million of our common stock. The repurchase plan commenced on December 1, 2012 and was completed in May 2013.

Item 6. Exhibits

31.1	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John G. Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John G. Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: August 8, 2013	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer