Form 10-Q
period 2013-09-30
INTERSECTIONS INC
filed 2013-11-12
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013 there were 21,278,343 shares of common stock, $0.01 par value, issued and 18,097,912 shares outstanding, with 3,180,431 shares of treasury stock.

Form 10-Q

September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$75,868	$86,232	$238,189	$263,397
Operating expenses:
Marketing	6,234	4,882	17,956	16,115
Commissions	18,722	22,224	58,917	69,620
Cost of revenue	26,657	27,043	80,984	79,394
General and administrative	20,960	19,342	62,164	57,337
Goodwill, intangible and long-lived asset impairment charges	1,327	0	1,327	0
Depreciation	2,454	2,530	6,740	7,472
Amortization	865	879	2,593	2,636

Total operating expenses	77,219	76,900	230,681	232,574

(Loss) income from operations	(1,351)	9,332	7,508	30,823
Interest expense	(15)	(58)	(179)	(314)
Other (expense) income, net	(18)	160	(708)	210

(Loss) income from continuing operations before income taxes	(1,384)	9,434	6,621	30,719
Income tax expense	(101)	(3,693)	(4,321)	(12,445)

(Loss) income from continuing operations	(1,485)	5,741	2,300	18,274
Loss from discontinued operations, net of tax	0	(79)	(9)	(184)

Net (loss) income attributable to Intersections Inc.	$(1,485)	$5,662	$2,291	$18,090

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.08)	$0.32	$0.13	$1.03
Loss from discontinued operations	0.00	0.00	0.00	(0.01)

Basic (loss) earnings per common share	$(0.08)	$0.32	$0.13	$1.02

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.08)	$0.30	$0.12	$0.97
Loss from discontinued operations	0.00	0.00	0.00	(0.01)

Diluted (loss) earnings per common share	$(0.08)	$0.30	$0.12	$0.96

Cash dividends paid per common share	$0.20	$0.20	$0.60	$0.60
Weighted average shares outstanding:
Basic	18,099	17,966	18,061	17,749
Diluted	18,099	19,054	18,848	18,859

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,516	$25,559
Accounts receivable, net of allowance for doubtful accounts of $20 (2013) and $35 (2012)	24,748	22,265
Prepaid expenses and other current assets	6,268	5,140
Income tax receivable	2,515	946
Deferred subscription solicitation costs	8,464	8,298

Total current assets	62,511	62,208

PROPERTY AND EQUIPMENT, net	13,991	17,316
DEFERRED TAX ASSET, net	101	3,014
LONG-TERM INVESTMENT	8,384	8,924
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	4,884	7,527
OTHER ASSETS	1,445	4,129

TOTAL ASSETS	$134,551	$146,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,664	$3,889
Accrued expenses and other current liabilities	14,917	14,082
Accrued payroll and employee benefits	4,268	2,940
Capital leases, current portion	723	766
Commissions payable	507	665
Deferred revenue	4,264	6,025
Deferred tax liability, net, current portion	2,191	2,190

Total current liabilities	30,534	30,557

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	869	1,464
OTHER LONG-TERM LIABILITIES	3,567	4,947

TOTAL LIABILITIES	34,970	36,968

COMMITMENTS AND CONTINGENCIES (see notes 13 and 15)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 21,278 (2013) and 20,880 (2012); shares outstanding 18,098 (2013) and 17,950 (2012)	213	209
Additional paid-in capital	120,572	119,443
Treasury stock, shares at cost; 3,180 (2013) and 2,930 (2012)	(32,696)	(30,295)
Retained earnings	11,492	20,028

TOTAL STOCKHOLDERS’ EQUITY	99,581	109,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,551	$146,353

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Net income	$2,291	$18,090
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	6,741	7,483
Amortization	2,643	2,656
Amortization of debt issuance cost	55	46
Provision for doubtful accounts	(15)	129
Share based compensation	4,798	5,583
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(629)	(1,487)
Amortization of non-cash consideration exchanged for additional investment	(927)	(837)
Amortization of deferred subscription solicitation costs	14,539	19,251
Reduction to value of long-term investment	677	0
Goodwill, intangible and long-lived asset impairment charges	1,327	0
Foreign currency transaction losses (gains), net	0	(249)
Changes in assets and liabilities:
Accounts receivable	(2,469)	(1,407)
Prepaid expenses and other current assets	(1,127)	1,389
Income tax, net	(1,569)	(4,797)
Deferred subscription solicitation costs	(14,472)	(12,375)
Other assets	2,396	873
Accounts payable	(87)	1,505
Accrued expenses and other current liabilities	736	1,481
Accrued payroll and employee benefits	1,327	(1,600)
Commissions payable	(158)	(160)
Deferred revenue	(1,451)	(395)
Deferred income tax, net	3,541	3,791
Other long-term liabilities	(759)	(353)

Cash flows provided by operating activities	17,408	38,617

CASH FLOWS USED IN INVESTING ACTIVITIES:
Exercise of warrants in long-term investment	(1,464)	0
Purchase of additional interest in long-term investment	0	(2,250)
Proceeds from reimbursements for property and equipment	0	157
Acquisition of property and equipment	(3,456)	(4,280)

Cash flows used in investing activities	(4,920)	(6,373)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distribution on vesting of restricted stock units	(1,849)	0
Purchase of treasury stock	(2,401)	(282)
Cash dividends paid on common shares	(10,827)	(10,683)
Repayments under Credit Agreement	0	(20,000)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	629	1,487
Capital lease payments	(637)	(1,164)
Cash proceeds from stock option exercises	212	1,038
Withholding tax payment on vesting of restricted stock units and stock option exercises	(2,658)	(3,416)

Cash flows used in financing activities	(17,531)	(33,020)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,043)	(776)
CASH AND CASH EQUIVALENTS—Beginning of period	25,559	30,834

CASH AND CASH EQUIVALENTS—End of period	$20,516	$30,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$124	$278

Cash paid for taxes	$2,847	$13,581

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$249	$295

Forgiveness of note, including accrued interest	$523	$0

Non-cash consideration exchanged for additional investment	$0	$3,000

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

We have three reportable operating segments through the period ended September 30, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission and in managements opinion reflect all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the company and our subsidiaries. The results of Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013, are presented in discontinued operations for all prior periods in our condensed consolidated statements of operations. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows. See Note 19 for additional information. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Accidental Death Insurance

We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchasers, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2013 and December 31, 2012 totaled $652 thousand and $725 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2013, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Research and Development Costs

We have incurred costs in developing new products and services unrelated to our traditional identity theft protection services, which we consider to be research and development expenses. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations. We expense research and development costs until the product or service has achieved specific functional and economic requirements and is ready for manufacture. For the three months ended September 30, 2013 and 2012, we incurred research and development costs of $2.1 million and $308 thousand, respectively. For the nine months ended September 30, 2013 and 2012, we incurred research and development costs of $3.4 million and $351 thousand, respectively. We include costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three and nine months ended September 30, 2013 and 2012, we did not grant options.

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

We regularly review our investments for indications that fair value is less than the carrying value for reasons that are other than temporary. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (b) a significant adverse change in the regulatory, economic, or technological environment of the investee; (c) a significant adverse change in the general market conditions of either the geographic area or the industry in which the investee operates; (d) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; (e) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Any adverse change in these factors could have a significant impact on the recoverability of our investments and could have a material impact in our condensed consolidated financial statements.

For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments by using the income approach based on discounted cash flows and the market based approach as appropriate. We use various assumptions when determining the expected discounted cash flows including earnings projections, an appropriate cost of capital, long-term growth rate and intentions for how long we will hold the investments. Our investments are impaired if the fair value of the investments is less than carrying value.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the nine months ended September 30, 2013. See Note 16 for more information.

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

In July 2013, an update was made to “Derivatives and Hedging”. The amendments in this Update permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 81, in addition to UST and LIBOR. The amendments in this update are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have adopted the provisions of this update as of July 17, 2013 and there was no material impact to our condensed consolidated financial statements.

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

In July 2013, an update was made to “Income Taxes”. The guidance in this Update state that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our condensed consolidated financial statements.

4. Earnings Per Common Share

Basic and diluted (loss) earnings per common share are determined in accordance with the applicable provisions of U.S. GAAP. Basic (loss) earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted (loss) earnings per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans and our vesting of restricted stock units.

Diluted loss per common share for the three months ended September 30, 2013 excludes options to purchase 3.2 million shares of common stock because they do not have a dilutive effect due to our loss from continuing operations. For the nine months ended September 30, 2013, options to purchase 1.2 million shares of common stock were excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2012, options to purchase 263 thousand and 269 thousand shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic (loss) earnings per common share to diluted (loss) earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
(Loss) income from continuing operations	$(1,485)	$5,741	$2,300	$18,274
Loss from discontinued operations, net of tax	0	(79)	(9)	(184)

Net (loss) income available to common shareholders—basic and diluted	$(1,485)	$5,662	$2,291	$18,090

Weighted average common shares outstanding—basic	18,099	17,966	18,061	17,749
Dilutive effect of common stock equivalents	0	1,088	787	1,110

Weighted average common shares outstanding—diluted	18,099	19,054	18,848	18,859

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.08)	$0.32	$0.13	$1.03
Loss from discontinued operations	$0.00	$0.00	$0.00	$(0.01)

Basic (loss) earnings per common share	$(0.08)	$0.32	$0.13	$1.02

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.08)	$0.30	$0.12	$0.97
Loss from discontinued operations	$0.00	$0.00	$0.00	$(0.01)

Diluted (loss) earnings per common share	$(0.08)	$0.30	$0.12	$0.96

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

We did not hold any instruments that are measured at fair value on a recurring basis in the three and nine months ended September 30, 2013 or in the year ended December 31, 2012. For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three and nine months ended September 30, 2013 or in the year ended December 31, 2012.

The fair value of our instruments measured on a non-recurring basis during the three and nine months ended September 30, 2013 are as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Long-Term Investment	$8,384	$0	$0	$8,384	$(1,327)

The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at September 30, 2013	Valuation Technique(s)	Unobservable Inputs	Quantitative Inputs Used
Long-Term Investment	$8,384	Discounted cash flow	Weighted average cost of capital	35%
			Long-term revenue growth rate	3%

		Option pricing model	Volatility	55%
			Risk free rate	1.00%
			Term until liquidation event	4.00 years

During the three months ended September 30, 2013, we estimated the fair value of our long-term investment in White Sky, Inc. using the income approach based on discounted cash flows to derive the fair value of equity of White Sky. We do not believe the market or cost approach is appropriate in this instance for the investment in an early-stage development entity. In order to allocate the fair value between all the security holders of White Sky’s equity, we then used the option pricing model to determine the fair value of our investment. Based on this analysis, we determined that the fair value of our cost basis investment was less than the carrying value and therefore, we recognized an impairment charge of approximately $1.3 million, which is included in goodwill, intangible and long-lived asset impairment charges in our condensed consolidated statements of operations. The estimated fair value of our investment is dependent on several significant assumptions, including earnings projections, cost of capital, estimates of the volatility of White Sky’s equity and how long we will hold the investment. Changes to any of these assumptions could have a significant impact in the estimated fair value and in our condensed consolidated financial statements and result in a fair value estimate either higher or lower than our carrying value.

At September 30, 2013, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Prepaid services	$545	$1,026
Other prepaid contracts	3,529	2,372
Assets held for sale	1,274	0
Other	920	1,742

	$6,268	$5,140

In the nine months ended September 30, 2013, we reclassified certain real estate assets from long term assets to assets held for sale as they are actively marketed for sale and we expect to sell them within the next year. We will continue to review these assets to ensure that we meet the held for sale classification.

7. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 were $8.5 million and $8.5 million, respectively. The long-term portion of the deferred subscription solicitation costs are reported in other assets in our condensed consolidated balance sheets and include $7 thousand and $240 thousand as of September 30, 2013 and December 31, 2012, respectively. The current portion of the prepaid commissions is included in the deferred subscription solicitation costs which were $418 thousand and $1.4 million as of September 30, 2013 and December 31, 2012, respectively. Amortization of deferred subscription solicitation and commission costs , which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended September 30, 2013 and 2012, were $4.9 million and $5.3 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the nine months ended September 30, 2013 and 2012, were $14.5 million and $19.3 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended September 30, 2013 and 2012, were $2.0 million and $1.3 million respectively. Marketing costs expensed as incurred related to marketing for the nine months ended September 30, 2013 and 2012, were $5.8 million and $3.1 million, respectively.

8. Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. During the nine months ended September 30, 2013, we exercised 1.4 million vested warrants, at a total cost of $1.5 million, in order to purchase additional shares of convertible preferred stock in White Sky. As a result of this additional investment, we own 10.5 million convertible preferred shares of White Sky. In the nine months ended September 30, 2013, to record the warrant payment of $1.5 million, we increased our long-term investment by $787 thousand and recorded the remaining $677 thousand to other (expense) income, net in our condensed consolidated financial statements to more properly reflect the fair value analysis of White Sky, which was performed in the year ended December 31, 2012.

Subsequently, during the three months ended September 30, 2013, we estimated the fair value of our long-term investment in White Sky using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value and therefore, we recognized an impairment charge of approximately $1.3 million, which is included in goodwill, intangible and long-lived asset impairment charges in our condensed consolidated statements of operations. Therefore, the carrying value of our investment as of September 30, 2013 is $8.4 million. We have no remaining warrants to purchase equity in White Sky. However, we may elect to participate in future rounds of funding.

Based on our ongoing analysis, we concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis method of accounting.

9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2013	Impairment	Net Carrying Amount at September 30, 2013
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

	December 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2012	Impairment	Net Carrying Amount at December 31, 2012
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Market Intelligence	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

As of December 31, 2012 the $11.2 million of goodwill attributable to Net Enforcers was fully impaired. As a result of the discontinued operations accounting for Net Enforcers, in the nine months ended September 30, 2013; we reduced both the gross carrying amount and accumulated impairment losses on our goodwill by $11.2 million.

During the three and nine months ended September 30, 2013, we did not have an impairment related to our goodwill. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.

Our intangible assets consisted of the following (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(33,807)	$0	$4,884
Marketing related	3,024	(3,024)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,511	$(39,627)	$0	$4,884

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(31,319)	$0	$7,527
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(37,307)	$0	$7,527

As a result of the discontinued operations accounting for Net Enforcers, in the nine months ended September 30, 2013; we reduced both the gross carrying amount and accumulated amortization on our amortizable intangible assets by $323 thousand. The intangible assets held by Net Enforcers, which is presented in discontinued operations, were fully amortized.

Intangible assets are amortized over a period of three to ten years. For the three months ended September 30, 2013 and 2012, we incurred aggregate amortization expense of $865 thousand and $879 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, we incurred aggregate amortization expense of $2.6 million and $2.6 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2013	$864
For the years ending December 31:
2014	3,413
2015	428
2016	179
2017	0
Thereafter	0

$4,884

10. Other Assets

The components of our other assets are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Prepaid contracts	$190	$318
Prepaid commissions	7	239
Assets held for use	0	1,397
Other	1,248	2,175

	$1,445	$4,129

In the nine months ended September 30, 2013, we reclassified certain real estate assets to assets held for sale as they are actively marketed for sale and we expect to sell them within the next year. In addition, the decrease in other is partially due to forgiveness of a note receivable due from an unrelated third party in exchange for other non-cash consideration. This transaction was part of an acquisition of an intangible asset developed by others for our new products that we determined are in research and development and in accordance with U.S. GAAP, was expensed as incurred.

11. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Accrued marketing	$1,130	$1,880
Accrued cost of sales, including credit bureau costs	7,967	6,598
Accrued general and administrative expense and professional fees	4,244	3,764
Insurance premiums	652	725
Other	924	1,115

	$14,917	$14,082

12. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Accrued payroll	$1,354	$397
Accrued benefits	2,006	2,247
Accrued severance	908	296

	$4,268	$2,940

In the three months ended September 30, 2013, we paid severance and severance related benefits of $307 thousand and increased our estimated expense for severance and severance-related benefits for involuntary terminations by $523 thousand. In the nine months ended September 30, 2013, we paid severance and severance related benefits of $797 thousand and recorded an additional $1.4 million of expense for severance and severance-related benefits for involuntary terminations.

13. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining three months ending December 31, 2013	$758	$143
For the years ending December 31:
2014	2,852	859
2015	2,648	656
2016	2,515	28
2017	2,497	0
2018	2,597	0
Thereafter	1,324	0

Total minimum lease payments	$15,191	1,686

Less: amount representing interest		(94)

Present value of minimum lease payments		1,592
Less: current obligation		(723)

Long term obligations under capital lease		$869

We did not enter into any capital leases in the three and nine months ended September 30, 2013. Rental expenses included in general and administrative expenses were $733 thousand and $2.2 million for the three and nine months ended September 30, 2013, respectively. Rental expenses included in general and administrative expenses were $716 thousand and $2.2 million for the three and nine months ended September 30, 2012, respectively.

Legal Proceedings

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America each moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motion to dismiss was granted with prejudice on October 1, 2012. The plaintiffs filed a notice of appeal, which appeal is pending before the United States Court of Appeals for the Ninth Circuit.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the complaint. On September 25, 2013, the court held a hearing on that motion. The court has not yet issued a decision on the motion.

On September 2, 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurances Services Inc. and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act in the marketing of products to certain Ocwen customers. On October 4, 2013, Ocwen Financial Corp, with the consent of Intersections Inc. and Intersections Insurance Services Inc., filed a notice to remove the case to the United States District Court for the Northern District of Illinois, Eastern Division. The case is now pending in that court. On October 30, 2013, Plaintiffs filed a Stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case.

The company may become involved in litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of September 30, 2013, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

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

14. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Deferred rent	$3,399	$3,581
Unamortized portion of non-cash consideration exchanged for additional investment	0	618
Uncertain tax positions, interest and penalties not recognized	168	748

	$3,567	$4,947

In the three months ended September 30, 3013, due to the lapse in the statute of limitations, we reduced our uncertain tax liability and interest by $591 thousand. This is primarily related to the timing of deductions and did not impact our consolidated effective tax rate.

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

16. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2013 and 2012 was 7.3% and 39.1%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2013 and 2012 was 65.3% and 40.5%, respectively. The significant increase from the comparable nine month period is primarily due to the ratio of book expenses that are not deductible for income tax purposes, to the decrease in income from continuing operations before income tax. In addition, during the nine months ended September 30, 2013 we placed a full valuation allowance against the aggregate fair value adjustments of $2.0 million including the exercise of our White Sky warrants and the non-cash impairment charge, which has the effect of increasing the interim effective tax rate. We also placed a valuation allowance of $253 thousand against an existing deferred tax asset related to an impairment at White Sky that was recorded in the year ended December 31, 2012. We treated this as a discrete item to the interim provision and it also has the effect of increasing the interim effective tax rate.

In addition, the total liability for uncertain tax positions decreased by approximately $591 thousand from December 31, 2012 due to the lapse in the statute of limitations. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheets. This did not impact our consolidated interim effective tax rate for the three and nine months ended September 30, 2013. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. We did not accrue penalties in the three and nine months ended September 30, 2013 and 2012. In the three and nine months ended September 30, 2013, we reduced interest expense by $65 thousand and $54 thousand, respectively. In the three and nine months ended September 30, 2012, we recorded interest expense of $1 thousand and $13 thousand, respectively.

17. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of September 30, 2013, we had approximately $18.0 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases up to $3.0 million of common stock under our share repurchase program. The repurchase plan commenced on December 1, 2012 and was completed in May 2013. In the three months ended September 30, 2013 and 2012, we did not repurchase any shares of common stock. In the nine months ended September 30, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million. During the nine months ended September 30, 2012, we repurchased 21 thousand shares of common stock at an average rate of $13.06 per share resulting in an aggregate cost to us of $282 thousand.

Dividends

The following summarizes our dividend activity for the nine months ended September 30, 2013:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20
May 9, 2013	May 29, 2013	June 7, 2013	$0.20
August 8, 2013	August 26, 2013	September 6, 2013	$0.20

The following summarizes our dividend activity for the year ended December 31, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of September 30, 2013, there were options to purchase 8 thousand shares outstanding under this plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock. As of September 30, 2013, we have 494 thousand shares of common stock available for future grants of awards under the 2004 Plan, and awards for approximately 924 thousand shares outstanding under this plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of September 30, 2013, we have 1.1 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.3 million shares outstanding under this plan. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and nine months ended September 30, 2013 was $145 thousand and $765 thousand, respectively. Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2012 was $472 thousand and $1.5 million, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2012	1,520,226	$6.33
Canceled	(93,777)	5.76
Exercised	(70,691)	4.02

Outstanding at September 30, 2013	1,355,758	$6.50	$4,788	5.09

Exercisable at September 30, 2013	1,169,964	$6.35	$4,239	4.93

There were no options granted during the three and nine months ended September 30, 2013 and 2012, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $29 thousand and $567 thousand, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $758 thousand and $3.0 million, respectively.

In the three and nine months ended September 30, 2013, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. In the three months ended September 30, 2013, approximately 7 thousand shares were exercised, of which 2 thousand cumulative net shares were issued to the participants and 5 thousand were surrendered and subsequently cancelled. In the nine months ended September 30, 2013, approximately 50 thousand shares were exercised, of which 18 thousand cumulative net shares were issued to the participants and 32 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withhold option exercise method was $12 thousand and $104 thousand, respectively, for the three and nine months ended September 30, 2013.

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

As of September 30, 2013, there was $408 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and nine months ended September 30, 2013 was $1.5 million and $4.0 million, respectively. Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statement of operations, for the three and nine months ended September 30, 2012 was $1.3 million and $4.1 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2012	1,872,342	$7.74
Granted	851,922	7.63
Canceled	(337,304)	6.45
Vested	(513,670)	6.90

Outstanding at September 30, 2013	1,873,290	$8.15	2.48

In the nine months ended September 30, 2013, a single restricted stock unit grant, at the vesting date, was paid in cash rather than stock, to recipients at the election of the company. The total cash paid was $1.8 million, which did not exceed the fair value on the settlement date.

As of September 30, 2013, there was $11.2 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

18. Related Party Transactions

We have an investment in White Sky and a commercial agreement to incorporate and market their product into our fraud and identity theft protection product offerings. In addition, we have an agreement with White Sky for them to provide various software development services. For the three months ended September 30, 2013, we did not remit any payments to White Sky. For the nine months ended September 30, 2013, we remitted $150 thousand to White Sky related to software development costs. For the three and nine months ended September 30, 2012, we did not remit any payments to White Sky. In addition, during the nine months ended September 30, 2013, we exercised 1.4 million vested warrants in order to purchase additional shares of convertible preferred stock in White Sky, for which we paid $1.5 million. See Note 8 for further information.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $216 thousand and $685 thousand for the three and nine months ended September 30, 2013. We paid monthly installments totaling $287 thousand and $719 thousand for the three and nine months ended September 30, 2012. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.

We have a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. As of September 30, 2013, we owed $72 thousand to DMS under this agreement. As of December 31, 2012, we owed $176 thousand.

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

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$0	$421	$185	$1,407
Loss before income taxes from discontinued operations	0	(62)	(9)	(236)
Income tax (expense) benefit	0	(17)	0	52

Loss from discontinued operations	0	(79)	(9)	(184)

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

20. Segment and Geographic Information

We have three reportable operating segments through the period ended September 30, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

The following table sets forth segment information for the three and nine months ended September 30, 2013 and 2012:

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
Three Months Ended September 30, 2013
Revenue	$75,317	$61	$490	$75,868
Depreciation	2,300	107	47	2,454
Amortization	865	0	0	865
Loss from continuing operations before income taxes	$(220)	$(1,033)	$(131)	$(1,384)
Three Months Ended September 30, 2012
Revenue	$85,874	$0	$358	$86,232
Depreciation	2,492	0	38	2,530
Amortization	879	0	0	879
Income (loss) from continuing operations before income taxes	$9,841	$(29)	$(378)	$9,434
Nine Months Ended September 30, 2013
Revenue	$236,711	$99	$1,379	$238,189
Depreciation	6,419	180	141	6,740
Amortization	2,593	0	0	2,593
Income (loss) from continuing operations before income taxes	$9,589	$(2,523)	$(445)	$6,621

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
	(in thousands)
Nine Months Ended September 30, 2012
Revenue	$262,479	$0	$918	$263,397
Depreciation	7,376	0	96	7,472
Amortization	2,636	0	0	2,636
Income (loss) from continuing operations before income taxes	$31,862	$(29)	$(1,114)	$30,719
As of September 30, 2013
Property, plant and equipment, net	$12,595	$1,116	$280	$13,991

Total assets	$132,127	$1,600	$824	$134,551

As of December 31, 2012
Property, plant and equipment, net	$15,931	$1,037	$348	$17,316

Total assets	$140,097	$5,365	$891	$146,353

We generate revenue, in our Consumer Products and Services segment, in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the three months ended September 30, 2013	$67,952	$7,916	$75,868
For the three months ended September 30, 2012	78,053	8,179	86,232
For the nine months ended September 30, 2013	213,801	24,388	238,189
For the nine months ended September 30, 2012	238,787	24,610	263,397

The principal geographic area of our operations and assets is the United States.

21. Subsequent Events

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on December 9, 2013, to stockholders of record as of November 22, 2013.

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

Overview

We have three reportable operating segments through the period ended September 30, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

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

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. For example, in the nine months ended September 30, 2013 and 2012, approximately 28% and 67%, respectively, of our new subscribers and approximately 66% and 69%, respectively, of our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. Revenue from subscribers obtained through our largest client, Bank of America, as a percentage of Consumer Products and Services segment revenue, constituted approximately 43% and 47% in the nine months ended September 30, 2013 and 2012, respectively. Financial institutions have ceased or substantially decreased their marketing of add-on or ancillary products, including our products, due to a number of factors, including increased regulatory scrutiny. As a result, our new subscriber additions were 51% lower in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

                        We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment. For example, one of our financial institution clients under an indirect arrangement is cancelling its existing portfolio of approximately 650 thousand subscribers in 2013. We do not expect that the cancellation of these subscribers, if it occurs, will have a material incremental impact on our anticipated financial performance in 2013. We are increasing our level of marketing with non-financial institution clients and through our consumer direct marketing, but do not know whether we will be successful in replacing the subscribers and revenue we lose through cancellations and decreased marketing by financial institutions.

More generally, we expect ongoing regulatory review and scrutiny of sales of add-on and other consumer financial products and services, which may include our identity theft protection and other products, to continue to be a focus of the federal Consumer Financial Protection Bureau and other regulators. We are continuing to provide information to the federal Consumer Financial Protection Bureau in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts.” Further, we have made and may make additional changes to our practices and products, our costs have increased and may to continue to increase, we may experience additional subscriber cancellations, and we or our clients may be subject to further regulatory or legal actions. For further description of the regulatory environment and risks affecting our business see “Government Regulation” and “Trends Due to Regulatory Environment” under Item 7, and “Risk Factors” under Item 1A, each in our Form 10-K.

Other Data

The following table details other selected subscriber and financial data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Subscribers at beginning of period	3,787	4,668	4,489	4,945
New subscribers—indirect	19	197	78	527
New subscribers—direct	107	118	351	357
Cancelled subscribers within first 90 days of subscription	(39)	(58)	(139)	(196)
Cancelled subscribers after first 90 days of subscription	(232)	(305)	(1,018)	(1,013)
Reclassified subscribers****	0	0	(119)	0

Subscribers at end of period	3,642	4,620	3,642	4,620
Non-Subscriber Customers	234	3,658	234	3,658

Total Customers at end of period	3,876	8,278	3,876	8,278

Indirect subscribers	45.5%	51.8%	45.5%	51.8%
Direct subscribers	54.5%	48.2%	54.5%	48.2%

	100.0%	100.0%	100.0%	100.0%

Cancellations within first 90 days of subscription*	30.7%	18.4%	32.3%	22.2%
Cancellations after first 90 days of subscription**	25.5%	23.4%	25.5%	23.4%
Overall retention***	69.6%	73.1%	69.6%	73.1%

*	Percentage of cancellation within the first 90 days to subscriber additions for the period.
**	Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.
***	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.
****	During the three months ended March 31, 2013, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above, resulting in approximately 119 thousand customers being reclassified out of our Subscriber count and into our Non-Subscriber Customers.

Non-Subscriber Customers include consumers who receive or are eligible for certain limited versions of our products and services as benefits of their accounts with our clients. Non-Subscriber Customers also include consumers for whom we provide limited administrative services in connection with their transfer from a client’s prior service provider. We generate an immaterial percentage of our revenue from Non-Subscriber Customers. In the three months ended September 30, 2013, Non-Subscriber Customers decreased very significantly due to the cancellation of one of our financial institutions benefits. In the three months ended September 30, 2013, we generated $30 thousand in revenue from these subscribers.

During the year ended December 31, 2012 and during the nine months ended September 30, 2013, we and certain of our clients changed certain customer billing and cancellation practices related to our products. These changes generally are a result of reviews by the federal regulatory agencies that oversee our clients. As of September 30, 2013, we currently have 738 thousand subscribers on billing hold, including the approximately 650 thousand referenced above, as a result of these changes. The majority of these subscribers will be cancelled in the coming months.

Market Intelligence

Through our subsidiary, Intersections Business Intelligence Services (DBA Zumetrics), we provide a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners. Our platform provides our clients visibility into how their channel presence stacks up against the competition and alerts them of strategic shifts in the marketplace. Our services utilize proprietary technology and third party data sources to search e-commerce retail sites for instances of specific brands and/or products, categorize each instance and report e-commerce market findings back to our clients. Our services are typically priced as monthly subscriptions for a defined set of monitoring services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. We have since discontinued support for certain legacy services and ceased all business operations at Net Enforcers.

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

Accidental Death Insurance

We recognize revenue from our services when: a) persuasive evidence of arrangement exists as we maintain paper and electronic confirmations with individual purchasers, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2013 and December 31, 2012 totaled $652 thousand and $725 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2013, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Research and Development Costs

We have incurred costs in developing new products and services unrelated to our traditional identity theft protection services, which we consider to be research and development expenses. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations. We expense research and development costs until the product or service has achieved specific functional and economic requirements and is ready for manufacture. For the three months ended September 30, 2013 and 2012, we incurred research and development costs of $2.1 million and $308 thousand, respectively. For the nine months ended September 30, 2013 and 2012, we incurred research and development costs of $3.4 million and $351 thousand, respectively. We include costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three and nine months ended September 30, 2013 and 2012, we did not grant options.

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

We regularly review our investments for indications that fair value is less than the carrying value for reasons that are other than temporary. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (b) a significant adverse change in the regulatory, economic, or technological environment of the investee; (c) a significant adverse change in the general market conditions of either the geographic area or the industry in which the investee operates; (d) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; (e) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Any adverse change in these factors could have a significant impact on the recoverability of our investments and could have a material impact in our condensed consolidated financial statements.

For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments by using the income approach based on discounted cash flows and the market based approach as appropriate. We use various assumptions when determining the expected discounted cash flows including earnings projections, an appropriate cost of capital, long-term growth rate and intentions for how long we will hold the investments. Our investments are impaired if the fair value of the investments is less than carrying value.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the nine months ended September 30, 2013.

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

In July 2013, an update was made to “Derivatives and Hedging”. The amendments in this Update permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 81, in addition to UST and LIBOR. The amendments in this update are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have adopted the provisions of this update as of July 17, 2013 and there was no material impact to our condensed consolidated financial statements.

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

In July 2013, an update was made to “Income Taxes”. The guidance in this Update state that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our condensed consolidated financial statements.

Results of Continuing Operations

We have three reportable operating segments through the period ended September 30, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical Our Market Intelligence segment includes a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners, which is provided by our subsidiary Intersections Business Intelligence Services. In addition, prior to the three months ended June 30, 2013, our Market Intelligence segment included the corporate brand protection services provided by Net Enforcers. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

For a discussion of ongoing trends negatively affecting our business, please see “Item 1A. Risk Factors” and “Trends Due to Regulatory Environment” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
Three Months Ended September 30, 2013
Revenue	$75,317	$61	$490	$75,868
Operating expenses:
Marketing	6,234	0	0	6,234
Commissions	18,722	0	0	18,722
Cost of revenue	26,516	116	25	26,657
General and administrative	19,540	871	549	20,960
Goodwill, intangible and long-lived asset impairment charges	1,327	0	0	1,327
Depreciation	2,300	107	47	2,454
Amortization	865	0	0	865

Total operating expenses	75,504	1,094	621	77,219

Loss from operations	$(187)	$(1,033)	$(131)	$(1,351)

Three Months Ended September 30, 2012
Revenue	$85,874	$0	$358	$86,232
Operating expenses:
Marketing	4,882	0	0	4,882
Commissions	22,224	0	0	22,224
Cost of revenue	27,017	0	26	27,043
General and administrative	18,641	29	672	19,342
Depreciation	2,492	0	38	2,530
Amortization	879	0	0	879

Total operating expenses	76,135	29	736	76,900

Income (loss) from operations	$9,739	$(29)	$(378)	$9,332

Consumer Products and Services Segment

Our income from operations for our Consumer Products and Services segment significantly decreased in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in income from operations is primarily due to decreased revenue from our direct marketing arrangements partially offset by a decrease in commissions expenses, increased marketing expenses primarily for our direct to consumer business and costs related to a new development stage business line which are incurred in this segment. In addition, we recorded a non-cash impairment charge of $1.3 million related to our long-term investment in White Sky.

	Three Months Ended September 30,
	2013	2012	Difference	%
Revenue	$75,317	$85,874	$(10,557)	(12.3)%
Operating expenses:
Marketing	6,234	4,882	1,352	27.7%
Commissions	18,722	22,224	(3,502)	(15.8)%
Cost of revenue	26,516	27,017	(501)	(1.9)%
General and administrative	19,540	18,641	899	4.8%
Goodwill, intangible and long-lived asset impairment charges	1,327	0	1,327	100.0%
Depreciation	2,300	2,492	(192)	(7.7)%
Amortization	865	879	(14)	(1.6)%

Total operating expenses	75,504	76,135	(631)	(0.8)%

Income from operations	$(187)	$9,739	$(9,926)	(101.9)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to continue to halt, reduce or delay marketing. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. This was partially offset by increased revenue from our direct to consumer business and growth in certain indirect marketing arrangements. The growth in revenue from our direct to consumer business is primarily due to new subscribers added since the comparable period. Total subscribers in our direct to consumer business increased 13% from the period ended September 30, 2012 as compared to September 30, 2013. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has increased slightly to 82.0% for the three months ended September 30, 2013 from 81.1% in the three months ended September 30, 2012. Further, our new subscriber additions were 59% lower in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers, and we have suspended billing of certain other subscribers. These cancellations and suspensions are based on regulatory actions or changes in the regulatory environment.

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,
	2013	2012
Revenue	$32,283	$39,487
Percentage of consumer products and services revenue	42.9%	46.0%

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

Total subscriber additions for the three months ended September 30, 2013 were 126 thousand compared to 315 thousand in the three months ended September 30, 2012.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Three Months Ended September 30,
	2013	2012
Percentage of subscribers from direct marketing arrangements to total subscribers	54.5%	48.2%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	86.6%	37.5%
Percentage of revenue from direct marketing arrangements to total customer revenue	82.0%	81.1%

The increase in the percent of new subscribers acquired from direct marketing arrangements to total new subscribers acquired in the three months ended September 30, 2013 is the result of an increase in our new subscribers related to our direct to consumer business, partially offset by a decline in subscribers from our indirect financial institution clients.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including radio, television, telemarketing, web-based marketing, print and direct mail expenses such as printing and postage. The increase in marketing expenses is primarily a result of an increase in marketing for our direct to consumer business partially offset by a continued decrease in marketing expense for our direct subscription business with existing clients. In future quarters, we expect our direct to consumer marketing to continue to increase. Amortization of deferred subscription solicitation costs related to marketing for the three months ended September 30, 2013 and 2012 were $4.2 million and $3.6 million, respectively. Marketing costs expensed as incurred for the three months ended September 30, 2013 and 2012 were $2.0 million and $1.3 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 8.3% for the three months ended September 30, 2013 from 5.7% for the three months ended September 30, 2012.

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

As a percentage of revenue, commission expenses decreased to 24.9% for the three months ended September 30, 2013 from 25.9% for the three months ended September 30, 2012.

Cost of Revenue. Cost of revenue consists of data costs, the costs of operating our customer service and fulfillment centers, and billing costs for subscribers and one-time transactional sales. The decrease in cost of revenue expenses is primarily the result of lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rate for data. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 35.2% for the three months ended September 30, 2013 compared to 31.5% for the three months ended September 30, 2012.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase in general and administrative expenses is primarily related to costs incurred related to research and develop new and diversified businesses and to continue product development in the identity and security arena. In addition, we incurred expenses for severance and severance-related benefits for the three months ended September 30, 2013 and 2012, of $523 thousand and $364 thousand, respectively.

Total share based compensation expense for the three months ended September 30, 2013 and 2012 were $1.6 million and $1.8 million, respectively. In addition, for the three months ended September 30, 2013 and 2012, we incurred compensation expense of $374 thousand and $364 thousand, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 25.9% for the three months ended September 30, 2013 from 21.7% for the three months ended September 30, 2012.

Goodwill, intangible and long-lived asset impairment charge. Goodwill, intangible and long-lived asset impairment charges consists of impairments recognized for goodwill, intangible and other long-lived assets. In the three months ended September 30, 2013, we estimated the fair value of our long-term investment in White Sky using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value and we recognized a non-cash impairment charge of approximately $1.3 million.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 1.8% for the three months ended September 30, 2013 as compared to 0.0% for the three months ended September 30, 2012.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by accelerated depreciation on an asset due to a change in its estimated useful life. We accelerated depreciation on an asset due to a change in its estimated useful life and expect additional depreciation expense though the remainder on 2013.

As a percentage of revenue, depreciation expenses increased to 3.1% for the three months ended September 30, 2013 from 2.9% for the three months ended September 30, 2012.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

As a percentage of revenue, amortization expenses increased slightly to 1.1% for the three months ended September 30, 2013 from 1.0% for the three months ended September 30, 2012.

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

	Three Months Ended September 30,
	2013	2012	Difference	%
Revenue	$61	$0	$61	100.0%
Operating expenses:
Cost of revenue	116	0	116	100.0%
General and administrative	871	29	842	2,903.4%
Depreciation	107	0	107	100.0%

Total operating expenses	1,094	29	1,065	3,672.4%

Loss from operations	$(1,033)	$(29)	$(1,004)	(3,462.1)%

Revenue. In 2013, we launched a new operations platform and service and discontinued support for certain legacy services. We expect revenue to increase as we successfully onboard new clients.

Cost of Revenue. Cost of revenue consists of the costs of operating our information processing centers, data costs and billing costs for subscribers. Cost of revenue increased in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to the launch of a new operations platform in 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The increase in general and administrative expenses is due to increased professional fees, payroll expense and other start up costs associated with the new operating platform and service we launched in the first half of 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expenses increased in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to the acquisition of new assets associated with the launch of a new operations platform.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in loss from operations is primarily driven by growth in revenue and decreased general and administrative expenses.

	Three Months Ended September 30,
	2013	2012	Difference	%
Revenue	$490	$358	$132	36.9%
Operating expenses:
Cost of revenue	25	26	(1)	(3.8)%
General and administrative	549	672	(123)	(18.3)%
Depreciation	47	38	9	23.7%

Total operating expenses	621	736	(115)	(15.6)%

Loss from operations	$(131)	$(378)	$247	65.3%

Revenue. The increase in revenue is the result of revenue from new and existing clients.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue decreased slightly for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

As a percentage of revenue, cost of revenue decreased to 5.1% for the three months ended September 30, 2013 compared to 7.3% for the three months ended September 30, 2012.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The decrease in general and administrative expenses is primarily due to the accrual of an allowance for doubtful accounts from the three months ended September 30, 2012.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased from the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

As a percentage of revenue, depreciation decreased to 9.6% for the three months ended September 30, 2013 compared to 10.6% for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
Nine Months Ended September 30, 2013
Revenue	$236,711	$99	$1,379	$238,189
Operating expenses:
Marketing	17,956	0	0	17,956
Commissions	58,917	0	0	58,917
Cost of revenue	80,578	257	149	80,984
General and administrative	58,445	2,185	1,534	62,164
Goodwill, intangible and long-lived asset impairment charges	1,327	0	0	1,327
Depreciation	6,419	180	141	6,740
Amortization	2,593	0	0	2,593

Total operating expenses	226,235	2,622	1,824	230,681

Income (loss) from operations	$10,476	$(2,523)	$(445)	$7,508

Nine Months Ended September 30, 2012
Revenue	$262,479	$0	$918	$263,397
Operating expenses:
Marketing	16,115	0	0	16,115
Commissions	69,620	0	0	69,620
Cost of revenue	79,327	0	67	79,394
General and administrative	55,439	29	1,869	57,337
Depreciation	7,376	0	96	7,472
Amortization	2,636	0	0	2,636

Total operating expenses	230,513	29	2,032	232,574

Income (loss) from operations	$31,966	$(29)	$(1,114)	$30,823

Consumer Products and Services Segment

Our income from operations in our Consumer Products and Services segment significantly decreased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in income from operations is primarily due to decreased revenue from our direct marketing arrangements partially offset by a decrease in commissions expenses, increased marketing expenses primarily for our direct to consumer business and costs related to a new development stage business line which are incurred in this segment. In addition, we recorded a non-cash impairment charge of $1.3 million related to our long-term investment in White Sky.

	Nine Months Ended September 30,
	2013	2012	Difference	%
Revenue	$236,711	$262,479	$(25,768)	(9.8)%
Operating expenses:
Marketing	17,956	16,115	1,841	11.4%
Commissions	58,917	69,620	(10,703)	(15.4)%
Cost of revenue	80,578	79,327	1,251	1.6%
General and administrative	58,445	55,439	3,006	5.4%
Goodwill, intangible and long-lived asset impairment charges	1,327	0	1,327	100.0%
Depreciation	6,419	7,376	(957)	(13.0)%
Amortization	2,593	2,636	(43)	(1.6)%

Total operating expenses	226,235	230,513	(4,278)	(1.9)%

Income from operations	$10,476	$31,966	$(21,490)	(67.2)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to continue to halt, reduce or delay marketing. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. This was partially offset by increased revenue from our direct to consumer business and growth in certain indirect marketing arrangements. The growth in revenue from our direct to consumer business is primarily due to new subscribers added since the comparable period. Total subscribers in our direct to consumer business increased 13% from the period ended September 30, 2012 as compared to September 30, 2013. The percentage of revenue from direct marketing arrangements, in which we recognize the gross amount billed to the subscriber, has slightly decreased to 81.1% for the nine months ended September 30, 2013 from 82.2% in the nine months ended September 30, 2012. Further, our new subscriber additions were 51% lower in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers, and we have suspended billing of certain other subscribers. These cancellations and suspensions are based on regulatory actions or changes in the regulatory environment.

The following table shows the amount and percentage of consumer products and services revenue generated from our client arrangement with Bank of America for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended September 30,
	2013	2012
Revenue	$102,545	$124,305
Percentage of consumer products and services revenue	43.3%	47.4%

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

Total subscriber additions for the nine months ended September 30, 2013 were 429 thousand compared to 884 thousand in the nine months ended September 30, 2012.

The table below shows the percentage of subscribers generated from direct marketing arrangements:

	Nine Months Ended September 30,
	2013	2012
Percentage of subscribers from direct marketing arrangements to total subscribers	54.5%	48.2%
Percentage of new subscribers acquired from direct marketing arrangements to total new subscribers acquired	82.4%	40.4%
Percentage of revenue from direct marketing arrangements to total customer revenue	81.1%	82.2%

The increase in the percent of new subscribers acquired from direct marketing arrangements to total new subscribers acquired in the nine months ended September 30, 2013 is the result of an increase in our new subscribers related to our direct to consumer business, partially offset by a decline in subscribers from our indirect financial institution clients.

Marketing Expenses. The increase in marketing expenses is primarily a result of an increase in marketing for our direct to consumer business partially offset by a continued decrease in marketing expenses for our direct subscription business with existing clients. In future quarters, we expect our client related marketing expenses to continue to decline and our direct to consumer marketing to continue to increase. Amortization of deferred subscription solicitation costs related to marketing for the nine months ended September 30, 2013 and 2012 were $12.1 million and $13.0 million, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2013 and 2012 were $5.8 million and $3.1 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 7.6% for the nine months ended September 30, 2013 from 6.1% for the nine months ended September 30, 2012.

Commissions Expenses. The decrease in commissions expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commissions expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America and other clients.

As a percentage of revenue, commission expenses decreased to 24.9% for the nine months ended September 30, 2013 from 26.5% for the nine months ended September 30, 2012.

Cost of Revenue. The increase in cost of revenue expenses continues to be primarily the result of an increase in the effective rates for data, partially offset by lower volumes of data fulfillment and service costs for subscribers. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 34.0% for the nine months ended September 30, 2013 compared to 30.2% for the nine months ended September 30, 2012.

General and Administrative Expenses. The increase in general and administrative expenses is primarily related to costs incurred related to research and develop new and diversified businesses and to continue product development in the identity and security arena, as well as higher legal costs. We incurred expenses for severance and severance-related benefits for the nine months ended September 30 2013 and 2012 of $1.4 million and $790 thousand, respectively. In addition, in the nine months ended September 30, 2013, we decreased our software development costs that were capitalized.

Total share based compensation expense for the nine months ended September 30, 2013 and 2012 were $4.8 million and $5.6 million, respectively. In addition, for the nine months ended September 30, 2013 and 2012, we incurred compensation expense of $1.0 million and $1.2 million, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 24.7% for the nine months ended September 30, 2013 from 21.1% for the nine months ended September 30, 2012.

Goodwill, intangible and long-lived asset impairment charge. In the nine months ended September 30, 2013, we estimated the fair value of our long-term investment in White Sky using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value and we recognized a non-cash impairment charge of approximately $1.3 million.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 0.1% for the nine months ended September 30, 2013 as compared to 0.0% for the nine months ended September 30, 2012.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by new additions acquired subsequent to September 30, 2012. We accelerated depreciation on an asset due to a change in its estimated useful life and expect additional depreciation expense though the remainder on 2013.

As a percentage of revenue, depreciation expenses decreased to 2.7% for the nine months ended September 30, 2013 from 2.8% for the nine months ended September 30, 2012.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

As a percentage of revenue, amortization expenses increased slightly to 1.1% for the nine months ended September 30, 2013 from 1.0% for the nine months ended September 30, 2012.

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

	Nine Months Ended September 30,
	2013	2012	Difference	%
Revenue	$99	$0	$99	100.0%
Operating expenses:
Cost of revenue	257	0	257	100.0%
General and administrative	2,185	29	2,156	7,434.5%
Depreciation	180	0	180	100.0%

Total operating expenses	2,622	29	2,593	8,941.4%

Loss from operations	$(2,523)	$(29)	$(2,494)	(8,600.0)%

Revenue. In 2013 we launched a new operations platform and service and discontinued support for certain legacy services. We expect revenue to increase as we successfully onboard new clients.

Cost of Revenue. Cost of revenue increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to the launch of a new operations platform in 2013.

General and Administrative Expenses. The increase in general and administrative expenses is due to increased professional fees, payroll expenses and other start up costs associated with the new operating platform and service we launched in the first half of 2013.

Depreciation. Depreciation expenses increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to the acquisition of new assets associated with the launch of a new operations platform.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in loss from operations is primarily driven by growth in revenue and decreased general and administrative expenses.

	Nine Months Ended September 30,
	2013	2012	Difference	%
Revenue	$1,379	$918	$461	50.2%
Operating expenses:
Cost of revenue	149	67	82	122.4%
General and administrative	1,534	1,869	(335)	(17.9)%
Depreciation	141	96	45	46.9%

Total operating expenses	1,824	2,032	(208)	(10.2)%

Loss from operations	$(445)	$(1,114)	$669	60.1%

Revenue. The increase in revenue is the result of revenue from new and existing clients.

Cost of Revenue. Cost of revenue increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to increased unit costs of data fulfillment.

As a percentage of revenue, cost of revenue increased to 10.8% for the nine months ended September 30, 2013 compared to 7.3% for the nine months ended September 30, 2012.

General and Administrative Expenses. The decrease in general and administrative expenses is primarily due to decreased software licensing and other expenses. In addition, the decrease is related to the timing of an accrual of an allowance for doubtful accounts in the three months ended September 30, 2012.

Depreciation. Depreciation expense increased from the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

As a percentage of revenue, depreciation decreased slightly to 10.2% for the nine months ended September 30, 2013 compared to 10.5% for the nine months ended September 30, 2012.

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

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$0	$421	$185	$1,407
Loss before income taxes from discontinued operations	0	(62)	(9)	(236)
Income tax (expense) benefit	0	(17)	0	52

Loss from discontinued operations	0	(79)	(9)	(184)

Interest Expense

Interest expense decreased to $15 thousand for the three months ended September 30, 2013 from $58 thousand for the three months ended September 30, 2012. Interest expense decreased to $179 thousand for the nine months ended September 30, 2013 from $314 thousand for the nine months ended September 30, 2012, primarily due to the decreased outstanding debt and lease balances.

Other Income (Expense)

Other expense was $18 thousand in the three months ended September 30, 2013 as compared to other income of $160 thousand in the three months ended September 30, 2012. Other expense was $708 thousand in the nine months ended September 30, 2013 as compared to other income of $210 thousand in the nine months ended September 30, 2012. The decrease was primarily due to an expense associated with reducing the value of the long-term investment that occurred in the nine months ended September 30, 2013 of $677 thousand to more properly reflect the fair value analysis of White Sky, Inc., which was performed in the year ended December 31, 2012.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2013 and 2012 was 7.3% and 39.1%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2013 and 2012 was 65.3% and 40.5%, respectively. The significant increase from the comparable nine month period is primarily due to the ratio of book expenses that are not deductible for income tax purposes, to the decrease in income from continuing operations before income tax. In addition, during the nine months ended September 30, 2013 we placed a full valuation allowance against the aggregate fair value adjustments of $2.0 million including the exercise of our White Sky warrants and the non-cash impairment charge, which has the effect of increasing the interim effective tax rate. We also placed a valuation allowance of $253 thousand against an existing deferred tax asset related to an impairment in White Sky that was recorded in the year ended December 31, 2012. We treated this as a discrete item to the interim provision and it also has the effect of increasing the interim effective tax rate.

In addition, the total liability for uncertain tax positions decreased by approximately $591 thousand from December 31, 2012 due to the lapse in the statute of limitations. The long-term portion is recorded in other long-term liabilities in our condensed consolidated balance sheets. This did not impact our consolidated interim effective tax rate for the three and nine months ended September 30, 2013. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. We did not accrue penalties in the three and nine months ended September 30, 2013 and 2012. In the three and nine months ended September 30, 2013, we reduced interest expense by $65 thousand and $54 thousand, respectively. In the three and nine months ended September 30, 2012, we recorded interest expense of $1 thousand and $13 thousand, respectively.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $20.5 million as of September 30, 2013 compared to $25.6 million as of December 31, 2012. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of September 30, 2013 was $24.7 million compared to $22.3 million as of December 31, 2012. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer products and services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include, but are not limited to, cash and cash equivalents, cash from operations, amounts available (if any) under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances, working capital management and bank borrowings. We had a working capital surplus of $32.0 million as of September 30, 2013 compared to $31.7 million as of December 31, 2012. At September 30, 2013, we had borrowing capacity under the Credit Agreement of $30 million, and were in compliance with all of the covenants contained therein.

We believe that we have sufficient cash provided by operations and cash on hand to fund our ongoing operating requirements. However, if there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliant with all of the covenants in our credit agreement, our liquidity could be negatively affected.

	Nine Months Ended September 30,
	2013	2012	Difference
	(In thousands)
Cash flows provided by operating activities	$17,408	$38,617	$(21,209)
Cash flows used in investing activities	(4,920)	(6,373)	1,453
Cash flows used in financing activities	(17,531)	(33,020)	15,489

Net decrease in cash and cash equivalents	(5,043)	(776)	(4,267)
Cash and cash equivalents, beginning of period	25,559	30,834	(5,275)

Cash and cash equivalents, end of period	$20,516	$30,058	$(9,542)

The decrease in cash flows provided by operations was primarily the result of a decrease in revenue, an increase in expenses for data fulfillment, an increase in cash used for marketing for our direct to consumer business and an increase in cash used for research and development activities related to new and diversified businesses. This was partially offset by a reduction in cash paid for commissions for our direct subscription business and a decrease in income tax payments. Cash paid for deferred subscription solicitation increased in the nine months ended September 30, 2013 from the comparable period. In the nine months ended September 30, 2013, cash flows used in operations for deferred subscription solicitation costs was $14.5 million as compared to $12.4 million in the nine months ended September 30, 2012.

The decrease in cash flows used in investing activities for the nine months ended September 30, 2013 was primarily attributable to a decrease in purchases of property and equipment. In addition, we paid cash for a long-term investment in the nine months ended September 30, 2012, which contributed to the decrease in cash flows used in investing activities.

The decrease in cash flows used in financing activities for nine months ended September 30, 2013 was primarily due to the timing of cash paid in the three months ended March 31, 2012 for long-term debt repayments, partially offset by the cash distribution for the vesting of restricted stock units and the purchase of treasury stock.

The following summarizes our dividend activity for the nine months ended September 30, 2013:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20
May 9, 2013	May 29, 2013	June 7, 2013	$0.20
August 8, 2013	August 26, 2013	September 6, 2013	$0.20

The following summarizes our dividend activity for the year ended December 31, 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on December 9, 2013, to stockholders of record as of November 22, 2013.

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

Our Credit Agreement contains customary financial maintenance covenants as of the last day of any fiscal quarter, including a consolidated leverage ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of not less than 1.25:1.00. Failure to comply with any of the covenants under our Credit Agreement could result in a default under the facility, which could cause the lenders to terminate their commitments and, to the extent we have outstanding borrowings, accelerate the timing of payments and exercise their lien on substantially all of our assets. We cannot assure you that we will maintain compliance with such covenants for future quarterly periods, or be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of September 30, 2013, we had approximately $18.0 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases up to $3.0 million of common stock under our share repurchase program. The repurchase plan commenced on December 1, 2012 and was completed in May 2013. In the three months ended September 30, 2013 and 2012, we did not repurchase any shares of common stock. In the nine months ended September 30, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million. During the nine months ended September 30, 2012, we repurchased 21 thousand shares of common stock at an average rate of $13.06 per share resulting in an aggregate cost to us of $282 thousand.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America each moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motion to dismiss was granted with prejudice on October 1, 2012. The plaintiffs filed a notice of appeal, which appeal is pending before the United States Court of Appeals for the Ninth Circuit.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the complaint. On September 25, 2013, the court held a hearing on that motion. The court has not yet issued a decision on the motion.

On September 2, 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurances Services Inc. and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act in the marketing of products to certain Ocwen customers. On October 4, 2013, Ocwen Financial Corp, with the consent of Intersections Inc. and Intersections Insurance Services Inc., filed a notice to remove the case to the United States District Court for the Northern District of Illinois, Eastern Division. The case is now pending in that court. On October 30, 2013, Plaintiffs filed a Stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case.

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

INTERSECTIONS INC.

Date: November 12, 2013	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer