Form 10-K
period 2013-12-31
INTERSECTIONS INC
filed 2014-03-17
CIK 1095277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 005-50580

INTERSECTIONS INC.

(Exact name of registrant as specified in the charter)

Delaware	54-1956515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 Stonecroft Boulevard,	20151
Chantilly, Virginia	(Zip Code)
(Address of principal executive office)

(703) 488-6100

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 28, 2013, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $83 million based on the last sales price quoted on The NASDAQ Global Market.

As of March 5, 2014, the registrant had 21,411,876 shares of common stock, $0.01 par value per share, issued and 18,231,445 shares outstanding, with 3,180,431 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2014 annual meeting of stockholders to be held on or about May 14, 2014.

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

•

the outcome and effect of the regulatory scrutiny of the sales, marketing and administration of add-on products by financial institutions, including the examinations of financial institutions by federal regulators and the investigation by the Consumer Financial Protection Bureau regarding our identity theft protection products;

•	whether financial institution clients continue to suspend billing of, or cancel, our subscribers;

•

whether our marketing with non-financial institution clients, our consumer direct marketing and our investments in new products and services will be successful in replacing the subscribers and revenue we continue to lose through cancellations and decreased marketing by financial institutions;

•	the concentration of our products and services;

•	the concentration of our suppliers and clients;

•

our ability to continue our business and operations strategy, including growth through existing channels, products and services, development of new channels, products and services, investments in new technology and acquisition, and investments;

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

We are a leading provider of subscription based consumer protection services in the United States and Canada. Our services help consumers understand and monitor their credit profiles and other personal information and protect themselves against identity theft or fraud. We also provide subscription based insurance and membership services. We have three reportable operating segments with continuing operations through the year ended December 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Consumer Products and Services accounted for approximately 99% of our revenue in the year ended December 31, 2013. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers. On March 10, 2014, we made the determination to cease ongoing operations at our subsidiary, Intersections Business Intelligence Services (D/B/A Zumetrics®). These operations are expected to wind down and cease during the three months ending June 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter will no longer have a Market Intelligence segment.

Our consumer products and services historically have been offered primarily through relationships with clients. Most of our current subscribers for our products and services were acquired through our financial institution clients. We also offer our products and services through clients in other industries, including Internet service providers, retailers and e-commerce companies. In Canada, our products and services are offered through a marketing and distribution relationship with a Canadian company to the customers of financial institution and non-financial institution clients. In recent years, we have added a greater share of new subscribers by marketing directly to consumers through our IDENTITY GUARD® brand and other brands. We conduct our consumer direct marketing primarily through online affiliates, search engine marketing and broadcast media. We also may market through other channels, including direct mail, print marketing, telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry.

Through our subsidiary, i4c Innovations, we plan in 2014 to launch VOYCETM, a new platform and service for pet owners. VOYCETM is wearable technology for pets that contains patented technology designed to capture key vital signs and other wellness indicators. Subscribers to this platform will have access to the results, as well as expert content from leading pet experts, to allow them to make informed decisions when it comes to their pets’ health and well-being and share key wellness information with their veterinarians. We believe VOYCETM uniquely provides a combination of health data monitoring for pets and customized information for pet owners. To date, start up, research and development expenses for i4c and VOYCETM have been included in our Consumer Products and Services segment.

We were incorporated in Delaware in 1999. Through our predecessor companies, we have been offering consumer protection services since 1996. Intersections Insurance Services, through its predecessor companies, has been offering consumer products and services since 1982. Our principal executive offices are located at 3901 Stonecroft Boulevard, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our web site address is www.intersections.com. We make available on this web site at www.intersections.com, under “Investors and Media,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

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

Consumer Products and Services

Our Services and Subscribers

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. An individual consumer subscription may include access to some or all of these benefits. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability and property and casualty insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information. We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and identity theft protection monitoring services.

Our products and services are offered to consumers by us or our clients principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, debit card, mortgage bill or demand deposit account by our clients, but may be billed by us in our consumer direct business and in some other circumstances. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions typically are offered with trial, delayed billing or guaranteed refund periods.

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

The substantial majority of our subscribers historically have been obtained through relationships with financial institutions in the United States and Canada. In most of these relationships, we provided customized products, services, consumer experiences, and billing, delivery and other policy implementation to meet the requirements of our financial institution clients. We have invested significant time and money over the years in meeting these requirements. We also have made significant investments in the development of advanced product features, and worked to have our clients adopt these products. In recent years, a greater proportion of our subscribers have been obtained through consumer direct marketing under our IDENTITY GUARD® brand, where we have greater control over the product specifications. We believe that the products and services sold under our IDENTITY GUARD® brand typically represent some of the most feature rich products offered in our industry, at higher than industry average price points. We also market IDENTITY GUARD® products at lower price points, which we believe provide more extensive features than comparably priced offerings of our competitors.

Our Marketing

Our services are or have been marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Some of our marketing arrangements with our clients have called for us to fund marketing activity, and others have called for our clients to fund the marketing. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies, and may drive considerable period to period changes in our operating performance and metrics. Under our financial institution client arrangements, however, most marketing has been managed and conducted by our financial institution clients, even though in some cases we may have funded the marketing.

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. In 2011 and 2012, approximately 70% of both our new subscribers and our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. In 2013, approximately 28% of our new subscribers and approximately 65% of our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. Revenue from subscribers obtained through our largest client, Bank of America, as a percentage of Consumer Products and Services segment revenue, constituted approximately 52% in 2011, 47% in 2012 and 43% in 2013. Bank of America and our other major financial institution clients have suspended or terminated their marketing of our products, and most other marketing through financial institutions has been reduced, suspended or terminated. We believe this is due to a number of factors, including regulatory scrutiny of the sales, marketing and administration of add-on products by financial institutions and changes in the financial institutions’ strategies. As a result, our new subscriber additions were 48% lower in 2013 as compared to 2012 despite growth in new subscriber additions from consumer direct and non-financial institution clients.

We have increased spending on consumer direct marketing in recent years, resulting in growth in revenue and new subscribers primarily for our IDENTITY GUARD® and other consumer direct brands. Revenue for our consumer direct business has grown at a compound annual growth rate in excess of 21% over the four years ending December 31, 2013, from $24.0 million in 2010 to over $42.0 million in 2013. We conduct our consumer direct marketing primarily through online affiliates, search engine marketing, and print and broadcast media. We also may market through other channels, including direct mail, outbound telemarketing, inbound telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry. In some cases, we market directly to the consumer using brands we own other than IDENTITY GUARD®. We anticipate continuing to devote an increasing proportion of our new product development, new business development and marketing resources to our consumer direct business, and specifically to the IDENTITY GUARD® brand, in an effort to sustain and increase the revenue growth rate for this unit. We also anticipate continuing to develop non-financial institution marketing and distribution relationships for our IDENTITY GUARD® brand and other brands.

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

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers, for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us at any time to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to continue to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in allowing continued servicing, including continued billing by those clients.

We expect ongoing regulatory review and scrutiny of sales of add-on and other consumer financial products and services, including identity theft protection products, to continue to be a focus of the federal Consumer Financial Protection Bureau and other regulators. As a result, marketing of our products by our major financial institution clients, and most marketing by our other financial institution clients, has been reduced, suspended or terminated, and we do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of or cancelled certain subscribers, and may suspend billing of or cancel other subscribers. We believe that these cancellations and suspensions are principally a result of regulatory actions or changes in the regulatory environment, as well as changes in the marketing and customer relationship strategies of our financial institution clients.

Our consumer direct business involves clients that typically require a lesser degree of customization in branding, product specifications, billing and other operational processes and policies than our historical financial institution clients. Our consumer direct business model also involves business relationships with new categories of business partners, such as Internet service providers, search engine operators, affiliate networks, and marketing agencies, which were not a part of our historical financial institution-centered business model.

Operations

Our operations platform for our consumer products and services, which consists principally of customer service, fulfillment, information processing and technology, is designed to serve the needs of both our clients and our subscribers. Our services are tailored to meet both our subscribers’ needs for protection and our clients’ requirements for branding and presentation, service levels, accuracy and security. Many of our clients routinely test the security of our operations and suggest areas for improvement. We believe our ongoing investment in operations offer a significant competitive advantage for us in our ability to produce high quality services in both online and offline environments while delivering high levels of both customer and client service and data security. We continue to invest in our consumer products and services operations in order to support a broader array of product offerings, launch new products and partners more quickly, and adapt to changes in the overall economy, such as the growth in mobile commerce.

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

We maintain in-house customer care centers in Virginia, Illinois and New Mexico. Additionally, we may utilize the services of outsourced vendors with capacity for additional customer service.

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

Data and Analytics Providers

Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days’ notice, respectively. The contract with Equifax expires on January 1, 2015. Each of these credit reporting agencies is a competitor of ours in providing credit information and identity theft protection services to consumers.

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

We believe that our principal competitors for our Consumer Products and Services segment include the following companies and their subsidiaries or affiliates: Equifax; Experian; TransUnion; Affinion; Fair Isaac; and Lifelock. Other competitors that we believe to be smaller also are in the market, and others may enter the market. We also purchase credit data from our competitors Equifax, Experian and TransUnion. One or more of them may decline to provide us all of the data or features that they may provide to consumers, which could have an adverse effect on our ability to compete for those consumers.

Market Intelligence

Our Services

Through our subsidiary, Intersections Business Intelligence Services (D/B/A Zumetrics®), we provide a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners. Our platform provides our clients visibility into how their channel presence stacks up against the competition and alerts them of strategic shifts in the marketplace. Our services utilize proprietary technology and third party data sources to search e-commerce retail sites for instances of specific brands and/or products, categorize each instance and report e-commerce market findings back to our clients. Our services are typically priced as monthly subscriptions for a defined set of monitoring services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. We have since discontinued support for certain legacy services and ceased all business operations at Net Enforcers.

Our Marketing

We primarily use an internal sales force to market the services to brand owners or retailers. Clients purchase services based upon the need to monitor e-commerce promotions associated with their brand and products, our positive reputation in the marketplace, our combination of technology and operational solutions to Internet monitoring challenges, and the cost, quality and scope of our service offerings.

Our Clients

Our clients are typically brand owners or retailers. Generally, client contracts have terms of one year with automatic annual renewals. This segment’s operating results do not significantly impact our consolidated financial results.

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

Bail Bonds Industry Solutions

Our Services

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include data management, bookkeeping, accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe these services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. These services are sold to retail bail bondsman on a “per seat” license basis plus additional transactional charges for various optional services. Additionally, this segment has developed a suite of services for bail bonds insurance companies, general agents and sureties which are sold on either a transactional or recurring revenue basis.

Our Marketing

This segment primarily markets its services through an internal sales force both directly to bail bondsmen and indirectly via bail bonds industry intermediaries such as trade associations, general agents, sureties and insurance companies. It has secured exclusive endorsements from the largest trade association in the bail bonds industry as well as several large general agents and sureties. The business is actively working with these industry intermediaries to market their services to affiliated retail bail bondsmen.

Our Clients

This segment’s clients are bail bonds industry participants including insurance companies, sureties, general agents and retail bail bondsmen. This segment’s operating results do not significantly impact our consolidated financial results.

Operations, Information Technology & Customer Service

This segment has custom developed its technology and operational processes based upon an in depth understanding of the operational activities of the bail bonds industry. The primary offices are located in New York and it outsources hosting and management of its operational technology platforms to a domestic third party data center provider located in Northern Virginia. Services are generally delivered to clients on a remote basis over the Internet via secure connections. Onsite support is sometimes provided to clients, particularly during initial data migration and account setup. This segment continues to invest in its operational and technology platforms to improve functionality, scalability and the security of its offerings.

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

Marketing and ongoing servicing of our consumer products and services are subject to various federal and state laws, depending on the circumstances, including the federal Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, CAN-SPAM Act, Electronic Fund Transfer Act, U.S. Card Act, and both federal and state laws prohibiting unfair, deceptive or abusive practices or requiring disclosure of information about various products and services. These laws may apply to us or our clients.

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

Our consumer business in Canada is subject to laws and regulations that are similar to but not the same as laws and regulations in the United States. Laws and regulations that may apply to our business in Canada include the federal Personal Information Protection and Electronic Documents Act and federal and provincial laws and regulations regarding credit information and marketing and other consumer protection laws and regulations.

Our financial institution clients are subject to federal laws and regulations that govern financial institutions and their affiliates, financial products, financial information privacy, financial accounts such as credit cards, debit cards, demand deposit accounts and mortgages, and payment systems and processes. Our financial institution clients are subject to oversight by the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Consumer Financial Protection Bureau and other federal or state regulatory agencies. In part based on the requirements of those regulatory agencies, our financial institution clients are required to exercise oversight of us, and often require us by contract to comply with certain of the laws and regulations that apply directly to them. We and some of our clients also are subject to state laws and regulations that primarily are enforced by individual state attorneys general, state banking agencies and state insurance departments.

For example, sales by financial institutions of add-on or ancillary products have been the subject of increasing scrutiny. We believe that the OCC, FDIC and CFPB are continuing to review financial institutions’ policies and practices with respect to add-on or ancillary products, and their management of third party suppliers like us. The CFPB, OCC and FDIC have entered into public consent orders with Capital One Financial Corp., JP Morgan Chase Bank, N.A., Discover Bank and American Express, and their affiliates, regarding the sales of add-on products, including identity theft protection products. Some parts of these consent orders have focused on the sales and marketing of the products, and others have focused on billing practices with respect to certain consumers who were deemed to have received less than the full benefits of the products. Under these consent orders, financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions and cease marketing of the applicable products until their compliance plans are approved by regulators. Although we were named as a product provider, along with other providers, in consent orders entered by the OCC with Capital One and Chase, the consent orders did not make any finding of wrongdoing by us. We expect that the regulators’ reviews of the sales of add-on products by financial institutions will continue, and may result in additional consent orders. We also believe that the CFPB is examining the sales of consumer direct products by our credit bureau suppliers. Certain state attorneys general also have brought enforcement actions against financial institutions regarding the sales of add-on products. We are not a party to those actions except for the single matter described in Item 3 below, “Legal Proceedings.”

On July 11, 2012, we received a Civil Investigative Demand from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” We have been cooperating fully in the investigation, and have produced all or substantially all of the information requested by the CFPB. We also more recently received from the CFPB a request for voluntary production of certain additional information and are in the process of providing the requested information. The CFPB has not alleged a violation by us of any law or regulation.

Many of the laws in the United States and Canada that apply to us or our clients are the subject of revision and addition, the issuance of rules, regulations, guidance and interpretations by government agencies, and rulings and interpretations by courts and other tribunals. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. We have made and may continue to make changes to our business and operations as a result of changes with respect to these laws or regulations. These changes have increased our costs and reduced our revenue, and we may make further changes that have such effect. Further, scrutiny of the sales, marketing and administration of add-on products by regulators has resulted in the suspension or termination of most marketing of our products by financial institutions, suspension of billing of certain subscribers, and cancellation of certain subscribers.

Laws and Regulations Governing Our Other Segments

Our Market Intelligence business depends in part on federal and state laws and private policies governing intellectual property ownership and enforcement, access to information made available on the Internet, and competition. Changes in these laws or rules or how they are interpreted or implemented may adversely affect the ability of our Market Intelligence business to provide its services or result in expenses related to legal or regulatory enforcement.

Certain of Captira’s services are governed by various federal and state laws and regulations. These laws and regulations include the federal Fair Credit Reporting Act and similar state laws governing consumer reports, and the federal Gramm Leach Bliley Act and other federal and state privacy laws and regulations.

Intellectual Property

We consider certain of our processes, systems, methodologies, databases, tangible and intangible materials, software and trademarks to be proprietary. We rely on a combination of trade secret, patent, copyright, trademark and other laws, license agreements and non-disclosure, non-competition and other contractual provisions, and technical measures, to protect our proprietary and intellectual property rights. Certain features and functions of our products and services use intellectual property under license from several third parties, which we at times sub-license to our clients and others. We may depend on certain of those licenses to operate parts of our products. When we market our services in client-branded programs, we rely on licenses from our clients to use their trademarks.

Financial Information About Segments and Geographic Areas

See Note 23 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

Employees

As of December 31, 2013, we had 644 employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

Approximately 99% of our revenue in 2013 was derived from our Consumer Products and Services segment. We expect to remain dependent on revenue from our consumer products and services for the foreseeable future. Any significant loss of revenue from our Consumer Products and Services segment could have a material adverse impact on our business, results of operations and financial condition.

For example, marketing of our products by our major financial institution clients, and most marketing by our other financial institution clients, has been reduced, suspended or terminated, and some financial institution clients also have suspended billing of or cancelled certain subscribers, and may suspend billing of or cancel other subscribers. As a result, our revenue and earnings decreased in 2013, and we expect our revenue and earnings to continue to decrease in 2014 as compared to 2013.

We must replace the subscribers we lose and, if we fail to do so, our revenue and subscriber base will continue to decline.

We lose a substantial number of subscribers each year in the ordinary course of our business. We have lost subscribers in prior years, and may lose subscribers in future years, due to numerous factors, including:

•	changing subscriber preferences;

•	subscriber dissatisfaction;

•	cancellations required by clients, or for regulatory or other reasons;

•	client turn-over;

•	competitive price pressures;

•	general economic conditions;

•	credit card or other billing vehicle declines; and

•	credit card or other billing vehicle turnover.

We depend upon a small number of large financial institutions in the United States to derive most of our revenue. A continued reduction in revenue derived from these large financial institutions will likely reduce our revenue and earnings in 2014.

We depend upon a small number of large financial institutions in the United States to derive a significant portion of our revenue. For example, in 2011 and 2012, approximately 70% of both our new subscribers and our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. In 2013, approximately 28% of our new subscribers and approximately 65% of our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions.

Most marketing of our products by financial institution clients, however, has been reduced, suspended or terminated, and we do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of or cancelled certain subscribers, and may suspend billing of or cancel other subscribers. As a result our total number of subscribers has declined, and we expect it to continue to decline. If we fail to replace these subscribers, our total number of subscribers and revenue will continue to decline, which could have a material adverse impact on our business, results of operations and financial condition.

We are also substantially dependent on these financial institutions to continue to service our subscribers. If those financial institutions do not perform their contractual obligations with respect to the servicing of existing subscribers, or otherwise do not cooperate in our continued servicing of those subscribers, including billing of those subscribers, or, where permitted under our contracts, they terminate our servicing of the subscribers, we could lose significant current sources of revenue, and those losses could have a material adverse effect on our business, financial condition and results of operations.

We derive most of our revenue from subscribers acquired under our contracts with our clients, and we could lose access to prospective subscribers and current subscribers if one or more of our clients were to reduce or cease the marketing of our services, cancel subscribers, terminate their contracts with us, or fail to support the ongoing servicing of the subscribers.

Under most of our client agreements, our clients may reduce or cease marketing of our products at their discretion. If one or more of our clients reduces or ceases the marketing of our products, we would lose access to additional subscribers and sources of revenue.

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

Clients under most contracts, whether direct or indirect, may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Further, upon termination or expiration of a client contract, we may enter into a transition agreement or other agreement with the client that modifies the original terms of the agreement. In some cases our ability to continue our services and receive the related revenue may depend upon ongoing cooperation by our clients, including the use of certain billing systems or processes. Our clients or others could take certain actions or make changes after the termination or expiration of our agreements which could materially interfere with or limit our ability to continue to provide our services to those subscribers or receive the related revenue.

Our new subscriber additions were 48% lower in 2013 compared to 2012, due to the reduction, suspension or termination of most marketing of our products by our financial institution clients, and some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers. For example:

•

Bank of America has ceased marketing of our services, and the portions of our agreement with Bank of America under which our identity theft protection services were being marketed to prospective subscribers expired on December 31, 2011. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition. We believe that our agreement with Bank of America provides for us to continue to service those subscribers substantially under the applicable terms currently in effect. Under our agreement, however, Bank of America may require us to cease providing services to the existing subscribers if the agreement is terminated for material breach by us or based on various events such as certain legal or regulatory changes. We do not know whether Bank of America will agree with our interpretation of our agreement, and there can be no guarantee that Bank of America will continue to provide the cooperation necessary to continued servicing of the subscribers, including continued billing of the subscribers. Bank of America has indicated that it has been responding to inquiries from regulatory authorities regarding identity theft protection products, which we believe include our products and products from a different provider.

•

In October 2013, our servicing of subscribers under our indirect marketing agreement with Chase terminated. As a result, we ceased to service and receive revenue related to approximately 615 thousand subscribers and 216 thousand non-subscriber customers.

•

In January 2014, Capital One sent us a notice of its decision to terminate its indirect marketing agreement with us, effective no sooner than July 31, 2014. Under the notice, Capital One reserves the right to extend the date of termination of the agreement beyond July 31, 2014, and at a later time to notify us of the cancellation of existing subscriptions, which may occur before, on or after July 31, 2014.

Our consumer products and services business is subject to a wide range of U.S. and foreign regulation and scrutiny, which could have a material adverse effect on our business, results of operations and financial condition.

Our consumer products and services business is subject to a wide variety of U.S. federal and state laws and regulations, including, among others, laws governing credit information, consumer privacy and marketing and servicing of consumer products and services. Our business in Canada is subject to similar laws.

Our financial institution clients are subject to federal laws and regulations that govern financial institutions and their affiliates, financial products, financial information privacy, financial accounts such as credit cards, debit cards, demand deposit accounts and mortgages, and payment systems and processes. Our financial institution clients are subject to oversight by the OCC, FDIC, CFPB and other federal or state regulatory agencies. In part based on the requirements of those regulatory agencies, our financial institution clients are required to exercise oversight of us, and often require us by contract to comply with certain of the laws and regulations that apply directly to them. We and some of our clients also are subject to state laws and regulations that primarily are enforced by individual state attorneys general, state banking agencies and state insurance departments.

Many of the laws in the United States and Canada that apply to us or our clients are the subject of revision and addition, the issuance of rules, regulations, guidance and interpretations by government agencies, and rulings and interpretations by courts and other tribunals. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. We have made and may continue to make changes to our business and operations as a result of changes with respect to these laws or regulations. These changes have increased our costs and reduced our revenue, and we may make further changes that have such effect. Further, scrutiny of the sales, marketing and administration of add-on products by regulators has resulted in the suspension or termination of most marketing of our products by financial institutions, suspension of billing of certain subscribers, and cancellation of certain subscribers.

The effect of this combination of laws, regulations, reviews and proceedings is difficult to estimate, and any or a combination of them, or changes to them, may have a material adverse effect on our business, results of operations or financial condition.

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

Because we operate in a highly regulated industry and must comply with various foreign, federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our business. These legal actions may include private class action lawsuits, and investigations and enforcement actions by governmental authorities. We cannot predict the outcome of any actions or proceedings, and the cost of responding to investigations or claims and defending against private actions, investigations or government enforcement actions might be material. If we are found liable in any actions or proceedings, or are required to indemnify our clients or others for their expenses or liability, we may have to pay substantial damages, fines and penalties, lose subscribers or clients, suffer harm to our reputation, and be required change the way we conduct our business, any of which may have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these investigations, proceedings or actions, or other regulatory oversight, we or our financial institution clients may take remedial actions including the issuing of refunds or cancellations of subscribers, and our clients may seek indemnification or contribution from us relating to those remedial actions.

For example, sales by financial institutions of add-on or ancillary products have been the subject of increasing scrutiny by federal and state regulators. We believe that the OCC, FDIC and CFPB are continuing to review our financial institution clients’ policies and practices with respect to add-on or ancillary products, and their management of third party suppliers like us. The CFPB, OCC and FDIC have entered into public consent orders with Capital One, Chase, Discover and American Express regarding the sales of add-on products, including identity theft protection products. Some parts of these consent orders have focused on the sales and marketing of the products, and others have focused on billing practices with respect to certain consumers who were deemed to have received less than the full benefits of the products. Under these consent orders, financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions and cease marketing of the applicable products until their compliance plans are approved by regulators. Although we were named as a product provider, along with other providers, in consent orders entered by the OCC with Capital One and Chase, the consent orders did not make any finding of wrongdoing by us.

We expect that the regulators’ reviews of the sales of add-on products by financial institutions will continue, and may result in additional consent orders. We also believe that the CFPB is examining the sales of consumer direct products by our credit bureau suppliers. Certain state attorneys general also have brought enforcement actions against financial institutions regarding the sales of add-on products. We are not a party to those actions except for the single matter described in Item 3 below, “Legal Proceedings.”

On July 11, 2012, we received a Civil Investigative Demand from the CFPB requesting production of documents and answers to questions regarding the provision of “ancillary products related to credit card or deposit accounts.” We have been cooperating fully in the investigation, and have produced all or substantially all of the information requested by the CFPB. We also more recently received from the CFPB a request for voluntary production of certain additional information and are in the process of providing the requested information. The CFPB has not alleged a violation by us of any law or regulation. The costs of responding to these investigations and requests may have an adverse effect on our financial condition, and any finding that we have violated a law or regulation, filing of an enforcement action against us, or entry by us into a consent order or settlement, may have a material adverse effect on our business, operations and financial condition.

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

We are committing significant resources to our strategic efforts to develop new products and services and increase our consumer direct marketing. For example, we plan in 2014 to launch VOYCETM, a new platform and service for pet owners, and may launch new identity theft protection, privacy, insurance and other products and services for consumers, and also intend to invest in increased marketing of our services directly to consumers through our IDENTITY GUARD® brand and other brands. As a result of the commitments and investments, as well as declining revenue due to a decrease in marketing by our financial institution clients, and suspension or cancellation of billing or subscribers, we expect our revenue and earnings to continue to decline in 2014. Our continued investment in the consumer direct business or new investment in other new businesses or products may not be successful in generating future revenue or profits on our projected timeframes or at all.

We may launch products and services in fields and markets that are new to us, and may be exposed to new risks that could impede the success of our efforts or result in unforeseen liabilities or expenses.

Our VOYCE™ product will require the manufacturing and distribution of electronic goods including wireless communications technology, which is not a form of product creation or distribution in which we previously have engaged. As a result, we will be required to learn and comply with laws and regulations that are new to us, and manage risks that are new to us, including manufacturing supply chain management and product distribution. We also are exploring or developing other new products and services, including new privacy and insurance products, which also may involve new risks. If we are unable to manage these new risks, our efforts to develop and launch new products and services may not be successful, or we may incur unforeseen liabilities or expenses, including product liability, regulatory violation, intellectual property infringement or contract claims, which may have a material adverse effect on our business and financial condition.

We may lose subscribers and customers and significant revenue if our existing products and services become obsolete, or if we fail to introduce new products and services with broad appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon developing and successfully introducing new products and services that generate client and consumer interest, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. We have made or may make significant investments in these new products and services, including development costs and prepayment of royalties and fees to third party providers. Although we have a limited history of developing and introducing products and services outside the areas of identity theft protection and consumer credit information, we are currently developing or introducing new products and services in other areas. Our failure to develop, introduce or expand successfully our products and services could have a material adverse effect on our business and prospects.

We may lose subscribers and significant revenue if our subscribers cease to maintain the accounts through which they are billed for our products and services, or our clients change their billing or credit practices or policies, including access to certain billing systems and processes.

Most of our subscribers are billed for our products and services through accounts with our clients, such as credit card, debit card, demand deposit and mortgage accounts. Market factors such as a refinancing or account cancellation could cause a loss of subscribers. Client decisions, such as changes in their credit card billing practices or policies, may result in our inability to bill for our products and services, which also may result in a loss of subscribers. These subscriber losses may have a material adverse impact on our revenue.

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

In the past, our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our historical operating results have been below the expectations of analysts and investors, the price of our common stock has decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;

•	the decrease in our revenue, earnings and subscriber base in 2013 and the anticipated reduction in our revenue and earnings in 2014;

•	the loss of a key client or a change by a key client in the marketing or servicing of our products and services;

•	enforcement actions or other proceedings against us or our client;

•	our ability to introduce new and improve existing products and services on a timely basis;

•	the success of competing products and services by our competitors;

•	the demand for consumer subscription services generally;

•	amount and frequency of future dividend payments and share repurchases, if any;

•	the ability of third parties to support our services; and

•	general economic conditions.

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

Loeb Holding Corp., which is controlled by two of our directors, owns approximately 40% of our outstanding common stock. In addition, our executive officers and other directors own shares of our outstanding common stock. These stockholders may have interests that conflict with the other public stockholders. If these stockholders act together, they could have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

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

Our Market Intelligence and Bail Bonds Industry Solutions segments are subject to various laws and regulations that may have an adverse effect on our business.

Our Market Intelligence and Bail Bonds Industry Solutions segments subject to a wide variety of federal and state laws and regulations. These laws are subject to change and addition, and various governmental authorities in the United States and Canada have the authority to make and change regulations and rules under these laws. We incur significant costs to operate our business and monitor our compliance with these laws, regulations and rules, and these costs may be material. Any changes to the existing applicable laws, regulations or rules, or any determination that other laws, regulations or rules are applicable to us, could increase our costs or impede our ability to provide our products and services. These changes may have a material adverse effect on our business and results of operations. In addition, we may incur material costs in responding to government investigations or proceedings, or private actions, and if we are found to have violated any of these laws or regulations we could incur liability and lose customers, which may have a material adverse impact on our business and results of operations.

We may be subject to intellectual property rights claims, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies.

Companies in the Internet, technology, data management, wireless communications, wearable technology and other industries own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. The technologies we own or license from others may not be able to withstand challenge by the owners of any third-party claims or rights. Any intellectual property claims, with or without merit, could be time consuming, and expensive to litigate or settle, and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these customers and clients and could require us to pay damages, which could have a material adverse impact on our business and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a summary of our principal leased facilities:

Location	Approx. Square Feet	Segment	Lease Expiration
Chantilly, VA(1)	98,310	Consumer Products and Services	2019
Chantilly, VA	7,349	Consumer Products and Services	2019
Rio Rancho, NM	28,000	Consumer Products and Services	2018
Altavista, VA	27,317	Consumer Products and Services	2015
Albany, NY	5,244	Bail Bonds Industry Solutions	2015
Fairfax, VA	6,373	Market Intelligence	2015

(1)	Includes expansion space.

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

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motion to dismiss was granted with prejudice on October 1, 2012. The plaintiffs filed a notice of appeal, which appeal remains pending before the United States Court of Appeals for the Ninth Circuit.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer.

In September 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurance Services Inc., and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. On October 30, 2013, Plaintiffs filed a stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case. On November 14, 2013, the plaintiffs filed an amended complaint against Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC. On November 27, 2013, Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC jointly filed a Motion to Dismiss and to Strike Class Allegations. On March 5, 2014, the motion was granted in a part, and denied in part.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Michael R. Stanfield	63	Chairman, Chief Executive Officer and Director
Madalyn C. Behneman	50	Senior Vice President, Chief Accounting Officer
Dean Brown	49	Chief Information Officer
Neal B. Dittersdorf	54	Executive Vice President, Chief Legal Officer
John G. Scanlon	46	Executive Vice President, Chief Financial Officer
Steven A. Schwartz	53	President, Identity Guard
Steve Sjoblad	64	Chief Marketing Strategist
Joseph F. Vacca	43	President, Partner Solutions

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

Steven A. Schwartz has served as our President, Identity Guard since July of 2012. Mr. Schwartz has served as our Executive Vice President, Consumer Services and Senior Vice President, Consumer Services since joining Intersections in July of 2003. Prior to joining Intersections, Mr. Schwartz held senior marketing, client and business management positions at The Motley Fool and Time-Life Inc. Mr. Schwartz holds a B.S. from Syracuse University and an M.B.A. from Rutgers University.

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

Joseph F. Vacca has served as our President of Partner Solutions since June 2013 after serving as Senior Vice President of Client Services since December 2009. Prior to that Mr. Vacca held a number of positions at Intersections, including Vice President Consumer Solutions. Prior to joining Intersections in 2000, Mr. Vacca has worked extensively in marketing and product management, including positions at EduCap, a leading private student loan company, and the Student Loan division of Wells Fargo. Mr. Vacca is a member of the Direct Marketing Association and the International Association of Privacy Professionals. Mr. Vacca holds a B.S. from Shepherd University and a M.B.A. from Frostburg State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 28, 2014, the common stock was held by approximately 53 stockholders of record and an estimated 4,133 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share and dividends declared on our common stock as reported on the NASDAQ Composite Tape.

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2013 Quarter ended:
March 31, 2013	$11.05	$9.18	$0.20
June 30, 2013	$10.46	$8.54	$0.20
September 30, 2013	$10.03	$8.73	$0.20
December 31, 2013	$9.07	$7.18	$0.20

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2012 Quarter ended:
March 31, 2012	$13.61	$11.08	$0.20
June 30, 2012	$15.85	$10.84	$0.20
September 30, 2012	$16.52	$10.30	$0.20
December 31, 2012	$10.39	$8.15	$0.70

On November 30, 2012, we paid a one-time special cash dividend of $0.50 per share, as well as our regular quarterly cash dividend of $0.20 per share, on our common stock. Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on April 3, 2014, to stockholders of record as of March 20, 2014.

Dividends are considered quarterly by the board of directors and may be paid only when approved by the board of directors. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2013, we had approximately $16.9 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement without lender consent (assuming compliance with the other covenants of the agreement). The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

We did not repurchase any shares during the three months ended December 31, 2013.

The following graph shows the cumulative total return as of December 31, 2013 of a $100 investment made on December 31, 2008 in our common stock (with dividends, if any, reinvested), as compared with similar investments based on the value of the NASDAQ Composite and the Dow Jones US General Finance Index. The peer group was determined by our inclusion in the NASDAQ as a publicly traded company and the Dow Jones US General Finance Index covers companies that primarily provide commercial, industrial and professional services to businesses and governments not classified elsewhere. The stock performance shown below is not necessarily indicative of future performance.

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

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Statements of Operations Data(1):
Revenue	$344,037	$362,103	$370,702	$347,418	$310,273
Operating expenses:
Marketing	65,268	53,333	36,960	21,057	23,502
Commission	110,349	117,588	107,199	90,721	76,654
Cost of revenue	90,205	88,297	110,033	106,399	105,159
General and administrative	54,649	60,981	72,102	80,331	83,497
Goodwill, intangible and long-lived asset impairment charges(2)	822	0	0	1,804	1,327
Depreciation	7,425	8,099	9,022	9,702	8,683
Amortization	9,009	6,690	3,801	3,516	3,457

Total operating expenses	337,727	334,988	339,117	313,530	302,279

Income from operations	6,310	27,115	31,585	33,888	7,994
Interest (expense) income, net	(1,102)	(1,675)	(800)	(407)	(247)
Gain on settlement, net(3)	0	0	1,842	0	0
Other income (expense), net	1,362	(442)	282	412	(574)

Income from continuing operations before income taxes	6,570	24,998	32,909	33,893	7,173
Income tax expense	(1,782)	(10,013)	(13,655)	(13,918)	(4,754)

Income from continuing operations	4,788	14,985	19,254	19,975	2,419
Loss from discontinued operations, net of tax	(15,521)	(488)	(629)	(275)	(9)
Gain on disposal of discontinued operations	0	5,868	0	0	0
Net loss attributable to noncontrolling interest in discontinued operations	4,380	0	0	0	0

(Loss) income from discontinued operations	(11,141)	5,380	(629)	(275)	(9)

Net (loss) income attributable to Intersections Inc.	$(6,353)	$20,365	$18,625	$19,700	$2,410

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$0.28	$0.85	$1.12	$1.12	$0.13

(Loss) income from discontinued operations	$(0.64)	$0.30	$(0.04)	$(0.01)	$0

Basic (loss) earnings per common share	$(0.36)	$1.15	$1.08	$1.11	$0.13

Diluted (loss) earnings per common share:
Income from continuing operations	$0.27	$0.81	$1.00	$1.05	$0.13

(Loss) income from discontinued operations	$(0.63)	$0.30	$(0.03)	$(0.01)	$0

Diluted (loss) earnings per common share	$(0.36)	$1.11	$0.97	$1.04	$0.13

Weighted average shares outstanding:
Basic	17,503	17,709	17,214	17,807	18,072

Diluted	17,583	18,412	19,167	19,011	18,850

Cash dividends paid per common share	$0	$0.30	$0.70	$1.30	$0.80

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$12,394	$14,453	$30,834	$25,559	$20,920
Deferred subscription solicitation costs	34,256	24,756	14,463	8,298	7,086
Working capital	25,040	30,519	24,965	31,651	26,271
Total assets	192,171	162,627	166,751	146,353	131,089
Long-term debt	33,074	3,399	2,301	1,464	1,610
Total stockholders’ equity	$96,407	$116,556	$107,887	$109,385	$97,463
Statement of Cash Flow Data:
Cash inflows (outflows) from:
Operating activities	$17,359	$48,285	$35,548	$48,946	$23,087
Investing activities	(6,992)	1,024	(3,579)	(7,761)	(6,354)
Financing activities	$(8,551)	$(47,264)	$(15,588)	$(46,460)	$(21,372)
Other Data(4):
Subscribers at beginning of period	4,730	4,301	4,150	4,945	4,489
Reclassified subscribers			148	0	(119)
New subscribers — indirect	818	934	1,597	575	87
New subscribers — direct	2,230	1,365	1,100	491	465
Cancelled subscribers within first 90 days of subscription	(933)	(737)	(560)	(240)	(176)
Cancelled subscribers after first 90 days of subscription	(2,544)	(1,713)	(1,490)	(1,282)	(1,875)

Subscribers at end of period	4,301	4,150	4,945	4,489	2,871
Non-subscriber customers	3,377	3,817	4,525	3,480	8

Total customers at end of period	7,678	7,967	9,470	7,969	2,879

Indirect subscribers	39.0%	40.9%	50.9%	51.5%	33.2%
Direct subscribers	61.0	59.1	49.1	48.5	66.8

	100.0%	100.0%	100.0%	100.0%	100.0%

Cancellations within first 90 days of subscription(5)	30.6%	32.0%	20.8%	22.5%	31.9%
Cancellations after first 90 days of subscription(6)	37.2%	29.2%	23.7%	22.2%	38.5%
Overall retention(7)	55.3%	62.9%	72.2%	74.7%	56.9%

(1)

On July 19, 2010, we sold Screening International LLC for an aggregate purchase price of $15.0 million in cash plus adjustments for working capital and other items. Our background screening services ceased upon the sale of Screening International. In addition, in 2013, we ceased all business operations at Net Enforcers. Both entities qualified as discontinued operation as we did not have significant continuing involvement in the businesses and their operations and cash flows were eliminated from our continuing operations. Our consolidated financial results include Screening International, for the period June 1, 2006 through December 31, 2010 and Net Enforcers for the period January 1, 2009 through December 31, 2013 as discontinued operations. Our financial results also include Intersections Insurance Services, Captira Analytical, and Intersections Business Intelligence Services.

(2)

We impaired intangible and long-lived assets in our Bail Bonds Industry Solutions segments of $822 thousand in the year ended December 31, 2009. In addition, as part of our review of capitalized software projects in accordance with U.S. GAAP, we, together with our client, reassessed a development effort related to a web based platform prior to it being placed in service, and therefore recorded a fixed asset impairment charge of $1.2 million in the year ended December 31, 2012. In addition, we recorded non-cash impairments of $653 thousand and $1.3 million related to our long term investment in White Sky, LLC in the years ended December 31, 2012 and 2013, respectively.

(3)

Pursuant to a legal settlement in October 2011, we received a combination of cash and title to two office condominiums and one real property parcel. The cash and fair value of the properties were approximately $1.8 million.

(4)

We periodically refined the criteria we use to calculate and report the “Other Data” depicted in the table above. The changes in our criteria include, but are not limited to (1) adjustments to the definition of Subscribers, resulting in approximately 148 thousand and 119 thousand customers, respectively, being reclassified into our Subscriber count, (2) inclusion of a Non-Subscriber Customers count for all periods presented, and (3) inclusion of a total Customers count which adds together Subscribers and Non-Subscriber Customers for all periods presented. We further refined the presentation of Other Data above by removing the calculations of Customer revenue and Marketing and commissions associated with customer revenue. These changes were made as our level of revenue, marketing expense and commission expense not associated with Customer revenue has decreased to an immaterial amount as a result of our strategic focus on our core identity theft protection business.

Non-Subscriber Customers include consumers who receive or are eligible for certain limited versions of our products and services as benefits of their accounts with our clients. Non-Subscriber Customers also includes consumers for whom we provide limited administrative services in connection with their transfer from a client’s prior service provider. We generate an immaterial percentage of our revenue from Non-Subscriber Customers. In the year ended December 31, 2013, Non-Subscriber Customers decreased significantly due to the cancellation by two of our financial institution clients of two portfolios totaling 3.5 million subscribers. In the year ended December 31, 2013, we generated $120 thousand in revenue from these subscribers.

For the year ended December 31, 2011, both Subscribers and New Subscribers — indirect include Subscribers that are new to us and originally initiated their enrollments when a client was using a different service provider. As such, they may have different retention characteristics than our typical new Subscribers.

During the years ended December 31, 2011, 2012 and 2013, certain of our clients changed their customer billing and cancellation practices related to our products. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. As of December 31, 2013, we currently have 63 thousand subscribers on billing hold as a result of these changes.

(5)	Percentage of cancellation within the first 90 days to subscriber additions for the period.

(6)

Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.

(7)	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

We have three reportable operating segments with continuing operations through the year ended December 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, insurance and membership products and services and VOYCETM, our new platform and service for pet owners we are in the process of launching. This segment constituted approximately 99% of our revenue in 2013. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers. In addition, on March 10, 2014 we made the determination to cease ongoing operations at our subsidiary, Intersections Business Intelligence Services (D/B/A Zumetrics®). These operations are expected to wind down and cease during the three months ending June 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter will no longer have a Market Intelligence segment.

Consumer Products and Services

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. An individual consumer subscription may include access to some or all of these benefits. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability and property and casualty insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information.

We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and identity theft protection monitoring services.

Our consumer products and services historically have been offered primarily through relationships with clients. Most of our current subscribers for our products and services were acquired through our financial institution clients in the United States and Canada. We also offer our products and services through clients in other industries, including Internet service providers, retailers and e-commerce companies. In Canada, our products and services are offered through a marketing and distribution relationship with a Canadian company to the customers of financial institution and non-financial institution clients. In recent years, we have added a greater share of new subscribers by marketing directly to consumers through our IDENTITY GUARD® brand and other brands. We conduct our consumer direct marketing primarily through online affiliates, search engine marketing and broadcast media. We also may market through other channels, including direct mail, print marketing, telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry.

Through our subsidiary, i4c Innovations, we plan in 2014 to launch VOYCETM, a new platform and service for pet owners. VOYCETM is wearable technology for pets that contains patented technology designed to capture key vital signs and other wellness indicators. Subscribers to this platform will have access to the results, as well as expert content from leading pet experts, to allow them to make informed decisions when it comes to their pets’ health and well-being and share key wellness information with their veterinarians. We believe VOYCE™ uniquely provides a combination of health data monitoring for pets and customized information for pet owners.

The substantial majority of our subscribers historically have been obtained through relationships with financial institutions in the United States and Canada. In most of these relationships, we provided customized products, services, consumer experiences, and billing, delivery and other policy implementation to meet the requirements of our financial institution clients. We have invested significant time and money over the years in meeting these requirements. We also have made significant investments in the development of advanced product features, and worked to have our clients adopt these products. In recent years, a greater proportion of our subscribers have been obtained through consumer direct marketing under our IDENTITY GUARD® brand, where we have greater control over the product specifications. We believe that the products and services sold under our IDENTITY GUARD® brand typically represent some of the most feature rich products offered in our industry, at higher than industry average price points. We also market IDENTITY GUARD® products at lower price points, which we believe provide more extensive features than comparably priced offerings of our competitors.

Our services are or have been marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the Internet. Some of our marketing arrangements with our clients have called for us to fund marketing activity, and others have called for our clients to fund the marketing. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies, and may drive considerable period to period changes in our operating performance and metrics. Under our financial institution client arrangements, however, most marketing has been managed and conducted by our financial institution clients, even though in some cases we may have funded the marketing.

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

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us at any time to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in allowing continued servicing, including continued billing by those clients. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us, effective no sooner than July 31, 2014. Under the notice, Capital One reserves the right to extend the date of termination of the agreement beyond July 31, 2014, and at a later time to notify us of the cancellation of existing subscriptions, which may occur before, on, or after July 31, 2014. We estimate the current monthly revenue derived under this agreement to be approximately $1.0 million per month as of December 31, 2013.

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. In 2011 and 2012, approximately 70% of both our new subscribers and our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. In 2013, approximately 28% of our new subscribers and approximately 65% of our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. Revenue from subscribers obtained through our largest client, Bank of America, as a percentage of Consumer Products and Services segment revenue, constituted approximately 52% in 2011, 47% in 2012 and 43% in 2013. Bank of America and our other major financial institution clients have suspended or terminated their marketing of our products, and most other marketing through financial institutions has been reduced, suspended or terminated. We believe this is due to a number of factors, including regulatory scrutiny of the sales, marketing and administration of add-on products by financial institutions and changes in the financial institutions’ strategies. As a result, our new subscriber additions were 48% lower in 2013 as compared to 2012 despite growth in new subscriber additions from consumer direct and non-financial institution clients. We expect ongoing regulatory review and scrutiny of sales of add-on and other consumer financial products and services, including identity theft protection products, to continue to be a focus of the CFBP and other regulators. As a result, marketing of our products by our major financial institution clients, and most other marketing by our financial institution clients, has been reduced, suspended or terminated, and we do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of or cancelled certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment, and others are based on changes in the marketing and customer relationship strategies of our financial institution clients.

We are continuing to provide information to the federal CFBP in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for information received in January 2014. Further, we have made, and may make additional changes to our practices and products, we may experience additional subscriber cancellations, and we, or our clients, may be subject to further regulatory or legal actions. We expect to continue to incur material costs in as a result of this ongoing regulatory review and scrutiny. For example, in the years ended December 31, 2012 and 2013, we incurred a total of approximately $3.6 million in out-of-pocket costs to respond to the Civil Investigative Demand from the CFPB, and we expect to continue to incur significant out-of-pocket costs in 2014. We or our financial institution clients also may take remedial actions including the issuing of refunds or cancellation of subscribers, and our clients may seek indemnification or contribution from us relating to those remedial actions.

The following table shows the amount of our total subscribers between indirect marketing arrangements and direct marketing arrangements:

	As of December 31,
	2011	2012	2013
	(In thousands)
Indirect marketing arrangements	2,517	2,310	953
Direct marketing arrangements	2,428	2,179	1,918

Total subscribers	4,945	4,489	2,871

Over the last few years, subscribers in our Consumer Products and Services segment from direct marketing arrangements were 49% in 2011, 49% in 2012 and 67% in 2013. The increase in direct marketing arrangements in the year ended December 31, 2013 compared to the comparable period is due to increased subscribers from our consumer direct business, partially offset by a decline in subscribers from our indirect financial institution clients. In the year ended December 31, 2013, one of our financial institution clients under an indirect marketing arrangement cancelled its portfolio of approximately 650 thousand subscribers. The cancellation of these subscribers did not have a material incremental impact on our financial performance in the year ended December 31, 2013 and we do not expect it to have an impact on our future performance. We are increasing our level of marketing with non-financial institution clients and through our consumer direct marketing, but do not know whether we will be successful in replacing the subscribers and revenue we lose through cancellations and decreased marketing by financial institutions.

The number of cancellations within the first 90 days as a percentage of new subscribers was 21% in 2011, 23% in 2012 and 32% in 2013. We analyze subscriber cancellations during the first 90 days because we believe this time period affords the subscriber the opportunity to evaluate the service. The number of cancellations after the first 90 days, which are measured as a percentage of the number of subscribers at the beginning of the year plus new subscribers during the year less cancellations within the first 90 days, was 24% in 2011, 22% in 2012 and 39% in 2013. The total number of cancellations during the year as a percentage of the beginning of the year subscribers plus new subscriber additions was 28% in 2011, 25% in 2012, and 43% in 2013. Conversely, our retention rates, calculated by taking subscribers at the end of the year divided by subscribers at the beginning of the year plus additions for the year, was 72% in 2011, 75% in 2012 and 57% in 2013. The decrease in the retention rate is primarily due to the cancelled population discussed above.

Market Intelligence

Through our subsidiary, Intersections Business Intelligence Services (DBA Zumetrics®), we provide a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners. Our platform provides our clients visibility into how their channel presence stacks up against the competition and alerts them of strategic shifts in the marketplace. Our services utilize proprietary technology and third party data sources to search e-commerce retail sites for instances of specific brands and/or products, categorize each instance and report e-commerce market findings back to our clients. Our services are typically priced as monthly subscriptions for a defined set of monitoring services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. We have since discontinued support for certain legacy services and ceased all business operations at Net Enforcers.

Bail Bonds Industry Solutions

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include data management, bookkeeping, accounting, reporting and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe these services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. These services are sold to retail bail bondsman on a “per seat” license basis plus additional transactional charges for various optional services. Additionally, this segment has developed a suite of services for bail bonds insurance companies, general agents and sureties which are sold on either a transactional or recurring revenue basis.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, debit card, mortgage bill or demand deposit accounts by our clients, but may be billed by us in some circumstances. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions typically are offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2012 and 2013 totaled $725 thousand and $609 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2013, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

On January 1, 2012, we adopted an accounting standard update, commonly referred to as the step zero approach, that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

Share-Based Compensation

We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, $.01 par value, which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. The active period for the 1999 Plan expired on August 24, 2009 and the active period for the 2004 plan expires on May 5, 2014.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

2011
Expected dividend yield	4.5%
Expected volatility	73.8%
Risk-free interest rate	2.48%
Expected term of options	6.2 years

In the years ended December 31, 2012 and 2013, respectively, we did not grant options.

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

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. Therefore, we may make changes to that estimate throughout the vesting period based on actual activity.

Long-Term Investment

We account for investments in non-consolidated entities using the cost method of accounting, under U.S. GAAP. We have a long-term investment in convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

We regularly review our investments for indications that fair value is less than the carrying value for reasons that are other than temporary. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (b) a significant adverse change in the regulatory, economic, or technological environment of the investee; (c) a significant adverse change in the general market conditions of either the geographic area or the industry in which the investee operates; (d) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; (e) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Any adverse change in these factors could have a significant impact on the recoverability of our investments and could have a material impact in our consolidated financial statements.

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

Research and Development Costs

Our subsidiary, i4c Innovations, has incurred costs in developing their VOYCETM platform and service, which we consider to be research and development expenses. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations. We include costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs. We expense research and development costs until the product or service has achieved specific functional and economic requirements and is ready for manufacture. For the years ended December 31, 2012 and 2013, we incurred research and development costs of $649 thousand and $4.3 million, respectively.

We plan to report the subsidiary’s results of operations as a separate operating segment if and when the subsidiary’s activities meet the requirements for segment reporting accordance with U.S. GAAP.

Accounting Standards Updates Recently Adopted

In December 2011, an update was made to “Balance Sheet”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our consolidated financial statements.

In February 2013, an update was made to “Comprehensive Income”. The amendments in this Update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our consolidated financial statements.

In December 2013, an update was made to the Master Glossary. The addition minimized the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP on a going-forward basis. The amendments in this update do not effect existing requirements and are effective prospectively for future financial accounting and reporting guidance. We have adopted the provisions of this update as of December 31, 2013 and there was no material impact to our consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In February 2013, an update was made to “Liabilities”. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: the amount the reporting entity agreed to pay on the basis of its arrangement amount with its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all periods presented. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our consolidated financial statements.

In April 2013, an update was made to “Presentation of Financial Statements”. The guidance in this Update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our consolidated financial statements.

In July 2013, an update was made to “Income Taxes”. The guidance in this Update state that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our consolidated financial statements.

Results of Continuing Operations

The following table sets forth, for the periods indicated, certain items on our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2011	2012	2013
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Marketing	10.0	6.1	7.6
Commission	28.9	26.1	24.7
Cost of revenue	29.7	30.6	33.9
General and administrative	19.5	23.1	26.9
Goodwill, intangible and long-lived asset impairment charges	0	0.5	0.4
Depreciation	2.4	2.8	2.8
Amortization	1.0	1.0	1.1

Total operating expenses	91.5	90.2	97.4

Income from operations	8.5	9.8	2.6
Interest expense, net	(0.3)	(0.1)	(0.1)
Gain on settlement, net	0.6	0	0
Other income (expense), net	0.1	0.1	(0.2)

Income from continuing operations before income taxes	8.9	9.8	2.3
Income tax expense	(3.7)	(4.0)	(1.5)

Income from continuing operations	5.2%	5.8%	0.8%

We have three reportable operating segments with continuing operations through the year ended December 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, insurance and membership products and services and VOYCETM, our new platform and service for pet owners we are in the process of launching. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

Years Ended December 31, 2012 and 2013 (in thousands):

The consolidated results of continuing operations are as follows:

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
Year Ended December 31, 2012
Revenue	$346,104	$0	$1,314	$347,418
Operating expenses:
Marketing	21,057	0	0	21,057
Commission	90,721	0	0	90,721
Cost of revenue	106,302	0	97	106,399
General and administrative	77,559	329	2,443	80,331
Goodwill, intangible and long-lived asset impairment charges	1,804	0	0	1,804
Depreciation	9,562	0	140	9,702
Amortization	3,516	0	0	3,516

Total operating expenses	310,521	329	2,680	313,530

Income (loss) from operations	$35,583	$(329)	$(1,366)	$33,888

Year Ended December 31, 2013
Revenue	$308,284	$152	$1,837	$310,273
Operating expenses:
Marketing	23,502	0	0	23,502
Commission	76,654	0	0	76,654
Cost of revenue	104,599	385	175	105,159
General and administrative	78,283	3,153	2,061	83,497
Goodwill, intangible and long-lived asset impairment charges	1,327	0	0	1,327
Depreciation	8,210	287	186	8,683
Amortization	3,457	0	0	3,457

Total operating expenses	296,032	3,825	2,422	302,279

Income (loss) from operations	$12,252	$(3,673)	$(585)	$7,994

Consumer Products and Services Segment

Income from operations in our Consumer Products and Services segment significantly decreased in the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients due both to decreased marketing and the cancellation of certain subscriber populations, partially offset by decreased commissions. Costs of revenue increased as a percentage of revenue due to increases in the effective rates for data. In the year ended December 31, 2013, our marketing expenses increased due primarily to our increased investment in our consumer direct business, which resulted in greater new consumer direct subscriber additions in 2013 compared to 2012. In addition, in the year ended December 31, 2013 we spent approximately $9.0 million on research, development and other operating costs associated with our subsidiary i4c Innovations’ VOYCETM platform and service, which we are in the process of launching. We also recorded a non-cash impairment charge of $1.3 million related to our long-term investment in White Sky.

	Years Ended December 31,
	2012	2013	Difference	%
Revenue	$346,104	$308,284	$(37,820)	(10.9)%
Operating expenses:
Marketing	21,057	23,502	2,445	11.6%
Commissions	90,721	76,654	(14,067)	(15.5)%
Cost of revenue	106,302	104,599	(1,703)	(1.6)%
General and administrative	77,559	78,283	724	0.9%
Goodwill, intangible and long-lived asset impairment charges	1,804	1,327	(477)	(26.4)%
Depreciation	9,562	8,210	(1,352)	(14.1)%
Amortization	3,516	3,457	(59)	(1.7)%

Total operating expenses	310,521	296,032	(14,489)	(4.7)%

Income from operations	$35,583	$12,252	$(23,331)	(65.6)%

Revenue.    The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decision by our financial institution clients to reduce, suspend or terminate marketing, as well as the cancellation of certain subscriber portfolios by the same financial institution clients, including our Chase portfolio. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 48% lower in 2013 as compared to 2012. We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us, effective no sooner than July 31, 2014. Under the notice, Capital One reserves the right to extend the date of termination of the agreement beyond July 31, 2014, and at a later time to notify us of the cancellation of existing subscriptions, which may occur before, on or after July 31, 2014. We estimate the current monthly revenue derived under this agreement to be approximately $1.0 million per month as of December 31, 2013. Some financial institution clients also have suspended billing of certain subscribers, and may suspend billing of or cancel other subscribers, and we have suspended billing of certain other subscribers. As a result, our revenue and earnings decreased in 2013, and we expect our revenue and earnings to continue to decrease in 2014.

Revenue decreases from U.S. financial institution clients were partially offset by increased revenue from our consumer direct and Canadian business lines. These business areas combined to achieve $74.4 million in revenue in the year ended December 31, 2013, an increase of approximately 6.1% over the prior year. Revenue growth for these business areas was primarily driven by new subscriber additions of 377 thousand.

The following table provides details of our consumer products and services revenue and subscriber information for the years ended December 31, 2012 and 2013, respectively (in thousands):

Consumer Products and Services Revenue

	2012	2013	2012	2013
Direct marketing arrangements	$284,486	$252,186	82.2%	81.8%
Indirect marketing arrangements	61,618	56,098	17.8%	18.2%

Total Consumer Products and Services Revenue	$346,104	$308,284	100.0%	100.0%

Bank of America	$161,834	$132,944	46.8%	43.1%
Consumer Direct	37,586	42,011	10.9%	13.6%
Canadian business lines	32,565	32,388	9.4%	10.5%
All other clients	114,119	100,940	33.0%	32.7%

Total Consumer Products and Services Revenue	$346,104	$308,284	100.0%	100.0%

Consumer Products and Services Subscribers

	2012	2013	2012	2013
Bank of America	1,176	920	26.2%	32.1%
Consumer Direct	260	301	5.8%	10.5%
Canadian business lines	347	332	7.7%	11.6%
All other clients	2,706	1,318	60.3%	45.9%

Total Consumer Products and Services Subscribers	4,489	2,871	100.0%	100.0%

Bank of America	3	2	0.3%	0.3%
Consumer Direct	175	224	16.4%	40.6%
Canadian business lines	199	153	18.6%	27.7%
All other clients	689	173	64.6%	31.4%

Total Consumer Products and Services New Subscribers	1,066	552	100.0%	100.0%

Marketing Expenses.    In the year ended December 31, 2013, approximately 98% of our consumer products and services marketing expense resulted from marketing activity for consumer direct, insurance services and Canadian subscriber acquisitions. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing radio, television, telemarketing, print and direct mail expenses such as printing and postage. The increase is primarily a result of an increase in marketing expenses for our consumer direct business partially offset by the decrease in marketing expense for our direct subscription business with existing clients. In future quarters, we expect our consumer direct marketing to continue to increase. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2012 and 2013 were $16.4 million and $16.3 million, respectively. Marketing costs expensed as incurred for the years ended December 31, 2012 and 2013 were $4.6 million and $7.2 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 7.6% for the year ended December 31, 2013 from 6.1% for the year ended December 31, 2012.

Commission Expenses.    Commission expenses consist of commissions paid to clients. The decrease is related to a decrease in subscribers from our direct marketing arrangements. We expect our commission expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America and other clients.

As a percentage of revenue, commission expense decreased to 24.9% for year ended December 31, 2013 from 26.2% for year ended December 31, 2012.

Cost of Revenue.    Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily the result of lower volumes of data fulfillment and services costs for subscribers, partially offset by an increase in the effective rates for data. We expect data rates to continue to increase.

As a percentage of revenue, cost of revenue increased to 33.9% for the year ended December 31, 2013 compared to 30.7% for the year ended December 31, 2012 primarily because of data rate increases.

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, finance, program and account management functions. The increase is primarily related to costs incurred to research and develop new and diversified businesses, partially offset by reductions to personnel related costs and legal fees. In the years ended December 31, 2012 and 2013, we incurred approximately $2.2 million and $1.4 million, respectively, in legal fees to respond to the Civil Investigative Demand from the CFPB, and we expect to continue to incur significant costs in 2014. We incurred expenses for severance and severance-related benefits for the years ended December 31, 2012 and 2013 of $790 thousand and $1.7 million.

We have included the research, development and start-up costs incurred by our subsidiary, i4c Innovations, as general and administrative expenses in this segment. Through our subsidiary, i4c Innovations, we plan in 2014 to launch VOYCETM, a new platform and service for pet owners. VOYCETM is wearable technology for pets that contains patented technology designed to capture key vital signs and other wellness indicators. Subscribers to this platform will have access to the results, as well as expert content from leading pet experts, to allow them to make informed decisions when it comes to their pets’ health and well-being and share key wellness information with their veterinarians.

Total share based compensation expense for the years ended December 31, 2012 and 2013 was $6.8 million and $6.4 million, respectively. In addition, for the years ended December 31, 2012 and 2013, we incurred compensation expense of $1.5 million and $1.4 million, respectively, for payments to restricted stock holders equivalent to the ordinary cash dividends that would have been received on these shares had they been fully vested. Additionally, in the year ended December 31, 2012, we incurred compensation expense of $1.7 million for payments to restricted stock and stock options holders equivalent to the one-time special $0.50 per share cash dividend that would have been received on these shares had they been fully vested and, if applicable, exercised.

As a percentage of revenue, general and administrative expenses increased to 25.4% for the year ended December 31, 2013 from 22.4% for the year ended December 31, 2012.

Goodwill, intangible and long-lived asset impairment charge.    In accordance with U.S. GAAP, we regularly review our goodwill, intangible and long-lived assets, which include our long-term investment in White Sky, for indicators of impairments. In the year ended December 31, 2012 and December 31, 2013, we estimated the fair value of our long-term investment using the income approach with an appropriate cost of capital for the development stage investment and determined that the fair value of our cost basis investment was less than the carrying value and therefore recognized non-cash impairment charges of $653 thousand and $1.3 million, respectively. In addition, in the year ended December 31, 2012, as part of our review of capitalized software projects in accordance with U.S. GAAP, we, together with a particular client, reassessed a custom software development effort related to a web based platform prior to it being placed in service, and therefore recorded a charge of $1.2 million, which was the total capitalized balance.

As a percentage of revenue, goodwill, intangible and long-lived asset impairment charges was 0.4% for the year ended December 31, 2013 from 0.5% for the year ended December 31, 2012.

Depreciation.    Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions acquired in 2013. In 2013, we accelerated depreciation on an asset due to a change in its estimated useful life, which resulted in additional depreciation expense in 2013.

As a percentage of revenue, depreciation expenses decreased to 2.7% for the year ended December 31, 2013 from 2.8% for the year ended December 31, 2012.

Amortization.    Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the year ended December 31, 2013 from the year ended December 31, 2012.

As a percentage of revenue, amortization expenses increased slightly to 1.1% for the year ended December 31, 2013 from 1.0% for the year ended December 31, 2012.

Market Intelligence segment

Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. We have since discontinued support for certain legacy services and ceased all business operations at Net Enforcers. In addition, in 2013, we launched a new operations platform and service which includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics®.

	Years Ended December 31,
	2012	2013	Difference	%
Revenue	$0	$152	$152	100.0%
Operating expenses:
Cost of revenue	0	385	385	100.0%
General and administrative	329	3,153	2,824	858.4%
Depreciation	0	287	287	100.0%

Total operating expenses	329	3,825	3,496	1,062.6%

Loss from operations	$(329)	$(3,673)	$(3,344)	(1,016.4)%

Revenue.    In 2013, we launched a new operations platform and new services under the Zumetrics® brand, and discontinued support for certain legacy services. We expect revenue to increase as we successfully onboard new clients. However, given the very early stage of commercial availability for these newly launched services, we cannot be certain of either market demand or our success in capturing market share for these services.

Cost of Revenue.    Cost of revenue consists of the costs of operating our information processing centers, data costs and billing costs for subscribers. Cost of revenue increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the launch of a new operations platform in 2013.

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The increase in general and administrative expenses is due to increased professional fees, payroll expenses and other startup costs associated with the new operating platform and service we launched in 2013.

Depreciation.    Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expenses increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the acquisition of new assets associated with the launch of a new operations platform.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions Segment decreased in the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease is due to a growth in revenue and decreased general and administrative expenses.

	Years Ended December 31,
	2012	2013	Difference	%
Revenue	$1,314	$1,837	$523	39.8%
Operating expenses:
Cost of revenue	97	175	78	80.4%
General and administrative	2,443	2,061	(382)	(15.6)%
Depreciation	140	186	46	32.9%

Total operating expenses	2,680	2,422	(258)	(9.6)%

Loss from operations	$(1,366)	$(585)	$781	(57.2)%

Revenue.    The increase in revenue is the result of revenue from existing and new clients. Revenue from existing clients is due to additional transactional services and we expect revenue to continue to increase in 2014.

Cost of Revenue.    Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased for the year ended December 31, 2013 compared to the year ended December 31, 2012.

As a percentage of revenue, cost of revenue increased to 9.5% for the year ended December 31, 2013 compared to 7.4% for the year ended December 31, 2012.

General and Administrative Expenses.    General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. The decrease is primarily due to decreased costs for software licensing and other expenses. In addition, the decrease is related to an accrual of an allowance for doubtful accounts that occurred in the year ended December 31, 2012.

As a percentage of revenue, general and administrative expenses decreased to 112.2% for the year ended December 31, 2013 from 185.9% for the year ended December 31, 2012.

Depreciation.    Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased in the year ended December 31, 2013 as compared to December 31, 2012.

As a percentage of revenue, depreciation expenses decreased to 10.1% for the year ended December 31, 2013 from 10.7% for the year ended December 31, 2012.

Interest Expense

Interest expense decreased to $244 thousand for the year ended December 31, 2013 from $410 thousand for the year ended December 31, 2012. The decrease in interest expense is primarily attributable to a decrease in interest expense on our reduced outstanding debt balance and lease balances in the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Other Income (Expense)

Other expense was $574 thousand in the year ended December 31, 2013 as compared to other income of $412 thousand in the year ended December 31, 2012. This decrease is primarily due to an expense associated with reducing the value of the long-term investment from the exercise of vested warrants in the year ended December 31, 2013. We paid $1.5 million, of which we increased our long-term investment by $787 thousand and recorded the remaining $677 thousand to other expense to more properly reflect the accounting fair value analysis of White Sky, which was performed in the year ended December 31, 2012.

Income Taxes

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2013 was 66.3% as compared to 41.1% in the year ended December 31, 2012. The significant increase in the effective tax rate is primarily due to a significant decrease in income from continuing operations before income taxes as compared to increased book expenses which are not deductible for income tax purposes.

Years Ended December 31, 2011 and 2012 (in thousands):

The consolidated results of continuing operations are as follows:

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
Year Ended December 31, 2011
Revenue	$369,703	$0	$999	$370,702
Operating expenses:
Marketing	36,960	0	0	36,960
Commission	107,199	0	0	107,199
Cost of revenue	109,965	0	68	110,033
General and administrative	70,005	0	2,097	72,102
Depreciation	8,947	0	75	9,022
Amortization	3,801	0	0	3,801

Total operating expenses	336,877	0	2,240	339,117

Income (loss) from operations	$32,826	$0	$(1,241)	$31,585

Year Ended December 31, 2012
Revenue	$346,104	$0	$1,314	$347,418
Operating expenses:
Marketing	21,057	0	0	21,057
Commission	90,721	0	0	90,721
Cost of revenue	106,302	0	97	106,399
General and administrative	77,559	329	2,443	80,331
Goodwill, intangible and long-lived asset impairment charges	1,804	0	0	1,804
Depreciation	9,562	0	140	9,702
Amortization	3,516	0	0	3,516

Total operating expenses	310,521	329	2,680	313,530

Income (loss) from operations	$35,583	$(329)	$(1,366)	$33,888

Consumer Products and Services Segment

Our income from operations in our Consumer Products and Services segment increased in the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in income from operations is primarily due to decreased marketing and commission expenses as a result of the cessation of marketing of our services by Bank of America. For 2012, we also reduced marketing expenses in our direct to consumer business. Cost of revenue also declined primarily due to lower new and ongoing subscribers, partially offset by increases in the effective rates for data. This decrease in expenses more than offset the decline in revenue, primarily from our direct marketing arrangements and the increase in our general and administrative expenses.

	Years Ended December 31,
	2011	2012	Difference	%
Revenue	$369,703	$346,104	$(23,599)	(6.4)%
Operating expenses:
Marketing	36,960	21,057	(15,903)	(43.0)%
Commission	107,199	90,721	(16,478)	(15.4)%
Cost of revenue	109,965	106,302	(3,663)	(3.3)%
General and administrative	70,005	77,559	7,554	10.8%
Goodwill, intangible and long-lived asset impairment charges	0	1,804	1,804	100.0%
Depreciation	8,947	9,562	615	6.9%
Amortization	3,801	3,516	(285)	(7.5)%

Total operating expenses	336,877	310,521	(26,356)	(7.8)%

Income from operations	$32,826	$35,583	$2,757	8.4%

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

Revenue decreases from U.S. financial institution clients were partially offset by increased revenue from our consumer direct and Canadian business lines. These business areas combined to achieve $70.1 million in revenue in the year ended December 31, 2012, an increase of approximately 7.7% over the prior year. Revenue growth for these business areas was primarily driven by new subscriber additions of 374 thousand.

The following table provides details of our consumer products and services revenue and subscriber information for the years ended December 31, 2011 and 2012, respectively (in thousands):

Consumer Products and Services Revenue

	2011	2012	2011	2012
Direct marketing arrangements	$314,386	$284,486	85.0%	82.2%
Indirect marketing arrangements	55,317	61,618	15.0%	17.8%

Total Consumer Products and Services Revenue	$369,703	$346,104	100.0%	100.0%

Bank of America	$191,385	$161,834	51.8%	46.8%
Consumer Direct	31,653	37,586	8.6%	10.9%
Canadian business lines	33,486	32,565	9.1%	9.4%
All other clients	113,178	114,119	30.6%	33.0%

Total Consumer Products and Services Revenue	$369,703	$346,104	100.0%	100.0%

Consumer Products and Services Subscribers

	2011	2012	2011	2012
Bank of America	1,494	1,176	30.2%	26.2%
Consumer Direct	239	260	4.8%	5.8%
Canadian business lines	360	347	7.3%	7.7%
All other clients	2,852	2,706	57.7%	60.3%

Total Consumer Products and Services Subscribers	4,945	4,489	100.0%	100.0%

Bank of America	573	3	21.2%	0.3%
Consumer Direct	239	175	8.9%	16.4%
Canadian business lines	231	199	8.5%	18.6%
All other clients	1,658	689	61.4%	64.6%

Total Consumer Products and Services New Subscribers	2,701	1,066	100.0%	100.0%

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

Commission Expenses.    Commission expenses consist of commissions paid to clients. The decrease in commission expense is related to a decrease in subscribers from our direct marketing arrangements, which includes our prepaid commission arrangements. We expect our commission expenses to decline in future quarters primarily due to the cessation of new marketing with Bank of America and other clients.

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

Market Intelligence Segment

Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. We have since discontinued support for certain legacy services and ceased all business operations at Net Enforcers. In the year ended December 31, 2013, we recast our consolidated statements of operations for prior periods to reflect Net Enforcers as a discontinued operation. Beginning in the year ended December 31, 2012, we recognized expenses in this segment to develop a new operations platform and service we launched in early 2013, which is provided by our subsidiary, Intersections Business Intelligence Services.

	Years Ended December 31,
	2011	2012	Difference	%
Revenue	$0	$0	$0	0.0%
Operating expenses:
Cost of revenue	0	0	0	0.0%
General and administrative	0	329	329	100.0%
Depreciation	0	0	0	0.0%
Amortization	0	0	0	0.0%

Total operating expenses	0	329	329	100.0%

Loss from operations	$0	$(329)	$(329)	100.0%

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

Interest Expense

Interest expense decreased to $410 thousand for the year ended December 31, 2012 from $807 thousand for the year ended December 31, 2011. The decrease in interest expense is primarily attributable to a decrease in interest expense on our outstanding debt and lease balances in the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

Other Income (Expense)

Other expense was $282 thousand in the year ended December 31, 2011 as compared to other income of $412 thousand in the year ended December 31, 2012. This change is primarily attributable to the decrease in foreign currency transaction gains resulting from exchange rate fluctuations over the period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2012 was 41.1% as compared to 41.5% in the year ended December 31, 2011. The slight decrease in the effective tax rate is primarily due to a decrease in state tax expense partially offset by an increase in book expenses which are not deductible for income tax purposes.

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Revenue	$2,299	$1,769	$185

Loss from discontinued operations before income taxes	$(1,052)	$(295)	$(9)
Income tax benefit	423	20	0

Loss from discontinued operations, net of tax	$(629)	$(275)	$(9)

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $20.9 million as of December 31, 2013 compared to $25.6 million as of December 31, 2012. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of December 31, 2013 was $21.1 million compared to $22.3 million as of December 31, 2012. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer and products services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results. Our sources of capital include cash and cash equivalents, cash provided by continuing operations, amounts available, if any, under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances, working capital management and bank borrowing capacity. We had a working capital surplus of $26.3 million as of December 31, 2013 compared to $31.7 million as of December 31, 2012.

We believe that we have sufficient cash provided by operations and cash on hand to fund our ongoing operating requirements. However, if there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliant with all of the covenants in our credit agreement, our liquidity could be negatively affected.

	Years Ended December 31,
	2012	2013	Difference
	(In thousands)
Cash flows provided by operating activities	$48,946	$23,087	$(25,859)
Cash flows used in investing activities	(7,761)	(6,354)	1,407
Cash flows used in financing activities	(46,460)	(21,372)	25,088

Decrease in cash and cash equivalents	(5,275)	(4,639)	636
Cash and cash equivalents, beginning of year	30,834	25,559	(5,275)

Cash and cash equivalents, end of year	$25,559	$20,920	$(4,639)

The decrease in cash flows provided by operations was primarily the result of a decrease in revenue, an increase in expenses for data fulfillment, investments in our i4c Innovations subsidiary, and an increase in cash used for marketing for our consumer direct business. This was partially offset by a decrease in income tax payments and a reduction in cash paid for commissions. We expect in 2014 to continue to fund the growth and development of i4c Innovations and expand our consumer direct marketing.

In the year ended December 31, 2013 and 2012, we paid cash of $1.5 million and $2.3 million, respectively, for additional investments in White Sky, which contributed to the decrease in cash flows used in investing activities.

The decrease in cash flows used in financing activities for the year ended December 31, 2013 was primarily due to cash paid in the year ended December 31, 2012 for long-term debt repayments and a special cash dividend paid on common shares, partially offset by the cash distribution for the vesting of restricted stock units and the additional purchases of treasury stock.

Dividends

The following summarizes our dividend activity for the years ended December 31, 2013 and 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20
May 9, 2013	May 29, 2013	June 7, 2013	$0.20
August 8, 2013	August 26, 2013	September 6, 2013	$0.20
November 12, 2013	November 22, 2013	December 9, 2013	$0.20

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

On November 30, 2012, we paid a one-time special cash dividend of $0.50 per share on our common stock.

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on April 3, 2014, to stockholders of record as of March 20, 2014.

Credit Facility and Borrowing Capacity

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A., which has a maturity date of November 15, 2015. Our Credit Agreement currently consists of a revolving credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement. We had no amounts outstanding in the year ended December 31, 2013. At December 31, 2013, we had borrowing capacity under the Credit Agreement of $30 million, and were in compliance with all of the covenants contained therein.

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

Our Credit Agreement contains customary financial maintenance covenants as of the last day of any fiscal quarter, including a consolidated leverage ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of not less than 1.25:1.00. Failure to comply with any of the covenants under our Credit Agreement could result in a default under the facility, which could cause the lenders to terminate their commitments and, to the extent we have outstanding borrowings, accelerate the timing of payments and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future quarterly periods, or be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. Our consolidated fixed charge coverage ratio as of

December 31, 2013 was 1.31, a decrease from 2.14 as of December 31, 2012. Our current forecasts of future operating results indicate we may be in violation of our fixed charge coverage ratio during the second quarter of 2014. We may take actions including but not limited to reducing fixed charge payments as defined in the credit agreement, delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating the terms of our credit agreement as means of maintaining compliance with this fixed charge coverage ratio. Although we do not anticipate having any outstanding borrowings under the Credit Agreement at that time, our ability meet our future capital requirements and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Credit Agreement.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2013, we had approximately $16.9 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year (assuming compliance with the other covenants of the agreement). The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

We entered into trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases up to $3.0 million of common stock under our share repurchase program in 2012. The repurchase plans commenced on June 10, 2012 and December 1, 2012 and were completed in July 2012 and May 2013, respectively. During the year ended December 31, 2012, we repurchased approximately 71 thousand shares of common stock at a weighted average price of $10.37 per share resulting in an aggregate cost to us of $744 thousand. During the year ended December 31, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million.

Contractual Obligations

The following table sets forth information regarding our contractual obligations at December 31, 2013 (in thousands):

	Year Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Contractual Obligations at December 31, 2013:
Capital leases(1)(2)	$2,747	$959	$712	$439	$332	$305	$0
Operating leases	15,847	3,099	2,933	2,805	2,790	2,896	1,324
Software license & other arrangements(3)	17,609	15,154	1,555	300	300	300	0

	$36,203	$19,212	$5,200	$3,544	$3,422	$3,501	$1,324

(1)	Includes interest expense and sales tax

(2)

During the year ended December 31, 2013 we entered into additional capital lease agreements for approximately $1.7 million. We recorded the lease liability at the fair market value of the underlying assets in our consolidated balance sheet.

(3)

In January 2013, we entered into a new contract with a credit reporting agency to which we agreed to pay non-refundable minimum payments of up to $25.0 million and $25.9 million in the years ending December 31, 2013 and 2014, respectively. In December 2013, we exercised our option in accordance with the contract, to be charged at the lower pricing tier, which resulted in a revised non-refundable minimum payment of $9.9 million for the year ended December 31, 2014. Other arrangements include payments related to agreements to a service provider under which we receive data and other information for use in our services. Under these arrangements we pay based on usage of the data or analytics, and make certain minimum payments in exchange for defined limited exclusivity rights. The amounts in the table represent only the noncancelable portion of each respective arrangement. In general, contracts can be terminated with a 60 or 90 day notice.

In addition to the obligations in the table above, approximately $310 thousand of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities in accordance with U.S. GAAP and we are uncertain as to when such amounts may be settled.

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We continue to analyze what obligations, if any, we have to these state taxing authorities. In most cases, it is not possible to predict the maximum potential amount of future payments or determine if a collection obligation is probable due to the unique facts and circumstances involved, including the delivery nature of our services, the relationship through which our services are offered, as well as changing state laws and interpretations of those laws. In a minority of cases, based on certain state provisions and/or active discussions with states, we believe we are liable for a non-income business tax and have recorded a total estimated liability of $553 thousand, which includes interest and penalties. This amount is included in general and administrative expenses in our consolidated statements of operations. To date, we have not been required to make any payments, nor have we received any formal assessments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure is primarily related to our Credit Agreement, which is at a variable rate. In addition to not having an outstanding balance under our Credit Agreement as of December 31, 2013, we also believe that a near term 10% change in the benchmark interest rate would have an insignificant effect on our consolidated financial position.

Foreign Currency

We have international sales in Canada and, therefore, are subject to foreign currency rate exposure. We collect fees from subscriptions in Canadian currency and pay a portion of the related expenses in Canadian currency, which mitigates our exposure to currency exchange rate risk. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions. During the year ended December 31, 2013, the U.S. dollar has generally been weaker relative to the Canadian dollar, which favorably impacted our results of operations as Canadian dollars are translating into more U.S. dollars.

Fair Value

We may make certain withholding tax payments upon vesting of restricted stock units and stock option exercises. These payments are directly impacted by the market price of our shares on the vesting or exercise date. For the years ended December 31, 2012 and 2013, payments for withholding tax upon vesting of restricted stock units and stock option exercises were $3.4 million and $2.7 million, respectively.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2013 based on the framework set forth in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

The information required by this item is set forth beginning on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1.1†

Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on January 24, 2012).

10.1.2†

Amendment effective January 1, 2013, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC. (Incorporated by reference to Exhibit 10.1.1, filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.2.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10.2.2†

Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).

10.3†

Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10.4.1

Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).

10.4.2

Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.4.3

Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).

10.4.4

Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)

10.5

Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)

10.6

Amended and Restated Credit Agreement dated November 15, 2012 by and among Intersections Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and I/C Issuer, and the other lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on November 20, 2012)

Exhibit Number	Description

10.7

Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.8

Amended and Restated Employment Agreement dated as of December 23, 2010 between the Company and Neal B. Dittersdorf (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated December 23, 2010)

10.19

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

10.11*	Employment Agreement dated as of July 15, 2009 by and among the Company, Captira Analytical, LLC, and Steven Sjoblad

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John Scanlon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John Scanlon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

INTERSECTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intersections Inc.

Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 17, 2014

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2013

(In thousands, except par value)

	December 31,
	2012	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,559	$20,920
Accounts receivable, net of allowance for doubtful accounts of $35 (2012) and $26 (2013)	22,265	21,070
Prepaid expenses and other current assets	5,140	5,515
Income tax receivable	946	0
Deferred subscription solicitation costs	8,298	7,086

Total current assets	62,208	54,591

PROPERTY AND EQUIPMENT, net	17,316	14,490
DEFERRED TAX ASSET, net	3,014	4,864
LONG-TERM INVESTMENT	8,924	8,384
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	7,527	4,020
OTHER ASSETS	4,129	1,505

TOTAL ASSETS	$146,353	$131,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Capital leases, current portion	$766	$817
Accounts payable	3,889	955
Accrued expenses and other current liabilities	14,082	13,508
Accrued payroll and employee benefits	2,940	3,197
Commissions payable	665	502
Deferred revenue	6,025	4,287
Deferred tax liability, net, current portion	2,190	1,905
Current tax payable	0	3,149

Total current liabilities	30,557	28,320

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,464	1,610
OTHER LONG-TERM LIABILITIES	4,947	3,696

TOTAL LIABILITIES	36,968	33,626

COMMITMENTS AND CONTINGENCIES (see notes 16 and 17)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 20,880 (2012) and 21,272 (2013); shares outstanding 17,950 (2012) and 18,092 (2013)	209	213
Additional paid-in capital	119,443	121,952
Treasury stock, shares at cost; 2,930 (2012) and 3,180 (2013)	(30,295)	(32,696)
Retained earnings	20,028	7,994

TOTAL STOCKHOLDERS’ EQUITY	109,385	97,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,353	$131,089

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2012 and 2013

	2011	2012	2013
	(In thousands, except per share amounts)
REVENUE	$370,702	$347,418	$310,273
OPERATING EXPENSES:
Marketing	36,960	21,057	23,502
Commission	107,199	90,721	76,654
Cost of revenue	110,033	106,399	105,159
General and administrative	72,102	80,331	83,497
Goodwill, intangible and long-lived asset impairment charges	0	1,804	1,327
Depreciation	9,022	9,702	8,683
Amortization	3,801	3,516	3,457

Total operating expenses	339,117	313,530	302,279

INCOME FROM OPERATIONS	31,585	33,888	7,994
Interest income	6	3	0
Interest expense	(806)	(410)	(247)
Gain on settlement, net	1,842	0	0
Other income (expense), net	282	412	(574)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,909	33,893	7,173
INCOME TAX EXPENSE	(13,655)	(13,918)	(4,754)

INCOME FROM CONTINUING OPERATIONS	19,254	19,975	2,419
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(629)	(275)	(9)

NET INCOME	$18,625	$19,700	$2,410

Basic earnings per common share:
Income from continuing operations	$1.12	$1.12	$0.13
Loss from discontinued operations	(0.04)	(0.01)	0.00

Basic earnings per common share	$1.08	$1.11	$0.13

Diluted earnings per common share:
Income from continuing operations	$1.00	$1.05	$0.13
Loss from discontinued operations	(0.03)	(0.01)	0.00

Diluted earnings per common share	$0.97	$1.04	$0.13

Weighted average shares outstanding:
Basic	17,214	17,807	18,072
Diluted	19,167	19,011	18,850

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2012 and 2013

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Income (Loss)	Accumulated Other Comprehensive (Loss) Income	Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount		Shares	Amount
	(In thousands)
BALANCE, DECEMBER 31, 2010	18,912	$189	$109,250	1,117	$(9,948)	$17,060	$5		$116,556

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,223	12	(9,420)	0	0	0	0	0	(9,408)
Share based compensation	0	0	6,590	0	0	0	0	0	6,590
Tax benefit of stock options exercised and vesting of restricted stock units	0	0	7,214	0	0	0	0	0	7,214
Cash dividends, $0.70 per share	0	0	0	0	0	(12,082)	0	0	(12,082)
Purchase of treasury stock	0	0	0	1,742	(19,603)	0	0	0	(19,603)
Net income	0	0	0	0	0	18,625	0	18,625	18,625
Foreign currency translation adjustments	0	0	0	0	0	0	(5)	(5)	(5)

Comprehensive Income								$18,620

BALANCE, DECEMBER 31, 2011	20,135	$201	$113,634	2,859	$(29,551)	$23,603	$0		$107,887

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	745	8	(2,363)	0	0	0	0	0	(2,355)
Share based compensation	0	0	6,835	0	0	0	0	0	6,835
Tax benefit of stock options exercised and vesting of restricted stock units	0	0	1,337	0	0	0	0	0	1,337
Cash dividends, $1.30 per share	0	0	0	0	0	(23,275)	0	0	(23,275)
Purchase of treasury stock	0	0	0	71	(744)	0	0	0	(744)
Net income	0	0	0	0	0	19,700	0	19,700	19,700

Comprehensive Income								$19,700

BALANCE, DECEMBER 31, 2012	20,880	$209	$119,443	2,930	$(30,295)	$20,028	$0		$109,385

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	392	4	(4,350)	0	0	0	0	0	(4,346)
Share based compensation	0	0	6,368	0	0	0	0	0	6,368
Tax benefit of stock options exercised and vesting of restricted stock units	0	0	491	0	0	0	0	0	491
Cash dividends, $0.80 per share	0	0	0	0	0	(14,444)	0	0	(14,444)
Purchase of treasury stock	0	0	0	250	(2,401)	0	0	0	(2,401)
Net income	0	0	0	0	0	2,410	0	2,410	2,410

Comprehensive Income								$2,410

BALANCE, DECEMBER 31, 2013	21,272	$213	$121,952	3,180	$(32,696)	$7,994	$0		$97,463

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2012 and 2013

	2011	2012	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,625	$19,700	$2,410
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	9,041	9,713	8,685
Amortization	3,828	3,542	3,507
Net gain on legal settlement, net of cash	(981)	0	0
Amortization of debt issuance cost	0	73	74
Gain on disposal of fixed assets	0	0	(28)
Non-cash reduction to value of long-term investment	0	0	677
Provision for doubtful accounts	(27)	22	(9)
Share based compensation	6,590	6,835	6,368
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(7,214)	(1,337)	(522)
Amortization of non-cash consideration exchanged for additional investment	0	(1,146)	(1,236)
Amortization of deferred subscription solicitation costs	44,918	24,201	19,276
Foreign currency transaction gains, net	(94)	(463)	0
Goodwill, intangible and long-lived asset impairment charges	0	1,804	1,327
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(6,300)	2,082	1,204
Prepaid expenses and other current assets	(1,180)	1,300	(374)
Income tax, net	(2,027)	(702)	4,096
Deferred subscription solicitation costs	(32,454)	(16,418)	(17,825)
Other assets	455	908	2,310
Accounts payable	(3,431)	2,360	(2,866)
Accrued expenses and other current liabilities	(1,368)	950	(685)
Accrued payroll and employee benefits	2,865	(2,267)	257
Commissions payable	(92)	(31)	(162)
Deferred revenue	(116)	49	(1,120)
Deferred income tax, net	3,168	(1,805)	(1,645)
Other long-term liabilities	1,342	(424)	(632)

Cash flows provided by operating activities	35,548	48,946	23,087

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,543)	(5,168)	(4,890)
Proceeds from reimbursements for property and equipment	1,220	157	0
Proceeds from sale of short-term investments	4,994	0	0
Note receivable	0	(500)	0
Purchase of additional interest in long-term investment	0	(2,250)	(1,464)
Proceeds from the sale of discontinued operations	1,750	0	0

Cash flows used in investing activities	(3,579)	(7,761)	(6,354)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under Credit Agreement	20,000	0	0
Repayments under Credit Agreement	0	(20,000)	0
Capital lease payments	(1,709)	(1,423)	(701)
Cash dividends paid on common shares	(12,082)	(23,275)	(14,444)
Cash distribution on vesting of restricted stock units	0	0	(1,849)
Cash proceeds from stock option exercises	933	1,061	212
Excess tax benefit upon vesting of restricted stock units and stock option exercises	7,214	1,337	522
Withholding tax payment on vesting of restricted stock units and stock option exercises	(10,341)	(3,416)	(2,711)
Purchase of treasury stock	(19,603)	(744)	(2,401)

Cash flows used in financing activities	(15,588)	(46,460)	(21,372)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,381	(5,275)	(4,639)
CASH AND CASH EQUIVALENTS — Beginning of period	14,453	30,834	25,559

CASH AND CASH EQUIVALENTS — End of period	$30,834	$25,559	$20,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$622	$313	$131

Cash paid for taxes	$12,339	$16,587	$2,847

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$318	$0	$1,688

Equipment additions accrued but not paid	$935	$289	$331

Non-cash consideration exchanged for additional investment	$0	$3,000	$0

See notes to consolidated financial statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2012 and 2013

1.	Organization and Business

Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. An individual consumer subscription may include access to some or all of these benefits. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information. Our consumer products and services historically have been offered primarily through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries.

In addition, we also offer many of our services directly to consumers. We conduct our consumer direct marketing primarily through online affiliates, search engine marketing and broadcast media. We also may market through other channels, including direct mail, print marketing, telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry.

We have three reportable operating segments with continuing operations through the year ended December 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, insurance and membership products and services and VOYCETM, our new platform and service for pet owners we are in the process of launching. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission and in management’s opinion reflect all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the company and our subsidiaries. The results of Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013, are presented in discontinued operations for all prior periods in our consolidated statements of operations. We have not recast our consolidated balance sheets or our consolidated statements of cash flows. See Note 20 for additional information. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated.

During the year ended December 31, 2011, we revised our statement of changes in stockholders’ equity for all prior periods to remove equity items that should not have been included in the presentation of comprehensive income or loss. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we do not believe this revision was material to our consolidated statement of changes in stockholders’ equity for any period. We have adopted the provisions of an update to

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Comprehensive Income” as of January 1, 2012 and due to immateriality of comprehensive income historically and in the years ended December 31, 2011, 2012 and 2013, we are not required to present comprehensive income and therefore, have not adjusted our financial statement presentation or the related notes.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card, debit card, mortgage bill or demand deposit accounts by our clients, but may be billed by us in some circumstances. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions typically are offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2012 and 2013 totaled $725 thousand and $609 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of December 31, 2013, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

On January 1, 2012, we adopted an accounting standard update, commonly referred to as the step zero approach, that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation

We currently have three equity incentive plans, the 1999 and 2004 Stock Option Plans and the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides us with the opportunity to compensate selected

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, $.01 par value, which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. The active period for the 1999 Plan expired on August 24, 2009 and the active period for the 2004 Plan expires on May 5, 2014.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions:

2011
Expected dividend yield	4.5%
Expected volatility	73.8%
Risk-free interest rate	2.48%
Expected term of options	6.2 years

In the years ended December 31, 2012 and 2013, respectively, we did not grant options.

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

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. Therefore, we may make changes to that estimate throughout the vesting period based on actual activity.

Long-Term Investment

We account for investments in non-consolidated entities using the cost method of accounting under U.S. GAAP. We have a long-term investment in convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

We regularly review our investments for indications that fair value is less than the carrying value for reasons that are other than temporary. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (b) a significant adverse change in the regulatory, economic, or technological environment of the investee; (c) a significant adverse

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in the general market conditions of either the geographic area or the industry in which the investee operates; (d) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; (e) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Any adverse change in these factors could have a significant impact on the recoverability of our investments and could have a material impact in our consolidated financial statements.

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

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2011 and 2013. During the year ended December 31, 2012, as part of our regular review of

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized software projects in accordance with U.S. GAAP, we, together with a particular client, reassessed a custom software development effort related to a web based platform prior to it being placed in service, and therefore recorded a charge of $1.2 million, which was the total capitalized balance.

Research and Development Costs

Our subsidiary, i4c Innovations, has incurred costs in developing their VOYCETM platform and service, which we consider to be research and development expenses. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations. We include costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs. We expense research and development costs until the product or service has achieved specific functional and economic requirements and is ready for manufacture. For the years ended December 31, 2012 and 2013, we incurred research and development costs of $649 thousand and $4.3 million, respectively.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. In the years ended December 31, 2011, 2012 and 2013, we repurchased 1.7 million, 71 thousand and 250 thousand shares, respectively, of our common stock.

Segment Reporting

We have three reportable operating segments with continuing operations through the year ended December 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, insurance and membership products and services and VOYCETM, our new platform and service for pet owners we are in the process of launching. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

3.	Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In December 2011, an update was made to “Balance Sheet”. This update requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment will be applied retrospectively for all comparative periods. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our consolidated financial statements.

In February 2013, an update was made to “Comprehensive Income”. The amendments in this Update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. We have adopted the provisions of this update as of January 1, 2013 and there was no material impact to our consolidated financial statements.

In December 2013, an update was made to the Master Glossary. The addition minimized the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP on a going-forward basis. The amendments in this update do not effect existing requirements and are effective prospectively for future financial accounting and reporting guidance. We have adopted the provisions of this update as of December 31, 2013 and there was no material impact to our consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In February 2013, an update was made to “Liabilities”. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: the amount the reporting entity agreed to pay on the basis of its arrangement amount with its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all periods presented. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our consolidated financial statements.

In April 2013, an update was made to “Presentation of Financial Statements”. The guidance in this Update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our consolidated financial statements.

In July 2013, an update was made to “Income Taxes”. The guidance in this Update state that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2014 and do not anticipate a material impact to our consolidated financial statements.

4.	Earnings Per Common Share

Basic and diluted earnings per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans and our restricted stock units.

For the years ended December 31, 2011, 2012 and 2013, options to purchase 263 thousand, 318 thousand and 385 thousand shares of common stock, respectively, were excluded from the computation of diluted income per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic earnings per common share to diluted earnings per common share is as follows (in thousands, except per share data):

	2011	2012	2013
Income from continuing operations	$19,254	$19,975	$2,419
Loss from discontinued operations	(629)	(275)	(9)

Net income available to common shareholders — basic and diluted	$18,625	$19,700	$2,410

Weighted average common shares outstanding — basic	17,214	17,807	18,072
Dilutive effect of common stock equivalents	1,953	1,204	778

Weighted average common shares outstanding — diluted	19,167	19,011	18,850

Basic earnings per common share:
Income from continuing operations	$1.12	$1.12	$0.13
Loss from discontinued operations	$(0.04)	$(0.01)	$0.00

Basic earnings per common share	$1.08	$1.11	$0.13
Diluted earnings per common share:
Income from continuing operations	$1.00	$1.05	$0.13
Loss from discontinued operations	$(0.03)	$(0.01)	$0.00

Diluted earnings per common share	$0.97	$1.04	$0.13

5.	Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the years ended December 31, 2012 or 2013.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not hold any instruments that are measured at fair value on a recurring basis as of December 31, 2012 or 2013. The fair value of our instruments measured on a non-recurring basis during the years ended December 31, 2012 and 2013, are as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Long-Term Investment
December 31, 2012	$8,924	$0	$0	$8,924	$(653)
December 31, 2013	$8,384	$0	$0	$8,384	$(1,327)

The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements

		Unobservable Quantitative Inputs Used
	Fair Value	Weighted average cost of capital	Long-term revenue growth rate	Volatility	Risk free rate	Term until liquidation event
Long-Term Investment
December 31, 2012	$8,924	35%	3%	55%	0.55%	4.00
December 31, 2013	$8,384	35%	3%	55%	3.3%	4.00

During the years ended December 31, 2012 and 2013, we estimated the fair value of our long-term investment in White Sky, Inc. using the income approach based on discounted cash flows to derive the fair value of equity of White Sky. We do not believe the market or cost approach is appropriate for the investment in an early-stage development entity. In order to allocate the fair value between all the security holders of White Sky’s equity, we then used the option pricing model to determine the fair value of our investment. Based on this analysis, we determined that the fair value of our cost basis investment was less than the carrying value and therefore, we recognized an impairment charge for the years ended December 31, 2012 and 2013 of approximately $653 thousand and $1.3 million, respectively, which is included in goodwill, intangible and long-lived asset impairment charges in our consolidated statements of operations. The estimated fair value of our investment is dependent on several significant assumptions, including earnings projections, cost of capital, estimates of the volatility of White Sky’s equity and how long we will hold the investment. Changes to any of these assumptions could have a significant impact in the estimated fair value and in our consolidated financial statements and result in a fair value estimate either higher or lower than our carrying value.

At December 31, 2012 and 2013, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	December 31, 2012	December 31, 2013
	(In thousands)
Prepaid services	$1,026	$809
Other prepaid contracts	2,372	2,813
Other	1,742	1,893

	$5,140	$5,515

7.	Deferred Subscription Solicitation Costs

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheet as of December 31, 2012 and December 31, 2013 was $8.5 million and $7.1 million, respectively. The long-term portion, if any, of the deferred subscription solicitation costs are reported in other assets in our consolidated balance sheets and include $240 thousand for the year ended December 31, 2012. We did not have a long-term portion as of December 31, 2013. The current portion of prepaid commissions are included in the deferred subscription solicitation costs, and were $1.4 million and $7 thousand as of December 31, 2012 and 2013, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our consolidated statements of operations, for the years ended December 31, 2011, 2012 and 2013 were $44.9 million, $24.2 million and $19.3 million, respectively. Marketing costs, which are included in marketing expenses in our consolidated statements of operations, as they did not meet the criteria for deferral for the years ended December 31, 2011, 2012 and 2013 were $5.5 million, $4.6 million and $7.2 million, respectively.

8.	Property and Equipment

Property and equipment consist of the following as of:

	December 31, 2012	December 31, 2013
	(In thousands)
Machinery and equipment	$25,362	$20,741
Software	39,396	36,302
Software development-in-progress	1,733	2,444
Furniture and fixtures	1,607	1,732
Leasehold improvements	4,447	4,274
Building	725	725
Land	25	25

	73,295	66,243
Less: accumulated depreciation	(55,979)	(51,753)

Property and equipment — net	$17,316	$14,490

Depreciation of fixed assets and software for the years ended December 31, 2011, 2012 and 2013 were $9.0 million, $9.7 million and $8.7 million, respectively. During the years ended December 31, 2012 and 2013, we had retirements that impacted our property and equipment and accumulated depreciation balances by $4.8 million and $13.0 million, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2011 and 2013. During the year ended December 31, 2012, as part of our regular review of capitalized software projects in accordance with U.S. GAAP, we, together with a particular client reassessed a custom software development effort related to a web based platform prior to it being placed in service, and therefore recorded a charge of $1.2 million, which was the total capitalized balance.

Leased property held under capital leases and included in property and equipment consists of the following as of:

	December 31, 2012	December 31, 2013
	(In thousands)
Leased property consisting of machinery and equipment	$3,747	$3,654
Leased property consisting of software	778	778

Leased property	4,525	4,432
Less: accumulated depreciation	(2,390)	(2,123)

Leased property, net	$2,135	$2,309

During the year ended December 31, 2013, we disposed of fixed assets, primarily fulfillment equipment, subject to capital lease with an acquisition value of $1.8 million and accumulated depreciation of $1.1 million. In addition, we entered into new capital leases for fixed assets with an acquisition value of $1.7 million. We did not enter into any capital leases in the year ended December 31, 2012.

9.	Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment under the cost basis method of accounting. The following is a summary of activity in our long-term investment:

	Beginning of Year Carrying Value	Additional Cash Investments	Impairments	Other	End of Year Carrying Value
	(In thousands)
December 31, 2012	$4,327	$2,250	$(653)	$3,000	$8,924
December 31, 2013	$8,924	$1,464	$(1,327)	$(677)	$8,384

During the year ended December 31, 2012, we purchased additional shares of preferred stock in White Sky, for which we paid $2.3 million in cash and $3.0 million in additional non-cash consideration. The non-cash consideration consisted of the cancellation of an existing joint marketing arrangement. Based on our analysis, we accounted for this non-cash consideration as deferred revenue and determined that it should be amortized on a straight line basis over two years. During the year ended December 31, 2013, we exercised 1.4 million vested warrants, at a total cost of $1.5 million, in order to purchase additional shares of convertible preferred stock in White Sky. In the year ended December 31, 2013, to record the warrant payment of $1.5 million, we increased our long-term investment by $787 thousand and recorded the remaining $677 thousand to other (expense) income, net in our consolidated financial statements to more properly reflect the fair value analysis of White Sky, which was performed in the year ended December 31, 2012. As of December 31, 2013, we own 10.5 million convertible preferred shares of White Sky.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2012 and 2013, we estimated the fair value of our long-term investment in White Sky, Inc. using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value at each testing date and therefore, we recognized impairment charges of approximately $653 thousand and $1.3 million, respectively, which is included in goodwill, intangible and long-lived asset impairment charges in our consolidated statements of operations.

We have no remaining warrants to purchase equity in White Sky. However, we may elect to participate in future rounds of funding.

10.	Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2012	Impairment	Net Carrying Amount at December 31, 2012
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Market Intelligence	11,242	(11,242)	0	0	0
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total goodwill	$55,867	$(12,632)	$43,235	$0	$43,235

	December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2013	Impairment	Net Carrying Amount at December 31, 2013
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

As of December 31, 2012, the $11.2 million of goodwill attributable to Net Enforcers was fully impaired. As a result of the discontinued operations accounting for Net Enforcers in the year ended December 31, 2013, we reduced both the gross carrying amount and accumulated impairment losses on our goodwill by $11.2 million.

We performed our required annual impairment test as of October 31, 2013 for our Consumer Products and Services. In the year ended December 31, 2013, this reporting unit excluded financial results of VOYCETM in accordance with U.S. GAAP. We estimated fair value using a weighting between the income and market based approaches. The implied fair value of the reporting units, at October 31, 2013, was in excess of the carrying value. Therefore, goodwill in the reporting unit was not impaired and the second step of the impairment test was not necessary. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We may not be able to take sufficient cost containment actions to maintain our current operating margins in the future. In addition, due to the concentration of our significant clients in the financial industry, any significant impact to a contract held by a major client may have an effect on future revenue which could lead to additional impairment charges.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our intangible assets consisted of the following (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,846	$(31,319)	$0	$7,527
Marketing related	3,192	(3,192)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,834	$(37,307)	$0	$7,527

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(34,671)	$0	$4,020
Marketing related	3,024	(3,024)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,511	$(40,491)	$0	$4,020

As a result of the discontinued operations accounting for Net Enforcers in the year ended December 31, 2013, we reduced both the gross carrying amount and accumulated amortization on our intangible assets by $323 thousand. The intangible assets held by Net Enforcers were fully amortized.

During the years ended December 31, 2012 and 2013, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are generally amortized over a period of three to ten years. For the years ended December 31, 2011, 2012 and 2013 we had an aggregate amortization expense of $3.8 million, $3.5 million and $3.5 million, respectively, which was included in amortization expense in our consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the years ending December 31,
2014	$3,413
2015	428
2016	179

$4,020

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Assets

The components of our other assets are as follows:

	December 31, 2012	December 31, 2013
	(In thousands)
Prepaid contracts	$318	$188
Prepaid commissions	239	0
Assets held for use	1,397	0
Other	2,175	1,317

	$4,129	$1,505

In the year ended December 31, 2013, we reclassified $950 thousand of real estate assets to assets held for sale as they are actively marketed for sale and we expect to sell them within the next year. In addition, we sold the remaining real estate assets with an original acquisition value of $460 thousand for a net loss of $151 thousand in the year ended December 31, 2013, which was recorded in other income in our consolidated statements of operations. In addition, the decrease in other is partially due to forgiveness of a note receivable due from an unrelated third party in exchange for other non-cash consideration. This transaction was part of an acquisition of an intangible asset developed by others for our new products that we determined are in research and development and in accordance with U.S. GAAP, was expensed as incurred.

12.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	December 31, 2012	December 31, 2013
	(In thousands)
Accrued marketing	$1,880	$1,060
Accrued cost of sales, including credit bureau costs	6,598	7,317
Accrued general and administrative expense and professional fees	3,764	3,609
Insurance premiums	725	609
Other	1,115	913

	$14,082	$13,508

13.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31, 2012	December 31, 2013
	(In thousands)
Accrued payroll	$397	$511
Accrued benefits	2,247	2,141
Accrued severance	296	545

	$2,940	$3,197

In the year ended December 31, 2012, we paid severance and severance related benefits of $2.8 million and recorded approximately $839 thousand of additional expense for severance and severance related benefits for

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involuntary terminations. In the year ended December 31, 2013, we paid severance and severance related benefits of $1.5 million and recorded approximately $1.8 million of additional expense for severance and severance related benefits for involuntary terminations.

14.	Income Taxes

The components of income tax benefit (expense) from continuing operations for the three years ended December 31, 2011, 2012 and 2013 are as follows:

	2011	2012	2013
	(In thousands)
Current:
Federal	$(15,050)	$(15,241)	$(5,825)
State	(2,835)	(2,461)	(1,064)

Total current income tax expense	(17,885)	(17,702)	(6,889)

Deferred:
Federal	3,637	3,406	1,966
State	593	378	169

Total deferred income tax benefit	4,230	3,784	2,135

Total income tax expense	$(13,655)	$(13,918)	$(4,754)

Deferred tax assets and liabilities as of December 31, 2012 and 2013, consist of the following:

	2012	2013
	(In thousands)
Deferred tax assets:
Reserves and accrued expenses	$7,027	$6,309
Intangible assets	523	1,796
Non-deductible impairments on cost basis investments	0	1,038
Net operating loss and capital loss carryforwards	4,748	4,855

Total deferred tax assets	12,298	13,998
Valuation allowance	(4,551)	(5,703)

Net deferred tax assets	7,747	8,295
Deferred tax liabilities:
Prepaid expenses	(3,307)	(2,764)
Property, plant, and equipment	(3,616)	(2,572)

Total deferred tax liabilities	(6,923)	(5,336)

Net deferred tax asset	$824	$2,959

We have state net operating loss carryforwards of approximately $450 thousand, which have begun to expire. We also have a capital loss carryforward generated in 2010 from the sale of a subsidiary of $3.9 million, which will expire in 2015. Realization of deferred tax assets related to net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. We have established a valuation allowance against certain deferred tax assets, primarily our capital loss carryforwards, impairments taken for book purposes on our cost basis investment in White Sky, as well as $244 thousand of our state net operating loss carryforwards, that we believe cannot be utilized in the foreseeable future. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of certain realization requirements of U.S. GAAP, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and December 31, 2012 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. When realized, the excess tax benefits will result in a credit to additional paid in capital.

The reconciliation of income tax from continuing operations from the statutory rate is as follows (in thousands):

	December 31,
	2011	2012	2013
Income tax expense at statutory rate	$(11,518)	$(11,863)	$(2,508)
State income tax, net of federal benefit	(1,411)	(1,172)	(431)
Nondeductible executive compensation	(393)	(872)	(739)
Change in valuation allowances	(6)	26	(1,151)
Change in uncertain tax positions	0	61	0
Estimated tax credit	0	0	150
Other	(327)	(98)	(75)

Net income tax expense	$(13,655)	$(13,918)	$(4,754)

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2013 was 66.3% as compared to 41.1% in the year ended December 31, 2012. The significant increase in the effective tax rate is primarily due to a significant decrease in the income from continuing operations before income taxes as compared to increased book expenses which are not deductible for income tax purposes.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	December 31,
	2011	2012	2013
Unrecognized tax benefit -January 1	$181	$860	$679
Gross increases, tax positions in current period	0	0	0
Gross increases, tax positions in prior period	711	0	155
Gross decreases, tax positions in prior period	(32)	0	0
Decreases related to settlements with taxing authorities	0	(144)	0
Lapse of the statute of limitations	0	(37)	(525)

Unrecognized tax benefit -December 31	$860	$679	$309

The balance of the unrecognized tax benefits as of December 31, 2013, if recognized, would not have a significant impact on our annual effective rate.

During the year ended December 31, 2013, we decreased our gross unrecognized tax benefits primarily related to the removal of an uncertain tax position due to the lapse in the statue of limitations. During the year ended December 31, 2012, we decreased our gross unrecognized tax benefits primarily related to settlement with a state taxing authority. During the year ended December 31, 2011, we increased our gross unrecognized tax benefits primarily related to an uncertain tax position on the timing of deductions for certain legal expenses.

We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements. The accrual for estimated penalties is included as a component

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of other long-term liabilities in our consolidated balance sheet. In the year ended December 31, 2011, we increased penalties and subsequently, paid penalties of $10 thousand. We did not accrue penalties in the years ended December 31, 2012 and 2013.

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheet. In the years ended December 31, 2011, 2012 and 2013, we have interest expense of $54 thousand, $25 thousand and $15 thousand, respectively. In the years ended December 31, 2012 and 2013, we decreased interest expense $52 thousand and $67 thousand, respectively as a result of our gross decreases to our unrecognized tax benefit. We did not have a decrease to interest expense in the year ended December 31, 2011.

The company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2013, we were subject to examination in the U.S. federal tax jurisdiction for the 2010-2012 tax years and various state jurisdictions for the 2002-2012 tax years. We are not currently under audit in any federal or state jurisdiction.

In the year ended December 31, 2014, we do not expect our unrecognized tax benefits to change by a material amount.

15.	Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members.

We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $878 thousand, $865 thousand and $973 thousand for the years ended December 31, 2011, 2012 and 2013, respectively. These amounts are included within cost of revenue and general and administrative expense in the accompanying consolidated statements of operations.

We have a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. As of December 31, 2012 and 2013, we owed $176 thousand and $69 thousand to DMS, respectively.

White Sky, Inc.    We have an investment in White Sky and a commercial agreement to incorporate and market their service into our fraud and identity theft protection product offerings. In addition, we have an agreement with White Sky for them to provide various software development costs. For the year ended December 31, 2011, we paid $2.6 million to White Sky to satisfy remaining required royalties. In the year ended December 31, 2012, we did not remit any payments to White Sky. For the year ended December 31, 2013, we remitted $150 thousand to White Sky related to software development costs.

During the year ended December 31, 2012, we purchased additional shares of preferred stock in White Sky, for which we paid $2.3 million. In addition, during the year ended December 31, 2013, we exercised 1.4 million vested warrants in order to purchase additional shares of convertible preferred stock in White Sky, for which we paid $1.5 million. See Note 9 for further information. As of December 31, 2012 and 2013, there were no amounts due to White Sky.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for certain fixed assets. The minimum fixed commitments related to all noncancelable leases are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
	(In thousands)
2014	$3,099	$959
2015	2,933	712
2016	2,805	439
2017	2,790	332
2018	2,896	305
Thereafter	1,324	0

Total minimum lease payments	$15,847	2,747

Less: amount representing interest		(320)

Present value of minimum lease payments		2,427
Less: current obligation		(817)

Long term obligations under capital lease		$1,610

During the year ended December 31, 2013 we entered into additional capital lease agreements for approximately $1.7 million. We recorded the lease liability at the fair market value of the underlying assets in our consolidated balance sheet. Rental expenses included in general and administrative expenses were $2.9 million, $2.9 million and $3.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motion to dismiss was granted with prejudice on October 1, 2012. The plaintiffs filed a notice of appeal, which appeal remains pending before the United States Court of Appeals for the Ninth Circuit.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer.

In September 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurance Services Inc., and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. On October 30, 2013, Plaintiffs filed a stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case. On November 14, 2013, the plaintiffs filed an amended complaint against Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC. On November 27, 2013, Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC jointly filed a Motion to Dismiss and to Strike Class Allegations. On March 5, 2014, the motion was granted in a part, and denied in part.

The company may become involved in litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of December 31, 2013, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

Other

We have entered into various software licenses, marketing and operational commitments for several years totaling $17.6 million as of December 31, 2013. In January 2013, we entered into a new contract with a credit reporting agency, to which we agreed to pay non-refundable minimum payments of up to $25.0 million and $25.9 million in the years ending December 31, 2013 and December 31, 2014. In December 2013, we exercised our option in accordance with the contract to be charged at the lower pricing tier, which resulted in a revised non-refundable minimum payment of $9.9 million for the year ended December 31, 2014.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We continue to analyze what obligations, if any, we have to these state taxing authorities. In most cases, it is not possible to predict the maximum potential amount of future payments or determine if a collection obligation is probable due to the unique facts and circumstances involved, including the delivery nature of our services, the relationship through which our services are offered, as well as changing state laws and interpretations of those laws. In a minority of cases, based on certain state provisions and/or active discussions with states, we believe we are liable for a non-income business tax and have recorded a total estimated liability of $553 thousand, which includes interest and penalties. This amount is included in general and administrative expenses in our consolidated statements of operations. To date, we have not been required to make any payments, nor have we received any formal assessments.

18.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	December 31, 2012	December 31, 2013
	(In thousands)
Deferred rent	$3,581	$3,190
Unamortized portion of non-cash consideration exchanged for additional investment	618	0
Uncertain tax positions, interest and penalties not recognized	748	335
Accrued general and administrative expenses	0	171

	$4,947	$3,696

As part of the additional investment in White Sky that took place in the year ended December 31, 2012, we recorded $1.2 million related to the long-term portion of non-cash consideration, which was recorded as deferred revenue. In the year ended December 31, 2013, we recognized the remaining amount of the non-cash consideration as revenue, which amounted to $618 thousand. See Note 9 for additional information.

19.	Stockholders’ Equity

Outstanding Securities

Our authorized capital stock consists of 50 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2012 and 2013, there were approximately 18.0 and 18.1 million shares of our common stock outstanding and no shares of preferred stock outstanding. The board of directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. We do not have any outstanding warrants to purchase common shares. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2013, we had approximately $16.9 million remaining under our share repurchase program, all of which we are permitted to make under our amended Credit Agreement, without lender consent, in any fiscal year. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

On November 28, 2012 we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate repurchases of up to $3.0 million of our common stock. The repurchase plan commenced on December 1, 2012 and ended on May 31, 2013. On May 18, 2012, we entered into a trading plan, in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, to facilitate repurchases of up to $2.5 million of our common stock. The repurchase plan commenced on June 10, 2012 and ended on July 31, 2012. During the year ended December 31, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million. During the year ended December 31, 2012, we repurchased 71 thousand shares of common stock at a weighted average price of $10.37 per share resulting in an aggregate cost to us of $744 thousand.

Dividends

The following summarizes our dividend activity for the years ended December 31, 2013 and 2012:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20
May 9, 2013	May 29, 2013	June 7, 2013	$0.20
August 8, 2013	August 26, 2013	September 6, 2013	$0.20
November 12, 2013	November 22, 2013	December 9, 2013	$0.20

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 2, 2012	February 29, 2012	March 9, 2012	$0.20
April 26, 2012	May 29, 2012	June 8, 2012	$0.20
August 8, 2012	August 31, 2012	September 10, 2012	$0.20
October 25, 2012	November 20, 2012	November 30, 2012	$0.70

On November 30, 2012, we paid a one-time special cash dividend of $0.50 per share on our common stock.

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on April 3, 2014, to stockholders of record as of March 20, 2014.

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of December 31, 2013, options to purchase 7 thousand shares were outstanding under the 1999 Plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The 2004 Plan provides for the authorization to issue 2.8 million shares of common stock, and options to purchase 494 thousand shares are remaining to be granted. As of December 31, 2013, options to purchase 924 thousand shares are outstanding under the 2004 Plan. Individual awards under the 2004 Plan may take the form of incentive stock options and nonqualified stock options. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest over three and four years of continuous service and have ten year contractual terms.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and Stockholders in May 2011. As of December 31, 2013, we have 1.0 million shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.3 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

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

Stock Options

Total stock based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2011, 2012 and 2013 was $2.3 million, $2.0 million and $903 thousand, respectively. We reduced our share-based compensation expense for stock options by $227 thousand for involuntary terminations in the year ended December 31, 2011.

The following table summarizes the Company’s stock option activity:

	2011		2012		2013			Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
							(In thousands)	(In years)
Outstanding, beginning of year	3,795,057	$5.79	2,071,606	$6.14	1,520,266	$6.33
Granted	150,000	13.74	0	0.0	0	0.0
Canceled	(1,079,559)	6.43	(258,554)	6.62	(94,377)	5.83
Exercised	(793,892)	5.50	(292,826)	4.74	(70,691)	4.02

Outstanding, end of year	2,071,606	$6.14	1,520,226	$6.33	1,355,158	$6.49	$3,797	4.84

Exercisable at end of the year	479,618	$10.19	700,169	$7.66	1,169,364	$6.35	$3,369	4.68

There were no options granted during the years ended December 31, 2012 and 2013. The weighted average grant date fair value of options granted, based on the Black Scholes method, during the year December 31, 2011 was $6.53.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $21.5 million, $3.0 million and $567 thousand, respectively.

In the year ended December 31, 2013, certain participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 50 thousand shares were exercised, of which the cumulative net shares issued to the participants were 18 thousand and 32 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as included in withholding tax payments in our consolidated statement of cash flows, for this net withhold option exercise method was $104 thousand.

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

As of December 31, 2013, there was $279 thousand of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.3 years.

The following table summarizes information about employee stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(In years)
$0 — $5.00	801,576	5.30	$3.63	678,282	$3.50
$5.01 — $10.00	290,034	5.17	6.65	272,534	6.45
$10.01 — $15.00	162,750	4.69	13.88	117,750	13.48
$15.01 — $20.00	100,798	0.53	16.84	100,798	16.84
Greater than $20.00	0	0	0	0	0

	1,355,158	4.84	$6.49	1,169,364	$6.35

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

	2011		2012		2013
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,943,808	$4.62	2,018,285	$6.83	1,872,342	$7.74
Granted	959,189	10.15	655,491	10.24	881,922	7.62
Canceled	(462,072)	5.99	(348,861)	6.08	(343,399)	6.47
Vested	(422,640)	5.13	(452,573)	5.84	(525,952)	6.91

Outstanding, end of year	2,018,285	$6.83	1,872,342	$7.74	1,884,913	$8.14

The weighted average contractual life for restricted stock units for the years ended December 31, 2011, 2012 and 2013 was 2.3 years, 2.0 years and 2.2 years, respectively.

Total stock based compensation recognized for restricted stock units in our consolidated statements of operations for the years ended December 31, 2011, 2012 and 2013 was $4.3 million, $4.8 million and $5.5 million, respectively. We reduced our share-based compensation expense for restricted stock units by $500 thousand for involuntary terminations in the year ended December 31, 2011.

In the year ended December 31, 2013, a single restricted stock unit grant, at the vesting date, was paid in cash rather than stock, to recipients at the election of the company. The total cash paid was $1.8 million, which did not exceed the fair value on the settlement date.

As of December 31, 2013, there was $10.1 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

20.	Discontinued Operations

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Revenue	$2,299	$1,769	$185

Loss from discontinued operations before income taxes	$(1,052)	$(295)	$(9)
Income tax benefit	423	20	0

Loss from discontinued operations, net of tax	$(629)	$(275)	$(9)

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying values of the major assets and liabilities of discontinued operations as reported as of December 31, 2012 (in thousands):

As of December 31, 2012
Cash and cash equivalents	$1,158
Accounts receivable	216
Prepaid expenses and other current assets	10
Other assets	56
Accrued expenses and other current liabilities	$110
Accrued payroll and employee benefits	41

21.	Employee Benefit Plan

In February 1998, we adopted a 401(k) profit-sharing plan (the “401(k) Plan”) that covered substantially all full-time employees. Employees are eligible to participate upon completion of one month of service and may contribute up to 25% of their annual compensation, not to exceed the maximum contribution provided by statutory limitations. The 401(k) Plan provides for matching $0.50 per dollar on the first 3% of the employee’s contribution. The employer matching was suspended and there were no expenses under the 401(k) Plan for the year ended December 31, 2011. In the year ended December 31, 2012, the program was reinstated and we had expenses of $505 thousand and we had expenses of $398 thousand in the year ended December 31, 2013. Eligible employees vested in employer contributions 20% per year of service and are fully vested after five years of service.

22.	Major Clients

As discussed in Notes 1 and 2, we market credit and personal information and identity theft protection services to consumers through our relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution clients, as a percentage of total consolidated revenue, is as follows:

	2011	2012	2013
Bank of America (includes MBNA)	52%	47%	43%

Accounts receivable related to this client totaled $6.6 million and $9.5 million at December 31, 2012 and 2013, respectively.

23.	Segment and Geographic Information

We have three reportable operating segments with continuing operations through the year ended December 31, 2013. Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, insurance and membership products and services and VOYCETM, our new platform and service for pet owners we are in the process of launching. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bond industry provided by our subsidiary Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand. Prior to the second quarter of 2013, our Market Intelligence services were included in our Online Brand Protection segment along with our Net Enforcers subsidiary. In the three months ended June 30, 2013, we ceased operations at Net Enforcers.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We plan to report the results of operations of our subsidiary, i4c Innovations, as a separate operating segment if and when the subsidiary’s activities meet the requirements for segment reporting accordance with U.S. GAAP.

The following table sets forth segment information for the years ended December 31, 2011, 2012 and 2013.

	Consumer Products and Services	Market Intelligence	Bail Bonds Industry Solutions	Consolidated
	(In thousands)
Year Ended December 31, 2011
Revenue	$369,703	$0	$999	$370,702
Depreciation	8,947	0	75	9,022
Amortization	3,801	0	0	3,801
Income (loss) from continuing operations before income taxes	34,150	0	(1,241)	32,909

Year Ended December 31, 2012
Revenue	$346,104	$0	$1,314	$347,418
Depreciation	9,562	0	140	9,702
Amortization	3,516	0	0	3,516
Income (loss) from continuing operations before income taxes	35,588	(329)	(1,366)	33,893

Year Ended December 31, 2013
Revenue	$308,284	$152	$1,837	$310,273
Depreciation	8,210	287	186	8,683
Amortization	3,457	0	0	3,457
Income (loss) from continuing operations before income taxes	11,431	(3,672)	(586)	7,173

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
As of December 31, 2012
Property, plant and equipment, net	$15,931	$1,037	$348	$17,316

Total assets	$140,097	$5,365	$891	$146,353

	Consumer Products and Services	Online Brand Protection	Bail Bonds Industry Solutions	Consolidated
As of December 31, 2013
Property, plant and equipment, net	$13,247	$1,009	$234	$14,490

Total assets	$128,822	$1,469	$798	$131,089

We generate revenue, in our Consumer Products and Services segment, in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the year ended December 31, 2011	$337,216	$33,486	$370,702
For the year ended December 31, 2012	314,853	32,565	347,418
For the year ended December 31, 2013	277,885	32,388	310,273

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended December 31, 2011:
Revenue	$89,903	$93,534	$93,724	$93,541
Income from operations	8,427	9,285	7,575	6,298
Income from continuing operations before income taxes	8,279	9,249	7,511	7,870
Net income	$4,584	$5,185	$4,622	$4,234
Basic earnings per common share	$0.26	$0.31	$0.27	$0.25
Diluted earnings per common share	$0.23	$0.28	$0.24	$0.22
Year ended December 31, 2012:
Revenue	$89,668	$87,497	$86,232	$84,021
Income from operations	10,698	10,793	9,331	3,066
Income from continuing operations before income taxes	10,594	10,692	9,433	3,174
Net income	$6,226	$6,203	$5,661	$1,610
Basic earnings per common share	$0.36	$0.35	$0.32	$0.09
Diluted earnings per common share	$0.33	$0.33	$0.30	$0.08
Year ended December 31, 2013:
Revenue	$81,556	$80,765	$75,868	$72,084
Income (loss) from operations	5,144	3,715	(1,351)	486
Income (loss) from continuing operations before income taxes	4,796	3,209	(1,384)	552
Net income (loss)	$2,205	$1,571	$(1,485)	$119
Basic earnings (loss) per common share	$0.12	$0.09	$(0.08)	$0.00
Diluted earnings (loss) per common share	$0.12	$0.08	$(0.08)	$0.01

Pursuant to a legal settlement in October 2011, we received a combination of cash and title to two office condominiums and one real property parcel. The cash and fair value of the properties were approximately $1.8 million.

As part of our review of capitalized software projects in accordance with U.S. GAAP, we, together with our client, reassessed a development effort related to a web based platform prior to it being placed in service, and therefore recorded a fixed asset impairment charge of $1.2 million in the year ended December 31, 2012. In addition, we recorded non-cash impairments of $653 thousand and $1.3 million related to our long term investment in White Sky, LLC in the years ended December 31, 2012 and 2013, respectively, which contributed to the loss from continuing operations.

25.	Subsequent Events

Our Board of Directors authorized a cash dividend of $0.20 per share on our common stock, payable on April 3, 2014, to stockholders of record as of March 20, 2014.

In January 2014, we were notified by Capital One Services, LLC of its decision to terminate its indirect marketing agreement with us no sooner than July 31, 2014, and to subsequently notify us of the cancellation of subscribers, which may occur before, on, or after July 31, 2014. We estimate the current monthly revenue derived under this agreement to be approximately $1.0 million per month as of December 31, 2013.

On March 10, 2014, we made the determination to cease ongoing operations at our subsidiary, Intersections Business Intelligence Services (D/B/A Zumetrics®). These operations are expected to wind down and cease during the three months ending June 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter will no longer have a Market Intelligence segment.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Allowance(1)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2013
Allowance for doubtful accounts	$35	$25	$34	$26
Year Ended December 31, 2012
Allowance for doubtful accounts	$14	$171	$150	$35
Year Ended December 31, 2011
Allowance for doubtful accounts	$42	$19	$47	$14

(1)	The year ended December 31, 2013 includes a reduction of $30 thousand related to Net Enforcers, which we ceased operations in the three months ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name: Michael R. Stanfield
Title: Chief Executive Officer

Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014

/s/ John G. Scanlon John G. Scanlon	Executive Vice President (Chief Financial Officer)	March 17, 2014

/s/ Madalyn C. Behneman Madalyn C. Behneman	Senior Vice President (Principal Accounting Officer)	March 17, 2014

/s/ John M. Albertine John M. Albertine	Director	March 17, 2014

/s/ Thomas G. Amato Thomas G. Amato	Director	March 17, 2014

/s/ James L. Kempner James L. Kempner	Director	March 17, 2014

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 17, 2014

/s/ David A. McGough David A. McGough	Director	March 17, 2014

/s/ Norman N. Mintz Norman N. Mintz	Director	March 17, 2014

/s/ William J. Wilson William J. Wilson	Director	March 17, 2014