Form 10-Q
period 2014-03-31
INTERSECTIONS INC
filed 2014-05-12
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014 there were 21,676,295 shares of common stock, $0.01 par value, issued and 18,495,864 shares outstanding, with 3,180,431 shares of treasury stock.

Form 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$66,011	$81,556
Operating expenses:
Marketing	5,669	5,272
Commission	16,999	20,158
Cost of revenue	22,237	27,130
General and administrative	21,343	20,928
Depreciation	2,192	2,060
Amortization	853	864

Total operating expenses	69,293	76,412

(Loss) income from operations	(3,282)	5,144
Interest expense	(90)	(76)
Other income (expense), net	148	(272)

(Loss) income from continuing operations before income taxes	(3,224)	4,796
Income tax benefit (expense)	440	(2,600)

(Loss) income from continuing operations	(2,784)	2,196
Income from discontinued operations, net of tax	0	10

Net (loss) income	$(2,784)	$2,206

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.15)	$0.12
Income from discontinued operations	$0.00	$0.00

Basic (loss) earnings per common share	$(0.15)	$0.12

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.15)	$0.12
Income from discontinued operations	$0.00	$0.00

Diluted (loss) earnings per common share	$(0.15)	$0.12

Cash dividends paid per common share	$0.20	$0.20

Weighted average shares outstanding:
Basic	18,299	18,037
Diluted	18,299	19,028

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,650	$20,920
Accounts receivable, net of allowance for doubtful accounts of $1 (2014) and $26 (2013)	18,072	21,070
Prepaid expenses and other current assets	6,052	5,515
Income tax receivable	2,650	0
Deferred subscription solicitation costs	7,188	7,086

Total current assets	52,612	54,591

PROPERTY AND EQUIPMENT, net	14,160	14,490
DEFERRED TAX ASSET, net	3,466	4,864
LONG-TERM INVESTMENT	8,384	8,384
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	3,217	4,020
OTHER ASSETS	1,630	1,505

TOTAL ASSETS	$126,704	$131,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,801	$955
Accrued expenses and other current liabilities	16,738	13,508
Accrued payroll and employee benefits	4,292	3,197
Capital leases, current portion	733	817
Commissions payable	541	502
Deferred revenue	4,040	4,287
Deferred tax liability, net, current portion	1,905	1,905
Current tax payable	0	3,149

Total current liabilities	31,050	28,320

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,414	1,610
OTHER LONG-TERM LIABILITIES	3,627	3,696

TOTAL LIABILITIES	36,091	33,626

COMMITMENTS AND CONTINGENCIES (see notes 13 and 15)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 21,558 (2014) and 21,272 (2013); shares outstanding 18,378 (2014) and 18,092 (2013)	216	213
Additional paid-in capital	121,557	121,952
Treasury stock, shares at cost; 3,180 (2014) and 3,180 (2013)	(32,696)	(32,696)
Retained earnings	1,536	7,994

TOTAL STOCKHOLDERS’ EQUITY	90,613	97,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,704	$131,089

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(2,784)	$2,206
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation	2,192	2,061
Amortization	853	915
Amortization of debt issuance cost	18	18
Provision for doubtful accounts	(25)	30
Loss on disposal of fixed assets	196	0
Share based compensation	1,191	1,519
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(66)	(623)
Accretion of interest on note receivable	0	(7)
Amortization of non-cash consideration exchanged for additional investment	(309)	(309)
Amortization of deferred subscription solicitation costs	4,400	4,805
Non-cash reduction to value of long-term investment	0	342
Foreign currency transaction gains, net	0	(13)
Changes in assets and liabilities:
Accounts receivable	3,023	(6,256)
Prepaid expenses and other current assets	(538)	(365)
Income tax, net	(5,800)	(116)
Deferred subscription solicitation costs	(4,501)	(5,952)
Other assets	(143)	462
Accounts payable	1,916	(3,017)
Accrued expenses and other current liabilities	3,501	4,670
Accrued payroll and employee benefits	1,050	1,289
Commissions payable	38	(111)
Deferred revenue	62	(267)
Deferred income tax, net	1,464	2,613
Other long-term liabilities	(69)	(69)

Cash flows provided by operating activities	5,669	3,825

CASH FLOWS USED IN INVESTING ACTIVITIES:
Exercise of warrants in long-term investment	0	(732)
Cash paid for acquisition of technology related intangible	(50)	0
Acquisition of property and equipment	(2,398)	(798)

Cash flows used in investing activities	(2,448)	(1,530)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distribution on vesting of restricted stock units	0	(1,849)
Purchase of treasury stock	0	(1,250)
Cash dividends paid on common shares	(3,674)	(3,608)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	66	623
Capital lease payments	(280)	(254)
Cash proceeds from stock option exercises	0	5
Withholding tax payment on vesting of restricted stock units and stock option exercises	(1,603)	(1,506)

Cash flows used in financing activities	(5,491)	(7,839)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,270)	(5,544)
CASH AND CASH EQUIVALENTS — Beginning of period	20,920	25,559

CASH AND CASH EQUIVALENTS — End of period	$18,650	$20,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$54	$74

Cash paid for taxes	$3,951	$104

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$248	$183

Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$45	$439

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

In the three months ended March 31, 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into four reportable segments: Consumer Products and Services, Pet Health Monitoring, Bail Bonds Industry Solutions and Market Intelligence. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment, as well as consolidating eliminations, are reported in Corporate.

Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. An individual consumer subscription may include access to some or all of these benefits. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information. Our consumer products and services historically have been offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In addition, we also offer many of our services directly to consumers. We conduct our consumer direct marketing primarily through online affiliates, search engine marketing and broadcast media. We also may market through other channels, including direct mail, print marketing, telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry.

Our Pet Health Monitoring segment includes the new platform and service for pet owners provided by our subsidiary, i4c Innovations. VOYCETM is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data and tailored pet health related content. VOYCETM operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. VOYCETM monitors vital pet health indicators such as activity, rest patterns, calories burned, heart rate and respiratory rate. This data is uploaded to the VOYCETM platform via WiFi where it shows trends over time, is shared with pet care givers, and is used to drive personalized content from pet health experts. We expect to launch VOYCETM later this year.

Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand.

On March 10, 2014, we made the determination to cease ongoing operations at Intersections Business Intelligence Services. These operations are expected to wind down and cease on or around April 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter we will no longer have a Market Intelligence segment.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. The results of Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013, are presented in discontinued operations for all prior periods in our condensed consolidated statements of operations. We have not recast our condensed consolidated statements of cash flows. See Note 19 for additional information. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, as filed in our Annual Report on Form 10-K.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2014 and December 31, 2013 totaled $584 thousand and $609 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2014, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill allocated to our other reporting units.

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

Share Based Compensation

We currently have the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. The active period for the 2004 Plan expired on May 5, 2014. The 2006 Stock Incentive Plan provides us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three months ended March 31, 2014 and 2013, we did not grant options.

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We apply a dividend yield based on our history and/or expectation of dividend payouts.

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

Long-Term Investment

We account for investments in non-consolidated entities using the cost method of accounting. We have a long-term investment in convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

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

For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments by using the income approach based on discounted cash flows and the market based approach, as appropriate. We use various assumptions when determining the expected discounted cash flows including earnings projections, an appropriate cost of capital, long-term growth rate and intentions for how long we will hold the investments. Our investments are impaired if the fair value of the investments is less than carrying value.

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

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, has incurred costs in developing their VOYCETM pet health monitoring platform and service. In the three months ended March 31, 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. We incurred additional costs for engineering efforts focused on quality control, advanced testing and refining efforts during the early stages of commercial production. We have capitalized some of these costs as assets under construction in our condensed consolidated balance sheet, which amount to approximately $464 thousand as of March 31, 2014. In addition, we incurred other operating and start-up costs in our Pet Health Monitoring segment, which were expensed in our condensed consolidated statements of operations in the three months ended March 31, 2014.

In the three months ended March 31, 2013, we incurred research and development costs of $167 thousand. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations. We included costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

3. Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In February 2013, an update was made to “Liabilities”. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: the amount the reporting entity agreed to pay on the basis of its arrangement amount with its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all period periods presented. We have adopted the provisions of this update as of January 1, 2014 and there was no material impact to our condensed consolidated financial statements.

In April 2013, an update was made to “Presentation of Financial Statements”. The guidance in this Update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We have adopted the provisions of this update as of January 1, 2014 and there was no material impact to our condensed consolidated financial statements.

In July 2013, an update was made to “Income Taxes”. The guidance in this Update state that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted the provisions of this update as of January 1, 2014 and there was no material impact to our condensed consolidated financial statements.

In March 2014, an update was made to the Master Glossary. The amendment consolidates multiple instances of the same term into a single definition and makes minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendment will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary. We have adopted the provisions of this update as of March 31, 2014 and there was no material impact to our condensed consolidated financial statements.

4. Earnings Per Common Share

Basic and diluted (loss) earnings per common share are determined in accordance with the applicable provisions of U.S. GAAP. Basic (loss) earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share-based employee compensation plans and vesting of restricted stock units.

Diluted loss per common share for the three months ended March 31, 2014 excludes options to purchase 3.6 million shares of common stock because they do not have a dilutive effect due to our loss from continuing operations. For the three months ended March 31, 2013, options to purchase 303 thousand shares of common stock have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic (loss) earnings per common share to diluted (loss) earnings per common share is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
(Loss) income from continuing operations	$(2,784)	$2,196
Income from discontinued operations	0	10

Net (loss) income available to common shareholders—basic and diluted	$(2,784)	$2,206

Weighted average common shares outstanding—basic	18,299	18,037
Dilutive effect of common stock equivalents	0	991

Weighted average common shares outstanding—diluted	18,299	19,028

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.15)	$0.12
Income from discontinued operations	$0.00	$0.00

Basic (loss) earnings per common share	$(0.15)	$0.12

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.15)	$0.12
Income from discontinued operations	$0.00	$0.00

Diluted (loss) earnings per common share	$(0.15)	$0.12

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

We did not hold any instruments that are measured at fair value on a recurring basis in the three months ended March 31, 2014 and the year ended December 31, 2013. For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three months ended March 31, 2014 or in the year ended December 31, 2013.

At March 31, 2014, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Prepaid services	$614	$809
Other prepaid contracts	3,167	2,813
Other	2,271	1,893

	$6,052	$5,515

7. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 was $7.2 million and $7.1 million, respectively. The current portion of the prepaid commissions is included in the deferred subscription solicitation costs which were $116 thousand and $7 thousand as of March 31, 2014 and December 31, 2013, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commissions expense in our condensed consolidated statements of operations, for the three months ended March 31, 2014 and 2013 were $4.4 million and $4.8 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended March 31, 2014 and 2013, were $1.3 million and $1.4 million, respectively.

8. Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. As of March 31, 2014, we own 10.5 million convertible preferred shares of White Sky. We have no remaining warrants to purchase equity in White Sky. However, we may elect to participate in future rounds of funding.

Based on our analysis, we concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis method of accounting. As of March 31, 2014, no indicators of impairment were identified and therefore we did not estimate the fair value of our long-term investment.

9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2014	Impairment	Net Carrying Amount at March 31, 2014
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

	December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2013	Impairment	Net Carrying Amount at December 31, 2013
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

During the three months ended March 31, 2014, we did not have an impairment related to our goodwill. As of March 31, 2014, our fair value exceeded our carrying value by approximately 155%. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

Our intangible assets consisted of the following (in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(35,524)	$0	$3,167
Marketing related	3,024	(3,024)	0	0
Technology related	2,846	(2,796)	0	50

Total amortizable intangible assets	$44,561	$(41,344)	$0	$3,217

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(34,671)	$0	$4,020
Marketing related	3,024	(3,024)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,511	$(40,491)	$0	$4,020

Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2014 and 2013, we incurred aggregate amortization expense of $853 thousand and $864 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the three months ended March 31, 2013, we incurred amortization expense of $51 thousand related to Net Enforcers, which was discontinued in the three months ended June 30, 2013. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2014	$2,567
For the years ending December 31:
2015	444
2016	202
2017	4

$3,217

10. Other Assets

The components of our other assets are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Prepaid contracts	$458	$188
Other	1,172	1,317

	$1,630	$1,505

11. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Accrued marketing	$1,414	$1,060
Accrued cost of sales, including credit bureau costs	7,833	7,317
Accrued general and administrative expense and professional fees	5,995	3,609
Insurance premiums	584	609
Other	912	913

	$16,738	$13,508

12. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Accrued payroll	$1,836	$511
Accrued benefits	2,062	2,141
Accrued severance	394	545

	$4,292	$3,197

In the three months ended March 31, 2014, we paid severance and severance-related benefits of $530 thousand and recorded an additional $379 thousand of expense for severance and severance-related benefits for involuntary terminations.

13. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining nine months ending December 31, 2014	$2,339	$627
For the years ending December 31:
2015	2,933	712
2016	2,805	439
2017	2,790	332
2018	2,896	305
2019	1,324	0
Thereafter	0	0

Total minimum lease payments	$15,087	2,415

Less: amount representing interest		(268)

Present value of minimum lease payments		2,147
Less: current obligation		(733)

Long term obligations under capital lease		$1,414

We did not enter into any capital leases in the three months ended March 31, 2014. Rental expenses included in general and administrative expenses were $743 thousand and $725 thousand for the three months ended March 31, 2014 and 2013, respectively.

Legal Proceedings

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motions to dismiss were granted with prejudice on October 1, 2012. The plaintiffs filed a notice of appeal, and oral argument is scheduled before the United States Court of Appeals for the Ninth Circuit in July, 2014.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer. In or about December 2013, the Office of the West Virginia Attorney General served Intersections Insurance Services Inc. with document requests. Intersections Insurance Services Inc. served objections to those requests in February 2014.

In September 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurance Services Inc., and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. On October 30, 2013, Plaintiffs filed a stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case. On November 14, 2013, the plaintiffs filed an amended complaint against Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC. On November 27, 2013, Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC jointly filed a Motion to Dismiss and to Strike Class Allegations. On March 5, 2014, the motion was granted in part, and denied in part.

The company may become involved in litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of March 31, 2014, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

Other

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We continue to analyze what obligations, if any, we have to these state taxing authorities. In most cases, it is not possible to predict the maximum potential amount of future payments or determine if a collection obligation is probable due to the unique facts and circumstances involved, including the delivery nature of our services, the relationship through which our services are offered, as well as changing state laws and interpretations of those laws. In a minority of cases, based on certain state provisions and/or active discussions with states, we believe we are liable for a non-income business tax and have recorded a total estimated liability of $593 thousand, which includes interest and penalties. This amount is included in general and administrative expenses in our condensed consolidated statements of operations. To date, we have not been required to make any payments, nor have we received any formal assessments.

14. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Deferred rent	$3,129	$3,190
Uncertain tax positions, interest and penalties not recognized	338	335
Accrued general and administrative expenses	160	171

	$3,627	$3,696

15. Debt and Other Financing

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A., which has a maturity date of November 15, 2015. Our Credit Agreement initially consisted of a revolving credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement. We have never had any outstanding borrowings or letters of credit under the Credit Agreement.

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios, customary covenants, representations and warranties, funding conditions and events of default. In addition, the Credit Agreement permitted us to make share repurchases under announced stock repurchase programs, without lender consent, so long as the total amount repurchased does not exceed a specified maximum dollar amount and we maintain a minimum liquidity at the time of the repurchase.

On May 9, 2014, we entered into an Amendment to the Credit Agreement with Bank of America, which, among other things, waived our projected non-compliance with the consolidated fixed charge coverage ratio for the measurement period ended March 31, 2014 and reduced the borrowing availability to $1. Absent the waiver, we would not have been in compliance with the consolidated fixed charge coverage ratio as of March 31, 2014, as our consolidated fixed charge coverage ratio as of March 31, 2014 was 0.52 as compared to the minimum requirement of 1.25. As a result of the Amendment, we are not currently able to borrow under our Credit Agreement.

16. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2014 and 2013 was 13.6% and 54.2%, respectively. The significant decrease from the comparable period is primarily due to the ratio of book expenses, that are not deductible for income tax purposes, and the decrease in income from operations before income tax. There were no material changes to our uncertain tax positions during the three months ended March 31, 2014 and 2013.

17. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of March 31, 2014, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

In the three months ended March 31, 2014, we did not repurchase any shares of common stock. In the three months ended March 31, 2013 under a trading plan we entered into in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, we repurchased approximately 129 thousand shares of common stock at a weighted average of $9.66 per share resulting in an aggregate cost to us of $1.2 million.

Dividends

The following summarizes our dividend activity for the three months ended March 31, 2014:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
March 6, 2014	March 20, 2014	April 3, 2014	$0.20

The following summarizes our dividend activity for the year ended December 31, 2013:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20
May 9, 2013	May 29, 2013	June 7, 2013	$0.20
August 8, 2013	August 26, 2013	September 6, 2013	$0.20
November 12, 2013	November 22, 2013	December 9, 2013	$0.20

Our ability to declare and pay dividends is limited by covenants in our Credit Agreement. Our Credit Agreement prohibits us from declaring and paying dividends if certain defaults exist, and requires us to be in pro forma compliance with the consolidated leverage ratio and the consolidated fixed charge coverage ratio both immediately before and immediately after giving effect to any dividends. We are currently prohibited by our Credit Agreement from declaring and paying dividends because we would not be in pro forma compliance with the consolidated fixed charge coverage ratio before or after giving effect to any dividend. See “—Credit Facility and Borrowing Capacity” for further information.

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of March 31, 2014, there were options to purchase 8 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The active period for this plan expired on May 5, 2014. The number of shares of common stock that have been issued under the 2004 Plan could not exceed 2.8 million shares of common stock. As of March 31, 2014, we have options to purchase 905 thousand shares outstanding. Individual awards under the 2004 Plan took the form of incentive stock options and nonqualified stock options.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The active period for this plan will remain in effect until March 7, 2016, unless terminated by the Board of Directors. The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of March 31, 2014, we have 199 thousand shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.7 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

On March 17, 2014, the Board of Directors approved the 2014 Stock Incentive Plan (the “2014 Plan”), subject to the approval of the stockholders of the Company at the annual meeting of stockholders scheduled to be held on May 14, 2014. If approved, the number of shares of common stock that may be issued under the 2014 Plan may not exceed 3.0 million. Individual awards under the 2014 Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock unit awards, incentive stock options, nonqualified stock options, restricted stock awards, and restricted stock units.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Total share based compensation expense recognized for stock options, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended March 31, 2014 and 2013 was $63 thousand and $360 thousand, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2013	1,355,158	$6.49
Canceled	(6,346)	5.72
Exercised	(29,136)	4.43

Outstanding at March 31, 2014	1,319,676	$6.54	$1,853	4.58

Exercisable at March 31, 2014	1,265,925	$6.22	$1,853	4.48

There were no options granted during the three months ended March 31, 2014 and 2013.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $117 thousand and $42 thousand, respectively.

In the three months ended March 31, 2014, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. Approximately 29 thousand shares were exercised, of which the cumulative net shares issued to the participants were 21 thousand and 8 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withhold option exercise method was $72 thousand.

As of March 31, 2014, there was $201 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended March 31, 2014 and 2013 was $1.1 million and $1.2 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2013	1,884,913	$8.14
Granted	896,876	4.65
Canceled	(267,402)	7.54
Vested	(269,096)	7.46

Outstanding at March 31, 2014	2,245,291	$6.90	3.04

As of March 31, 2014, there was $12.4 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

18. Related Party Transactions

We have an investment in White Sky and commercial agreements to incorporate and market each company’s respective services into various product offerings. In addition, we have an agreement with White Sky for them to provide various software development services. For the three months ended March 31, 2014, we remitted $225 thousand to White Sky related to this agreement. These amounts are included within general and administrative expenses in our condensed consolidated statements of operations. For the three months ended March 31, 2013, we did not remit any payments to White Sky. During the three months ended March 31, 2013, we exercised 700 thousand vested warrants in order to purchase additional shares of convertible preferred stock in White Sky, for which we paid $732 thousand. As of March 31, 2014, there were no amounts due to White Sky under these agreements.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $143 thousand and $250 thousand for the three months ended March 31, 2014 and 2013, respectively. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2014 we owed $142 thousand to DMS under this agreement.

We have a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. We did not remit any payments to DMS in the three months ended March 31, 2014 and 2013. As of March 31, 2014, there were no amounts due to DMS under this separate service agreement.

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

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

Three Months Ended March 31,
2013
Revenue	$185
Income before income taxes from discontinued operations	10
Income tax expense	0

Income from discontinued operations	$10

20. Segment and Geographic Information

In the three months ended March 31, 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into four reportable segments: Consumer Products and Services, Pet Health Monitoring, Bail Bonds Industry Solutions and Market Intelligence. Corporate headquarter office transactions such as legal, human resources, finance and internal audit that have not been attributed to a particular segment, as well as consolidating eliminations, are reported in Corporate.

Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Pet Health Monitoring segment includes VOYCETM, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. We expect to launch VOYCETM later this year. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand.

On March 10, 2014, we made the determination to cease ongoing operations at Intersections Business Intelligence Services. These operations are expected to wind down and cease on or around April 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter we will no longer have a Market Intelligence segment.

The following table sets forth segment information for the three months ended March 31, 2014 and 2013:

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Market Intelligence	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2014
Revenue	$65,504	$0	$456	$51	$0	$66,011
Depreciation	1,359	11	43	652	127	2,192
Amortization	853	0	0	0	0	853
Income (loss) from continuing operations before income taxes	$9,046	$(3,287)	$(71)	$(1,385)	$(7,527)	$(3,224)
Three Months Ended March 31, 2013
Revenue	$81,132	$0	$424	$0	$0	$81,556
Depreciation	1,840	0	47	1	172	2,060
Amortization	864	0	0	0	0	864
Income (loss) from continuing operations before income taxes	$15,990	$(959)	$(190)	$(519)	$(9,526)	$4,796

As of March 31, 2014
Property, plant and equipment, net	$11,445	$1,618	$192	$356	$549	$14,160

Total assets	$98,603	$4,278	$1,775	$1,025	$21,023	126,704

As of December 31, 2013
Property, plant and equipment, net	$11,848	$182	$234	$1,009	$1,217	$14,490

Total assets	$111,987	$695	$798	$1,469	$16,140	$131,089

Our Pet Health Monitoring and Market Intelligence segments did not generate revenue in the three months ended March 31, 2013. In addition, we plan to launch VOYCETM later this year and therefore, have not generated any revenue to date.

We generate revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the three months ended March 31, 2014	$58,423	$7,588	$66,011
For the three months ended March 31, 2013	73,766	7,790	81,556

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2012 and 2013, and for the years ended December 31, 2011, 2012 and 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

Forward Looking Statements

Information contained in this discussion and analysis, other than historical information, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Form 10-K under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: the impact of foreign, federal, state and local laws and regulation, specifically laws and regulation affecting consumer marketing, financial products and services, financial institutions, credit information and consumer credit; the concentration of our products and services; the concentration of our suppliers and clients; the success of VOYCETM, which we plan to launch later this year; our ability to continue our long-term business strategy, including growth through existing channels, products and services, development of new channels, products and services, acquisition and investments; demand for our services; our ability to maintain acceptable margins; our ability to maintain secure systems; our ability to control costs; the impact of competition; our ability to attract and retain qualified personnel; and the possibility that we may not make further dividend payments. A detailed discussion of these and other factors that may affect our future results is contained in our Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we have no intention or obligation to publicly update or revise any forward-looking statement unless required to do so by securities laws.

Overview

In the three months ended March 31, 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into four reportable segments: Consumer Products and Services, Pet Health Monitoring, Bail Bonds Industry Solutions and Market Intelligence. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment, as well as consolidating eliminations, are reported in Corporate.

Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. An individual consumer subscription may include access to some or all of these benefits. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information. Our consumer products and services historically have been offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In addition, we also offer many of our services directly to consumers. We conduct our consumer direct marketing primarily through online affiliates, search engine marketing and broadcast media. We also may market through other channels, including direct mail, print marketing, telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry.

Our Pet Health Monitoring segment includes the new platform and service for pet owners provided by our subsidiary, i4c Innovations. VOYCETM is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data and tailored pet health related content. VOYCETM operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. VOYCETM monitors vital pet health indicators such as activity, rest patterns, calories burned, heart rate and respiratory rate. This data is uploaded to the VOYCETM platform via WiFi where it shows trends over time, is shared with pet care givers, and is used to drive personalized content from pet health experts. We expect to launch VOYCETM later this year.

Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand.

On March 10, 2014, we made the determination to cease ongoing operations at Intersections Business Intelligence Services. These operations are expected to wind down and cease on or around April 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter we will no longer have a Market Intelligence segment.

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

Our services are or have been marketed to potential subscribers and non-subscriber customers through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service, account activation calls, email, mass media and the Internet. Some of our marketing arrangements with our clients have called for us to fund marketing activity and others have called for our clients to fund the marketing. The mix between our company-funded and client-funded marketing programs varies from year to year based upon our and our clients’ strategies.

Our client arrangements are distinguished from one another primarily by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•

Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per newly enrolled subscriber basis, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber. Even in a direct marketing arrangement, some marketing channels may entail limited or no marketing expenses. In those cases, we generally pay higher commissions to our clients compared to channels where we incur more substantial marketing expenses. In addition to these direct marketing arrangements with clients, the financial results we report under direct marketing includes our consumer direct marketing independent of these client arrangements.

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

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in allowing continued servicing, including continued billing by those clients. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us, effective no sooner than July 31, 2014. Under the notice, Capital One reserves the right to extend the date of termination of the agreement beyond July 31, 2014, and at a later time to notify us of the cancellation of existing subscriptions, which we now expect to occur on or about June 30, 2014. We estimate the current monthly revenue derived under this agreement to be approximately $1.0 million per month as of March 31, 2014. We have negotiated an arrangement under which we will continue to receive transition service fees, subject to certain conditions, through July 31, 2014.

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. In the three months ended March 31, 2014 and 2013, approximately 12% and 31%, respectively, of our new subscribers were derived from U.S. financial institutions and approximately 60% and 67%, respectively, of our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. Revenue from subscribers obtained through our largest client, Bank of America, as a percentage of Consumer Products and Services segment revenue, constituted approximately 45% and 44% in the three months ended March 31, 2014 and 2013, respectively. Bank of America and our other major financial institution clients have suspended or terminated their marketing of our products, and most other marketing through financial institutions has been reduced, suspended or terminated. We believe this is due to a number of factors, including regulatory scrutiny of the sales, marketing and administration of add-on products by financial institutions and changes in the financial institutions’ strategies. As a result, our new subscriber additions were 24% lower in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 despite growth in new subscriber additions from consumer direct and non-financial institution clients. We expect ongoing regulatory review and scrutiny of sales of add-on and other consumer financial products and services, including identity theft protection products, to continue to be a focus of the Consumer Financial Protection Bureau and other regulators. As a result, marketing of our products by our major financial institution clients, and most other marketing by our financial institution clients, has been reduced, suspended or terminated, and we do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of or cancelled certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment, and others are based on changes in the marketing and customer relationship strategies of our financial institution clients.

We are continuing to provide information to the CFBP in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for information received in January 2014. Further, we have made, and may make additional changes to our practices and products, we may experience additional subscriber cancellations, and we, or our clients, may be subject to further regulatory or legal actions. We expect to continue to incur material costs in as a result of this ongoing regulatory review and scrutiny. We or our financial institution clients also may take remedial actions including the issuing of refunds or cancellation of subscribers, and our clients may seek indemnification or contribution from us relating to those remedial actions. On April 7, 2014, Bank of America entered into consent orders with the CFPB and Office of Comptroller of the Currency under which Bank of America provided remediation to certain customers of identity theft products for which we are a service provider, as well as identity theft protection products of another service provider, based on allegations of unfairness with respect to how and when those customers were charged.

Other Data

The following table details other selected subscriber and financial data (in thousands):

	Three Months Ended March 31,
	2014	2013
Subscribers at beginning of period	2,870	4,489
New subscribers — indirect	6	35
New subscribers — direct	119	129
Cancelled subscribers within first 90 days of subscription	(40)	(48)
Cancelled subscribers after first 90 days of subscription	(183)	(284)
Reclassified subscribers****	0	(119)

Subscribers at end of period	2,772	4,202
Non-Subscriber Customers	9	3,502

Total Customers at end of period	2,781	7,704

Indirect subscribers	32.7%	49.0%
Direct subscribers	67.3%	51.0%

	100.0%	100.0%

Cancellations within first 90 days of subscription*	32.1%	29.1%
Cancellations after first 90 days of subscription**	39.0%	20.9%
Overall retention***	58.8%	74.0%

*	Percentage of cancellation within the first 90 days to subscriber additions for the period.
**	Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.
***	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.
****	During the three months ended March 31, 2013, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above, resulting in approximately 119 thousand customers being reclassified out of our Subscriber count and into our Non-Subscriber Customers.

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

In prior years, certain of our clients changed their customer billing and cancellation practices related to our products. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. As of March 31, 2014, we currently have approximately 400 thousand subscribers on billing hold as a result of these changes, including approximately 359 thousand related to Capital One. We expect the subscribers related to Capital One to be cancelled as of June 30, 2014.

Pet Health Monitoring

Through our subsidiary, i4c Innovations, we plan to launch VOYCETM, a new pet health monitoring platform and service later this year. VOYCETM is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data and tailored pet health related content. VOYCETM operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. VOYCETM monitors vital pet health indicators such as activity, rest patterns, calories burned, heart rate and respiratory rate. This data is uploaded to the VOYCETM platform via WiFi where it shows trends over time, is shared with pet care givers, and is used to drive personalized content from pet health experts. We believe VOYCE™ uniquely provides a combination of health data monitoring for pets and customized information for pet owners.

Bail Bonds Industry Solutions

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include data management, bookkeeping, accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better underwriting decisions. We believe these services are the only fully integrated suite of bail bonds management applications of comparable scope available in the marketplace today. These services are sold to retail bail bondsmen on a “per seat” license basis plus additional transactional charges for various optional services. Additionally, this segment has developed a suite of services for bail bonds insurance companies, general agents and sureties which are sold on either a transactional or recurring revenue basis.

Market Intelligence

Through our subsidiary, Intersections Business Intelligence Services under the Zumetrics® brand, we provide a cloud-based market intelligence platform that automatically collects and analyzes product-level e-commerce data for retailers and brand owners. Our platform provides our clients visibility into how their channel presence stacks up against the competition and alerts them of strategic shifts in the marketplace. Our services utilize proprietary technology and third party data sources to search ecommerce retail sites for instances of specific brands and/or products, categorize each instance and report ecommerce market findings back to our clients. Our services are typically priced as monthly subscriptions for a defined set of monitoring services. Prices for our services vary based upon the specific configuration of services purchased by each client and range from several hundred dollars per month to thousands of dollars per month.

On March 10, 2014, we made the determination to cease ongoing operations at Intersections Business Intelligence Services. These operations are expected to wind down and cease on or about April 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter we will no longer have a Market Intelligence segment.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2014 and December 31, 2013 totaled $584 thousand and $609 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of March 31, 2014, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill allocated to our other reporting units.

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

Share Based Compensation

We currently have the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. The active period for the 2004 Plan expired on May 5, 2014. The 2006 Stock Incentive Plan provides us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, which vests over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three months ended March 31, 2014 and 2013, we did not grant options.

Expected Dividend Yield. The Black-Scholes valuation model requires an expected dividend yield as an input. We apply a dividend yield based on our history and/or expectation of dividend payouts.

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

Long-Term Investment

We account for investments in non-consolidated entities using the cost method of accounting. We have a long-term investment in convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

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

For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments by using the income approach based on discounted cash flows and the market based approach, as appropriate. We use various assumptions when determining the expected discounted cash flows including earnings projections, an appropriate cost of capital, long-term growth rate and intentions for how long we will hold the investments. Our investments are impaired if the fair value of the investments is less than carrying value.

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

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, has incurred costs in developing their VOYCETM pet health monitoring platform and service. In the three months ended March 31, 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. We incurred additional costs for engineering efforts focused on quality control, advanced testing and refining efforts during the early stages of commercial production. We have capitalized some of these costs as assets under construction in our condensed consolidated balance sheet, which amount to approximately $464 thousand as of March 31, 2014. In addition, we incurred other operating and start-up costs in our Pet Health Monitoring segment, which were expensed in our condensed consolidated statements of operations in the three months ended March 31, 2014.

In the three months ended March 31, 2013, we incurred research and development costs of $167 thousand. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations. We included costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

Accounting Standards Updates Recently Adopted

In February 2013, an update was made to “Liabilities”. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: the amount the reporting entity agreed to pay on the basis of its arrangement amount with its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all period periods presented. We have adopted the provisions of this update as of January 1, 2014 and there was no material impact to our condensed consolidated financial statements.

In April 2013, an update was made to “Presentation of Financial Statements”. The guidance in this Update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We have adopted the provisions of this update as of January 1, 2014 and there was no material impact to our condensed consolidated financial statements.

In July 2013, an update was made to “Income Taxes”. The guidance in this Update state that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted the provisions of this update as of January 1, 2014 and there was no material impact to our condensed consolidated financial statements.

In March 2014, an update was made to the Master Glossary. The amendment consolidates multiple instances of the same term into a single definition and makes minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendment will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary. We have adopted the provisions of this update as of March 31, 2014 and there was no material impact to our condensed consolidated financial statements.

Results of Continuing Operations

In the three months ended March 31, 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into four reportable segments: Consumer Products and Services, Pet Health Monitoring, Bail Bonds Industry Solutions and Market Intelligence. Corporate headquarter office transactions such as legal, compliance, human resources, finance and internal audit that have not been attributed to a particular segment, as well as consolidating eliminations, are reported in Corporate.

Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Pet Health Monitoring segment includes VOYCETM, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. We expect to launch VOYCETM later this year. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical. Our Market Intelligence segment includes our market intelligence platform provided by our subsidiary Intersections Business Intelligence Services under the Zumetrics® brand.

On March 10, 2014, we made the determination to cease ongoing operations at Intersections Business Intelligence Services. These operations are expected to wind down and cease on or around April 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter we will no longer have a Market Intelligence segment.

For a discussion of ongoing trends negatively affecting our business, please see “Item 1A. Risk Factors” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013 (in thousands):

The condensed consolidated results of operations are as follows:

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Market Intelligence	Corporate	Consolidated
Three Months Ended March 31, 2014
Revenue	$65,504	$0	$456	$51	$0	$66,011
Operating expenses:

Marketing	5,231	431	0	7	0	5,669
Commission	16,999	0	0	0	0	16,999
Cost of revenue	21,989	133	31	84	0	22,237
General and administrative	10,141	2,712	451	693	7,346	21,343
Depreciation	1,359	11	43	652	127	2,192
Amortization	853	0	0	0	0	853

Total operating expenses	56,572	3,287	525	1,436	7,473	69,293

Income (loss) from operations	$8,932	$(3,287)	$(69)	$(1,385)	$(7,473)	$(3,282)

Three Months Ended March 31, 2013
Revenue	$81,132	$0	$424	$0	$0	$81,556
Operating expenses:
Marketing	5,272	0	0	0	0	5,272
Commission	20,158	0	0	0	0	20,158
Cost of revenue	26,984	0	101	45	0	27,130
General and administrative	9,702	959	466	473	9,328	20,928
Depreciation	1,840	0	47	1	172	2,060
Amortization	864	0	0	0	0	864

Total operating expenses	64,820	959	614	519	9,500	76,412

Income (loss) from operations	$16,312	$(959)	$(190)	$(519)	$(9,500)	$5,144

Consumer Products and Services Segment

Our income from operations for our Consumer Products and Services segment decreased in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both decreased marketing and the cancellation of certain subscriber populations, partially offset by a decrease in commission and cost of revenue.

	Three Months Ended March 31,
	2014	2013	Difference	%
Revenue	$65,504	$81,132	$(15,628)	(19.3)%
Operating expenses:
Marketing	5,231	5,272	(41)	(0.8)%
Commission	16,999	20,158	(3,159)	(15.7)%
Cost of revenue	21,989	26,984	(4,995)	(18.5)%
General and administrative	10,141	9,702	439	4.5%
Depreciation	1,359	1,840	(481)	(26.1)%
Amortization	853	864	(11)	(1.3)%

Total operating expenses	56,572	64,820	(8,248)	(12.7)%

Income from operations	$8,932	$16,312	$(7,380)	(45.2)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decision by our financial institution clients to reduce, suspend or terminate marketing, as well as the cancellation of certain subscriber portfolios by the same financial institution clients. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 24% lower in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. We do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us, effective no sooner than July 31, 2014.

Under the notice, Capital One reserves the right to extend the date of termination of the agreement beyond July 31, 2014, and at a later time to notify us of the cancellation of existing subscriptions, which we now expect to occur on or about June 30, 2014. We estimate the current monthly revenue derived under this agreement to be approximately $1.0 million per month as of March 31, 2014. We have negotiated an arrangement under which we will continue to receive transition service fees, subject to certain conditions, through July 31, 2014.

During the three months ended March 31, 2014, we did not have an impairment related to our goodwill. As of March 31, 2014, our fair value exceeded our carrying value by approximately 155%. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

The value of our goodwill is dependent upon our projected future operating performance in our Consumer Products and Services reporting unit. Due to the concentration of our clients in the financial services industry, and the ongoing regulatory changes in that industry with respect to sales, marketing and administration of “add on” products, including ours, we have experienced and may continue to experience significant changes in our projected future operating performance, which could lead to impairment charges for some or all of our recorded goodwill.

Revenue decreases from U.S. financial institution clients were partially offset by increased revenue from our consumer direct product line as a result of growth in the subscriber base. We expect growth in our subscriber base and increased revenue in 2014 for our consumer direct business.

The following table provides details of our consumer products and services revenue and subscriber information for the three months ended March 31, 2014 and 2013, respectively (in thousands):

Consumer Products and Services Revenue

	Consumer Products and Services Revenue		Percent of Consumer Products and Services Revenue
	2014	2013	2014	2013
Direct marketing arrangements	$57,758	$65,354	88.2%	80.6%
Indirect marketing arrangements	7,746	15,778	11.8%	19.4%

Total Consumer Products and Services Revenue	$65,504	$81,132	100.0%	100.0%

Bank of America	$29,131	$35,908	44.5%	44.3%
Consumer Direct	11,239	9,897	17.2%	12.2%
Canadian business lines	7,588	7,790	11.6%	9.6%
All other clients	17,546	27,537	26.7%	33.9%

Total Consumer Products and Services Revenue	$65,504	$81,132	100.0%	100.0%

Consumer Products and Services Subscribers

	Consumer Products and Services Subscribers		Percent of Consumer Products and Services Subscribers
	2014	2013	2014	2013
Bank of America	886	1,127	32.0%	26.8%
Consumer Direct	324	279	11.7%	6.6%
Canadian business lines	319	323	11.5%	7.7%
All other clients	1,243	2,473	44.8%	58.9%

Total Consumer Products and Services Subscribers	2,772	4,202	100.0%	100.0%

Bank of America	1	1	0.8%	0.6%
Consumer Direct	69	66	55.2%	40.2%
Canadian business lines	34	38	27.2%	23.2%
All other clients	21	59	16.8%	36.0%

Total Consumer Products and Services New Subscribers	125	164	100.0%	100.0%

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, radio, television, telemarketing, print and direct mail expenses such as printing and postage. In the three months ended March 31, 2014, approximately 98% of our consumer products and services marketing expenses resulted from marketing activities for consumer direct, insurance services and Canadian subscriber acquisitions. Marketing expenses remained consistent in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. In future quarters, we expect our consumer direct marketing to continue to increase. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended March 31, 2014 and 2013 were $3.9 million and $3.9 million, respectively. Marketing costs expensed as incurred for the three months ended March 31, 2014 and 2013 were $1.3 million and $1.4 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 8.0% for the three months ended March 31, 2014 from 6.5% for the three months ended March 31, 2013.

Commission Expenses. Commission expenses consist of commissions paid to our clients. The decrease is related to a decrease in subscribers from our direct marketing arrangements. We expect our commission expenses to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity with our financial institution clients.

As a percentage of revenue, commission expenses increased to 26.0% for the three months ended March 31, 2014 from 24.8% for the three months ended March 31, 2013. This increase is largely due to the cancelation of certain indirect subscriber portfolios in 2013 on which no commissions were paid, resulting in a lower base of revenue in 2014 compared to 2013.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease in cost of revenue is primarily the result of lower volumes of data fulfillment and services costs for subscribers, offset by an increase in the effective rates for data. We expect data rates may continue to increase.

As a percentage of revenue, cost of revenue increased slightly to 33.6% in the three months ended March 31, 2014 compared to 33.3% for the three months ended March 31, 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs which can be specifically attributed to the Consumer Products & Services segment. The increase is primarily related to reductions to personnel related costs, partially offset by an increase in professional fees. There were no expenses for severance and severance-related benefits for the three months ended March 31, 2014. We incurred expenses for severance and severance-related benefits for the three months ended March 31, 2013 of $441 thousand.

Total share based compensation expense for the three months ended March 31, 2014 and 2013 was $159 thousand and $364 thousand, respectively. In addition, for the three months ended March 31, 2014 and 2013, we incurred compensation expense of $111 thousand and $76 thousand, respectively, for payments to restricted stock unit holders equivalent to the ordinary cash dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 15.5% for the three months ended March 31, 2014 from 12.0% for the three months ended March 31, 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions acquired in the three months ended March 31, 2014.

As a percentage of revenue, depreciation expenses decreased slightly to 2.1% for the three months ended March 31, 2014 from 2.3% for the three months ended March 31, 2013.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

As a percentage of revenue, amortization expenses increased to 1.3% for the three months ended March 31, 2014 from 1.1% for the three months ended March 31, 2013.

Pet Health Monitoring Segment

In the three months ended March 31, 2014, we spent approximately $3.3 million on continued engineering efforts, advanced testing, pre-launch advertising and other start-up costs associated with our future launch of VOYCETM, a new pet health monitoring platform and service. VOYCETM is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data and tailored pet health related content. VOYCETM operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. VOYCETM monitors vital pet health indicators such as activity, rest patterns, calories burned, heart rate and respiratory rate. This data is uploaded to the VOYCETM platform via WiFi where it shows trends over time, is shared with pet care givers, and is used to drive personalized content from pet health experts. We expect revenue and operating costs, including cost of revenue, marketing and ongoing engineering and testing costs to increase as we prepare to launch our new platform and service.

	Three Months Ended March 31,
	2014	2013	Difference	%
Revenue	$0	$0	$0	0.0%
Operating expenses:
Marketing	431	0	431	100.0%
Cost of revenue	133	0	133	100.0%
General and administrative	2,712	959	1,753	182.8%
Depreciation	11	0	11	100.0%

Total operating expenses	3,287	959	2,328	242.8%

Loss from operations	$(3,287)	$(959)	$(2,328)	(242.8)%

Revenue. The Pet Health Monitoring segment is in a pre-revenue stage of development, with expected initial sales later in 2014.

Marketing Expenses. Marketing expense consist of subscriber acquisition costs, including pre-launch demonstrations, advertising and printed materials. We incurred marketing expenses in our pre-launch efforts of VOYCETM.

Cost of Revenue. Cost of revenue consists of manufacturing fees, production costs and content data fees associated with our platform and subscription service. We incurred cost of revenue expenses in our pre-launch anticipation of VOYCETM. We plan to make our products available for sale later this year.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase in general and administrative expenses is primarily due to increased payroll, consulting and other start-up expenses incurred as we prepare to launch our new platform and service later this year. In the three months ended March 31, 2014, we completed the research and development stage, as we determined that the platform and service achieved specific functional requirements, and incurred costs for engineering efforts focused on quality control, advanced testing and refining efforts during the early stages of commercial production. We incurred expenses for severance and severance-related benefits for the three months ended March 31, 2014 of $305 thousand. There were no expenses for severance and severance-related benefits for the three months ended March 31, 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased in three months ended March 31, 2014 as new assets were placed into service.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to decreased cost of revenue and a growth in revenue.

	Three Months Ended March 31,
	2014	2013	Difference	%
Revenue	$456	$424	$32	7.5%
Operating expenses:
Cost of revenue	31	101	(70)	(69.3)%
General and administrative	451	466	(15)	(3.2)%
Depreciation	43	47	(4)	(8.5)%

Total operating expenses	525	614	(89)	(14.5)%

Loss from operations	$(69)	$(190)	$121	63.7%

Revenue. The increase in revenue is the result of revenue from new clients. We expect revenue to continue to increase in 2014.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

As a percentage of revenue, cost of revenue decreased to 6.8% for the three months ended March 31, 2014 compared to 23.8% for the three months ended March 31, 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, program and account functions. The decrease is primarily due to decreased costs for software licensing and other expenses.

As a percentage of revenue, general and administrative expenses decreased to 98.9% for the three months ended March 31, 2014 from 110.0% for the three months ended March 31, 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense decreased slightly from the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

As a percentage of revenue, depreciation decreased to 9.4% for the three months ended March 31, 2014 compared to 11.1% for the three months ended March 31, 2013.

Market Intelligence Segment

In the second quarter of 2013, we launched a new operating platform and service under the Zumetrics® brand. We incurred operating expenses including fulfillment, payroll and other startup costs associated with the new operating platform. Our loss from operations in our Market Intelligence segment increased for the three months ended March 31, 2014 as compared to the three months year ended March 31, 2013.

On March 10, 2014, we made the determination to cease ongoing operations at Intersections Business Intelligence Services (D/B/A Zumetrics®). These operations are expected to wind down and cease on or around April 30, 2014. We plan to classify Zumetrics® as a discontinued operation at the time it meets the requirements under U.S. GAAP and thereafter we will no longer have a Market Intelligence segment.

	Three Months Ended March 31,
	2014	2013	Difference	%
Revenue	$51	$0	$51	100.0%
Operating expenses:
Marketing	7	0	7	100.0%
Cost of revenue	84	45	39	86.7%
General and administrative	693	473	220	46.5%
Depreciation	652	1	651	NM

Total operating expenses	1,436	519	917	176.7%

Loss from operations	$(1,385)	$(519)	$(866)	(166.9%)

Corporate

In the three months ended March 31, 2014, we recast our segment presentation to include a Corporate business unit in order to arrive at consolidated amounts. In the three months ended March 31, 2014, our loss from operations of $7.5 million primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment. General and administrative expenses for the three months ended March 31, 2014 and 2013 were $7.4 million and $9.3 million, respectively. The decrease in general and administrative expenses is primarily due to decreased personnel related costs and legal fees, partially offset by an increase in professional fees. There were no expenses for severance and severance-related benefits for the three months ended March 31, 2014. We incurred expenses for severance and severance-related benefits for the three months ended March 31, 2013 of $291 thousand.

Total share based compensation expense for the three months ended March 31, 2014 and 2013 was $1.0 million and $1.2 million, respectively. In addition, for the three months ended March 31, 2014 and 2013, we incurred compensation expense of $320 thousand and $179 thousand, respectively, for payments to restricted stock unit holders equivalent to the ordinary cash dividends that would have been received on these shares had they been fully vested.

Interest Expense

Interest expense increased to $90 thousand for the three months ended March 31, 2014 from $76 thousand for the three months ended March 31, 2013. The increase in interest expense is primarily attributable to an increase in interest expense on our outstanding lease balances in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Other Income (Expense)

Other income was $148 thousand in the three months ended March 31, 2014 as compared to other expense of $272 thousand in the three months ended March 31, 2013. The increase was primarily due to an expense incurred in the three months ended March 31, 2013 associated with reducing the value of our long-term investment that did not occur in the three months ended March 31, 2014.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2014 and 2013 was 13.6% and 54.2%, respectively. The significant decrease from the comparable period is primarily due to the ratio of book expenses, that are not deductible for income tax purposes, and the decrease in income from operations before income tax. There were no material changes to our uncertain tax positions during the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $18.7 million as of March 31, 2014 compared to $20.9 million as of December 31, 2013. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of March 31, 2014 was $18.1 million compared to $21.1 million as of December 31, 2013. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer products and services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheet, against transactions that may be refunded in subsequent months. This allowance is based on historical results. Our sources of capital include cash and cash equivalents, cash from operations, amounts available (if any) under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowing capacity. As discussed under “—Credit Facility and Borrowing Capacity,” we are not currently able to borrow under our Credit Agreement. We had a working capital surplus of $21.6 million as of March 31, 2014 compared to $26.3 million as of December 31, 2013.

We believe that we have sufficient cash provided by operations and cash on hand to fund our ongoing operating requirements taking into account the lack of borrowing availability under our Credit Agreement. However, if there is a material change in our anticipated cash provided by operations or working capital needs, our liquidity could be negatively affected.

	Three Months Ended March 31,
	2014	2013	Difference
	(In thousands)
Cash flows provided by operating activities	$5,669	$3,825	$1,844
Cash flows used in investing activities	(2,448)	(1,530)	(918)
Cash flows used in financing activities	(5,491)	(7,839)	2,348

Net decrease in cash and cash equivalents	(2,270)	(5,544)	3,274
Cash and cash equivalents, beginning of period	20,920	25,559	(4,639)

Cash and cash equivalents, end of period	$18,650	$20,015	$(1,365)

The increase in cash flows provided by operations was primarily the result of timing of cash received on accounts receivable balances and an increase in accrued but unpaid operating expenses at quarter end compared to the prior year. This was partially offset by a decrease in revenue and net income, an increase in income tax payments, and an increase in cash paid for professional fees and investment in our i4c Innovations subsidiary. We expect to continue to fund the growth and development of i4c Innovations and expand our consumer direct marketing.

The increase in cash flows used in investing activities for the three months ended March 31, 2014 was primarily attributable to an increase in purchases of property and equipment for our Pet Health Monitoring segment. In addition, in the three months ended March 31, 2013, we paid cash of $732 thousand for additional investments in White Sky, which partially offset the increase in cash flows used in investing activities.

In the three months ended March 31, 2013, we had a cash distribution for the vesting of restricted stock units and purchased treasury stock, which did not occur in the three months ended March 31, 2014 and therefore, contributed to the decrease in cash flows used in financing activities in the three months ended March 31, 2014.

The following summarizes our dividend activity for the three months ended March 31, 2014:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
March 6, 2014	March 20, 2014	April 3, 2014	$0.20

The following summarizes our dividend activity for the year ended December 31, 2013:

Announcement Date	Record Date	Payment Date	Cash Dividend Amount (per share)
February 22, 2013	March 4, 2013	March 15, 2013	$0.20
May 9, 2013	May 29, 2013	June 7, 2013	$0.20
August 8, 2013	August 26, 2013	September 6, 2013	$0.20
November 12, 2013	November 22, 2013	December 9, 2013	$0.20

We continue to monitor our dividend policy, and we cannot assure you that we will continue to declare dividends or have the available cash to make dividend payments. The declaration, amount and payment of any dividends is at the sole discretion of our Board of Directors.

Credit Facility and Borrowing Capacity

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A., which has a maturity date of November 15, 2015. Our Credit Agreement initially consisted of a revolving credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement. We have never had any outstanding borrowings or letters of credit under the Credit Agreement.

The Credit Agreement contained certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include our consolidated leverage ratios, consolidated fixed charge coverage ratios, customary covenants, representations and warranties, funding conditions and events of default. In addition, the Credit Agreement permitted us to make share repurchases under announced stock repurchase programs, without lender consent, so long as the total amount repurchased does not exceed a specified maximum dollar amount and we maintain a minimum liquidity at the time of the repurchase.

Our Credit Agreement contains customary financial maintenance covenants that are tested as of the last day of each fiscal quarter, including a consolidated leverage ratio not to exceed 2.00 to 1.00 and a consolidated fixed charge coverage ratio of not less than 1.25:1.00. Failure to comply with any of the covenants under our Credit Agreement could result in a default under the facility, which could cause the lenders to terminate their commitments and, to the extent we have outstanding borrowings, accelerate the timing of payments and exercise their lien on substantially all of our assets.

On May 9, 2014, we entered into an Amendment to the Credit Agreement with Bank of America, which, among other things, waived our projected non-compliance with the consolidated fixed charge coverage ratio for the measurement period ended March 31, 2014 and reduced the borrowing availability to $1 until such time as we enter into with Bank of America and other lenders a subsequent amendment to the credit agreement providing for restructured or additional financial covenants and amended maturity date and borrowing availability reasonably satisfactory to Bank of America. Absent the waiver, we would not have been in compliance with the consolidated fixed charge coverage ratio as of March 31, 2014 which would have constituted an event of default. Our consolidated fixed charge coverage ratio (as calculated under the Credit Agreement) as of March 31, 2014 was 0.52, a decrease from 1.31 as of December 31, 2013. As a result of the Amendment, we are not currently able to borrow under our Credit Agreement.

We expect to enter into discussions with Bank of America to amend our Credit Agreement in order to avoid needing future waivers of this or any other covenant, and to seek to obtain some availability to borrow under the Credit Agreement. No assurances can be given that we will maintain compliance with any covenants for future quarterly periods, or be able to amend the financial or restrictive covenants contained therein, obtain any further waivers or enter into any new credit arrangements to obtain borrowing capacity in the future.

Our current forecasts of future operating results indicate we will continue to be in violation of our fixed charge coverage ratio during the balance of 2014. We continue to monitor our dividend policy and may take actions including but not limited to stopping declaring and paying quarterly dividends, reducing other fixed charge payments as defined in the Credit Agreement, delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, in addition to seeking to amend the terms of our Credit Agreement, as discussed above. Although we never had any outstanding borrowings or letters of credit under the Credit Agreement, our ability meet our future capital requirements and grow our business by investing in and marketing our products and services could be materially adversely affected if we continue to be unable to borrow under our Credit Agreement or are otherwise unable to obtain financing in the future. There can be no assurances that financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of March 31, 2014, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

In the three months ended March 31, 2014, we did not repurchase any shares of common stock. In the three months ended March 31, 2013, under a trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, we repurchased approximately 129 thousand shares of common stock at a weighted average of $9.66 per share resulting in an aggregate cost to us of $1.2 million.

Other

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We continue to analyze what obligations, if any, we have to these state taxing authorities. In most cases, it is not possible to predict the maximum potential amount of future payments or determine if a collection obligation is probable due to the unique facts and circumstances involved, including the delivery nature of our services, the relationship through which our services are offered, as well as changing state laws and interpretations of those laws. In a minority of cases, based on certain state provisions and/or active discussions with states, we believe we are liable for a non-income business tax and have recorded a total estimated liability of $593 thousand, which includes interest and penalties. This amount is included in general and administrative expenses in our condensed consolidated statements of operations. To date, we have not been required to make any payments, nor have we received any formal assessments.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, Registrants continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motions to dismiss were granted with prejudice on October 1, 2012. The plaintiffs filed a notice of appeal, and oral argument is scheduled before the United States Court of Appeals for the Ninth Circuit in July, 2014.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer. In or about December 2013, the Office of the West Virginia Attorney General served Intersections Insurance Services Inc. with document requests. Intersections Insurance Services Inc. served objections to those requests in February 2014.

In September 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurance Services Inc., and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. On October 30, 2013, Plaintiffs filed a stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case. On November 14, 2013, the plaintiffs filed an amended complaint against Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC. On November 27, 2013, Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC jointly filed a Motion to Dismiss and to Strike Class Allegations. On March 5, 2014, the motion was granted in part, and denied in part.

Item 1A. Risk Factors

The following risk factor supplements and/or updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013:

We are not currently able to borrow under our Credit Agreement. As a result, we may be unable to meet our future capital requirements to grow our business, which could adversely impact our financial condition and growth strategy.

On May 9, 2014, we entered into an Amendment to the Credit Agreement with Bank of America, which, among other things, waived our projected non-compliance with the consolidated fixed charge coverage ratio for the measurement period ended March 31, 2014 and reduced the borrowing availability to $1. Absent the waiver, we would not have been in compliance with the consolidated fixed charge coverage ratio as of March 31, 2014, which non-compliance would have constituted an event of default. Our consolidated fixed charge coverage ratio as of March 31, 2014 was 0.52 as compared to the minimum requirement of 1.25. As a result of the Amendment, we are not currently able to borrow under our Credit Agreement. We may need to raise additional funds in the future in order to operate and expand our business. Our ability to meet our future capital requirements and grow our business by investing in and marketing our products and services could be materially adversely affected if we are unable to obtain borrowing availability under our Credit Agreement or otherwise obtain financing in the future. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. Our inability to obtain additional financing could have a material adverse effect on our financial condition.

We cannot assure you that we will continue to declare dividends or have the available cash to make dividend payments, which could cause our stock price to decline.

We continue to monitor our dividend policy, particularly given we are not currently able to borrow under our Credit Agreement and our anticipated continued non-compliance with our consolidated fixed charge coverage ratio during the balance of 2014. The declaration, amount and payment of any dividends is at the sole discretion of our Board of Directors. We are not obligated under any applicable laws, our governing documents or any contractual agreements or otherwise to continue to declare or pay any dividends. Our Board of Directors may take into account, among other things, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, available financing alternatives, plans for expansion, general economic conditions, tax, legal, regulatory and contractual restrictions and implications, including under any outstanding debt documents, and such other factors as our Board of Directors may deem relevant in determining whether to declare or pay any dividend. As a result, in the absence of dividends, you will not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Item 5. Other Information

Entry Into a Material Definitive Agreement

On May 9, 2014, we entered into an Amendment to the Credit Agreement with Bank of America, which, among other things, waived our projected non-compliance with the consolidated fixed charge coverage ratio for the measurement period ended March 31, 2014 and reduced the borrowing availability to $1. Absent the waiver, we would not have been in compliance with the consolidated fixed charge coverage ratio as of March 31, 2014, which non-compliance would have constituted an event of default. Our consolidated fixed charge coverage ratio as of March 31, 2014 was 0.52 as compared to the minimum requirement of 1.25. We are currently prohibited by our Credit Agreement from declaring and paying dividends because we would not be in pro forma compliance with the consolidated fixed charge coverage ratio before or after giving effect to any dividend. As a result of the Amendment, we are not currently able to borrow under the Credit Agreement.

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

INTERSECTIONS INC.

Date: May 12, 2014	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer