Form 10-Q
period 2014-06-30
INTERSECTIONS INC
filed 2014-08-11
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014 there were 21,693,028 shares of common stock, $0.01 par value, issued and 18,512,597 shares outstanding, with 3,180,431 shares of treasury stock.

Form 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$64,313	$80,727	$130,272	$162,283
Operating expenses:
Marketing	7,775	6,449	13,438	11,722
Commission	16,116	20,037	33,115	40,195
Cost of revenue	21,022	27,102	43,175	54,187
General and administrative	19,677	19,614	40,327	40,068
Depreciation	1,439	2,155	2,978	4,214
Amortization	853	864	1,706	1,728

Total operating expenses	66,882	76,221	134,739	152,114

(Loss) income from operations	(2,569)	4,506	(4,467)	10,169
Interest expense	(170)	(88)	(260)	(164)
Other expense, net	(287)	(418)	(139)	(690)

(Loss) income from continuing operations before income taxes	(3,026)	4,000	(4,866)	9,315
Income tax benefit (expense)	1,309	(1,898)	1,193	(4,672)

(Loss) income from continuing operations	(1,717)	2,102	(3,673)	4,643
Loss from discontinued operations, net of tax	(318)	(531)	(1,147)	(867)

Net (loss) income	$(2,035)	$1,571	$(4,820)	$3,776

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.09)	$0.12	$(0.20)	$0.26
Loss from discontinued operations	(0.02)	(0.03)	(0.06)	(0.05)

Basic (loss) earnings per common share	$(0.11)	$0.09	$(0.26)	$0.21

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.09)	$0.11	$(0.20)	$0.25
Loss from discontinued operations	(0.02)	(0.03)	(0.06)	(0.05)

Diluted (loss) earnings per common share	$(0.11)	$0.08	$(0.26)	$0.20

Cash dividends paid per common share	$0.00	$0.20	$0.20	$0.40
Weighted average shares outstanding:
Basic	18,525	18,046	18,413	18,042
Diluted	18,525	18,911	18,413	18,879

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,412	$20,920
Accounts receivable, net of allowance for doubtful accounts of $5 (2014) and $26 (2013)	19,405	21,070
Prepaid expenses and other current assets	8,167	5,515
Income tax receivable	6,019	0
Deferred subscription solicitation costs	6,923	7,086

Total current assets	52,926	54,591

PROPERTY AND EQUIPMENT, net	14,049	14,490
DEFERRED TAX ASSET, net	2,848	4,864
LONG-TERM INVESTMENT	8,384	8,384
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	2,414	4,020
OTHER ASSETS	1,487	1,505

TOTAL ASSETS	$125,343	$131,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,470	$955
Accrued expenses and other current liabilities	19,688	13,508
Accrued payroll and employee benefits	2,911	3,197
Capital leases, current portion	744	817
Commissions payable	484	502
Deferred revenue	4,053	4,287
Deferred tax liability, net, current portion	1,905	1,905
Current tax payable	0	3,149

Total current liabilities	31,255	28,320

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,215	1,610
OTHER LONG-TERM LIABILITIES	3,546	3,696

TOTAL LIABILITIES	36,016	33,626

COMMITMENTS AND CONTINGENCIES (see notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 21,692 (2014) and 21,272 (2013); shares outstanding 18,512 (2014) and 18,092 (2013)	217	213
Additional paid-in capital	122,306	121,952
Treasury stock, shares at cost; 3,180 (2014) and 3,180 (2013)	(32,696)	(32,696)
(Accumulated deficit) retained earnings	(500)	7,994

TOTAL STOCKHOLDERS’ EQUITY	89,327	97,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,343	$131,089

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Net (loss) income	$(4,820)	$3,776
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation	3,938	4,288
Amortization	1,706	1,779
Amortization of debt issuance cost	135	37
Provision for doubtful accounts	(21)	(25)
Loss on disposal of fixed assets	196	0
Share based compensation	2,676	3,158
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(275)	(774)
Accretion of interest on note receivable	0	(15)
Amortization of non-cash consideration exchanged for additional investment	(618)	(618)
Amortization of deferred subscription solicitation costs	8,558	9,665
Reduction to value of long-term investment	0	677
Foreign currency transaction losses, net	0	38
Changes in assets and liabilities:
Accounts receivable	1,685	(3,077)
Prepaid expenses and other current assets	(2,652)	(1,064)
Income tax, net	(9,169)	(1,037)
Deferred subscription solicitation costs	(8,393)	(10,354)
Other assets	(116)	794
Accounts payable	585	797
Accrued expenses and other current liabilities	6,296	1,810
Accrued payroll and employee benefits	(285)	(18)
Commissions payable	(19)	(140)
Deferred revenue	384	(684)
Deferred income tax, net	1,881	3,154
Other long-term liabilities	(150)	13

Cash flows provided by operating activities	1,522	12,180

CASH FLOWS USED IN INVESTING ACTIVITIES:
Exercise of warrants in long-term investment	(0)	(1,464)
Cash paid for acquisition of technology related intangible	(100)	0
Acquisition of property and equipment	(3,880)	(2,088)

Cash flows used in investing activities	(3,980)	(3,552)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distribution on vesting of restricted stock units	(0)	(1,849)
Purchase of treasury stock	(0)	(2,401)
Cash dividends paid on common shares	(3,674)	(7,213)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	275	774
Capital lease payments	(469)	(446)
Cash proceeds from stock option exercises	0	212
Withholding tax payment on vesting of restricted stock units and stock option exercises	(2,182)	(2,647)

Cash flows used in financing activities	(6,050)	(13,570)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,508)	(4,942)
CASH AND CASH EQUIVALENTS—Beginning of period	20,920	25,559

CASH AND CASH EQUIVALENTS—End of period	$12,412	$20,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$98	$100

Cash paid for taxes	$5,488	$2,077

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$117	$157

Withholding tax payment accrued on vesting of restricted stock units and stock option exercises	$13	$0

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

In the three months ended March 31, 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into three reportable segments: Consumer Products and Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in Corporate.

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

Our Pet Health Monitoring segment includes the new platform and service for pet owners, primarily dog owners, provided by our subsidiary, i4c Innovations. VOYCE™ is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators such as activity, rest patterns, calories burned, step count and resting heart rate and respiratory rate. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, The VOYCE Experience™ offers document storage and access anytime, anywhere, customized reminders, and the ability to set goals. We expect to launch VOYCE™ later this year.

Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by our subsidiary Captira Analytical.

In the three months ended June 30, 2014, we ceased ongoing operations at Intersections Business Intelligence Services as it qualified for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations. Therefore, we no longer have a Market Intelligence segment.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014, and Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013, and are presented in discontinued operations for all prior periods in our condensed consolidated statements of operations. We determined that the U.S. GAAP requirements were met as we do not have significant continuing involvement in the businesses and their operations and cash flows were eliminated from our ongoing operations. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows. See Note 20 for additional information.

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

Accidental Death Insurance

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2014 and December 31, 2013 totaled $606 thousand and $609 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products

For membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate revenue from other types of subscription based products provided from our Bail Bonds Industry Solutions segment. We recognize revenue from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2014, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from Corporate. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

Intangible assets subject to amortization may include customer, marketing and technology related intangibles, as well as trademarks. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, depending upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

Deferred Subscription Solicitation and Advertising

Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are amortized on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs incurred to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.

Commission Costs

Commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed when incurred, unless we are entitled to a refund of the commission from our client. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of the subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

Share Based Compensation

We currently have the 2006 and 2014 Stock Incentive Plans (“Stock Incentive Plans”). The 2014 Stock Incentive Plan was approved by the Board of Directors on March 17, 2014 and approved by the stockholders of the Company at the annual meetings of stockholders on May 14, 2014. The number of shares of common stock that may be issued under the 2014 Stock Incentive Plan may not exceed 3.0 million. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. Individual awards under the 2014 Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock unit awards. The Stock Incentive Plans provide us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. RSUs entitle the recipient to obtain stock or stock units, which vests over a set period of time. RSUs are granted at no cost to the employees and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Stock Incentive Plans are governed by written agreements between us and the participants.

We use the Black-Scholes option-pricing model to fair value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the six months ended June 30, 2014 and 2013, we did not grant options.

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

Long-Term Investment

We account for investments in non-consolidated entities using the cost method of accounting. We have a long-term investment in the convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

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

For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments by using the income approach based on discounted cash flows and the market based approach, as appropriate. We use various assumptions when determining the expected discounted cash flows including earnings projections, an appropriate cost of capital, long-term growth rate and intentions for how long we will hold the investments. Our investments are impaired if the fair value of the investments is less than the carrying value.

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

We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may lead to proposed assessments where the ultimate resolution may result in us owing additional taxes. U.S. GAAP addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, has incurred costs in developing their VOYCETM pet health monitoring platform and service. In the three months ended March 31, 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. We incurred additional costs for engineering efforts focused on quality control, advanced testing and refining efforts during the early stages of commercial production. We have capitalized some of these costs as assets under construction in our condensed consolidated balance sheets, which are approximately $598 thousand as of June 30, 2014. In addition, we incurred other operating and start-up costs in our Pet Health Monitoring segment, which were expensed in our condensed consolidated statements of operations in the three and six months ended June 30, 2014.

In the three and six months ended June 30, 2013, we incurred research and development costs of $1.1 million and $1.3 million, respectively. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations. We included costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

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

Accounting Standards Updates Not Yet Effective

In April 2014, an update was made to “Presentation of Financial Statements” and “Property, Plant, and Equipment”. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendments in this update require expanded disclosures for discontinued operations and are effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued or available for issuance. We will adopt the provisions of this update as of January 1, 2015 and do not anticipate a material impact to our condensed consolidated financial statements.

In May 2014, an update was made to “Revenue Recognition”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We will adopt the provisions of this update as of January 1, 2017 and we are currently in the process of evaluating the impact, if any, on our condensed consolidated financial statements.

In June 2014, an update was made to “Compensation – Stock Compensation”. Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments in this update provide explicit guidance for those awards and that they are treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We will adopt the provisions of this update as of January 1, 2016 and do not anticipate a material impact to our condensed consolidated financial statements.

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

Diluted loss per common share for the three and six months ended June 30, 2014 excludes options to purchase 3.1 million shares of common stock because they do not have a dilutive effect due to our loss from continuing operations. For the three and six months ended June 30, 2013 options to purchase 395 thousand and 1.2 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic (loss) earnings per common share to diluted (loss) earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
(Loss) income from continuing operations	$(1,717)	$2,102	$(3,673)	$4,643
Loss from discontinued operations	(318)	(531)	(1,147)	(867)

Net (loss) income available to common shareholders—basic and diluted	$(2,035)	$1,571	$(4,820)	$3,776

Weighted average common shares outstanding—basic	18,525	18,046	18,413	18,042
Dilutive effect of common stock equivalents	0	865	0	837

Weighted average common shares outstanding—diluted	18,525	18,911	18,413	18,879

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.09)	$0.12	$(0.20)	$0.26
Loss from discontinued operations	$(0.02)	$(0.03)	$(0.06)	$(0.05)

Basic (loss) earnings per common share	$(0.11)	$0.09	$(0.26)	$0.21

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.09)	$0.11	$(0.20)	$0.25
Loss from discontinued operations	$(0.02)	$(0.03)	$(0.06)	$(0.05)

Diluted (loss) earnings per common share	$(0.11)	$0.08	$(0.26)	$0.20

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

For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable, notes payable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three and six months ended June 30, 2014 or in the year ended December 31, 2013. We did not hold any instruments that are measured at fair value on a recurring basis in the three and six months ended June 30, 2014 and the year ended December 31, 2013. The fair value of our instruments measured on a non-recurring basis during the year ended December 31, 2013, are as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Long-Term Investment
December 31, 2013	$8,384	$0	$0	$8,384	$(1,327)

At June 30, 2014, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Prepaid services	$281	$809
Deposits	1,033	0
Other prepaid contracts	4,625	2,813
Other	2,228	1,893

	$8,167	$5,515

7. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 were $6.9 million and $7.1 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended June 30, 2014 and 2013 were $4.2 million and $4.9 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commission expense in our condensed consolidated statements of operations, for the six months ended June 30, 2014 and 2013 were $8.6 million and $9.7 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations, as they did not meet the criteria for deferral, for the three months ended June 30, 2014 and 2013, were $3.6 million and $2.4 million, respectively. Marketing costs expensed as incurred related to marketing for the six months ended June 30, 2014 and 2013 were $4.8 million and $3.8 million, respectively.

8. Property and Equipment

Property and equipment consist of the following as of:

	June 30, 2014	December 31, 2013
	(In thousands)
Machinery and equipment	$21,208	$20,741
Software	36,882	36,302
Software development-in-progress (1)	3,569	2,444
Furniture and fixtures	1,750	1,732
Leasehold improvements	4,342	4,274
Building	725	725
Land	25	25

	68,501	66,243
Less: accumulated depreciation	(54,452)	(51,753)

Property and equipment — net	$14,049	$14,490

(1)	Includes costs associated with software projects which are still in the application development stage as of June 30, 2014 and December 31, 2013, and as such, are not being amortized.

We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. In the six months ended June 30, 2014, due to discontinued operations, we reduced our property and equipment and associated accumulated depreciation balances by $1.2 million. We regularly review our capitalized software projects for impairment. We had no impairments in the three or six months ended June 30, 2014 and June 30, 2013.

We record depreciation expense for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Depreciation expense related to internally developed capitalized software for the three months ended June 30, 2014 and 2013 was $379 and $883 thousand, respectively. Depreciation expense related to internally developed capitalized software for the six months ended June 30, 2014 and 2013 was $847 thousand and $1.7 million, respectively. Gross carrying amounts related to internally developed capitalized software was $31.2 and $29.6 million at June 30, 2014 and December 31, 2013, respectively. Accumulated depreciation related to internally developed capitalized software was $29.3 and $28.4 million at June 30, 2014 and December 31, 2013, respectively. Amortization expense related to capitalized software, that is no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining six months ending December 31, 2014	$441
For the years ending December 31:
2015	745
2016	601
2017	92
Thereafter	0

Total	$1,879

9. Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. As of June 30, 2014, we own 10.5 million convertible preferred shares of White Sky. We have no remaining warrants to purchase equity in White Sky. However, we may elect to participate in future rounds of funding.

Based on our analysis, we concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis method of accounting. As of June 30, 2014, no indicators of impairment were identified and therefore we did not estimate the fair value of our long-term investment.

10. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2014	Impairment	Net Carrying Amount at June 30, 2014
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

	December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2013	Impairment	Net Carrying Amount at December 31, 2013
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

                We reviewed quantitative and qualitative factors associated with our respective reporting units to which goodwill is assigned including, but not limited to, adverse changes to the business environment, continued declining revenue, and sustained significant decline in our market capitalization. Based on this analysis, we estimated the fair value of our respective CP&S reporting unit as the first step in an interim goodwill impairment test. The estimated fair value of the reporting unit is dependent on several significant assumptions which include our earnings projections. In the three months ended June 30, 2014, our earnings projections included cost reductions and significant operational efficiencies intended to streamline operations and generate long-term profitable growth that we are in the process of formulating and presenting for approval by the Board of Directors. It is our intention to present this plan to the Board of Directors for approval and subsequently start the implementation in the third quarter of 2014 and we believe that the likelihood of this plan being withdrawn, delayed or materially modified is remote. Due to these unique circumstances in the three months ended June 30, 2014, the positive financial impacts of this plan, along with other significant assumptions including the cost of capital and long-term growth rate, were included in our income approach in order to estimate the reporting unit’s fair value. As of June 30, 2014, we performed the first step of the goodwill impairment test and passed. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A continued downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

Our intangible assets consisted of the following (in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(36,377)	$0	$2,314
Marketing related	3,024	(3,024)	0	0
Technology related	2,896	(2,796)	0	100

Total amortizable intangible assets	$44,611	$(42,197)	$0	$2,414

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(34,671)	$0	$4,020
Marketing related	3,024	(3,024)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,511	$(40,491)	$0	$4,020

As a result of the discontinued operations accounting for Net Enforcers, in the three months ended June 30, 2013, we reduced both the gross carrying amount and accumulated amortization on our amortizable intangible assets by $323 thousand. The intangible assets held by Net Enforcers, which are presented in discontinued operations, were fully amortized.

Intangible assets are amortized over a period of three to ten years. For the three months ended June 30, 2014 and 2013, we incurred aggregate amortization expense of $853 thousand and $864 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the six months ended June 30, 2014 and 2013, we incurred aggregate amortization expense of $1.7 million and $1.7 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2014	$1,720
For the years ending December 31:
2015	461
2016	219
2017	14

$2,414

11. Other Assets

The components of our other assets are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Prepaid contracts	$370	$188
Other	1,117	1,317

	$1,487	$1,505

12. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Accrued marketing	$1,455	$1,060
Accrued cost of sales, including credit bureau costs	11,880	7,317
Accrued general and administrative expense and professional fees	4,843	3,609
Insurance premiums	606	609
Other	904	913

	$19,688	$13,508

13. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Accrued payroll	$297	$511
Accrued benefits	2,105	2,141
Accrued severance	509	545

	$2,911	$3,197

In the three months ended June 30, 2014, we paid severance and severance related benefits of $187 thousand and recorded an additional $302 thousand for severance and severance-related benefits for involuntary terminations. In the six months ended June 30, 2014, we paid severance and severance related benefits of $717 thousand and recorded an additional $681 thousand of expense for severance and severance-related benefits for involuntary terminations.

14. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining six months ending December 31, 2014	$1,613	$406
For the years ending December 31:
2015	2,933	712
2016	2,805	439
2017	2,790	332
2018	2,896	305
2019	1,324	0
Thereafter	0	0

Total minimum lease payments	$14,361	2,194

Less: amount representing interest		(235)

Present value of minimum lease payments		1,959
Less: current obligation		(744)

Long term obligations under capital lease		$1,215

We did not enter into any capital leases in the three and six months ended June 30, 2014. Rental expenses included in general and administrative expenses were $769 thousand and $1.5 million for the three and six months ended June 30, 2014, respectively. Rental expenses included in general and administrative expenses were $775 thousand and $1.5 million for the three and six months ended June 30, 2013, respectively.

Legal Proceedings

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motions to dismiss were granted with prejudice on October 1, 2012. The plaintiffs appealed, and on June 24, 2014, the United States Court of Appeals for the Ninth Circuit upheld the dismissal.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer. In or about December 2013, the Office of the West Virginia Attorney General served Intersections Insurance Services Inc. with document requests. Intersections Insurance Services Inc. served objections to those requests in February 2014. There has been no other activity in the litigation since that time.

In September 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurance Services Inc., and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. On October 30, 2013, Plaintiffs filed a stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case. On November 14, 2013, the plaintiffs filed an amended complaint against Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC. On November 27, 2013, Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC jointly filed a Motion to Dismiss and to Strike Class Allegations. On March 5, 2014, the motion was granted in part, and denied in part. Discovery has commenced in the case.

The company may become involved in litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of June 30, 2014, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

Other

In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB is considering whether to pursue an enforcement action, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order against us. We analyzed all the information available in order to make a determination of the probability of loss, as well as whether the amount can be reasonably estimated. Based upon our analysis, we have recorded an estimated liability of $125 thousand that represents potential refunds for subscribers and is included in general and administrative expenses in our condensed consolidated statements of operations. It is not possible to predict a potential civil penalty amount, or a range of civil penalty amounts, due to the unique facts and circumstances involved. We are in the process of responding to the NORA and, to date, we have not been required to make any payments.

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We continue to analyze what obligations, if any, we have to these state taxing authorities. In most cases, it is not possible to predict the maximum potential amount of future payments or determine if a collection obligation is probable due to the unique facts and circumstances involved, including the delivery nature of our services, the relationship through which our services are offered, as well as changing state laws and interpretations of those laws. In a minority of cases, based on certain state provisions and/or active discussions with states, we believe we are liable for a non-income business tax and have recorded a total estimated liability of $622 thousand, which includes interest and penalties. This amount is included in general and administrative expenses in our condensed consolidated statements of operations. To date, we have not been required to make any payments, nor have we received any formal assessments.

15. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred rent	$3,057	$3,190
Uncertain tax positions, interest and penalties not recognized	341	335
Other	148	171

	$3,546	$3,696

16. Debt and Other Financing

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A. Our Credit Agreement initially consisted of a revolving credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement. We have never had any outstanding borrowings or letters of credit under the Credit Agreement.

On May 9, 2014, we entered into an amendment and waiver to the Credit Agreement with Bank of America, N.A., which, among other things, waived our projected non-compliance with the consolidated fixed charge coverage ratio for the measurement period ended June 30, 2014 and reduced the borrowing availability to $1. Absent the waiver, we would not have been in compliance with the consolidated fixed charge coverage ratio as of June 30, 2014, as our consolidated fixed charge coverage ratio as of June 30, 2014 was 0.52 as compared to the minimum requirement of 1.25. As a result of the amendment, we were not able to borrow under our Credit Agreement.

On June 26, 2014, we entered into a subsequent amendment to the Credit Agreement with Bank of America, N.A., to, among other things, (a) establish a new maturity date of March 31, 2015, (b) set the borrowing availability to $7.5 million, (c) reduce the maximum permitted leverage ratio to 2:00 to 1:00, (d) add a new minimum Year-to-Date Consolidated EBITDA covenant for each of last three fiscal quarters of 2014, (e) remove dividends from the consolidated fixed charge coverage ratio, and (f) eliminate certain permitted Restricted Payments, including, but not limited to, ordinary dividend payments, and a corresponding Permitted Investment. We are currently in compliance with all such covenants.

The amended Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include, but are not limited to, our consolidated leverage ratios, consolidated EBITDA ratios, consolidated fixed charge coverage ratios, customary covenants, representations and warranties, funding conditions and events of default.

17. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2014 and 2013 was 43.3% and 47.5%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2014 and 2013 was 24.5% and 50.2%, respectively. The significant decrease from the comparable period is primarily due to the ratio of book expenses that are not deductible for income tax purposes and the increase in loss from operations before income tax. There were no material changes to our uncertain tax positions during the six months ended June 30, 2014. During the six months ended June 30, 2013 we placed a valuation allowance of $677 thousand against the fair value adjustment related to the exercise of our White Sky warrants.

18. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of June 30, 2014, we had approximately $16.9 million remaining under our share repurchase program. However, we are prohibited from repurchasing any shares of common stock under our amended Credit Agreement. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.

During the three and six months ended June 30, 2014, we did not repurchase any shares of common stock. In the three months ended June 30, 2013, we repurchased approximately 120 thousand shares of common stock at a weighted average price of $9.53 per share resulting in an aggregate cost to us of $1.1 million. In the six months ended June 30, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million.

Dividends

The following summarizes our dividend activity for the six months ended June 30, 2014:

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

Under our amended Credit Agreement, we are prohibited from declaring and paying ordinary cash dividends.

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of June 30, 2014, there were options to purchase 7 thousand shares outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The active period for this plan expired on May 5, 2014. The number of shares of common stock that have been issued under the 2004 Plan could not exceed 2.8 million shares of common stock. As of June 30, 2014, we have options to purchase 828 thousand shares outstanding. Individual awards under the 2004 Plan took the form of incentive stock options and nonqualified stock options.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The active period for this plan will remain in effect until March 7, 2016, unless terminated by the Board of Directors. The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of June 30, 2014, we have 301 thousand shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.3 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

On March 17, 2014 and May 14, 2014, the Board of Directors and stockholders, respectively, approved the 2014 Stock Incentive Plan (the “2014 Plan”). The number of shares of common stock that may be issued under the 2014 Plan may not exceed 3.0 million. As of June 30, 2014, no awards have been made under the 2014 Plan. Individual awards under the 2014 Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock unit awards.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and six months ended June 30, 2014 was $52 thousand and $114 thousand, respectively. Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and six months ended June 30, 2013 was $261 thousand and $621 thousand, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2013	1,355,158	$6.49
Canceled	(77,694)	15.96
Exercised	(54,938)	4.08

Outstanding at June 30, 2014	1,222,526	$6.00	$986	4.58

Exercisable at June 30, 2014	1,192,525	$5.80	$986	4.52

There were no options granted during the three and six months ended June 30, 2014 and 2013, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $20 thousand and $137 thousand, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $495 thousand and $538 thousand, respectively.

In the three and six months ended June 30, 2014, participants utilized a net withhold option exercise method, in which options were surrendered to cover payroll withholding tax, if applicable, and exercise price. In the three months ended June 30, 2014, approximately 26 thousand shares were exercised, of which 23 thousand cumulative net shares were issued to the participants and 3 thousand were surrendered and subsequently cancelled. In the six months ended June 30, 2014, approximately 55 thousand shares were exercised, of which 44 thousand cumulative net shares issued to the participants and 11 thousand were surrendered and subsequently cancelled. The total pre-tax cash outflow, included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withhold option exercise method was $11 thousand and $83 thousand, respectively, for the three and six months ended June 30, 2014.

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

As of June 30, 2014, there was $149 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and six months ended June 30, 2014 was $1.4 million and $2.6 million, respectively. Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and six months ended June 30, 2013 was $1.4 million and $2.5 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2013	1,884,913	$8.14
Granted	896,876	4.65
Canceled	(458,520)	7.39
Vested	(412,608)	7.64

Outstanding at June 30, 2014	1,910,661	$6.80	2.81

As of June 30, 2014, there was $10.8 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.81 years.

19. Related Party Transactions

We have an investment in White Sky and a commercial agreement to incorporate and market each company’s respective services into various product offerings. In addition, we have an agreement with White Sky for them to provide various software development services and pay a commission fee. For the three and six months ended June 30, 2014, we remitted $15 thousand and $240 thousand related to this agreement. For both the three and six months ended June 30, 2013, we remitted $150 thousand related to this agreement. Development costs are capitalized and included in property and equipment in our condensed consolidated balance sheets and commission costs are included in the condensed consolidated statements of operations. During the three and six months ended June 30, 2013, we exercised 700 thousand and 1.4 million vested warrants in order to purchase additional shares of convertible preferred stock in White Sky, for which we paid $732 thousand and $1.5 million, respectively. As of June 30, 2014, there were no amounts due to White Sky under these agreements. See Note 9 for further information.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $221 thousand and $365 thousand for the three and six months ended June 30, 2014. We paid monthly installments totaling $218 thousand and $468 thousand for the three and six months ended June 30, 2013. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2014, we owed $157 thousand to DMS under this agreement.

We have a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. We did not remit any payments to DMS in the three or six months ended June 30, 2014. As of June 30, 2014, there were no amounts due to DMS under this separate service agreement.

20. Discontinued Operations

Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014, and Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013. For both entities, we determined that the U.S. GAAP requirements were met as we do not have significant continuing involvement in these business and their operations and cash flows were eliminated from our ongoing operations.

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$6	$38	$57	$223

Loss before income taxes from discontinued operations	(425)	(809)	(1,810)	(1,319)
Income tax benefit	107	278	663	452

Loss from discontinued operations	$(318)	$(531)	$(1,147)	$(867)

The following table summarizes the carrying values of the major assets and liabilities of our discontinued operations (in thousands):

	As of April 30, 2014	As of December 31, 2013
Accounts receivable	$8	$62
Prepaid expenses and other current assets	0	49
Property and equipment, net	49	1,009
Accounts payable	$9	$43
Accrued expenses and other current liabilities	34	145
Accrued payroll and employee benefits	155	55

21. Segment and Geographic Information

In the three months ended March 31, 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with U.S. GAAP, we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into three reportable segments: Consumer Products and Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions such as legal, human resources, finance and internal audit that have not been attributed to a particular segment are reported in Corporate.

Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Pet Health Monitoring segment includes VOYCE™, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. We expect to launch VOYCE™ later this year. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

In the three months ended June 30, 2014, we ceased ongoing operations at Intersections Business Intelligence Services as it qualified for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations. Therefore, we no longer have a Market Intelligence segment.

The following table sets forth segment information for the three and six months ended June 30, 2014 and 2013:

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three Months Ended June 30, 2014
Revenue	$63,810	$0	$503	$0	$64,313
Depreciation	1,265	20	37	117	1,439
Amortization	853	0	0	0	853
Income (loss) from continuing operations before income taxes	$7,133	$(3,229)	$(63)	$(6,867)	$(3,026)
Three Months Ended June 30, 2013
Revenue	$80,263	$0	$464	$0	$80,727
Depreciation	1,920	0	47	188	2,155
Amortization	864	0	0	0	864
Income (loss) from continuing operations before income taxes	$14,749	$(2,116)	$(50)	$(8,583)	$4,000

Six Months Ended June 30, 2014
Revenue	$129,312	$0	$960	$0	$130,272
Depreciation	2,623	31	80	244	2,978
Amortization	1,706	0	0	0	1,706
Income (loss) from continuing operations before income taxes	$16,179	$(6,517)	$(134)	$(14,394)	$(4,866)
Six Months Ended June 30, 2013
Revenue	$161,394	$0	$889	$0	$162,283
Depreciation	3,760	0	94	360	4,214
Amortization	1,728	0	0	0	1,728
Income (loss) from continuing operations before income taxes	$30,739	$(3,075)	$(240)	$(18,109)	$9,315

As of June 30, 2014
Property, plant and equipment, net	$10,963	$2,467	$156	$463	$14,049
Total assets	$100,297	$3,915	$1,048	$20,083	$125,343

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Market Intelligence	Corporate	Consolidated
As of December 31, 2013
Property, plant and equipment, net	$11,848	$182	$234	$1,009	$1,217	$14,490
Total assets	$111,987	$695	$798	$1,469	$16,140	$131,089

We plan to launch VOYCE™ later this year and therefore, our Pet Health Monitoring segment did not generate revenue in the three and six months ended June 30, 2014 or June 30, 2013.

We generate revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the three months ended June 30, 2014	$56,648	$7,665	$64,313
For the six months ended June 30, 2014	115,020	15,252	130,272
For the three months ended June 30, 2013	72,045	8,682	80,727
For the six months ended June 30, 2013	145,811	16,472	162,283

22. Subsequent Events

In July 2014, our Board of Directors approved the separation without cause of two senior executives. As a result of the severance and other termination benefits payable to the specific executives, we expect to record an initial charge of approximately $1.7 million, before income taxes, in the third quarter of 2014 in our condensed consolidated financial statements. We are in the process of formulating a detailed plan intended to streamline operations with a focus on our corporate and consumer products and services cost structure. Provided the plan is approved by our Board of Directors, or we otherwise undertake additional cost-cutting initiatives, we will update our estimates of additional costs and charges as appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

Overview

In the three months ended March 31, 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into three reportable segments: Consumer Products and Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in Corporate.

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

Our Pet Health Monitoring segment includes the new platform and service for pet owners, primarily dog owners, provided by our subsidiary, i4c Innovations. VOYCE™ is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators such as activity, rest patterns, calories burned, step count and resting heart rate and respiratory rate. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, The VOYCE Experience™ offers document storage and access anytime, anywhere, customized reminders, and the ability to set goals. We expect to launch VOYCE™ later this year.

Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

In the three months ended June 30, 2014, we ceased ongoing operations at Intersections Business Intelligence Services as it qualified for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations. Therefore, we no longer have a Market Intelligence segment.

Cost Restructuring

In July 2014, our Board of Directors approved the separation without cause of two senior executives. As a result of the severance and other termination benefits payable to the specific executives, we expect to record an initial charge of approximately $1.7 million, before income taxes, in the third quarter of 2014 in our condensed consolidated financial statements. We are in the process of formulating a detailed plan intended to streamline operations with a focus on our corporate and consumer products and services cost structure. Provided the plan is approved by our Board of Directors, or we otherwise undertake additional cost-cutting initiatives, we will update our estimates of additional costs and charges as appropriate. The aggregate result of these measures is expected to increase severance expense and cash used in operations for the remainder of 2014, followed thereafter by reductions to cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.

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

Our client arrangements are distinguished from one another primarily by the allocation between us and the client of the economic risk and reward of the marketing campaigns. The general characteristics of each arrangement are described below, although the arrangements with particular clients may contain unique characteristics:

•	Direct marketing arrangements: Under direct marketing arrangements, we bear most of the new subscriber marketing costs and pay our client a commission for revenue derived from subscribers. These commissions could be payable upfront in a lump sum on a per newly enrolled subscriber basis, periodically over the life of a subscriber, or through a combination of both. These arrangements generally result in negative cash flow over the first several months after a program is launched due to the upfront nature of the marketing investments. In some arrangements, we pay the client a service fee for access to the client’s customers or billing of the subscribers by the client, and we may reimburse the client for certain of its out-of-pocket marketing costs incurred in obtaining the subscriber. Even in a direct marketing arrangement, some marketing channels may entail limited or no marketing expenses. In those cases, we generally pay higher commissions to our clients compared to channels where we incur more substantial marketing expenses. In addition to these direct marketing arrangements with clients, the financial results we report under direct marketing includes our consumer direct marketing, which is, independent of these client arrangements.

•	Indirect marketing arrangements: Under indirect marketing arrangements, our client bears the marketing expense and pays us a service fee or percentage of the revenue. Indirect marketing arrangements also include some clients who pay us fees for operational services including but not limited to fulfillment events, information technology development hours or customer service activities. Because the subscriber acquisition cost is borne by our client under these arrangements, our revenue per subscriber is typically lower than under direct marketing arrangements. Indirect marketing arrangements generally provide positive cash flow earlier than direct arrangements. The majority of our non-subscriber customers are acquired under indirect marketing relationships that primarily generate little or no revenue per customer for us.

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

Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in allowing continued servicing, including continued billing by those clients. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us. Under the notice, Capital One cancelled existing subscriptions, as of June 30, 2014. We generated approximately $1.0 million per month under this agreement. We negotiated an arrangement under which we continued to receive transition service fees, subject to certain conditions, through July 31, 2014.

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. In the six months ended June 30, 2014 and 2013, approximately 10% and 29%, respectively, of our new subscribers were derived from U.S. financial institutions and approximately 60% and 66%, respectively, of our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. Revenue from subscribers obtained through our largest client, Bank of America, as a percentage of Consumer Products and Services segment revenue, constituted approximately 44% and 44% in the six months ended June 30, 2014 and 2013, respectively. Bank of America and our other major financial institution clients have suspended or terminated their marketing of our products, and most other marketing through financial institutions has been reduced, suspended or terminated. We believe this is due to a number of factors, including regulatory scrutiny of the sales, marketing and administration of add-on products by financial institutions and changes in the financial institutions’ strategies. As a result, our new subscriber additions were 25% lower in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 despite growth in new subscriber additions from consumer direct and non-financial institution clients. We expect ongoing regulatory review and scrutiny of sales of add-on and other consumer financial products and services, including identity theft protection products, to continue to be a focus of the Consumer Financial Protection Bureau and other regulators. As a result, marketing of our products by our major financial institution clients, and most other marketing by our financial institution clients, has been reduced, suspended or terminated, and we do not know whether the marketing of our products by financial institutions will be resumed, or whether, if resumed, they will return to prior levels. Some financial institution clients also have suspended billing of or cancelled certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment, and others are based on changes in the marketing and customer relationship strategies of our financial institution clients. We expect to continue to incur material costs as a result of this ongoing regulatory review and scrutiny. We or our financial institution clients also may take remedial actions including the issuing of refunds or cancellation of subscribers, and our clients may seek indemnification or contribution from us relating to those remedial actions. On April 7, 2014, Bank of America entered into consent orders with the CFPB and Office of Comptroller of the Currency under which Bank of America provided remediation to certain customers of identity theft products for which we are a service provider, as well as identity theft protection products of another service provider, based on allegations of unfairness with respect to how and when those customers were charged. Further, as a result of this regulatory environment, we have made, and may make additional changes to our practices and products, we may experience additional subscriber cancellations, and we, or our clients, may be subject to further regulatory or legal actions.

                We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB is considering whether to pursue an enforcement action, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order against us. We are in the process of responding to the NORA letter and, to date, we have not been required to make any payments. See Note 14, “Commitments and Contingencies—Legal Proceedings” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Other Data

The following table details other selected subscriber and financial data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Subscribers at beginning of period	2,772	4,202	2,870	4,489
New subscribers—indirect	2	24	7	59
New subscribers—direct	98	114	217	243
Cancelled subscribers within first 90 days of subscription	(37)	(52)	(77)	(100)
Cancelled subscribers after first 90 days of subscription	(508)	(501)	(690)	(785)
Reclassified subscribers****	0	0	0	(119)

Subscribers at end of period	2,327	3,787	2,327	3,787
Non-Subscriber Customers	8	3,434	8	3,434

Total Customers at end of period	2,335	7,221	2,335	7,221

Indirect subscribers	22.4%	46.2%	22.4%	46.2%
Direct subscribers	77.6%	53.8%	77.6%	53.8%

	100.0%	100.0%	100.0%	100.0%

Cancellations within first 90 days of subscription*	36.9%	37.7%	34.2%	33.0%
Cancellations after first 90 days of subscription**	43.3%	25.8%	43.3%	25.8%
Overall retention***	54.6%	69.3%	54.6%	69.3%

*	Percentage of cancellation within the first 90 days to subscriber additions for the period.
**	Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.
***	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.
****	During the three months ended March 31, 2013, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above, resulting in approximately 119 thousand customers being reclassified out of our Subscriber count and into our Non-Subscriber Customers.

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

In prior years, certain of our clients changed their customer billing and cancellation practices related to our products. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. As of June 30, 2014, we currently have approximately 46 thousand subscribers on billing hold as a result of these changes.

Pet Health Monitoring

Through our subsidiary, i4c Innovations, we plan to launch VOYCE™, a new pet health monitoring platform and service later this year. Initial availability of VOYCE™ will be available to dog owners. VOYCE™ is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators such as activity, rest patterns, calories burned, step count and resting heart rate and respiratory rate. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, The VOYCE Experience™ offers document storage and access anytime, anywhere, customized reminders, and the ability to set goals. We believe VOYCE™ uniquely provides a combination of health data monitoring for pets and customized information for pet owners.

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

Accidental Death Insurance

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain paper and electronic confirmations with individual purchases, b) delivery has occurred at the completion of a product trial period, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2014 and December 31, 2013 totaled $606 thousand and $609 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products

For membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate revenue from other types of subscription based products provided from our Bail Bonds Industry Solutions segment. We recognize revenue from providing management service solutions to the bail bonds industry on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of June 30, 2014, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

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

The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from Corporate. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

We reviewed quantitative and qualitative factors associated with our respective reporting units to which goodwill is assigned including, but not limited to, adverse changes to the business environment, continued declining revenue, and sustained significant decline in our market capitalization. Based on this analysis, we estimated the fair value of our respective CP&S reporting unit as the first step in an interim goodwill impairment test. The estimated fair value of the reporting unit is dependent on several significant assumptions which include our earnings projections. In the three months ended June 30, 2014, our earnings projections included cost reductions and significant operational efficiencies intended to streamline operations and generate long-term profitable growth that we are in the process of formulating and presenting for approval by the Board of Directors. It is our intention to present this plan to the Board of Directors for approval and subsequently start the implementation in the third quarter of 2014 and we believe that the likelihood of this plan being withdrawn, delayed or materially modified is remote. Due to these unique circumstances in the three months ended June 30, 2014, the positive financial impacts of this plan, along with other significant assumptions including the cost of capital and long-term growth rate, were included in our income approach in order to estimate the reporting unit’s fair value. As of June 30, 2014, we performed the first step of the goodwill impairment test and passed. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A continued downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

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

Intangible assets subject to amortization may include customer, marketing and technology related intangibles, as well as trademarks. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, depending upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

Deferred Subscription Solicitation and Advertising

Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are amortized on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs incurred to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.

Commission Costs

Commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed when incurred, unless we are entitled to a refund of the commission from our client. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of the subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.

Share Based Compensation

We currently have the 2006 and 2014 Stock Incentive Plans (“Stock Incentive Plans”). The 2014 Stock Incentive Plan was approved by the Board of Directors on March 17, 2014 and approved by the stockholders of the Company at the annual meetings of stockholders on May 14, 2014. The number of shares of common stock that may be issued under the 2014 Stock Incentive Plan may not exceed 3.0 million. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. Individual awards under the 2014 Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock unit awards. The Stock Incentive Plans provide us with the opportunity to compensate selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. RSUs entitle the recipient to obtain stock or stock units, which vests over a set period of time. RSUs are granted at no cost to the employees and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Stock Incentive Plans are governed by written agreements between us and the participants.

We use the Black-Scholes option-pricing model to fair value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the three and six months ended June 30, 2014 and 2013, we did not grant options.

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

Long-Term Investment

We account for investments in non-consolidated entities using the cost method of accounting. We have a long-term investment in the convertible preferred stock of White Sky, Inc., a privately held company. We concluded that the convertible preferred stock does not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we continue to account for our investment as a cost method investment.

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

For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments by using the income approach based on discounted cash flows and the market based approach, as appropriate. We use various assumptions when determining the expected discounted cash flows including earnings projections, an appropriate cost of capital, long-term growth rate and intentions for how long we will hold the investments. Our investments are impaired if the fair value of the investments is less than the carrying value.

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

We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may lead to proposed assessments where the ultimate resolution may result in us owing additional taxes. U.S. GAAP addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, has incurred costs in developing their VOYCE™ pet health monitoring platform and service. In the three months ended March 31, 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. We incurred additional costs for engineering efforts focused on quality control, advanced testing and refining efforts during the early stages of commercial production. We have capitalized some of these costs as assets under construction in our condensed consolidated balance sheets, which are approximately $598 thousand as of June 30, 2014. In addition, we incurred other operating and start-up costs in our Pet Health Monitoring segment, which were expensed in our condensed consolidated statements of operations in the three and six months ended June 30, 2014.

In the three and six months ended June 30, 2013, we incurred research and development costs of $1.1 million and $1.3 million, respectively. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations. We included costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

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

Accounting Standards Updates Not Yet Effective

In April 2014, an update was made to “Presentation of Financial Statements” and “Property, Plant, and Equipment”. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendments in this update require expanded disclosures for discontinued operations and are effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued or available for issuance. We will adopt the provisions of this update as of January 1, 2015 and do not anticipate a material impact to our condensed consolidated financial statements.

In May 2014, an update was made to “Revenue Recognition”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We will adopt the provisions of this update as of January 1, 2017 and we are currently in the process of evaluating the impact, if any, on our condensed consolidated financial statements.

In June 2014, an update was made to “Compensation – Stock Compensation”. Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments in this update provide explicit guidance for those awards and that they are treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We will adopt the provisions of this update as of January 1, 2016 and do not anticipate a material impact to our condensed consolidated financial statements.

Results of Continuing Operations

In the three months ended March 31, 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with U.S. GAAP, we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into three reportable segments: Consumer Products and Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in Corporate.

Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our Pet Health Monitoring segment includes VOYCE™, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. We expect to launch VOYCE™ later this year. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

For a discussion of ongoing trends negatively affecting our business, please see “Item 1A. Risk Factors” and “Trends Due to Regulatory Environment” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three Months Ended June 30, 2014
Revenue	$63,810	$0	$503	$0	$64,313
Operating expenses:

Marketing	7,324	451	0	0	7,775
Commission	16,066	0	50	0	16,116
Cost of revenue	20,885	95	42	0	21, 022
General and administrative	9,954	2,663	437	6,623	19,677
Depreciation	1,265	20	37	117	1,439
Amortization	853	0	0	0	853

Total operating expenses	56,347	3,229	566	6,740	66,882

Income (loss) from operations	$7,463	$(3,229)	$(63)	$(6,740)	$(2,569)

Three Months Ended June 30, 2013
Revenue	$80,263	$0	$464	$0	$80,727
Operating expenses:
Marketing	6,449	0	0	0	6,449
Commission	20,037	0	0	0	20,037
Cost of revenue	27,079	0	23	0	27,102
General and administrative	8,701	2,116	444	8,353	19,614
Depreciation	1,920	0	47	188	2,155
Amortization	864	0	0	0	864

Total operating expenses	65,050	2,116	514	8,541	76,221

Income (loss) from operations	$15,213	$(2,116)	$(50)	$(8,541)	$4,506

Consumer Products and Services Segment

Our income from operations for our Consumer Products and Services segment decreased in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both decreased marketing and the cancellation of certain subscriber populations, partially offset by a decrease in cost of revenue and commission expense.

	Three Months Ended June 30,
	2014	2013	Difference	%
Revenue	$63,810	$80,263	$(16,453)	(20.5)%
Operating expenses:
Marketing	7,324	6,449	875	13.6%
Commission	16,066	20,037	(3,971)	(19.8)%
Cost of revenue	20,885	27,079	(6,194)	(22.9)%
General and administrative	9,954	8,701	1,253	14.4%
Depreciation	1,265	1,920	(655)	(34.1)%
Amortization	853	864	(11)	(1.3)%

Total operating expenses	56,347	65,050	(8,703)	(13.4)%

Income from operations	$7,463	$15,213	$(7,750)	(50.9)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to continue to halt, reduce or delay marketing. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 28% lower in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. We do not know whether the marketing of our products by financial institutions will resume, or whether, if resumed, they will return to prior levels. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us. Under the notice, Capital One cancelled existing subscriptions, as of June 30, 2014. We generated approximately $1.0 million per month under this agreement. We negotiated an arrangement under which we continued to receive transition service fees, subject to certain conditions, through July 31, 2014.

During the three months ended June 30, 2014, we did not have an impairment related to our goodwill and our fair value exceeded our carrying value by approximately 41%. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A continued downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

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

Revenue decreases from U.S. financial institution clients were partially offset by increased revenue from our consumer direct product line as a result of growth in the subscriber base. We expect growth in our subscriber base and increased revenue for the remainder of 2014 for our consumer direct business.

The following table provides details of our consumer products and services revenue and subscriber information for the three months ended June 30, 2014 and 2013, respectively (in thousands):

Consumer Products and Services Revenue

	Consumer Products and Services Revenue		Percent of Consumer Products and Services Revenue
	2014	2013	2014	2013
Direct marketing arrangements	$56,182	$64,970	88.0%	80.9%
Indirect marketing arrangements	7,628	15,293	12.0%	19.1%

Total Consumer Products and Services Revenue	$63,810	$80,263	100.0%	100.0%

Bank of America	$27,706	$34,355	43.5%	42.8%
Consumer Direct	11,832	10,509	18.5%	13.1%
Canadian business lines	7,665	8,682	12.0%	10.8%
All other clients	16,607	26,717	26.0%	33.3%

Total Consumer Products and Services Revenue	$63,810	$80,263	100.0%	100.0%

Consumer Products and Services Subscribers

	Consumer Products and Services Subscribers		Percent of Consumer Products and Services Subscribers
	2014	2013	2014	2013
Bank of America	854	1,018	36.7%	26.9%
Consumer Direct	331	285	14.2%	7.5%
Canadian business lines	317	319	13.6%	8.4%
All other clients	825	2,165	35.5%	57.2%

Total Consumer Products and Services Subscribers	2,327	3,787	100.0%	100.0%

Bank of America	0	0	0.0%	0.0%
Consumer Direct	57	53	57.0%	38.4%
Canadian business lines	34	37	34.0%	26.8%
All other clients	9	48	9.0%	34.8%

Total Consumer Products and Services New Subscribers	100	138	100.0%	100.0%

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, radio, television, telemarketing, print and direct mail expenses such as printing and postage. In the three months ended June 30, 2014, approximately 98% of our consumer products and services marketing expenses resulted from marketing activities for consumer direct, insurance services and Canadian subscriber acquisitions. The increase in marketing expenses is primarily a result of an increase in marketing for our direct to consumer business. In future quarters, we expect our direct to consumer marketing to continue to increase. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended June 30, 2014 and 2013 were $3.8 million and $4.1 million, respectively. Marketing costs expensed as incurred for the three months ended June 30, 2014 and 2013 were $3.6 million and $2.4 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 11.5% for the three months ended June 30, 2014 from 8.0% for the three months ended June 30, 2013.

Commission Expenses. Commission expenses consist of commissions paid to our clients. The decrease is related to a decrease in subscribers from our direct marketing arrangements. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in our financial institution client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses slightly increased to 25.2% for the three months ended June 30, 2014 from 25.0% for the three months ended June 30, 2013.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease in cost of revenue is primarily the result of lower volumes of data fulfillment and service costs for subscribers, offset by an increase in the effective rates for data.

As a percentage of revenue, cost of revenue decreased to 32.7% for the three months ended June 30, 2014 compared to 33.7% for the three months ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs which can be specifically attributed to the Consumer Products & Services segment. The increase is primarily related to an increase in legal fees, partially offset by reductions to personnel related costs. There were no severance and severance-related benefits for the three months ended June 30, 2014. We incurred expenses for severance and severance-related benefits for the three months ended June 30, 2013 of $160 thousand.

Total share based compensation expense for the three months ended June 30, 2014 and 2013 was $197 thousand and $394 thousand, respectively. In the three months ended June 30, 2014, we did not incur compensation expense for payments to restricted stock unit holders equivalent to the dividends that would have been received on those shares had they been fully vested. For the three months ended June 30, we incurred compensation expense of $95 thousand for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 15.6% for the three months ended June 30, 2014 from 10.8% for the three months ended June 30, 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new assets acquired in the three months ended June 30, 2014.

As a percentage of revenue, depreciation expenses decreased to 2.0% in the three months ended June 30, 2014 from 2.4% in the three months ended June 30, 2013.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

As a percentage of revenue, amortization expenses increased slightly to 1.3% for the three months ended June 30, 2014 from 1.1% in the three months ended June 30, 2013.

Pet Health Monitoring Segment

In the three months ended June 30, 2014, we spent approximately $3.2 million on continued engineering efforts, advanced testing, pre-launch advertising and other start-up costs associated with our future launch of VOYCE™ a new pet health monitoring platform and service. VOYCE™ is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators such as activity, rest patterns, calories burned, step count and resting heart rate and respiratory rate. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, The VOYCE Experience™ offers document storage and access anytime, anywhere, customized reminders, and the ability to set goals.

We expect revenue and operating costs, including cost of revenue, marketing and ongoing engineering and testing costs to increase as we prepare to launch our new platform and service.

	Three Months Ended June 30,
	2014	2013	Difference	%
Revenue	$0	$0	$0	0.0%
Operating expenses:
Marketing	451	0	451	100.0%
Cost of revenue	95	0	95	100.0%
General and administrative	2,663	2,116	547	25.9%
Depreciation	20	0	20	100.0%

Total operating expenses	3,229	2,116	1,113	52.6%

Loss from operations	$(3,229)	$(2,116)	$(1,113)	(52.6)%

Revenue. The Pet Health Monitoring segment is in a pre-revenue stage of development, with expected initial sales later in 2014.

Marketing Expenses. Marketing expense consists of subscriber acquisition costs, including pre-launch demonstrations, advertising and printed materials. We incurred marketing expenses in our pre-launch efforts of VOYCE™.

Cost of Revenue. Cost of revenue consists of manufacturing fees, production costs and content data fees associated with our platform and subscription service. We incurred cost of revenue expenses in our pre-launch anticipation of VOYCE™. We plan to make our products available for sale later this year.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to increased payroll, along with consulting and other start-up expenses incurred as we prepare to launch our new platform and service later this year. In the three months ended March 31, 2014, we completed the research and development stage, as we determined that the platform and service achieved specific functional requirements, and incurred costs for engineering efforts focused on quality control, advanced testing and refining efforts during the early stages of commercial production.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased in three months ended June 30, 2014 as new assets were placed into service.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease in loss from operations is primarily due to increased commission expense offset by a growth in revenue.

	Three Months Ended June 30,
	2014	2013	Difference	%
Revenue	$503	$464	$39	8.4%
Operating expenses:
Commission	50	0	50	100.0%
Cost of revenue	42	23	19	82.6%
General and administrative	437	444	(7)	(1.6)%
Depreciation	37	47	(10)	(21.3)%

Total operating expenses	566	514	52	10.1%

Loss from operations	$(63)	$(50)	$(13)	(26.0)%

Revenue. The increase in revenue is the result of revenue from new clients. We expect revenue to continue to increase in 2014.

Commission. Commission expense consists of commissions paid to our clients. We have entered into contractual agreements with our clients that require us to pay commission in certain circumstances. Commission expense increased in the three months ended June 30, 2014 as a result of these new agreements.

As a percentage of revenue, commission expense increased to 9.9% for the three months ended June 30, 2014 compare to zero for the three months ended June 30, 2013.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased slightly for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

As a percentage of revenue, cost of revenue increased to 8.3% for the three months ended June 30, 2014 compared to 5.0% for the three months ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. General and administrative expenses decreased slightly compared to the three months ended June 30, 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

As a percentage of revenue, depreciation decreased to 7.4% for the three months ended June 30, 2014 compared to 10.1% for the three months ended June 30, 2013.

Corporate

In the three months ended March 31, 2014, we recast our segment presentation to include a Corporate business unit in order to arrive at consolidated amounts. In the three months ended June 30, 2014, our loss from operations of $6.7 million primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment. General and administrative expenses for the three months ended June 30, 2014 and 2013 were $6.6 million and $7.9 million, respectively. The decrease is primarily due to decreased legal fees. We incurred expenses for severance and severance-related benefits for the three months ended June 30, 2014 of $322 thousand. There were no expenses for severance and severance-related benefits for the three months ended June 30, 2013.

Total share based compensation expense for the three months ended June 30, 2014 and 2013 was $1.3 million and $1.2 million, respectively. In the three months ended June 30, 2014, we did not incur compensation expense for payments to restricted stock unit holders equivalent to the dividends that would have been received on those shares had they been fully vested. For the three months ended June 30, 2013, we incurred compensation expense of $375 thousand for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Six Months Ended June 30, 2014
Revenue	$129,312	$0	$960	$0	$130,272
Operating expenses:

Marketing	12,555	883	0	0	13,438
Commission	33,065	0	50	0	33,115
Cost of revenue	42,874	228	73	0	43,175
General and administrative	20,093	5,375	890	13,969	40,327
Depreciation	2,623	31	80	244	2,978
Amortization	1,706	0	0	0	1,706

Total operating expenses	112,916	6,517	1,093	14,213	134,739

Income (loss) from operations	$16,396	$(6,517)	$(133)	$(14,213)	$(4,467)

Six Months Ended June 30, 2013
Revenue	$161,394	$0	$889	$0	$162,283
Operating expenses:
Marketing	11,722	0	0	0	11,722
Commission	40,195	0	0	0	40,195
Cost of revenue	54,063	0	124	0	54,187
General and administrative	18,402	3,075	911	17,680	40,068
Depreciation	3,760	0	94	360	4,214
Amortization	1,728	0	0	0	1,728

Total operating expenses	129,870	3,075	1,129	18,040	152,114

Income (loss) from operations	$31,524	$(3,075)	$(240)	$(18,040)	$10,169

Consumer Products and Services Segment

Our income from operations in our Consumer Products and Services segment decreased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both decreased marketing and the cancellation of certain subscriber populations, partially offset by a decrease in cost of revenue and commission expense.

	Six Months Ended June 30,
	2014	2013	Difference	%
Revenue	$129,312	$161,394	$(32,082)	(19.9)%
Operating expenses:
Marketing	12,555	11,722	833	7.1%
Commission	33,065	40,195	(7,130)	(17.7)%
Cost of revenue	42,874	54,063	(11,189)	(20.7)%
General and administrative	20,093	18,402	1,691	9.2%
Depreciation	2,623	3,760	(1,137)	(30.2)%
Amortization	1,706	1,728	(22)	(1.3)%

Total operating expenses	112,916	129,870	(16,954)	(13.1)%

Income from operations	$16,396	$31,524	$(15,128)	(48.0)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to continue to halt, reduce or delay marketing. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 25% lower in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. We do not know whether the marketing of our products by financial institutions will resume, or whether, if resumed, they will return to prior levels. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us. Under the notice, Capital One cancelled existing subscriptions, as of June 30, 2014. We generated approximately $1.0 million per month under this agreement. We negotiated an arrangement under which we continued to receive transition service fees, subject to certain conditions, through July 31, 2014.

During the six months ended June 30, 2014, we did not have an impairment related to our goodwill and our fair value exceeded our carrying value by approximately 41%. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A continued downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

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

Revenue decreases from U.S. financial institution clients were partially offset by increased revenue from our consumer direct product line as a result of growth in the subscriber base. We expect growth in our subscriber base and increased revenue for the remainder of 2014 for our consumer direct business.

The following table provides details of our consumer products and services revenue and subscriber information for the six months ended June 30, 2014 and 2013, respectively (in thousands):

Consumer Products and Services Revenue

	Consumer Products and Services Revenue		Percent of Consumer Products and Services Revenue
	2014	2013	2014	2013
Direct marketing arrangements	$113,939	$130,324	88.1%	80.7%
Indirect marketing arrangements	15,373	31,070	11.9%	19.3%

Total Consumer Products and Services Revenue	$129,312	$161,394	100.0%	100.0%

Bank of America	$56,837	$70,262	44.0%	43.6%
Consumer Direct	23,071	20,406	17.8%	12.6%
Canadian business lines	15,252	16,472	11.8%	10.2%
All other clients	34,152	54,254	26.4%	33.6%

Total Consumer Products and Services Revenue	$129,312	$161,394	100.0%	100.0%

Consumer Products and Services Subscribers

	Consumer Products and Services Subscribers		Percent of Consumer Products and Services Subscribers
	2014	2013	2014	2013
Bank of America	854	1,018	36.7%	26.9%
Consumer Direct	331	285	14.2%	7.5%
Canadian business lines	317	319	13.6%	8.4%
All other clients	825	2,164	35.5%	57.2%

Total Consumer Products and Services Subscribers	2,327	3,786	100.0%	100.0%

Bank of America	1	1	0.4%	0.3%
Consumer Direct	125	119	55.8%	39.4%
Canadian business lines	68	75	30.4%	24.8%
All other clients	30	107	13.4%	35.5%

Total Consumer Products and Services New Subscribers	224	302	100.0%	100.0%

Marketing Expenses. In the six months ended June 30, 2014, approximately 98% of our consumer products and services marketing expenses resulted from marketing activities for consumer direct, insurance services and Canadian subscriber acquisitions. The increase in marketing expenses is primarily a result of an increase in marketing for our direct to consumer business. In future quarters, we expect our consumer direct marketing to continue to increase. Amortization of deferred subscription solicitation costs related to marketing for the six months ended June 30, 2014 and 2013 were $7.7 million and $7.9 million, respectively. Marketing costs expensed as incurred for the six months ended June 30, 2014 and 2013 were $4.8 million and $3.8 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 9.7% for the six months ended June 30, 2014 from 7.3% for the six months ended June 30, 2013.

Commission Expenses. The decrease is related to a decrease in subscribers from our direct marketing arrangements. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in our financial institution client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 25.6% for the six months ended June 30, 2014 from 24.9% for the six months ended June 30, 2013.

Cost of Revenue. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers, offset by an increase in the effective rates for data.

As a percentage of revenue, cost of revenue decreased to 33.2% for the six months ended June 30, 2014 compared to 33.5% for the six months ended June 30, 2013.

General and Administrative Expenses. The increase is primarily related to an increase in legal and professional fees, partially offset by reductions to personnel related costs. There were no expenses for severance and severance-related benefits for the six months ended June 30, 2014. We incurred expenses for severance and severance-related benefits for the six months ended June 30, 2013 of $602 thousand.

Total share based compensation expense for the six months ended June 30, 2014 and 2013 were $356 thousand and $758 thousand, respectively. In addition, for the six months ended June 30, 2014 and 2013, we incurred compensation expense of $111 thousand and $170 thousand, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 15.5% for the six months ended June 30, 2014 from 11.4% for the six months ended June 30, 2013.

Depreciation. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new assets acquired in the six months ended June 30, 2014.

As a percentage of revenue, depreciation expenses decreased slightly to 2.0% in the six months ended June 30, 2014 from 2.3% in the six months ended June 30, 2013.

Amortization. Amortization expense decreased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

As a percentage of revenue, amortization expenses increased slightly to 1.3% in the six months ended June 30, 2014 from 1.1% in the six months ended June 30, 2013.

Pet Health Monitoring Segment

In the six months ended June 30, 2014, we spent approximately $6.5 million on continued engineering efforts, advanced testing, pre-launch advertising and other start-up costs associated with our future launch of VOYCE™, a new pet health monitoring platform and service.

We expect revenue and operating costs, including cost of revenue, marketing and ongoing engineering and testing costs to increase as we prepare to launch our new platform and service.

	Six Months Ended June 30,
	2014	2013	Difference	%
Revenue	$0	$0	$0	0.0%
Operating expenses:
Marketing	883	0	883	100.0%
Cost of revenue	228	0	228	100.0%
General and administrative	5,375	3,075	2,300	74.8%
Depreciation	31	0	31	100.0%

Total operating expenses	6,517	3,075	3,442	111.9%

Loss from operations	$(6,517)	$(3,075)	$(3,442)	(111.9)%

Revenue. The Pet Health Monitoring segment is in a pre-revenue stage of development, with expected initial sales later in 2014.

Marketing Expenses. Marketing expense consists of subscriber acquisition costs, including pre-launch demonstrations, advertising and printed materials. We incurred marketing expenses in our pre-launch efforts of VOYCE™.

Cost of Revenue. Cost of revenue consists of manufacturing fees, production costs and content data fees associated with our platform and subscription service. We incurred cost of revenue expenses in our pre-launch anticipation of VOYCE™. We plan to make our products available for sale later this year.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to increased payroll along with consulting and other start-up expenses incurred as we prepare to launch our new platform and service later this year. In the three months ended March 31, 2014, we completed the research and development stage, as we determined that the platform and service achieved specific functional requirements, and incurred costs for engineering efforts focused on quality control, advanced testing and refining efforts during the early stages of commercial production. We incurred expenses for severance and severance-related benefits for the six months ended June 30, 2014 of $305 thousand. There were no expenses for severance and severance-related benefits for the six months ended June 30, 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased in six months ended June 30, 2014 as new assets were placed into service.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to a growth in revenue.

	Six Months Ended June 30,
	2014	2013	Difference	%
Revenue	$960	$889	$71	8.0%
Operating expenses:
Commission	50	0	50	100.0%
Cost of revenue	73	124	(51)	(41.1)%
General and administrative	890	911	(21)	(2.3)%
Depreciation	80	94	(14)	(14.9)%

Total operating expenses	1,093	1,129	(36)	(3.2)%

Loss from operations	$(133)	$(240)	$107	44.6%

Revenue. The increase in revenue is the result of revenue from new clients. We expect revenue to continue to increase in 2014.

Commission. Commission expense consists of commission paid to our clients. We have entered into contractual agreements with our clients that require us to pay commission in certain circumstances. Commission expense increased in the three months ended June 30, 2014 as a result of these new agreements.

As a percentage of revenue, commission expenses increased to 5.2% for the six months ended June 30, 2014 compared to zero for the six months ended June 30, 2013.

Cost of Revenue. Cost of revenue decreased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

As a percentage of revenue, cost of revenue decreased to 7.6% for the six months ended June 30, 2014 compared to 13.9% for the six months ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses decreased slightly compared to the six months ended June 30, 2013.

Depreciation. Depreciation expense decreased slightly compared to the six months ended June 30, 2013.

As a percentage of revenue, depreciation decreased to 8.3% for the six months ended June 30, 2014 compared to 10.6% for the six months ended June 30, 2013.

Corporate

In the three months ended March 31, 2014, we recast our segment presentation to include a Corporate business unit in order to arrive at consolidated amounts. In the six months ended June 30, 2014, our loss from operations of $14.2 million primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment. General and administrative expenses for the six months ended June 30, 2014 and 2013 were $14.0 million and $16.8 million, respectively. The decrease is primarily due to decreased legal and professional fees. We incurred expenses for severance and severance-related benefits for the six months ended June 30, 2014 and 2013 of $322 thousand and $291 thousand, respectively.

Total share based compensation expense for the six months ended June 30, 2014 and 2013 was $2.3 million and $2.4 million, respectively. In addition, for the six months ended June 30, 2014 and 2013, we incurred compensation expense of $320 thousand and $637 thousand, respectively, for payments to restricted stock unit holders equivalent to the ordinary cash dividends that would have been received on these shares had they been fully vested.

Results of Discontinued Operations

Our discontinued operations consists of Intersections Business Intelligence Services, which ceased operations in the three months ended June 30, 2014, and Net Enforcers, which ceased operations in the three months ended June 30, 2013. For both entities, we determined that the U.S. GAAP requirements were met as we do not have significant continuing involvement in these business and their operations and cash flows were eliminated from our ongoing operations.

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$6	$38	$57	$223

Loss before income taxes from discontinued operations	(425)	(809)	(1,810)	(1,319)
Income tax benefit	107	278	663	452

Loss from discontinued operations	$(318)	$(531)	$(1,147)	$(867)

Interest Expense

Interest expense increased to $170 thousand for the three months ended June 30, 2014 from $88 thousand for the three months ended June 30, 2013. Interest expense increased to $260 thousand for the six months ended June 30, 2014 from $164 thousand for the six months ended June 30, 2013. The increase in interest expense is primarily attributable to a non-cash decrease in unamortized debt financing costs in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Other Income (Expense)

Other expense was $287 thousand in the three months ended June 30, 2014 as compared to $418 thousand in the three months ended June 30, 2013. Other expense was $139 thousand in the six months ended June 30, 2014 as compared $690 thousand in the six months ended June 30, 2013. The decrease was primarily due to an expense incurred in the six months ended June 30, 2013 associated with reducing the value of our long-term investment that did not occur in the six months ended June 30, 2014.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2014 and 2013 was 43.3% and 47.5%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2014 and 2013 was 24.5% and 50.2%, respectively. The significant decrease from the comparable period is primarily due to the ratio of book expenses, that are not deductible for income tax purposes, and the increase in loss from operations before income tax. There were no material changes to our uncertain tax positions during the six months ended June 30, 2014. During the six months ended June 30, 2013 we placed a valuation allowance of $677 thousand against the fair value adjustment related to the exercise of our White Sky warrants.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $12.4 million as of June 30, 2014 compared to $20.9 million as of December 31, 2013. We believe our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of June 30, 2014 was $19.4 million compared to $21.1 million as of December 31, 2013. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer products and services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include cash and cash equivalents, cash provided by operations, amounts available (if any) under our Credit Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowing capacity. We had a working capital surplus of $21.7 million as of June 30, 2014 compared to $26.3 million as of December 31, 2013.

We believe that we have sufficient cash provided by operations and cash on hand to fund our ongoing operating requirements. However, if there is a material change in our anticipated cash provided by operations or working capital needs, our liquidity could be negatively affected.

	Six Months Ended June 30,
	2014	2013	Difference
	(In thousands)
Cash flows provided by operating activities	$1,522	$12,180	$(10,658)
Cash flows used in investing activities	(3,980)	(3,552)	(428)
Cash flows used in financing activities	(6,050)	(13,570)	7,520

Net decrease in cash and cash equivalents	(8,508)	(4,942)	(3,566)
Cash and cash equivalents, beginning of period	20,920	25,559	(4,639)

Cash and cash equivalents, end of period	$12,412	$20,617	$(8,205)

The decrease in cash flows provided by operations was the result of the decrease in revenue, increase in income tax payments and an increase in expenses for data fulfillment partially offset increase in accrued but unpaid operating expenses at quarter end compared to the prior year. In addition, our cash flows provided by operations decreased due to our continued cash investments in our i4c Innovations subsidiary. We expect to continue to fund the growth and development of i4c Innovations, as well as continue to expand our consumer direct marketing.

We are in the process of formulating a detailed plan intended to streamline operations with a focus on our corporate and consumer products and services cost structure. Provided the plan is approved by our Board of Directors, we expect to increase severance expense and cash used in operations for the remainder of 2014. See “— Cost Restructuring” for further discussion.

The slight increase in cash flows used in investing activities for the six months ended June 30, 2014 was attributable to the increase in purchases of property and equipment primarily for our Pet Health Monitoring segment.

In the six months ended June 30, 2013, we had a cash distribution for the vesting of restricted stock units and purchased treasury stock, which did not occur in the six months ended June 30, 2014 and therefore, contributed to the decrease in cash flows used in financing activities in the six months ended June 30, 2014. In addition, we did not pay a cash dividend in the three months ended June 30, 2014.

The following summarizes our dividend activity for the six months ended June 30, 2014:

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

Under our amended Credit Agreement, we are prohibited from declaring and paying ordinary cash dividends.

Credit Facility and Borrowing Capacity

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A. Our Credit Agreement initially consisted of a revolving credit facility in the amount of $30.0 million and is secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries are co-borrowers under the Credit Agreement. We have never had any outstanding borrowings or letters of credit under the Credit Agreement.

On May 9, 2014, we entered into an amendment and waiver to the Credit Agreement with Bank of America, N.A., which, among other things, waived our projected non-compliance with the consolidated fixed charge coverage ratio for the measurement period ended June 30, 2014 and reduced the borrowing availability to $1. Absent the waiver, we would not have been in compliance with the consolidated fixed charge coverage ratio as of June 30, 2014, as our consolidated fixed charge coverage ratio as of June 30, 2014 was 0.52 as compared to the minimum requirement of 1.25. As a result of the amendment, we were not then able to borrow under our Credit Agreement.

On June 26, 2014, we entered into a subsequent amendment to the Credit Agreement with Bank of America, N.A., to, among other things, (a) establish a new maturity date of March 31, 2015, (b) set the borrowing availability to $7.5 million, (c) reduce the maximum permitted leverage ratio to 2:00 to 1:00, (d) add a new minimum Year-to-Date Consolidated EBITDA covenant for each of last three fiscal quarters of 2014, (e) remove dividends from the consolidated fixed charge coverage ratio, and (f) eliminate certain permitted Restricted Payments, including, but not limited to, ordinary dividend payments, and a corresponding Permitted Investment. We believe we are currently in compliance with all such covenants. As of June 30, 2014, we are able to borrow the full $7.5 million available under our amended Credit Agreement.

The amended Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Credit Agreement) other than on fair and reasonable terms; and the creation or acquisition of any direct or indirect subsidiary of ours that is not a domestic subsidiary unless such subsidiary becomes a guarantor. We are also required to maintain compliance with certain financial covenants which include, but are not limited to, our consolidated leverage ratios, consolidated EBITDA ratios, consolidated fixed charge coverage ratios, customary covenants, representations and warranties, funding conditions and events of default.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of June 30, 2014, we had approximately $16.9 million remaining under our share repurchase program. However, we are prohibited from repurchasing any shares of common stock under our amended Credit Agreement.

During the three and six months ended June 30, 2014, we did not repurchase any shares of common stock. In the three months ended June 30, 2013, we repurchased approximately 120 thousand shares of common stock at a weighted average price of $9.53 per share resulting in an aggregate cost to us of $1.1 million. In the six months ended June 30, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million.

Other

In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary NORA process, the CFPB is considering whether to pursue an enforcement action, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order against us. We analyzed all the information available in order to make a determination of the probability of loss, as well as whether the amount can be reasonably estimated. Based upon our analysis, we have recorded an estimated liability of $125 thousand that represents potential refunds for subscribers and is included in general and administrative expenses in our condensed consolidated statements of operations. It is not possible to predict a potential civil penalty amount, or a range of civil penalty amounts, due to the unique facts and circumstances involved. We are in the process of responding to the NORA and, to date, we have not been required to make any payments.

We may be subject to certain non-income (or indirect) taxes in various state jurisdictions. We continue to analyze what obligations, if any, we have to these state taxing authorities. In most cases, it is not possible to predict the maximum potential amount of future payments or determine if a collection obligation is probable due to the unique facts and circumstances involved, including the delivery nature of our services, the relationship through which our services are offered, as well as changing state laws and interpretations of those laws. In a minority of cases, based on certain state provisions and/or active discussions with states, we believe we are liable for a non-income business tax and have recorded a total estimated liability of $622 thousand, which includes interest and penalties. This amount is included in general and administrative expenses in our condensed consolidated statements of operations. To date, we have not been required to make any payments, nor have we received any formal assessments.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June  30, 2014, Registrants continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 21, 2012, Intersections Insurance Services Inc. was served with a putative class action complaint (filed on May 14, 2012) against Intersections Insurance Services Inc. and Bank of America in the United States District Court for the Northern District of California. The complaint alleges various claims based on the sale of an accidental death and disability program. Intersections Insurance Services Inc. and Bank of America moved to dismiss the claims and to transfer the action to the United States District Court for the Central District of California. The motion to transfer to the Central District was granted, and Intersections Insurance Services Inc. and Bank of America then moved to dismiss the claims. The motions to dismiss were granted with prejudice on October 1, 2012. The plaintiffs appealed, and on June 24, 2014, the United States Court of Appeals for the Ninth Circuit upheld the dismissal.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer. In or about December 2013, the Office of the West Virginia Attorney General served Intersections Insurance Services Inc. with document requests. Intersections Insurance Services Inc. served objections to those requests in February 2014. There has been no other activity in the litigation since that time.

In September 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurance Services Inc., and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. On October 30, 2013, Plaintiffs filed a stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case. On November 14, 2013, the plaintiffs filed an amended complaint against Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC. On November 27, 2013, Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC jointly filed a Motion to Dismiss and to Strike Class Allegations. On March 5, 2014, the motion was granted in part, and denied in part. Discovery has commenced in the case.

Item 1A. Risk Factors

The following risk factor supplements and/or updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013:

We have limited availability to borrow under our amended Credit Agreement. As a result, we may be unable to meet our future capital requirements to grow our business, which could adversely impact our financial condition and growth strategy.

As of June 30, 2014, we have limited availability to borrow under our amended Credit Agreement. We may need to raise additional funds in the future in order to operate and expand our business. Our ability to meet our future capital requirements and grow our business by investing in and marketing our products and services could be materially adversely affected if we are unable to obtain borrowing availability under our Credit Agreement or otherwise obtain financing in the future. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. Our inability to obtain additional financing could have a material adverse effect on our financial condition.

We cannot assure you that we will continue to declare dividends or have the available cash to make dividend payments, which could cause our stock price to decline.

We continue to monitor our dividend policy. Under our amended Credit Agreement, we are prohibited from declaring and paying ordinary cash dividends. The declaration, amount and payment of any dividends is at the sole discretion of our Board of Directors. We are not obligated under any applicable laws, our governing documents or any contractual agreements or otherwise to continue to declare or pay any dividends. Our Board of Directors may take into account, among other things, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, available financing alternatives, plans for expansion, general economic conditions, tax, legal, regulatory and contractual restrictions and implications, including under any outstanding debt documents, and such other factors as our Board of Directors may deem relevant in determining whether to declare or pay any dividend. As a result, in the absence of dividends, you will not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Item 6. Exhibits

10.1	Amendment to Credit Agreement and Waiver, dated May 9, 2014, to Amended and Restated Credit Agreement dated November 15, 2012 by and among Intersections Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on July 1, 2014)

10.2	Amendment No. 2 to Credit Agreement, dated as of June 26, 2014, to Amended and Restated Credit Agreement dated November 15, 2012 by and among Intersections Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the other lenders party thereto from time to time (Incorporated by reference to Exhibit 10.2, filed with the Registrant’s Form 8-K filed on July 1, 2014)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: August 11, 2014	By:	/s/ John G. Scanlon
John G. Scanlon
Chief Financial Officer