Form 10-Q
period 2014-09-30
INTERSECTIONS INC
filed 2014-11-12
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014 there were 21,711,058 shares of common stock, $0.01 par value, issued and 18,530,627 shares outstanding, with 3,180,431 shares of treasury stock.

Form 10-Q

September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$59,814	$75,807	$190,086	$238,090
Operating expenses:
Marketing	5,272	6,234	18,710	17,956
Commission	15,712	18,722	48,827	58,917
Cost of revenue	23,609	26,541	66,784	80,728
General and administrative	22,352	20,179	62,679	60,246
Impairment of goodwill, intangibles and other long-lived assets	0	1,327	0	1,327
Depreciation	1,276	2,347	4,254	6,560
Amortization	853	865	2,559	2,593

Total operating expenses	69,074	76,215	203,813	228,327

(Loss) income from operations	(9,260)	(408)	(13,727)	9,763
Interest expense	(257)	(15)	(518)	(179)
Other expense, net	(239)	(18)	(377)	(708)

(Loss) income from continuing operations before income taxes	(9,756)	(441)	(14,622)	8,876
Income tax benefit (expense)	5,850	(503)	7,043	(5,176)

(Loss) income from continuing operations	(3,906)	(944)	(7,579)	3,700
Loss from discontinued operations, net of tax	0	(541)	(1,147)	(1,409)

Net (loss) income	$(3,906)	$(1,485)	$(8,726)	$2,291

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.21)	$(0.05)	$(0.41)	$0.21
Loss from discontinued operations	0.00	(0.03)	(0.06)	(0.08)

Basic (loss) earnings per common share	$(0.21)	$(0.08)	$(0.47)	$0.13

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.21)	$(0.05)	$(0.41)	$0.20
Loss from discontinued operations	0.00	(0.03)	(0.06)	(0.08)

Diluted (loss) earnings per common share	$(0.21)	$(0.08)	$(0.47)	$0.12

Cash dividends paid per common share	$0.00	$0.20	$0.20	$0.60
Weighted average shares outstanding:
Basic	18,539	18,099	18,455	18,061
Diluted	18,539	18,099	18,455	18,848

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,489	$20,920
Accounts receivable, net of allowance for doubtful accounts of $6 (2014) and $26 (2013)	16,084	21,070
Prepaid expenses and other current assets	6,752	5,515
Income tax receivable	13,677	0
Deferred subscription solicitation costs	6,817	7,086

Total current assets	54,819	54,591

PROPERTY AND EQUIPMENT, net	14,356	14,490
DEFERRED TAX ASSET, net	2,369	4,864
LONG-TERM INVESTMENT	8,384	8,384
GOODWILL	43,235	43,235
INTANGIBLE ASSETS, net	1,610	4,020
OTHER ASSETS	1,204	1,505

TOTAL ASSETS	$125,977	$131,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,969	$955
Accrued expenses and other current liabilities	19,095	13,508
Accrued payroll and employee benefits	6,788	3,197
Capital leases, current portion	686	817
Commissions payable	525	502
Deferred revenue	3,466	4,287
Deferred tax liability, net, current portion	1,905	1,905
Current tax payable	0	3,149

Total current liabilities	34,434	28,320

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,082	1,610
OTHER LONG-TERM LIABILITIES	4,528	3,696

TOTAL LIABILITIES	40,044	33,626

COMMITMENTS AND CONTINGENCIES (see notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 21,698 (2014) and 21,272 (2013); shares outstanding 18,518 (2014) and 18,092 (2013)	217	213
Additional paid-in capital	122,818	121,952
Treasury stock, shares at cost; 3,180 (2014) and 3,180 (2013)	(32,696)	(32,696)
(Accumulated deficit) retained earnings	(4,406)	7,994

TOTAL STOCKHOLDERS’ EQUITY	85,933	97,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,977	$131,089

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Net (loss) income	$(8,726)	2,291
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation	5,214	6,741
Amortization	2,559	2,643
Amortization of debt issuance cost	135	55
Provision for doubtful accounts	(20)	(15)
Loss on disposal of fixed assets	510	0
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(275)	(629)
Amortization of non-cash consideration exchanged for additional investment	(618)	(927)
Share based compensation	3,186	4,798
Amortization of deferred subscription solicitation costs	12,608	14,539
Reduction to value of long-term investment	0	677
Goodwill, intangible and long-lived asset impairment charges	0	1,327
Changes in assets and liabilities:
Accounts receivable	5,006	(2,469)
Prepaid expenses and other current assets	(1,236)	(1,127)
Income tax, net	(14,777)	(1,569)
Deferred subscription solicitation costs	(12,339)	(14,472)
Other assets	165	2,396
Accounts payable	1,069	(87)
Accrued expenses and other current liabilities	5,612	736
Accrued payroll and employee benefits	3,591	1,327
Commissions payable	22	(158)
Deferred revenue	(203)	(1,451)
Deferred income tax, net	315	3,541
Other long-term liabilities	832	(759)

Cash flows provided by operating activities	2,630	17,408

CASH FLOWS USED IN INVESTING ACTIVITIES:
Exercise of warrants in long-term investment	0	(1,464)
Cash paid for acquisition of technology related intangible	(150)	0
Acquisition of property and equipment	(5,668)	(3,456)

Cash flows used in investing activities	(5,818)	(4,920)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distribution on vesting of restricted stock units	0	(1,849)
Purchase of treasury stock	0	(2,401)
Cash dividends paid on common shares	(3,674)	(10,827)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	275	629
Capital lease payments	(659)	(637)
Cash proceeds from stock option exercises	5	212
Withholding tax payment on vesting of restricted stock units and stock option exercises	(2,190)	(2,658)

Cash flows used in financing activities	(6,243)	(17,531)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,431)	(5,043)
CASH AND CASH EQUIVALENTS—Beginning of period	20,920	25,559

CASH AND CASH EQUIVALENTS—End of period	$11,489	$20,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$131	$124

Cash paid for taxes	$5,703	$2,847

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$79	$249

Forgiveness of note, including accrued interest	$0	$523

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

In 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into three reportable segments: Consumer Products and Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in Corporate.

Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. An individual consumer subscription may include access to some or all of these benefits. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information. Our consumer products and services historically have been offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In addition, we also offer many of our services directly to consumers. We conduct our consumer direct marketing primarily through online affiliates and search engine marketing. We also may market through other channels, including direct mail, print marketing, telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry.

Our Pet Health Monitoring segment includes the new platform and service for pet owners, primarily dog owners, provided by our subsidiary, i4c Innovations. VOYCE™ is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators such as activity, rest patterns, calories burned, step count and resting heart rate and respiratory rate. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, the VOYCE Experience™ offers document storage and access anytime, anywhere, customized reminders, and the ability to set goals. We are continuing to progress toward the launch of VOYCE™ and are in the final stages of experience optimization and obtaining required hardware certifications. As i4c Innovations is an early stage development entity with a unique consumer offering, we have experienced some normal delays with our launch; however we expect VOYCE™ to begin to generate revenue within the three months ending March 31, 2015.

Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by our subsidiary Captira Analytical.

In the three months ended June 30, 2014, we ceased ongoing operations at Intersections Business Intelligence Services, and it qualified for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations. Therefore, we no longer have a Market Intelligence segment.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission. They include the accounts of the company and our subsidiaries. Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014, and Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013, and are presented for all prior periods in our condensed consolidated statements of operations. We determined that the U.S. GAAP requirements were met as we do not have significant continuing involvement in the businesses and their operations and cash flows were eliminated from our ongoing operations. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows. See Note 20 for additional information.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2014 and December 31, 2013 were $542 thousand and $609 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2014, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our condensed consolidated financial statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income approach (discounted cash flow) and market based approach. The market based approach measures the value of an entity through an analysis of recent sales or offerings of comparable companies and using revenue and other multiples of comparable companies as a reasonable basis to estimate our implied multiples. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date. In addition, we consider the uncertainty of realizing the projected cash flows in the analysis.

The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from the functions that reside in Corporate. We performed a detail analysis of our Corporate overhead costs for purposes of establishing the overhead allocation baseline for the projection period. Overhead allocation methods include, but are not limited to, the percentage of the payroll within each reporting unit, allocation of existing support function costs based on estimated usage by the reporting units, and vendor specific costs incurred by Corporate that can be reasonably attributed to a particular reporting unit. These allocations were adjusted over the projected period in our discounted cash flow analysis based on the forecasted changing relative needs of the reporting units. Throughout the forecast period, the majority of Corporate’s total overhead expenses are allocated to our Consumer and Products Services reporting unit. We will continue to review, and possibly refine, these allocation methods as our businesses grow and mature. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

We review long-lived assets, including finite-lived intangible assets, property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting our analysis, we would compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

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

We use the Black-Scholes option-pricing model to fair value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the nine months ended September 30, 2014 and 2013, we did not grant options.

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

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. We consider many factors in our estimated forfeiture rate including, but not limited to, historical actual forfeitures by type of employee and one-time unusual events. We may make changes to that estimate throughout the vesting period based on actual activity. If actual forfeitures occur prior to the vest date and the pre-vest forfeiture amount exceeds the estimated forfeiture rate, we reverse the cumulative share based compensation expense for the unvested grants. In accordance with U.S. GAAP, we ensure that the share based compensation expense is equivalent to actual vestings prior to or at the actual vesting date on a grant by grant basis.

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

We regularly review our investments for indications that fair value is less than the carrying value for reasons that are other than temporary. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (b) a significant adverse change in the regulatory, economic, or technological environment of the investee; (c) a significant adverse change in the general market conditions of either the geographic area or the industry in which the investee operates; (d) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; and (e) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Any adverse change in these factors could have a significant impact on the recoverability of our investments and could have a material impact in our condensed consolidated financial statements.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the nine months ended September 30, 2014. See Note 17 for more information.

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

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, has incurred costs in developing their VOYCETM pet health monitoring platform and service. In early 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. We have incurred, and continue to incur, additional costs for engineering efforts focused on quality control, advanced testing and refining efforts prior to and during the early stages of commercial production. We have capitalized approximately $715 thousand of these costs as assets under construction in our condensed consolidated balance sheets as of September 30, 2014. In addition, we incurred other operating and start-up costs in our Pet Health Monitoring segment, which were expensed in our condensed consolidated statements of operations in the three and nine months ended September 30, 2014.

In the three and nine months ended September 30, 2013, we incurred research and development costs of $2.1 million and $3.4 million, respectively. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations. We included costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

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

In August 2014, an update was made to “Presentation of Financial Statements – Going Concern”. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual periods, and the interim periods within those years, ending after December 15, 2016. Early application is permitted. We will adopt the provisions of this update as of January 1, 2017 and do not anticipate a material impact to our condensed consolidated financial statements.

4. Earnings Per Common Share

Basic and diluted (loss) earnings per common share are determined in accordance with the applicable provisions of U.S. GAAP. Basic (loss) earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share based employee compensation plans and vesting of restricted stock units.

Diluted loss per common share for the three and nine months ended September 30, 2014 excludes options to purchase 2.9 million shares of common stock because they do not have a dilutive effect due to our loss from continuing operations. For the three and nine months ended September 30, 2013, options to purchase 3.2 million and 1.2 million shares of common stock, respectively, have been excluded from the computation of diluted earnings per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic (loss) earnings per common share to diluted (loss) earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
(Loss) income from continuing operations	$(3,906)	$(944)	$(7,579)	$3,700
Loss from discontinued operations	0	(541)	(1,147)	(1,409)

Net (loss) income available to common shareholders—basic and diluted	$(3,906)	$(1,485)	$(8,726)	$2,291

Weighted average common shares outstanding—basic	18,539	18,099	18,455	18,061
Dilutive effect of common stock equivalents	0	0	0	787

Weighted average common shares outstanding—diluted	18,539	18,099	18,455	18,848

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.21)	$(0.05)	$(0.41)	$0.21
Loss from discontinued operations	0.00	$(0.03)	$(0.06)	$(0.08)

Basic (loss) earnings per common share	$(0.21)	$(0.08)	$(0.47)	$0.13

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.21)	$(0.05)	$(0.41)	$0.20
Loss from discontinued operations	0.00	$(0.03)	$(0.06)	$(0.08)

Diluted (loss) earnings per common share	$(0.21)	$(0.08)	$(0.47)	$0.12

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

For financial instruments such as cash and cash equivalents, short-term government debt instruments, trade accounts receivables, notes receivable, notes payable, leases payable and accounts payable, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three and nine months ended September 30, 2014 or in the year ended December 31, 2013. We did not hold any instruments that are measured at fair value on a recurring basis in the three and nine months ended September 30, 2014 and the year ended December 31, 2013. The fair value of our instruments measured on a non-recurring basis during the year ended December 31, 2013, are as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Long-Term Investment
December 31, 2013	$8,384	$0	$0	$8,384	$(1,327)

During the year ended December 31, 2013, we estimated the fair value of our long-term investment in White Sky, Inc. using the income approach based on discounted cash flows to derive the fair value of equity of White Sky. We determined that the fair value of our cost basis investment was less than the carrying value and therefore, we recognized an impairment charge in the year ended December 31, 2013 of approximately $1.3 million, which is included in goodwill, intangible and long-lived asset impairment charges in our consolidated statements of operations. The estimated fair value of our investment is dependent on several significant assumptions, including earnings projections, cost of capital, estimates of the volatility of White Sky’s equity and how long we will hold the investment. Changes to any of these assumptions could have a significant impact in the estimated fair value and in our consolidated financial statements and result in a fair value estimate either higher or lower than our carrying value.

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Prepaid services	$103	$809
Deposits	1,305	0
Other prepaid contracts	3,288	2,813
Other	2,056	1,893

	$6,752	$5,515

7. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 were $6.8 million and $7.1 million, respectively. Amortization of deferred subscription solicitation and commission costs, which is included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended September 30, 2014 and 2013 was $4.1 million and $4.9 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2014 and 2013 was $12.6 million and $14.5 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended September 30, 2014 and 2013, were $1.3 million and $2.0 million, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2014 and 2013 were $6.0 million and $5.8 million, respectively.

8. Property and Equipment

Property and equipment consist of the following as of:

	September 30, 2014	December 31, 2013
	(In thousands)
Machinery and equipment	$21,009	$20,741
Software	36,489	36,302
Software development-in-progress (1)	5,259	2,444
Furniture and fixtures	1,788	1,732
Leasehold improvements	4,362	4,274
Building	725	725
Land	25	25

	69,657	66,243
Less: accumulated depreciation	(55,301)	(51,753)

Property and equipment — net	$14,356	$14,490

(1)	Includes costs associated with software projects which are still in the application development stage as of September 30, 2014 and December 31, 2013, and as such, are not being amortized.

Depreciation of total property and equipment for the three months ended September 30, 2014 and 2013 was $1.3 million and $2.3 million, respectively. Depreciation of total property and equipment for the nine months ended September 30, 2014 and 2013 was $4.3 million and $6.6 million, respectively.

We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. In the nine months ended September 30, 2014, due to discontinued operations, we reduced our property and equipment and associated accumulated depreciation balances by $1.2 million. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the three or nine months ended September 30, 2014 and September 30, 2013.

We record depreciation expense for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Depreciation expense related to internally developed capitalized software for the three months ended September 30, 2014 and 2013 was $250 thousand and $1.1 million, respectively. Depreciation expense related to internally developed capitalized software for the nine months ended September 30, 2014 and 2013 was $1.1 million and $2.8 million, respectively. Gross carrying amounts related to internally developed capitalized software was $30.8 and $29.6 million at September 30, 2014 and December 31, 2013, respectively. Accumulated depreciation related to internally developed capitalized software was $29.1 and $28.4 million at September 30, 2014 and December 31, 2013, respectively. Amortization expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining three months ending December 31, 2014	$197
For the years ending December 31:
2015	756
2016	613
2017	97

Total	$1,663

9. Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. As of September 30, 2014, we own 10.5 million convertible preferred shares of White Sky. We exercised our remaining stock warrants in the year ended December 31, 2013. We may elect to participate in future rounds of funding.

Based on our analysis, we concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis method of accounting. As of September 30, 2014, no indicators of impairment were identified and therefore we did not estimate the fair value of our long-term investment.

During the year ended December 31, 2013, we estimated the fair value of our long-term investment in White Sky using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value at each testing date and therefore, we recognized an impairment charge of approximately $1.3 million during the year ended December 31, 2013, which is included in goodwill, intangible and long-lived asset impairment charges in our consolidated statements of operations.

10. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2014	Impairment	Net Carrying Amount at September 30, 2014
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

	December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2013	Impairment	Net Carrying Amount at December 31, 2013
Consumer Products and Services	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions	1,390	(1,390)	0	0	0

Total Goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

We reviewed quantitative and qualitative factors associated with our respective reporting unit to which goodwill is assigned including, but not limited to, adverse changes to our total subscribers, continued declining revenue, revisions to the earnings projections and a decline in our market capitalization below book value. Based on this analysis, we estimated the fair value of our respective Consumer Products and Services reporting unit as the first step in an interim goodwill impairment test and passed. We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A continued downward trend in one or more of these factors may be an indicator of impairment and could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

Our intangible assets consisted of the following (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(37,231)	$0	$1,460
Marketing related	3,024	(3,024)	0	0
Technology related	2,946	(2,796)	0	150

Total amortizable intangible assets	$44,661	$(43,051)	$0	$1,610

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(34,671)	$0	$4,020
Marketing related	3,024	(3,024)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,511	$(40,491)	$0	$4,020

Intangible assets are amortized over a period of three to ten years. For the three months ended September 30, 2014 and 2013, we incurred aggregate amortization expense of $853 thousand and $865 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, we incurred aggregate amortization expense of $2.6 million and $2.6 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2014	$853
For the years ending December 31:
2015	478
2016	236
2017	43

$1,610

11. Other Assets

The components of our other assets are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Prepaid contracts	$297	$188
Other	907	1,317

Total other assets	$1,204	$1,505

12. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Accrued marketing	$1,146	$1,060
Accrued cost of sales, including credit bureau costs	7,789	7,317
Accrued general and administrative expense and professional fees	5,278	3,609
Insurance premiums	542	609
Estimated liability for non-income related business tax	3,996	553
Other	344	360

Total accrued expenses and other current liabilities	$19,095	$13,508

We may be subject to certain non-income (or indirect) business taxes in various state jurisdictions. In the three months ended September 30, 2014, we received a draft assessment from a state for the underpayment of non-income business taxes for periods 2006 through June 2014 for approximately $1.7 million, which includes interest and penalties. We intend to appeal the final assessment, however, we analyzed all the information available to us in order to make a determination of the probability of a loss including, but not limited to, the applicability of the specific state tax laws to our services, technical merits, relevant historical data, applicable state tax rulings, and the probability of settlement or sustaining in our favor upon appeal. Based upon this analysis, we increased our liability from $622 thousand to $1.5 million during the three months ended September 30, 2014, which is the estimable amount that we believe is probable under U.S. GAAP.

Additionally, we have analyzed our facts and circumstances related to potential obligations in other state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may be liable in other jurisdictions. Therefore, during the three months ended September 30, 2014, we recorded an additional $2.5 million for the estimated underpayment of taxes, penalties and interest for a total liability of $4.0 million as of September 30, 2014. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. To date, we have not been required to make any payments, nor have we received any other assessments.

13. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll	$1,335	$511
Accrued benefits	1,783	2,141
Accrued severance	3,670	545

Total accrued payroll and employee benefits	$6,788	$3,197

In the three months ended September 30, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Consumer Products and Services segment. The plan consists primarily of a workforce reduction, including key leadership positions, which resulted in a restructuring charge of $4.1 million, before income taxes, in the three months ended September 30, 2014. This expense is included in general and administrative expense in our condensed consolidated statements of operations. Of this amount, $2.6 million was incurred in our Consumer Products and Services segment and $1.5 million was incurred in our Corporate business unit. We have made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. The following table summarizes the restructuring activity during the nine months ended September 30, 2014 (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2013	$0
Restructuring expense	4,102
Payments	(572)

Balance at September 30, 2014	$3,530

We expect the remaining reductions to be fully implemented in the year ending December 31, 2015.

In the nine months ended September 30, 2014, we paid severance and severance related benefits unrelated to the restructuring plan of $1.0 million and recorded an additional $627 thousand of expense for severance and severance-related benefits unrelated to the restructuring plan. In the three months ended September 30, 2014, we paid severance and severance related benefits unrelated to the restructuring plan of $367 thousand and did not record any additional expense for severance and severance-related benefits unrelated to the restructuring plan.

14. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining three months ending December 31, 2014	$790	$185
For the years ending December 31:
2015	2,933	712
2016	2,805	439
2017	2,790	332
2018	2,896	305
2019	1,324	0
Thereafter	0	0

Total minimum lease payments	$13,538	1,973

Less: amount representing interest		(205)

Present value of minimum lease payments		1,768
Less: current obligation		(686)

Long-term obligations under capital lease		$1,082

We did not enter into any capital leases in the three and nine months ended September 30, 2014. Rental expenses included in general and administrative expenses were $680 thousand and $2.1 million for the three and nine months ended September 30, 2014, respectively. Rental expenses included in general and administrative expenses were $767 thousand and $2.3 million for the three and nine months ended September 30, 2013, respectively.

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

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer. In or about December 2013, the Office of the West Virginia Attorney General served Intersections Insurance Services Inc. with document requests. Intersections Insurance Services Inc. served objections to those requests in February 2014 and discussions regarding our objections are ongoing.

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

The company may become involved in litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of September 30, 2014, we do not have any significant liabilities accrued for any of the lawsuits mentioned above.

Other

In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB is considering whether to pursue an enforcement action, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order against us. Based upon our analysis of the probability of loss, as well as whether the amount can be reasonably estimated, we have recorded an estimated liability of $125 thousand that represents potential refunds for subscribers and is included in general and administrative expenses in our condensed consolidated statements of operations. It is not possible to predict a potential civil penalty amount, or a range of civil penalty amounts, due to the unique facts and circumstances involved. We have responded to the NORA and, to date, we have not been required to make any payments.

We may be subject to certain non-income (or indirect) business taxes in various state jurisdictions. In the three months ended September 30, 2014, we received a draft assessment from a state for the underpayment of non-income business taxes. We analyzed the probability of this assessment as well as the facts and circumstances related to potential obligations in other state jurisdictions, and recorded a total liability of $4.0 million as of September 30, 2014 for the estimated underpayment of taxes, penalties and interest. See Note 12 for additional information.

15. Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Deferred rent	$2,957	$3,190
Uncertain tax positions, interest and penalties not recognized	1,435	335
Other	136	171

Total other long-term liabilities	$4,528	$3,696

For additional information regarding the change in uncertain tax positions, see Note 17.

16. Debt and Other Financing

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A. Our Credit Agreement initially consisted of a revolving credit facility in the amount of $30.0 million and was secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries were co-borrowers under the Credit Agreement. In the nine months ended September 30, 2014, we entered into several amendments to the Credit Agreement, which adjusted our borrowing availability and financial covenants and did not have a material impact to our condensed consolidated financial statements. We have never had any outstanding borrowings or letters of credit under the Credit Agreement.

Effective September 30, 2014, we terminated our Credit Agreement with Bank of America, N.A. We did not incur any early termination or prepayment penalties as a result of the termination.

Subsequent to the end of the quarter, on October 7, 2014, we entered into a new loan and security agreement (“Loan Agreement”) with Silicon Valley Bank, a California corporation. In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The Loan Agreement provides for a revolving credit facility in the amount of $15.0 million and a maturity date of October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement. Amounts borrowed under the Loan Agreement bear interest, at our option, at either the LIBOR or Prime rate plus an applicable margin ranging from 1% to 3%, depending upon achievement of certain financial metrics.

The Loan Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Loan Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes a co-borrower or guarantor.

Beginning in October 2014, we are also required to maintain compliance with certain financial covenants, which include a minimum liquidity ratio and consolidated EBITDA ratios, as well as customary covenants, representations and warranties, funding conditions and events of default.

17. Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2014 and 2013 was 60.0% and 114.9%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2014 and 2013 was 48.2% and 58.3%, respectively. The decrease from the comparable period is primarily due to the ratio of book expenses that are not deductible for income tax purposes and the increase in loss from operations before income tax. In the nine months ended September 30, 2014, we had certain discrete items related to claimed tax credits that reduced the consolidated effective tax rate that we do not anticipate to re-occur. This was partially offset by the placement of a $2.0 million valuation allowance against the fair value adjustment related to the exercise of our White Sky warrants that occurred in the nine months ended September 30, 2013, which we did not have in the nine months ended September 30, 2014.

In addition, the total liability for uncertain tax positions increased by approximately $1.3 million from December 31, 2013 due to our analysis of the more likely than not position on the tax credits claimed for prior tax years, which is recorded in other long-term liabilities in our condensed consolidated balance sheets. This impacted our consolidated interim effective tax rate for the three and nine months ended September 30, 2014. In addition, we decreased our uncertain tax positions by $155 thousand related to a lapse in statute and decreased interest expense by $18 thousand. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We did not accrue penalties in the three and nine months ended September 30, 2014 and 2013. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements and we reverse cumulative interest recorded when we decrease our uncertain tax positions. In the three and nine months ended September 30, 2014, we reduced interest expense by $14 thousand and $9 thousand, respectively. In the three and nine months ended September 30, 2013, we reduced interest expense by $65 thousand and $54 thousand, respectively.

18. Stockholders’ Equity

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of September 30, 2014, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement.

During the three and nine months ended September 30, 2014, we did not repurchase any shares of common stock. In the three months ended September 30, 2013, we did not repurchase any shares of common stock. In the nine months ended September 30, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million.

Dividends

The following summarizes our dividend activity for the nine months ended September 30, 2014:

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

Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends.

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of September 30, 2014, options to purchase 7 thousand shares were outstanding. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) to be effective immediately prior to the consummation of the initial public offering. The active period for this plan expired on May 5, 2014. The number of shares of common stock that have been issued under the 2004 Plan could not exceed 2.8 million shares of common stock. As of September 30, 2014, options to purchase 803 thousand shares were outstanding. Individual awards under the 2004 Plan took the form of incentive stock options and nonqualified stock options.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The active period for this plan will remain in effect until March 7, 2016, unless terminated by the Board of Directors. The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of September 30, 2014, we have 458 thousand shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.1 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service.

On March 17, 2014 and May 14, 2014, the Board of Directors and stockholders, respectively, approved the 2014 Stock Incentive Plan (the “2014 Plan”). The number of shares of common stock that may be issued under the 2014 Plan may not exceed 3.0 million. As of September 30, 2014, no awards have been made under the 2014 Plan. Individual awards under the 2014 Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock unit awards.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Total share based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and nine months ended September 30, 2014 was $(3) thousand and $111 thousand, respectively. In the three months ended September 30, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation. As the restructuring plan is not yet complete, we expect additional reductions to share based compensation expense as actual forfeitures occur. Total share based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and nine months ended September 30, 2013 was $145 thousand and $765 thousand, respectively.

The following table summarizes our stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2013	1,355,158	$6.49
Canceled	(108,581)	14.39
Exercised	(56,188)	4.08

Outstanding at September 30, 2014	1,190,389	$5.88	$328	4.34

Exercisable at September 30, 2014	1,166,388	$5.73	$328	4.30

There were no options granted during the three and nine months ended September 30, 2014 and 2013, respectively.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $1 thousand and $138 thousand, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $29 thousand and $567 thousand, respectively.

As of September 30, 2014, there was $61 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units

Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and nine months ended September 30, 2014 was $513 thousand and $3.1 million, respectively. In the three months ended September 30, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation. As the restructuring plan is not yet complete, we expect additional reductions to share based compensation expense as actual forfeitures occur. Total share based compensation recognized for restricted stock units, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three and nine months ended September 30, 2013 was $1.5 million and $4.0 million, respectively.

The following table summarizes our restricted stock unit activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life
			(In years)
Outstanding at December 31, 2013	1,884,913	$8.14
Granted	1,296,876	4.38
Canceled	(1,011,366)	6.99
Vested	(415,688)	7.64

Outstanding at September 30, 2014	1,754,735	$6.15	2.85

As of September 30, 2014, there was $8.1 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

19. Related Party Transactions

We have an investment in White Sky and a commercial agreement to incorporate and market each company’s respective services into various product offerings. In addition, we have an agreement with White Sky for them to provide various software development services and pay a commission fee. For the three and nine months ended September 30, 2014, we remitted $10 thousand and $250 thousand related to this agreement. For the three months ended September 30, 2013, we did not remit any payments to White Sky. For the nine months ended September 30, 2013, we remitted $150 thousand related to this agreement. As of September 30, 2014 there were no amounts due to White Sky under these agreements. Development costs are capitalized and included in property and equipment in our condensed consolidated balance sheets and commission costs are included in the condensed consolidated statements of operations.

The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $246 thousand and $610 thousand for the three and nine months ended September 30, 2014. We paid monthly installments totaling $216 thousand and $685 thousand for the three and nine months ended September 30, 2013. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2014, we owed $72 thousand to DMS under this agreement.

We have a separate professional services agreement with DMS under which DMS provides additional development and consulting services pursuant to work orders that are agreed upon by the parties from time to time. We did not remit any payments to DMS in the three or nine months ended September 30, 2014. As of September 30, 2014, there were no amounts due to DMS under this separate service agreement.

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

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$0	$61	$57	$284

Loss before income taxes from discontinued operations	$0	$(943)	$(1,810)	$(2,263)
Income tax benefit	0	402	663	854

Loss from discontinued operations	$0	$(541)	$(1,147)	$(1,409)

The following table summarizes the carrying values of the major assets and liabilities of our discontinued operations (in thousands):

	As of April 30, 2014	As of December 31, 2013
Accounts receivable	$8	$62
Prepaid expenses and other current assets	0	49
Property and equipment, net	49	1,009
Accounts payable	$9	$43
Accrued expenses and other current liabilities	34	145
Accrued payroll and employee benefits	155	55

21. Segment and Geographic Information

In 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with U.S. GAAP, we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into three reportable segments: Consumer Products and Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions such as legal, human resources, finance and internal audit that have not been attributed to a particular segment are reported in Corporate.

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

We are in the early stages of a transformation plan that was announced in August 2014, to reorganize our operations and define a new operating model to focus on maximizing positive cash flow, grow our product lines, and identify and act on cost savings opportunities. We expect the implementation of this transformation plan to result in changes in our segment reporting, which will be made if and when certain activities meet the requirements for segment reporting in accordance with U.S. GAAP.

In the three months ended June 30, 2014, we ceased ongoing operations at Intersections Business Intelligence Services and it qualified for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations. Therefore, we no longer have a Market Intelligence segment.

The following table sets forth segment information for the three and nine months ended September 30, 2014 and 2013:

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three Months Ended September 30, 2014
Revenue	$59,345	$0	$469	$0	$59,814
Depreciation	1,121	28	33	94	1,276
Amortization	853	0	0	0	853
Income (loss) from continuing operations before income taxes	$2,067	$(3,898)	$(64)	$(7,861)	$(9,756)
Three Months Ended September 30, 2013
Revenue	$75,317	$0	$490	$0	$75,807
Depreciation	2,092	2	47	206	2,347
Amortization	865	0	0	0	865
Income (loss) from continuing operations before income taxes	$11,519	$(3,438)	$(94)	$(8,428)	$(441)

Nine Months Ended September 30, 2014
Revenue	$188,657	$0	$1,429	$0	$190,086
Depreciation	3,744	60	113	337	4,254
Amortization	2,559	0	0	0	2,559
Income (loss) from continuing operations before income taxes	$18,245	$(10,415)	$(197)	$(22,255)	$(14,622)
Nine Months Ended September 30, 2013
Revenue	$236,711	$0	$1,379	$0	$238,090
Depreciation	5,852	2	141	565	6,560
Amortization	2,593	0	0	0	2,593
Income (loss) from continuing operations before income taxes	$42,259	$(6,512)	$(334)	$(26,537)	$8,876

As of September 30, 2014
Property and equipment, net	$10,800	$3,063	$124	$369	$14,356
Total assets	$93,704	$4,846	$1,049	$26,378	$125,977

We expect to generate revenue from our VOYCE™ platform and service within the three months ending March 31, 2015 and therefore, our Pet Health Monitoring segment did not generate revenue in the three and nine months ended September 30, 2014 or September 30, 2013.

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Market Intelligence	Corporate	Consolidated
As of December 31, 2013
Property and equipment, net	$11,848	$182	$234	$1,009	$1,217	$14,490
Total assets	$111,987	$695	$798	$1,469	$16,140	$131,089

We generate revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the three months ended September 30, 2014	$52,245	$7,569	$59,814
For the nine months ended September 30, 2014	167,265	22,821	190,086
For the three months ended September 30, 2013	67,891	7,916	75,807
For the nine months ended September 30, 2013	213,702	24,388	238,090

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

Overview

In 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into three reportable segments: Consumer Products and Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in Corporate.

We are in the early stages of a transformation plan that was announced in August 2014, to reorganize our operations and define a new operating model to focus on maximizing positive cash flow, grow our product lines, and identify and act on cost savings opportunities. We expect the implementation of this transformation plan to result in changes in our segment reporting, which will be made if and when certain activities meet the requirements for segment reporting in accordance with U.S. GAAP.

Our Consumer Products and Services segment includes our identity theft protection and credit information management, data breach response, and insurance and membership products and services. Our identity theft protection and credit information management products and services provide multiple benefits to consumers, including access to their credit reports, credit monitoring, educational scores, credit education, reports and monitoring of additional information, identity theft recovery services, identity theft cost reimbursement insurance, and software and other technology tools and services. An individual consumer subscription may include access to some or all of these benefits. Our membership and insurance products and services are offered by our subsidiary, Intersections Insurance Services, and include accidental death and disability insurance and access or purchasing programs for healthcare, home, auto, financial and other services and information. Our consumer products and services historically have been offered through relationships with clients, including many of the largest financial institutions in the United States and Canada, and clients in other industries. In addition, we also offer many of our services directly to consumers. We conduct our consumer direct marketing primarily through online affiliates and search engine marketing. We also may market through other channels, including direct mail, print marketing, telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry.

Our Pet Health Monitoring segment includes VOYCE™, the new platform and service for pet owners, primarily dog owners, provided by our subsidiary, i4c Innovations. VOYCE™ is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators such as activity, rest patterns, calories burned, step count and resting heart rate and respiratory rate. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, the VOYCE Experience™ offers document storage and access anytime, anywhere, customized reminders, and the ability to set goals. We are continuing to progress toward the launch of VOYCE™ and are in the final stages of experience optimization and obtaining required hardware certifications. As i4c Innovations is an early stage development entity with a unique consumer offering, we have experienced some normal delays with our launch; however we expect VOYCE™ to begin to generate revenue within the three months ending March 31, 2015.

Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

In the three months ended June 30, 2014, we ceased ongoing operations at Intersections Business Intelligence Services and it qualified for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations. Therefore, we no longer have a Market Intelligence segment.

Cost Restructuring

In the three months ended September 30, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Consumer Products and Services segment. The plan consists primarily of a workforce reduction, including key leadership positions, which resulted in a restructuring charge of $4.1 million, before income taxes, in the three months ended September 30, 2014. This expense is included in general and administrative expense in our condensed consolidated statements of operations. Of this amount, $2.6 million was incurred in our Consumer Products and Services segment and $1.5 million was incurred in our Corporate business unit. We have made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. The aggregate result of these measures increased severance expense and is expected to decrease cash provided by operations for the remainder of 2014 and through the year ending December 31, 2015, followed thereafter by reductions to cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.

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

Our consumer products and services historically have been offered primarily through relationships with clients. Most of our current subscribers for our products and services were acquired through our financial institution clients in the United States and Canada. We also offer our products and services through clients in other industries, including Internet service providers, retailers and e-commerce companies. In Canada, our products and services are offered through a marketing and distribution relationship with a Canadian company to the customers of financial institution and non-financial institution clients. In recent years, we have added a greater share of new subscribers by marketing directly to consumers through our IDENTITY GUARD® brand and other brands. We conduct our consumer direct marketing primarily through online affiliates and search engine marketing. We also may market through other channels, including direct mail, print marketing, telemarketing and email. We also market our IDENTITY GUARD® products in conjunction with relationships outside the financial services industry.

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

Under most of our client agreements, our clients may reduce or cease marketing of our products or terminate their contracts with us at their discretion. If one or more of our clients reduces or ceases the marketing of our products, we would lose access to additional subscribers and sources of revenue. Our typical contracts for direct marketing arrangements, and some indirect marketing arrangements, provide that after termination of the contract we may continue to provide our services to existing subscribers for periods ranging from two years to indefinite, substantially under the applicable terms in effect at the time of termination. Under certain of our agreements, however, including most indirect marketing arrangements, the clients may require us to cease providing services under existing subscriptions. Clients under most contracts may also require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in allowing continued servicing, including continued billing by those clients. Our clients or others could take certain actions or make changes after the termination or expiration of our agreements which could materially interfere with or limit our ability to continue to provide our services to those subscribers or receive the related revenue.

We historically have depended upon a few large financial institutions in the United States for a significant portion of our new subscriber additions and our revenue. In the nine months ended September 30, 2014 and 2013, approximately 8% and 28%, respectively, of our new subscribers were derived from U.S. financial institutions and approximately 59% and 66%, respectively, of our Consumer Products and Services segment revenue were derived from agreements with U.S. financial institutions. Revenue from subscribers obtained through our largest client, Bank of America, as a percentage of Consumer Products and Services segment revenue, constituted approximately 44% and 43% in the nine months ended September 30, 2014 and 2013, respectively. Our new subscriber additions were 26% lower in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 despite growth in new subscriber additions from consumer direct and non-financial institution clients.

As a result of the review and scrutiny of sales of add-on and other consumer financial products and services, including identity theft protection products, by the Consumer Financial Protection Bureau and other regulators, marketing of our products by Bank of America and our other financial institution clients in the U.S. has been reduced, suspended or terminated, and we currently do not expect a material resumption in the marketing of our products by U.S. financial institutions. Some financial institution clients also have suspended billing of or cancelled certain subscribers, and may suspend billing of or cancel other subscribers. We believe these cancellations and suspensions are based on regulatory actions or changes in the regulatory environment, and others are based on changes in the marketing and customer relationship strategies of our financial institution clients. As a result, our revenue and income from operations in our Consumer Products and Services segment decreased materially in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, and we expect the trend of decreasing revenue and income from U.S. financial institutions to continue for the foreseeable future.

Bank of America has ceased marketing of our services, and the portions of our agreement with Bank of America under which our identity theft protection services were being marketed to prospective subscribers expired on December 31, 2011. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. In October 2013, our servicing of subscribers under our indirect marketing agreement with Chase terminated and we ceased to service approximately 615 thousand subscribers and 216 thousand non-subscriber customers. Since the termination, we continue to receive an immaterial amount of revenue from this arrangement for administrative services. Our indirect marketing agreement with Capital One terminated during the nine months ended September 30, 2014, and Capital One cancelled existing subscriptions effective as of June 30, 2014. Prior to the termination by Capital One, we generated approximately $1.0 million of revenue per month under this agreement. We negotiated an arrangement with Capital One under which we continued to receive transition service fees, subject to certain conditions, through July 31, 2014.

We and our financial institution clients are subject to legal actions and proceedings, including consumer class action litigation and government agency investigations and enforcement actions. Our financial institution clients have taken, and we may take, remedial actions including the issuing of refunds and/or cancellation of subscribers, and our clients may seek indemnification or contribution from us relating to those remedial actions, which could require us to incur substantial expenses, pay damages, fines and penalties, lose subscribers and clients, and change our business practices, any of which could have a material adverse effect on our earnings and cash flow. For example, sales by financial institutions of add-on or ancillary products have been the subject of increasing scrutiny by federal and state regulators. We believe that the OCC, FDIC and CFPB are continuing to review our financial institution clients’ policies and practices with respect to add-on or ancillary products, and their management of third party suppliers like us. The CFPB, OCC and FDIC have entered into public consent orders with Bank of America, Capital One, Chase, Discover and American Express regarding the sales of add-on products, including identity theft protection products. Some parts of these consent orders have focused on the sales and marketing of the products, and others have focused on billing practices with respect to certain consumers who were deemed to have received less than the full benefits of the products. Under these consent orders, financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions and cease marketing of the applicable products until their compliance plans are approved by regulators. For example, on April 7, 2014, Bank of America entered into consent orders with the CFPB and OCC under which Bank of America provided remediation to certain customers of identity theft products for which we are a service provider, as well as identity theft protection products of another service provider, based on allegations of unfairness with respect to how and when those customers were charged. As of September 30, 2014, we have not made any material payments to third parties as a result of remedial actions taken by our financial institution clients or by us. However, as a result of this regulatory environment, we have made, and may make additional changes to our practices and products, we may experience additional subscriber cancellations, and we, or our clients, may be subject to further regulatory or legal actions.

We may continue to incur material costs as a result of this ongoing regulatory review and scrutiny, which could reduce the operating results of our Consumer Products & Services segment and our cash flow provided by operations. We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB is considering whether to pursue an enforcement action, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order against us. Based upon our analysis of the probability of loss and whether the amount can be reasonably estimated, we have recorded an estimated liability of $125 thousand that represents potential refunds for subscribers and is included in general and administrative expenses in our condensed consolidated statements of operations. It is not possible to predict a potential civil penalty amount, or a range of civil penalty amounts, due to the unique facts and circumstances involved. We have responded to the NORA letter and, to date, we have not been required to make any payments. Any finding that we have violated a law or regulation, filing of an enforcement action against us, or entry by us into a consent order or settlement may have a material adverse effect on our business, operations and financial condition. See Note 14, “Commitments and Contingencies—Legal Proceedings” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

In response to the potential effect of these uncertainties on our liquidity, as discussed above, we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Consumer Products and Services segment. See “—Cost Restructuring” above.

Other Data

The following table details other selected subscriber and financial data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Subscribers at beginning of period	2,327	3,787	2,870	4,489
New subscribers—indirect	1	19	8	78
New subscribers—direct	92	107	309	351
Cancelled subscribers within first 90 days of subscription	(36)	(39)	(112)	(139)
Cancelled subscribers after first 90 days of subscription	(149)	(232)	(840)	(1,018)
Reclassified subscribers****	0	0	0	(119)

Subscribers at end of period	2,235	3,642	2,235	3,642
Non-Subscriber Customers	7	234	7	234

Total Customers at end of period	2,242	3,876	2,242	3,876

Indirect subscribers	22.4%	45.5%	22.4%	45.5%
Direct subscribers	77.6%	54.5%	77.6%	54.5%

	100.0%	100.0%	100.0%	100.0%

Cancellations within first 90 days of subscription*	38.2%	30.7%	35.4%	32.3%
Cancellations after first 90 days of subscription**	43.2%	25.5%	43.2%	25.5%
Overall retention***	54.8%	69.6%	54.8%	69.6%

*	Percentage of cancellation within the first 90 days to subscriber additions for the period.
**	Percentage of cancellations greater than 90 days to the number of subscribers at the beginning of the period plus new subscribers during the period less cancellations within the first 90 days on a rolling 12 month basis.
***	On a rolling 12 month basis by taking subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period plus additions for the period.
****	During the three months ended March 31, 2013, we refined the criteria we use to calculate and report the “Other Data” depicted in the table above, resulting in approximately 119 thousand customers being reclassified out of our Subscriber count and into our Non-Subscriber Customers.

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

In prior years, certain of our clients changed their customer billing and cancellation practices related to our products. We believe these changes are a result of inquiries from the federal regulatory agencies that oversee these clients. As of September 30, 2014, we currently have approximately 8 thousand subscribers on billing hold as a result of these changes. The greater than 90 day cancellation percentage is calculated using subscriber counts on a trailing twelve month basis. The trailing twelve months subscriber counts include financial institution portfolio cancellations previously discussed, primarily Chase and Capital One, which contributed to the increase in the percentage in the nine months ended September 30, 2014.

Pet Health Monitoring

Through our subsidiary, i4c Innovations, we are in the process of launching VOYCE™, a new pet health monitoring platform and service. VOYCE™ is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is initially designed for dog owners and is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators such as activity, rest patterns, calories burned, step count and resting heart rate and respiratory rate. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, the VOYCE Experience™ offers document storage and access anytime, anywhere, customized reminders, and the ability to set goals. We believe VOYCE™ uniquely provides a combination of health data monitoring for pets and customized information for pet owners.

We are continuing to progress toward the launch of VOYCE™ and are in the final stages of experience optimization and obtaining required hardware certifications. As i4c Innovations is an early stage development entity with a unique consumer offering, we have experienced some normal delays with our launch; however we expect VOYCE™ to begin to generate revenue within the three months ending March 31, 2015.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2014 and December 31, 2013 were $542 thousand and $609 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill has been assigned to our reporting units for purposes of impairment testing. As of September 30, 2014, goodwill of $43.2 million resides in our Consumer Products and Services reporting unit, resulting from our acquisition of Intersections Insurance Services Inc., which has been evaluated as part of our Consumer Products and Services reporting unit. There is no goodwill remaining in our other reporting units.

In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our condensed consolidated financial statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income approach (discounted cash flow) and market based approach. The market based approach measures the value of an entity through an analysis of recent sales or offerings of comparable companies and using revenue and other multiples of comparable companies as a reasonable basis to estimate our implied multiples. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date. In addition, we consider the uncertainty of realizing the projected cash flows in the analysis.

The estimated fair value of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from the functions that reside in Corporate. We performed a detail analysis of our Corporate overhead costs for purposes of establishing the overhead allocation baseline for the projection period. Overhead allocation methods include, but are not limited to, the percentage of the payroll within each reporting unit, allocation of existing support function costs based on estimated usage by the reporting units, and vendor specific costs incurred by Corporate that can be reasonably attributed to a particular reporting unit. These allocations were adjusted over the projected period in our discounted cash flow analysis based on the forecasted changing relative needs of the reporting units. Throughout the forecast period, the majority of Corporate’s total overhead expenses are allocated to our Consumer and Products Services reporting unit. We will continue to review, and possibly refine, these allocation methods as our businesses grow and mature. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A continued downward trend in one or more of these factors may be an indicator of impairment and could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

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

We review long-lived assets, including finite-lived intangible assets, property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting our analysis, we would compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.

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

We use the Black-Scholes option-pricing model to fair value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the nine months ended September 30, 2014 and 2013, we did not grant options.

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

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. We consider many factors in our estimated forfeiture rate including, but not limited to, historical actual forfeitures by type of employee and one-time unusual events. We may make changes to that estimate throughout the vesting period based on actual activity. If actual forfeitures occur prior to the vest date and the pre-vest forfeiture amount exceeds the estimated forfeiture rate, we reverse the cumulative share based compensation expense for the unvested grants. In accordance with U.S. GAAP, we ensure that the share based compensation expense is equivalent to actual vestings prior to or at the actual vesting date on a grant by grant basis.

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

We regularly review our investments for indications that fair value is less than the carrying value for reasons that are other than temporary. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (b) a significant adverse change in the regulatory, economic, or technological environment of the investee; (c) a significant adverse change in the general market conditions of either the geographic area or the industry in which the investee operates; (d) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; and (e) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Any adverse change in these factors could have a significant impact on the recoverability of our investments and could have a material impact in our condensed consolidated financial statements.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the nine months ended September 30, 2014. See Note 17 for more information.

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

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, has incurred costs in developing their VOYCETM pet health monitoring platform and service. In early 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. We have incurred, and continue to incur, additional costs for engineering efforts focused on quality control, advanced testing and refining efforts prior to and during the early stages of commercial production. We have capitalized approximately $715 thousand of these costs as assets under construction in our condensed consolidated balance sheets as of September 30, 2014. In addition, we incurred other operating and start-up costs in our Pet Health Monitoring segment, which were expensed in our condensed consolidated statements of operations in the three and nine months ended September 30, 2014.

In the three and nine months ended September 30, 2013, we incurred research and development costs of $2.1 million and $3.4 million, respectively. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our condensed consolidated statements of operations. We included costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

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

In August 2014, an update was made to “Presentation of Financial Statements – Going Concern”. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual periods, and the interim periods within those years, ending after December 15, 2016. Early application is permitted. We will adopt the provisions of this update as of January 1, 2017 and do not anticipate a material impact to our condensed consolidated financial statements.

Results of Continuing Operations

In 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with U.S. GAAP, we recast the applicable segment disclosures for the condensed consolidated financial statements. Our products and services are grouped into three reportable segments: Consumer Products and Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in Corporate.

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

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three Months Ended September 30, 2014
Revenue	$59,345	$0	$469	$0	$59,814
Operating expenses:
Marketing	4,867	398	7	0	5,272
Commission	15,705	0	7	0	15,712
Cost of revenue	23,399	165	45	0	23,609
General and administrative	10,779	3,307	441	7,825	22,352
Impairment of goodwill, intangibles and other long-lived assets	0	0	0	0	0
Depreciation	1,121	28	33	94	1,276
Amortization	853	0	0	0	853

Total operating expenses	56,724	3,898	533	7,919	69,074

Income (loss) from operations	$2,621	$(3,898)	$(64)	$(7,919)	$(9,260)

Three Months Ended September 30, 2013
Revenue	$75,317	$0	$490	$0	$75,807
Operating expenses:
Marketing	6,234	0	0	0	6,234
Commission	18,722	0	0	0	18,722
Cost of revenue	26,516	0	25	0	26,541
General and administrative	7,854	3,436	512	8,377	20,179
Impairment of goodwill, intangibles and other long-lived assets	1,327	0	0	0	1,327
Depreciation	2,092	2	47	206	2,347
Amortization	865	0	0	0	865

Total operating expenses	63,610	3,438	584	8,583	76,215

Income (loss) from operations	$11,707	$(3,438)	$(94)	$(8,583)	$(408)

Consumer Products and Services Segment

Our income from operations for our Consumer Products and Services segment decreased significantly in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both decreased marketing and the cancellation of certain subscriber populations, partially offset by decreases in cost of revenue and commission expenses.

	Three Months Ended September 30,
	2014	2013	Difference	%
Revenue	$59,345	$75,317	$(15,972)	(21.2)%
Operating expenses:
Marketing	4,867	6,234	(1,367)	(21.9)%
Commission	15,705	18,722	(3,017)	(16.1)%
Cost of revenue	23,399	26,516	(3,117)	(11.8)%
General and administrative	10,779	7,854	2,925	37.2%
Impairment of goodwill, intangibles and other long-lived assets	0	1,327	(1,327)	(100.0)%
Depreciation	1,121	2,092	(971)	(46.4)%
Amortization	853	865	(12)	(1.4)%

Total operating expenses	56,724	63,610	(6,886)	(10.8)%

Income from operations	$2,621	$11,707	$(9,086)	(77.6)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to continue to halt, reduce or delay marketing. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 27% lower in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. We do not know whether the marketing of our products by financial institutions will resume, or whether, if resumed, they will return to prior levels. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us. Under the notice, Capital One cancelled existing subscriptions, as of September 30, 2014. Prior to the termination, we generated approximately $1.0 million per month under this agreement. We negotiated an arrangement under which we continued to receive transition service fees, subject to certain conditions, through July 31, 2014.

Revenue decreases from U.S. financial institution clients were partially offset by increased revenue from our consumer direct product line as a result of growth in the subscriber base. We expect growth in our subscriber base and increased revenue for the remainder of 2014 for our consumer direct business. We are in ongoing discussions regarding the potential cancellation of service by one of the financial institutions in our Canadian business line, and we do not know whether we will continue servicing the existing portfolio in 2015. We generated $2.6 million of revenue with regards to this arrangement in the three months ended September 30, 2014.

The following table provides details of our consumer products and services revenue and subscriber information for the three months ended September 30, 2014 and 2013, respectively (in thousands):

	Consumer Products and Services Revenue		Percent of Consumer Products and Services Revenue
	2014	2013	2014	2013
Direct marketing arrangements	$54,741	$61,788	92.2%	82.0%
Indirect marketing arrangements	4,604	13,529	7.8%	18.0%

Total Consumer Products and Services Revenue	$59,345	$75,317	100.0%	100.0%

Bank of America	$26,759	$32,283	45.1%	42.9%
Consumer Direct	11,766	10,678	19.8%	14.2%
Canadian business lines	7,569	7,916	12.8%	10.5%
All other clients	13,251	24,440	22.3%	32.4%

Total Consumer Products and Services Revenue	$59,345	$75,317	100.0%	100.0%

	Consumer Products and Services Subscribers		Percent of Consumer Products and Services Subscribers
	2014	2013	2014	2013
Bank of America	801	968	35.8%	26.6%
Consumer Direct	337	293	15.1%	8.0%
Canadian business lines	307	320	13.7%	8.8%
All other clients	790	2,061	35.3%	56.6%

Total Consumer Products and Services Subscribers	2,235	3,642	100.0%	100.0%

Bank of America	0	0	0.0%	0.0%
Consumer Direct	57	57	61.3%	45.2%
Canadian business lines	30	37	32.3%	29.4%
All other clients	6	32	6.5%	25.4%

Total Consumer Products and Services New Subscribers	93	126	100.0%	100.0%

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, radio, television, telemarketing, print and direct mail expenses such as printing and postage. In the three months ended September 30, 2014, approximately 97% of our consumer products and services marketing expenses resulted from marketing activities for consumer direct, insurance services and Canadian subscriber acquisitions. The decrease in marketing expenses is primarily a result of a decrease in marketing for our consumer direct business. We expect our marketing costs to increase as we continue to adjust our strategy mix. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended September 30, 2014 and 2013 were $3.7 million and $4.2 million, respectively. Marketing costs expensed as incurred for the three months ended September 30, 2014 and 2013 were $1.3 million and $2.0 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased slightly to 8.2% in the three months ended September 30, 2014 from 8.3% in the three months ended September 30, 2013.

Commission Expenses. Commission expenses consist of commissions paid to our clients. The decrease is related to a decrease in subscribers from our direct marketing arrangements. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in our financial institution client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 26.5% in the three months ended September 30, 2014 from 24.9% in the three months ended September 30, 2013.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease in cost of revenue is primarily the result of lower volumes of data fulfillment and service costs for subscribers, offset by an increase in the effective rates for data. In addition, we recorded an estimated liability of $3.0 million for the possible underpayment of non-income business taxes. We expect this amount to incrementally increase for the remainder of 2014 and possibly in 2015 as we continue to accrue for underpayments, penalties and interest. Please see Liquidity and Capital Resources for more information.

As a percentage of revenue, cost of revenue increased to 39.4% in the three months ended September 30, 2014 compared to 35.2% in the three months ended September 30, 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs which can be specifically attributed to the Consumer Products & Services segment. The increase is primarily related to an increase in professional fees, legal fees, and personnel-related costs due to severance. In the three months ended September 30, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the three months ended September 30, 2014 and 2013 were $2.6 million and $523 thousand, respectively. We expect the remaining reductions to be fully implemented in the year ending December 31, 2015.

Total share based compensation expense in the three months ended September 30, 2014 and 2013 was $191 thousand and $394 thousand, respectively. In the three months ended September 30, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation. As the restructuring plan is not yet complete, we expect additional reductions to share based compensation expense as actual forfeitures occur. In the three months ended September 30, 2014, we did not incur compensation expense for payments to restricted stock unit holders equivalent to the dividends that would have been received on those shares had they been fully vested. In the three months ended September 30, 2013 we incurred compensation expense of $87 thousand for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 18.2% in the three months ended September 30, 2014 from 10.4% in the three months ended September 30, 2013.

Impairment of goodwill, intangibles and long-lived assets. In the three months ended September 30, 2013, we estimated the fair value of our long-term investment in White Sky using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value and we recognized a non-cash impairment charge of approximately $1.3 million. We did not have an impairment charge related to our long-term investment in White Sky in the three months ended September 30, 2014. As a result of our step one analysis, the fair value of our Consumer Products and Services reporting unit exceeded its carrying value, accordingly we did not have an impairment related to goodwill in the three months ended September 30, 2014.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new assets acquired in the three months ended September 30, 2014.

As a percentage of revenue, depreciation expenses decreased to 1.9% in the three months ended September 30, 2014 and 2.8% in the three months ended September 30, 2013.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

As a percentage of revenue, amortization expenses increased to 1.4% in the three months ended September 30, 2014 from 1.1% in the three months ended September 30, 2013.

Pet Health Monitoring Segment

In the three months ended September 30, 2014, we incurred expenses of approximately $3.9 million on continued engineering efforts, advanced testing, pre-launch advertising and other start-up costs associated with our future launch of VOYCE™ a new pet health monitoring platform and service. VOYCE™ is a platform that connects pets, their owners, and veterinarians with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators such as activity, rest patterns, calories burned, step count and resting heart rate and respiratory rate. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, the VOYCE Experience™ offers document storage and access anytime, anywhere, customized reminders, and the ability to set goals.

We expect revenue and operating costs, including cost of revenue, marketing and ongoing engineering and testing costs to increase as we prepare to launch our new platform and service.

	Three Months Ended September 30,
	2014	2013	Difference	%
Revenue	$0	$0	$0	0.0%
Operating expenses:
Marketing	398	0	398	100.0%
Cost of revenue	165	0	165	100.0%
General and administrative	3,307	3,436	(129)	(3.8)%
Depreciation	28	2	26	1,300.0%

Total operating expenses	3,898	3,438	460	13.4%

Loss from operations	$(3,898)	$(3,438)	$(460)	(13.4)%

Revenue. The Pet Health Monitoring segment is in a pre-revenue stage of development. As i4c Innovations is an early stage development entity with a unique consumer offering, we have experienced some normal delays with our launch; however we expect VOYCE™ to begin to generate revenue within the three months ending March 31, 2015.

Marketing Expenses. Marketing expense consists of subscriber acquisition costs, including pre-launch demonstrations, advertising and printed materials. We incurred, and expect to continue to incur, marketing expenses in our pre-launch efforts of VOYCE™.

Cost of Revenue. Cost of revenue consists of manufacturing and production costs and content data fees associated with our platform and subscription service. We incurred cost of revenue expenses during the pre-launch phase.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The decrease is primarily due to decreased professional and consulting services offset by increased payroll. We continue to incur start-up and other expenses as we prepare to launch our new platform and service later this year.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased in the three months ended September 30, 2014 as new assets were placed into service.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased slightly in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to decreased general and administrative expenses.

	Three Months Ended September 30,
	2014	2013	Difference	%
Revenue	$469	$490	$(21)	(4.3)%
Operating expenses:
Marketing	7	0	7	100.0%
Commission	7	0	7	100.0%
Cost of revenue	45	25	20	80.0%
General and administrative	441	512	(71)	(13.9)%
Depreciation	33	47	(14)	(29.8)%

Total operating expenses	533	584	(51)	(8.7)%

Loss from operations	$(64)	$(94)	$30	31.9%

Revenue. Revenue decreased slightly in the three months ended September 30, 2014. We expect revenue to increase in 2014.

Marketing. Marketing expense increased slightly in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

As a percentage of revenue, marketing expense increased to 1.5% in the three months ended September 30, 2014 compared to zero in the three months ended September 30, 2013.

Commission. Commission expense consists of commissions paid to our clients. We have entered into contractual agreements with our clients that require us to pay commission in certain circumstances. Commission expense increased slightly in the three months ended September 30, 2014 as a result of these new arrangements.

As a percentage of revenue, commission expense increased to 1.5% in the three months ended September 30, 2014 compared to zero in the three months ended September 30, 2013.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

As a percentage of revenue, cost of revenue increased to 9.6% in the three months ended September 30, 2014 compared to 5.1% in the three months ended September 30, 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and program and account functions. General and administrative expenses decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a reduction in payroll expense.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

As a percentage of revenue, depreciation decreased to 7.0% in the three months ended September 30, 2014 compared to 9.6% in the three months ended September 30, 2013.

Corporate

In 2014, we recast our segment presentation to include a Corporate business unit in order to arrive at consolidated amounts. In the three months ended September 30, 2014, our loss from operations of $7.9 million primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment. General and administrative expenses for the three months ended September 30, 2014 and 2013 were $7.8 million and $8.4 million, respectively. The decrease is primarily due to decreased legal fees partially offset by increased consulting and personnel related costs primarily related to severance. In the three months ended September 30, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the three months ended September 30, 2014 were $1.5 million. There were no severance and severance-related costs for the three months ended September 30, 2013. We expect the remaining reductions to be fully implemented in the year ending December 31, 2015.

Total share based compensation expense for the three months ended September 30, 2014 and 2013 was $319 thousand and $1.2 million, respectively. In the three months ended September 30, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation. As the restructuring plan is not yet complete, we expect additional reductions to share based compensation expense as actual forfeitures occur. In the three months ended September 30, 2014, we did not incur compensation expense for payments to restricted stock unit holders equivalent to the dividends that would have been received on those shares had they been fully vested. For the three months ended September 30, 2013, we incurred compensation expense of $277 thousand for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 (in thousands):

The condensed consolidated results of continuing operations are as follows:

	Consumer Products and Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Nine Months Ended September 30, 2014
Revenue	$188,657	$0	$1,429	$0	$190,086
Operating expenses:
Marketing	17,421	1,281	8	0	18,710
Commission	48,769	0	58	0	48,827
Cost of revenue	66,273	393	118	0	66,784
General and administrative	30,874	8,682	1,329	21,794	62,679
Impairment of goodwill, intangibles and other long-lived assets	0	0	0	0	0
Depreciation	3,744	60	113	337	4,254
Amortization	2,559	0	0	0	2,559

Total operating expenses	169,640	10,416	1,626	22,131	203,813

Income (loss) from operations	$19,017	$(10,416)	$(197)	$(22,131)	$(13,727)

Nine Months Ended September 30, 2013
Revenue	$236,711	$0	$1,379	$0	$238,090
Operating expenses:
Marketing	17,956	0	0	0	17,956
Commission	58,917	0	0	0	58,917
Cost of revenue	80,578	0	150	0	80,728
General and administrative	26,255	6,511	1,422	26,058	60,246
Impairment of goodwill, intangibles and other long-lived assets	1,327	0	0	0	1,327
Depreciation	5,852	2	141	565	6,560
Amortization	2,593	0	0	0	2,593

Total operating expenses	193,478	6,513	1,713	26,623	228,327

Income (loss) from operations	$43,233	$(6,513)	$(334)	$(26,623)	$9,763

Consumer Products and Services Segment

Our income from operations in our Consumer Products and Services segment decreased significantly in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both decreased marketing and the cancellation of certain subscriber populations, partially offset by a decrease in cost of revenue and commission expense.

	Nine Months Ended September 30,
	2014	2013	Difference	%
Revenue	$188,657	$236,711	$(48,054)	(20.3)%
Operating expenses:
Marketing	17,421	17,956	(535)	(3.0)%
Commission	48,769	58,917	(10,148)	(17.2)%
Cost of revenue	66,273	80,578	(14,305)	(17.8)%
General and administrative	30,874	26,255	4,619	17.6%
Impairment of goodwill, intangibles and other long-lived assets	0	1,327	(1,327)	(100.0)%
Depreciation	3,744	5,852	(2,108)	(36.0)%
Amortization	2,559	2,593	(34)	(1.3)%

Total operating expenses	169,640	193,478	(23,838)	(12.3)%

Income from operations	$19,017	$43,233	$(24,216)	(56.0)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to continue to halt, reduce or delay marketing. Financial institutions have ceased or significantly decreased their marketing of add-on or ancillary products, including our products, which we believe to be due at least in part to increased regulatory scrutiny of financial institution marketing of add-on products. As a result, our new subscriber additions were 26% lower in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. We do not know whether the marketing of our products by financial institutions will resume, or whether, if resumed, they will return to prior levels. For example, in January 2014, Capital One sent us a notice of its decision to terminate its marketing agreement with us. Under the notice, Capital One cancelled existing subscriptions, as of September 30, 2014. Prior to the termination, we generated approximately $1.0 million per month under this agreement. We negotiated an arrangement under which we continued to receive transition service fees, subject to certain conditions, through July 31, 2014.

Revenue decreases from U.S. financial institution clients were partially offset by increased revenue from our consumer direct product line as a result of growth in the subscriber base. We expect growth in our subscriber base and increased revenue for the remainder of 2014 for our consumer direct business. We are in ongoing discussions regarding the potential cancellation of service by one of the financial institutions in our Canadian business line, and we do not know whether we will continue servicing the existing portfolio in 2015. We generated $7.8 million of revenue with regards to this arrangement in the nine months ended September 30, 2014.

The following table provides details of our consumer products and services revenue and subscriber information for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Consumer Products and Services Revenue		Percent of Consumer Products and Services Revenue
	2014	2013	2014	2013
Direct marketing arrangements	$168,680	$192,112	89.4%	81.2%
Indirect marketing arrangements	19,977	44,599	10.6%	18.8%

Total Consumer Products and Services Revenue	$188,657	$236,711	100.0%	100.0%

Bank of America	$83,595	$102,545	44.3%	43.3%
Consumer Direct	34,837	31,084	18.5%	13.1%
Canadian business lines	22,821	24,388	12.1%	10.3%
All other clients	47,404	78,694	25.1%	33.2%

Total Consumer Products and Services Revenue	$188,657	$236,711	100.0%	100.0%

	Consumer Products and Services Subscribers		Percent of Consumer Products and Services Subscribers
	2014	2013	2014	2013
Bank of America	801	968	35.8%	26.6%
Consumer Direct	337	293	15.1%	8.0%
Canadian business lines	307	320	13.7%	8.8%
All other clients	790	2,061	35.3%	56.6%

Total Consumer Products and Services Subscribers	2,235	3,642	100.0%	100.0%

Bank of America	1	1	0.3%	0.2%
Consumer Direct	183	174	57.7%	40.6%
Canadian business lines	97	112	30.6%	26.1%
All other clients	36	142	11.4%	33.1%

Total Consumer Products and Services New Subscribers	317	429	100.0%	100.0%

Marketing Expenses. In the nine months ended September 30, 2014, approximately 98% of our consumer products and services marketing expenses resulted from marketing activities for consumer direct, insurance services and Canadian subscriber acquisitions. Marketing expenses decreased as compared to the comparable time period; however, we expect our marketing costs to increase as we continue to adjust our strategy mix. Amortization of deferred subscription solicitation costs related to marketing of our products for the nine months ended September 30, 2014 and 2013 were $11.4 million and $12.1 million, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2014 and 2013 were $6.0 million and $5.8 million, respectively, primarily related to broadcast media for our direct to consumer business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 9.2% in the nine months ended September 30, 2014 from 7.6% in the nine months ended September 30, 2013.

Commission Expenses. The decrease is related to a decrease in subscribers from our direct marketing arrangements. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in our financial institution client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 25.9% in the nine months ended September 30, 2014 from 24.9% in the nine months ended September 30, 2013.

Cost of Revenue. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers, offset by an increase in the effective rates for data. In addition, we recorded an estimated liability of $3.1 million for the possible underpayment of non-income business taxes. We expect this amount to incrementally increase for the remainder of 2014 and possibly in 2015 as we continue to accrue for underpayments, penalties and interest. Please see Liquidity and Capital Resources for more information.

As a percentage of revenue, cost of revenue increased to 35.1% in the nine months ended September 30, 2014 compared to 34.0% in the nine months ended September 30, 2013.

General and Administrative Expenses. The increase is primarily related to an increase in professional fees and legal fees, partially offset by personnel related costs, which includes severance. In the nine months ended September 30, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the nine months ended September 30, 2014 and 2013 were $2.6 million and $1.1 million, respectively. We expect the remaining reductions to be fully implemented in the year ending December 31, 2015.

Total share based compensation expense for the nine months ended September 30, 2014 and 2013 were $547 thousand and $1.2 million, respectively. In the nine months ended September 30, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation. As the restructuring plan is not yet complete, we expect additional reductions to share based compensation expense as actual forfeitures occur. In addition, for the nine months ended September 30, 2014 and 2013, we incurred compensation expense of $111 thousand and $257 thousand, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 16.4% in the nine months ended September 30, 2014 from 11.1% in the nine months ended September 30, 2013.

Impairment of goodwill, intangible and long-lived assets. In the nine months ended September 30, 2013, we estimated the fair value of our long-term investment in White Sky using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value and we recognized a non-cash impairment charge of approximately $1.3 million. We did not have an impairment charge related to our long-term investment in White Sky in the nine months ended September 30, 2014. As a result of our step one analysis, the fair value of our Consumer Products and Services reporting unit exceeded its carrying value, accordingly we did not have an impairment related to goodwill in the nine months ended September 30, 2014.

Depreciation. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new assets acquired in the nine months ended September 30, 2014.

As a percentage of revenue, depreciation expenses decreased to 2.0% in the nine months ended September 30, 2014 from 2.5% in the nine months ended September 30, 2013.

Amortization. Amortization expense decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

As a percentage of revenue, amortization expenses increased to 1.4% in the nine months ended September 30, 2014 from 1.1% in the nine months ended September 30, 2013.

Pet Health Monitoring Segment

In the nine months ended September 30, 2014, we incurred expenses of approximately $10.4 million on continued engineering efforts, advanced testing, pre-launch advertising and other start-up costs associated with our future launch of VOYCE™, a new pet health monitoring platform and service.

We expect revenue and operating costs, including cost of revenue, marketing and ongoing engineering and testing costs to increase as we prepare to launch our new platform and service.

	Nine Months Ended September 30,
	2014	2013	Difference	%
Revenue	$0	$0	$0	0.0%
Operating expenses:
Marketing	1,281	0	1,281	100.0%
Cost of revenue	393	0	393	100.0%
General and administrative	8,682	6,511	2,171	33.3%
Depreciation	60	2	58	2,900.0%

Total operating expenses	10,416	6,513	3,903	59.9%

Loss from operations	$(10,416)	$(6,513)	$(3,903)	(59.9)%

Revenue. The Pet Health Monitoring segment is in a pre-revenue stage of development. As i4c Innovations is an early stage development entity with a unique consumer offering, we have experienced some normal delays with our launch; however we expect VOYCE™ to begin to generate revenue within the three months ending March 31, 2015.

Marketing Expenses. Marketing expense consists of subscriber acquisition costs, including pre-launch demonstrations, advertising and printed materials. We incurred, and expect to continue to incur, marketing expenses in our pre-launch efforts of VOYCE™.

Cost of Revenue. Cost of revenue consists of manufacturing and production costs and content data fees associated with our platform and subscription service. We incurred cost of revenue expenses during the pre-launch phase.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The significant increase is primarily due to increased payroll along with professional and consulting services. We continue to incur start-up and other expenses as we prepare to launch our new platform and service later this year. We incurred expenses for severance and severance-related benefits in the nine months ended September 30, 2014 of $305 thousand unrelated to the approved restructuring plan. There were no expenses for severance and severance-related benefits in the nine months ended September 30, 2013.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. Depreciation expense increased in the nine months ended September 30, 2014 as new assets were placed into service.

Bail Bonds Industry Solutions Segment

Our loss from operations in our Bail Bonds Industry Solutions segment decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to decreased general and administrative expenses and a growth in revenue.

	Nine Months Ended September 30,
	2014	2013	Difference	%
Revenue	$1,429	$1,379	$50	3.6%
Operating expenses:
Marketing	8	0	8	100.0%
Commission	58	0	58	100.0%
Cost of revenue	118	150	(32)	(21.3)%
General and administrative	1,329	1,422	(93)	(6.5)%
Depreciation	113	141	(28)	(19.9)%

Total operating expenses	1,626	1,713	(87)	(5.1)%

Loss from operations	$(197)	$(334)	$137	41.0%

Revenue. The increase in revenue is the result of revenue from new clients. We expect revenue to continue to increase in 2014.

Marketing. Marketing expense increased slightly in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

As a percentage of revenue, marketing expense increased to 0.6% in the nine months ended September 30, 2014 compared to zero in the nine months ended September 30, 2013.

Commission. Commission expense consists of commission paid to our clients. We have entered into contractual agreements with our clients that require us to pay commission in certain circumstances. Commission expense increased in the nine months ended September 30, 2014 as a result of these new agreements.

As a percentage of revenue, commission expenses increased to 4.1% in the nine months ended September 30, 2014 compared to zero in the nine months ended September 30, 2013.

Cost of Revenue. Cost of revenue decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

As a percentage of revenue, cost of revenue decreased to 8.3% in the nine months ended September 30, 2014 compared to 10.9% in the nine months ended September 30, 2013.

General and Administrative Expenses. General and administrative expenses decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a reduction in payroll and other expenses.

Depreciation. Depreciation expense decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

As a percentage of revenue, depreciation expense decreased to 7.9% in the nine months ended September 30, 2014 compared to 10.2% in the nine months ended September 30, 2013.

Corporate

In 2014, we recast our segment presentation to include a Corporate business unit in order to arrive at consolidated amounts. In the nine months ended September 30, 2014, our loss from operations of $22.1 million primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of legal, compliance, human resources, finance and internal audit expenses that have not been attributed to a particular segment. General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $21.8 million and $26.1 million, respectively. The decrease is primarily due to decreased legal fees partially offset by increased consulting and personnel related costs primarily related to severance. In the nine months ended September 30, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the nine months ended September 30, 2014 and 2013 were $1.8 million and $292 thousand, respectively. We expect the remaining reductions to be fully implemented in the year ending December 31, 2015.

Total share based compensation expense for the nine months ended September 30, 2014 and 2013 was $2.6 million and $3.6 million, respectively. In the nine months ended September 30, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation. As the restructuring plan is not yet complete, we expect additional reductions to share based compensation expense as actual forfeitures occur. In addition, for the nine months ended September 30, 2014 and 2013, we incurred compensation expense of $320 thousand and $715 thousand, respectively, for payments to restricted stock unit holders equivalent to the ordinary cash dividends that would have been received on these shares had they been fully vested.

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

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$0	$61	$57	$284
Loss before income taxes from discontinued operations	0	(943)	(1,810)	(2,263)
Income tax benefit	0	402	663	854

Loss from discontinued operations	$0	$(541)	$(1,147)	$(1,409)

Interest Expense

Interest expense increased to $257 thousand in the three months ended September 30, 2014 from $15 thousand in the three months ended September 30, 2013. The increase is primarily attributable to interest expense accrued for an estimated non-income business tax liability in the three months ended September 30, 2014.

Interest expense increased to $518 thousand for the nine months ended September 30, 2014 from $179 thousand for the nine months ended September 30, 2013. The increase is primarily attributable to interest expense accrued for an estimated non-income business tax liability and the accelerated amortization of debt financing costs in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Other Income (Expense)

Other expense was $239 thousand in the three months ended September 30, 2014 as compared to $18 thousand in the three months ended September 30, 2013.

Other expense was $377 thousand in the nine months ended September 30, 2014 as compared to $708 thousand in the nine months ended September 30, 2013. The decrease was primarily due to an expense incurred in the nine months ended September 30, 2013 associated with reducing the value of our long-term investment that did not occur in the nine months ended September 30, 2014.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2014 and 2013 was 60.0% and 114.9%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2014 and 2013 was 48.2% and 58.3%, respectively. The decrease from the comparable period is primarily due to the ratio of book expenses that are not deductible for income tax purposes and the increase in loss from operations before income tax. In the nine months ended September 30, 2014, we had certain discrete items related to claimed tax credits that reduced the consolidated effective tax rate that we do not anticipate to re-occur. This was partially offset by the placement of a $2.0 million valuation allowance against the fair value adjustment related to the exercise of our White Sky warrants that occurred in the nine months ended September 30, 2013, which we did not have in the nine months ended September 30, 2014.

In addition, the total liability for uncertain tax positions increased by approximately $1.3 million from December 31, 2013 due to our analysis of the more likely than not position on the tax credits claimed for prior tax years, which is recorded in other long-term liabilities in our condensed consolidated balance sheets. This impacted our consolidated interim effective tax rate for the three and nine months ended September 30, 2014. In addition, we decreased our uncertain tax positions by $155 thousand related to a lapse in statute and decreased interest expense by $18 thousand. We record income tax penalties related to uncertain tax positions as part of our income tax expense in our condensed consolidated financial statements. We did not accrue penalties in the three and nine months ended September 30, 2014 and 2013. We record interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements and we reverse cumulative interest recorded when we decrease our uncertain tax positions. In the three and nine months ended September 30, 2014, we reduced interest expense by $14 thousand and $9 thousand, respectively. In the three and nine months ended September 30, 2013, we reduced interest expense by $65 thousand and $54 thousand, respectively.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $11.5 million as of September 30, 2014 compared to $20.9 million as of December 31, 2013. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of September 30, 2014 was $16.1 million compared to $21.1 million as of December 31, 2013. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer products and services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include cash and cash equivalents, cash provided by operations, amounts available (if any) under our Loan Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management and bank borrowing capacity. We had a working capital surplus of $20.4 million as of September 30, 2014 compared to $26.3 million as of December 31, 2013.

We believe that we have sufficient cash provided by operations, cash on hand and borrowing availability to fund our anticipated working capital and other cash requirements for the next twelve months. However, if there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliance with all of the covenants under our Loan Agreement, our liquidity could be negatively affected.

	Nine Months Ended September 30,
	2014	2013	Difference
	(In thousands)
Cash flows provided by operating activities	$2,630	$17,408	$(14,778)
Cash flows used in investing activities	(5,818)	(4,920)	(898)
Cash flows used in financing activities	(6,243)	(17,531)	11,288

Net decrease in cash and cash equivalents	(9,431)	(5,043)	(4,388)
Cash and cash equivalents, beginning of period	20,920	25,559	(4,639)

Cash and cash equivalents, end of period	$11,489	$20,516	$(9,027)

The decrease in cash flows provided by operations was the result of the decrease in revenue and an increase in income tax payments partially offset by decreases in fulfillment costs due to lower subscriber counts. In addition, our cash flows provided by operations decreased due to our continued cash investments in our i4c Innovations subsidiary. We expect to continue to fund the growth and development of i4c Innovations, as well as continue to expand our consumer direct marketing.

In the three months ended September 30, 2014, our Board of Directors approved the restructuring plan to streamline operations and reduce the cost structure in our Corporate business unit and Consumer Products and Services segment. As a result of the associated workforce reduction, we incurred a restructuring charge of $4.1 million, before income taxes. We expect the remaining reductions to be fully implemented in the year ending December 31, 2015. See “— Cost Restructuring” for further discussion.

The slight increase in cash flows used in investing activities for the nine months ended September 30, 2014 was attributable to the increase in purchases of property and equipment primarily for our Pet Health Monitoring segment partially offset by an exercise of warrants in White Sky in the nine months ended September 30, 2013, which did not occur in the nine months ended September 30, 2014.

In the nine months ended September 30, 2013, we had a cash distribution for the vesting of restricted stock units and purchased treasury stock, which did not occur in the nine months ended September 30, 2014 and therefore, contributed to the decrease in cash flows used in financing activities in the nine months ended September 30, 2014. In addition, our cash dividend payments decreased in the nine months ended September 30, 2014 to $3.7 million from $10.8 million in the nine months ended September 30, 2013.

The following summarizes our dividend activity for the nine months ended September 30, 2014:

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

Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends.

Credit Facility and Borrowing Capacity

On November 16, 2012, we entered into an amended and restated Credit Agreement with Bank of America, N.A. Our Credit Agreement initially consisted of a revolving credit facility in the amount of $30.0 million and was secured by substantially all of our assets and a pledge by us of the equity interests we hold in certain of our subsidiaries. Our subsidiaries were co-borrowers under the Credit Agreement. In the nine months ended September 30, 2014, we entered into several amendments to the Credit Agreement, which adjusted our borrowing availability and financial covenants and did not have a material impact to our condensed consolidated financial statements. We have never had any outstanding borrowings or letters of credit under the Credit Agreement.

Effective September 30, 2014, we terminated our Credit Agreement with Bank of America, N.A. We did not incur any early termination or prepayment penalties as a result of the termination.

Subsequent to the end of the quarter, on October 7, 2014, we entered into a new loan and security agreement (“Loan Agreement”) with Silicon Valley Bank, a California corporation. In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The Loan Agreement provides for a revolving credit facility in the amount of $15.0 million and a maturity date of October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement. Amounts borrowed under the Loan Agreement bear interest, at our option, at either the LIBOR or Prime rate plus an applicable margin ranging from 1% to 3%, depending upon our level of achievement of certain financial metrics.

The Loan Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than guarantors under the Loan Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes a co-borrower or guarantor.

We are required to maintain compliance under the Loan Agreement on a monthly basis with a minimum liquidity ratio (defined as (a) the sum of (i) our consolidated cash and cash equivalents plus (ii) our consolidated net billed accounts receivable divided by (b) our consolidated obligations to the lender) measured as of the end of each month of at least 2.25:1.00. We are also required to maintain compliance on a quarterly basis with a specified minimum consolidated EBITDA (as defined in the Loan Agreement and adjusted for certain non-cash, non-recurring and other items) for the trailing twelve months ending on the last day of the applicable quarter, as follows:

Fiscal Quarters Ending	Minimum EBITDA
Each fiscal quarter ending during the period commencing on October 1, 2014 through June 30, 2015	$3,000,000

Each fiscal quarter ending during the period commencing on July 1, 2015 through December 31, 2015	$7,000,000

The fiscal quarter beginning on January 1, 2016 and each fiscal quarter thereafter	$10,000,000

The Loan Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and insolvency defaults, material judgment defaults, attachment defaults, ERISA defaults and change of control defaults.

We are currently in compliance with all of the covenants under the Loan Agreement and able to borrow the full $15.0 million available under the Loan Agreement. Failure to comply with any of the covenants under our Loan Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. In the future, we may take actions including but not limited to delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of our credit agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Loan Agreement, our ability meet our future capital requirements and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Loan Agreement.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of September 30, 2014, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement.

During the three and nine months ended September 30, 2014, we did not repurchase any shares of common stock. In the three months ended September 30, 2013, we did not repurchase any shares of common stock. In the nine months ended September 30, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million.

Other

In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary NORA process, the CFPB is considering whether to pursue an enforcement action, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order against us. Based upon our analysis of the probability of loss, as well as whether the amount can be reasonably estimated, we have recorded an estimated liability of $125 thousand that represents potential refunds for subscribers and is included in general and administrative expenses in our condensed consolidated statements of operations. It is not possible to predict a potential civil penalty amount, or a range of civil penalty amounts, due to the unique facts and circumstances involved. We have responded to the NORA and, to date, we have not been required to make any payments.

We may be subject to certain non-income (or indirect) business taxes in various state jurisdictions. In the three months ended September 30, 2014, we received a draft assessment from a state for the underpayment of non-income business taxes for periods 2006 through June 2014 for approximately $1.7 million, which includes interest and penalties. We intend to appeal the final assessment, however, we analyzed all the information available to us in order to make a determination of the probability of a loss including, but not limited to, the applicability of the specific state tax laws to our services, technical merits, relevant historical data, applicable state tax rulings, and the probability of settlement or sustaining in our favor upon appeal. Based upon this analysis, we increased our liability from $622 thousand to $1.5 million during the three months ended September 30, 2014, which is the estimable amount that we believe is probable under U.S. GAAP.

Additionally, we have analyzed our facts and circumstances related to potential obligations in other state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may be liable in other jurisdictions. Therefore, during the three months ended September 30, 2014, we recorded an additional $2.5 million for the estimated underpayment of taxes, penalties and interest for a total liability of $4.0 million as of September 30, 2014. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. To date, we have not been required to make any payments, nor have we received any other assessments.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we are working to transition to the 2013 Framework by the end of 2014.

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

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer. In or about December 2013, the Office of the West Virginia Attorney General served Intersections Insurance Services Inc. with document requests. Intersections Insurance Services Inc. served objections to those requests in February 2014 and discussions regarding our objections are ongoing.

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

We may need to raise additional funds in the future in order to operate and expand our business. Our ability to meet our future capital requirements and grow our business by investing in and marketing our products and services, including our VOYCE™ pet health monitoring platform and service, could be materially adversely affected if we are unable to maintain borrowing availability under our new Loan Agreement or otherwise obtain financing in the future. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. Our inability to obtain additional financing could have a material adverse effect on our financial condition.

We cannot provide assurance that we will maintain compliance with the financial and other restrictive covenants under our Loan Agreement for future periods, or, if necessary, be able to amend the covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future.

Failure to comply with any of the covenants under our Loan Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. In the future, we may take actions including but not limited to delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of our credit agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Loan Agreement, our ability meet our future capital requirements and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Loan Agreement.

We cannot assure you that we will continue to declare dividends or have the available cash to make dividend payments, which could cause our stock price to decline.

We continue to monitor our dividend policy. Under our new Loan Agreement, we are prohibited from declaring and paying ordinary cash dividends. The declaration, amount and payment of any dividends is at the sole discretion of our Board of Directors. We are not obligated under any applicable laws, our governing documents or any contractual agreements or otherwise to continue to declare or pay any dividends. Our Board of Directors may take into account, among other things, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, available financing alternatives, plans for expansion, general economic conditions, tax, legal, regulatory and contractual restrictions and implications, including under any outstanding debt documents, and such other factors as our Board of Directors may deem relevant in determining whether to declare or pay any dividend. As a result, in the absence of dividends, you will not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our strategy depends significantly on our ongoing plans to reorganize and refocus our product lines. Failure to successfully implement our new plans could have a material adverse effect on our financial condition, results of operations and future growth.

In the third quarter of 2014, the Board of Directors approved, and we initiated, a detailed plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Consumer Products and Services segment. The plan consists primarily of a workforce reduction of approximately 50-60 employees, or 9%-11% of the Company’s total employees, including key leadership positions. The plan resulted in a restructuring charge of $4.1 million, before income taxes, in the third quarter of 2014, and we may incur additional restructuring charges related to the actions described above. Although we cannot currently predict the amount or timing of these other charges at this time, these additional charges could be material. In addition, the continued implementation of the streamlining plan may be delayed, including as a result of labor and employment laws, rules and regulations, the plan may not result in the anticipated benefits or cost savings, the plan may negatively impact our ability to successfully operate our business or retain our key employees.

We are continuing to incur substantial expenses and have experienced some delays as we progress toward the launch of VOYCE™. There can be no assurances that we will launch VOYCE™ in the timeframe that we anticipate, or that VOYCE™ will be successful.

We have committed significant resources to the development and launch of VOYCE™, our new platform and service for pet owners. VOYCE™ is an early stage development entity with a unique product offering, and we have experienced certain delays with our anticipated launch. We may encounter further delays in our anticipated timeframe to launch VOYCE™, which could impede the success of our efforts or result in unforeseen liabilities or expenses. As a result of delays, or for other reasons, including lack of product acceptance, our continued investment in VOYCE™ may not be successful in generating future revenue or profits on our projected timeframe, or at all.

Item 6. Exhibits

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

INTERSECTIONS INC.

Date: November 12, 2014	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer