Form 10-K
period 2014-12-31
INTERSECTIONS INC
filed 2015-03-27
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $47.1 million based on the last sales price quoted on The NASDAQ Global Market.

As of March 5, 2015, the registrant had 23,064,124 shares of common stock, $0.01 par value per share, issued and 19,868,860 shares outstanding, with 3,195,264 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2015 annual meeting of stockholders to be held on or about May 13, 2015.

INTERSECTIONS INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation and are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements reflect current views about our plans, strategies and prospects, which are based upon the information currently available and on current assumptions. Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from our expectations contained in our forward-looking statements. These factors include, but are not limited to:

•	our ability to execute our previously announced transformation plan to increase our revenue and grow our profitability without new sales through U.S. financial institutions;

•	our ongoing plans to reorganize the company and refocus our product lines, which may include our incurring additional restructuring and/or goodwill impairment charges;

•	our ability to continue our business and operations strategy, including growth through existing channels, products and services, development of new channels, products and services, investments in new technology, and acquisitions;

•	the impact of foreign, federal, state and local laws and regulation, including laws and regulation affecting consumer marketing, financial products and services, consumer products and services, privacy, credit information, insurance and healthcare;

•	the outcome and effect of the regulatory scrutiny of the sales, marketing and administration of add-on products by financial institutions and of credit monitoring products;

•	whether financial institution clients continue to cancel subscribers;

•	whether our marketing with non-financial institution clients, our consumer direct marketing, and our investments in new products and services, will be successful in replacing the subscribers and revenue we continue to lose through cancellations by financial institutions;

•	our ability to control costs;

•	our needs for additional capital to grow our business, including our ability to maintain borrowing availability under our loan agreement;

•	whether our VOYCE™ product will be successful at all, or on our projected timeframe and within our projected future costs;

•	whether we realize the planned benefits from our March 2015 acquisition of Health at Work Wellness Actuaries LLC or future acquisitions or investments;

•	our ability to maintain secure systems and protect private data;

•	the impact of competition; and

•	our ability to attract and retain qualified personnel.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the caption “Risk Factors.” You should read these factors and other cautionary statements as being applicable to all related forward-looking statements wherever they appear. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We have no intention and undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

MARKET DATA AND INDUSTRY INFORMATION

This report includes industry data and forecasts that we obtained from industry publications and surveys, public filings and internal company sources. Although industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, we have not independently verified such third party information. While we are not aware of any misstatements regarding our market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in this report.

PART I

ITEM 1.	BUSINESS

Our business principally helps consumers manage personal information and risks through subscription services. We operate today in four reportable segments: Personal Information Services, Insurance and Other Consumer Services, Pet Health Monitoring, and Bail Bonds Industry Solutions. These segments reflect our growth strategy, as follows:

•	Personal Information Services. Our Personal Information Services business segment focuses on helping consumers understand, monitor, manage and protect against the risks associated with their personal information. Our growth strategy is to build our IDENTITY GUARD® brand by expanding our service offerings and by acquiring subscribers through both marketing relationships and consumer direct marketing, while continuing to provide excellent service for our existing subscribers. This business segment previously was part of our Consumer Products and Services segment.

•	Insurance and Other Consumer Services. Our Insurance and Other Consumer Services business segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals. In March 2015 we acquired substantially all of the assets of Health at Work Wellness Actuaries LLC, which designs wellness-driven health plans and engagement programs for employers, insurers and wellness groups. Our growth strategy is to build this segment through a combination of innovative insurance and non-insurance services for consumers, employers and the insurance industry. This business segment also previously was part of our Consumer Products and Services segment.

•	Pet Health Monitoring. Our Pet Health Monitoring business segment focuses on VOYCE™, our recently launched pet wellness product and service. Our growth strategy is to grow this segment by developing and expanding the capabilities of the VOYCE™ product and by increasing its sales in both the consumer and veterinary markets.

•	Bail Bonds Industry Solutions. Our Bail Bonds Industry Solutions business segment focuses on technology support for the bail bonds industry. Our growth strategy is to continue to increase acceptance of our technology solutions in the bail bonds industry and develop innovative solutions that may be used in the bail bonds industry and related industries.

In the latter half of 2014, we took steps to align our business with our new strategy by streamlining our operations and reducing the cost structure primarily in our historic Consumer Products and Services segment and our Corporate business unit. The cost management steps consisted primarily of key management changes and a workforce reduction, which were intended to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. We reduced our annualized cost base by approximately $14.0 million, and we incurred a one-time restructuring charge of $3.8 million, before income taxes, in the year ended December 31, 2014. We are continuing to review and adjust our cost base in 2015 and we may incur additional restructuring charges related to the actions described above or subsequent actions.

We were incorporated in Delaware in 1999. Our principal executive offices are located at 3901 Stonecroft Boulevard, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our web site address is www.intersections.com. We make available on this web site at www.intersections.com, under “Investors and Media,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

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

Personal Information Services

Our Personal Information Services segment, which previously was part of our Consumer Product and Services segment, constituted approximately 92% of our revenue in the years ended December 31, 2013 and 2014.

Products and Services

Our personal information and identity theft protection services help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our current services include: credit reports, credit monitoring, educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new accounts and Internet risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft information and recovery services. We are continuing to develop innovative new services to address the increasing awareness by consumers of the risks associated with their personal information.

Marketing and Distribution

Our services historically were marketed primarily through financial institutions in the U.S. and Canada. Our strategy to reignite growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the United States and Canada, and growing our non-financial institution marketing and distribution relationships in the U.S. and our financial institution and non-financial institution relationships in Canada.

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

In both the Personal Information Services and Insurance and Other Consumer Services segments, almost all marketing of our products by financial institution clients has been terminated. Some of our financial institution clients also have cancelled existing customer subscriptions, and more may be cancelled in the future. Our right to continue to service subscribers after termination of a contract by a financial institution varies based on the specific contract. Under some contracts, we may continue to provide our services to the existing subscribers for varying time periods depending on the contract. Under other contracts, the financial institution may require us at any time to cease providing services under existing subscriptions. Financial institutions under most contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to continue to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in continued servicing, including continued billing by those clients.

In 2013 and 2014, approximately 28% and 7%, respectively, of new subscribers in our Personal Information Services segment, and approximately 73% and 66%, respectively, of our Personal Information Services segment revenue, were derived from our historical agreements with U.S. financial institutions, with revenue from our largest client, Bank of America, constituting approximately 45% and 46% of our Personal Information Services segment revenue in 2013 and 2014, respectively. In 2011, Bank of America ceased marketing of our services. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers.

Sources of Supply

Under our agreements with Equifax, Experian and TransUnion, we purchase data for use in providing our services to consumers. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days’ notice, respectively. The contract with Equifax expires on February 1, 2016. Each of these credit reporting agencies competes with us in providing credit information and identity theft protection services to consumers.

We have entered into contracts with several other providers of data and analytics, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. In certain contractual arrangements, we pay non-refundable license fees in exchange for the limited exclusive rights to use the data. We routinely review the effectiveness and cost of these exclusivity agreements in conjunction with our projected data usage and business forecasts.

Competition

The markets for our Personal Information Services segment are highly competitive. We believe that our principal competitors for our Personal Information Services segment include the following companies and their subsidiaries or affiliates: Equifax; Experian; TransUnion; Affinion; Fair Isaac; and Lifelock; and Davis & Henderson in Canada. We compete with these firms to provide our services to our clients’ customers and our direct subscribers. Many of our competitors and potential competitors have substantially more financial, technical and human resources than we do. In addition, these and other potential competing products may benefit from greater brand recognition and brand loyalty than we have or may achieve. Other competitors that we believe to be smaller are also in the market, and others may enter the market. We also purchase credit data from our competitors Equifax, Experian and TransUnion. One or more of the credit reporting agencies or others may decline to provide to us all of the data or features that they may provide to consumers, which could have an adverse effect on our ability to compete for those consumers.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment, which also was previously included in our Consumer Products and Services segment, constituted approximately 7% of our revenue in each of the years ended December 31, 2013 and 2014.

Products and Services

This segment historically has marketed and administered insurance and membership products for consumers on a subscription basis. These products are mainly sold as a monthly recurring subscription service, with retail price points ranging from $5.99 to $25.99 per month. This segment also includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC of designing wellness-driven health plans and engagement programs.

Marketing and Distribution

As in our Personal Information Services segment, almost all marketing of this segment’s products through financial institutions has terminated. Financial institutions have cancelled some or part of various customer portfolios and further cancellations may occur in the future. Our right to continue to service customers after a financial institution contract terminates varies by contract, similar to the financial institution contracts for our Personal Information Services segment.

In addition to servicing existing subscribers for our insurance and membership products, we are continuing to market certain of our existing products through consumer direct marketing and through marketing and distribution relationships outside of financial services. We also plan to provide and grow our new health and wellness services business, and to develop new forms of insurance products and non-insurance services for the consumer and employer markets.

Sources of Supply

Our insurance products are sold and administered pursuant to contracts with insurance companies. In order to engage in these activities, we are required by state insurance regulations to maintain various individual and company licenses granted and regulated by state insurance departments.

Most of our other products are provided through contracts with third party suppliers. We are dependent on those suppliers in order to continue to provide our services. We believe that these contracts could be replaced if any one or more of our current contracts or sources of supply were to fail.

Competition

Our main competitors include TruPanion, VPI, Finicity and Legal Zoom.

Pet Health Monitoring

Products and Services

VOYCE™ is our pet health monitoring platform and information management service that collects, translates, monitors and distributes wellness indicators to veterinarians, the service industry for dogs, and consumers including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, and caloric burn. We aid consumers in monitoring their pet’s well-being and provide valuable data and insight to them and veterinarians in a manner we believe never previously available. Data collected from our proprietary wearable pet health band is translated and coupled with content written by top dog care experts exclusively for VOYCE™ to create a professional, highly relevant, personalized customer experience. The platform also offers the ability to store medical records, set reminders, and create and track goals. The experience optimization for the launch is now final and the required hardware certifications were obtained in 2014 and we began fulfilling customer orders and accepting subscribers during the three months ending March 31, 2015.

The VOYCE™ band is designed with the pet’s comfort in mind. It collects pet wellness and vital sign indication data using proprietary, non-invasive, radio frequency based technology, together with an accelerometer, an onboard microcomputer and specialized algorithms. This data is transmitted from the band to our cloud based system via WiFi or Bluetooth, where it is translated, stored and available to be viewed by the pet owner or veterinarian. The comprehensive platform also contains exclusive veterinarian reviewed content created by a panel of expert advisors and contributors.

Overview of Market

According to the American Pet Products Association, spending on pets will top $58 billion in 2014, up nearly 52% since 2006. We believe that the human-animal bond drives much of this spending and remains a key driver across retail, online, and in veterinary clinics. Research suggests no signs of this trend slowing down, especially given that pets have become a staple in many homes with 68% of U.S. households owning pets—178 million of which are dogs and cats. In a 2013 study, the Labor Department found that, despite recession-based cutbacks in overall household spending, Americans have continued to spend on pets with the average household spending over $500 annually. Of all expenditures on pets, increased healthcare spending was the strongest trend.

Marketing and Distribution

Our initial marketing efforts are directed at dog owners and veterinarians in the U.S., which is a segment of a large and growing marketplace where consumers are spending increasing amounts on their pets. We market VOYCE™ through a variety of channels including direct on-line sales, referral partners, veterinarians, selected brick and mortar and e-commerce retail partners, and other distribution partners. We are targeting dogs that weigh more than twenty pounds in our initial launch with planned expansion to additional animals in the future.

Sources of Manufacturing and Supply

We have contracted with Sanmina Corporation, a well-established top tier equipment manufacturer, to manufacture and assemble our product. Sanmina sources substantially all of the various components and raw materials for the product from suppliers in Asia and other global regions, and we depend on these components and raw materials, including certain electronic parts, to manufacture and assemble our product. Our product includes off-the-shelf and custom-made components produced to our specifications by various third parties. We place manufacturing orders and remit payment for the finished goods to Sanmina, which includes Sanmina’s manufacturing costs. To date, we have not experienced any significant delays in timing or volatility in the prices of these components and raw materials, however, there can be no assurances we will not do so in the future.

The arrangement with Sanmina may be terminated by Sanmina at any time upon 90 days’ written notice, or earlier under certain circumstances. Our agreement with Sanmina contains a limitation on liability that applies equally to both us and Sanmina. We may periodically test quality at Sanmina’s facility and obtain quality inspection reports. We plan to manufacture products based upon internal sales forecasts and to deliver products to customers and distributors within a short time from receipts of the purchase orders.

We believe that this relationship provides us with the ability to effectively operate and build our VOYCE™ business by allowing us to focus our efforts on the development of our technology and our products while offering us significant scale-up capacity. We believe that our arrangements with Sanmina and our suppliers of raw materials are sufficient to support our potential capacity needs for the foreseeable future. Alternative manufacturers or component sources may be available, but any disruption in our manufacturing or our component sourcing relationships could have an adverse effect on our ability to deliver our product, increase costs and limit our ability to meet our sales commitments.

Our technology is reliant upon a perpetual, worldwide, exclusive license for non-human application of ultra-wideband technologies for sensing and monitoring vital signs including heart rate and respiration. Any interference with our right to use the licensed technology would have a material adverse effect on our ability to provide our product. See “Intellectual Property” for further information.

Competition

The market for wearable health and activity tracking devices for pets is a new and emerging market. We believe our competitors today are a relatively small group of early stage companies. Unlike VOYCE™, we believe the data tracked by our current competitors is limited to certain pet activities rather than providing a platform centered around pet health and well-being. We expect new competitors to emerge as this market develops. As the development and commercialization of products in the pet market is highly competitive, we anticipate competition could range from start-up, venture capital backed companies, to major pharmaceutical, pet food and other specialty pet health companies. Our competitors and potential competitors could have substantially more financial, technical and human resources skills than we do. Many also could have far more experience than we have in the development, manufacture, regulation and worldwide commercialization of consumer products, including in the pet space. In addition, these and other potential competing products may benefit from greater brand recognition and brand loyalty than any that our product candidates may achieve. Accordingly, there is no assurance that we and our products can compete effectively.

Bail Bonds Industry Solutions

This segment’s operating results do not significantly impact our consolidated financial results.

Services

Through our subsidiary, Captira Analytical, we provide automated service solutions for the bail bonds industry. These services include data management, bookkeeping, accounting, reporting, and decision making tools which allow bail bondsmen, general agents and sureties to run their offices more efficiently, to exercise greater operational and financial control over their businesses, and to make better decisions.

Marketing and Distribution

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

Sources of Supply

Among the functionality offered by this segment to its customers is the ability to retrieve reports and other data for use in evaluating and managing bail bonds and bail bond applications. To provide these reports, the business utilizes a combination of public and proprietary information and technology.

Competition

We believe that this segment is the only provider of an integrated suite of bail bonds industry office automation and decision support tools of comparable scope. This segment competes in part with providers of a limited suite of bail bonds industry tools such as Creative Software Solutions, Bailbooks and others.

Government Regulation

Government laws and regulations that may affect our business include, but are not limited to, the following:

Laws Governing Consumer Marketing, Product Distribution and Administration

Marketing, distribution and ongoing administration of our consumer products and services are subject to various federal and state laws, depending on the circumstances, including the federal Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, CAN-SPAM Act, Electronic Fund Transfer Act, U.S. Card Act, and both federal and state laws prohibiting unfair, deceptive or abusive practices or requiring disclosure of information about various products and services. Similar but not necessarily identical laws and regulations govern our business in Canada, and include both federal and provincial laws.

Other state or federal laws may apply, depending on the nature of the products and services or marketing channel or method. For example, the insurance products sold and administered by our Insurance and Other Consumer Services segment are subject to state insurance laws, including license requirements and oversight and other restrictions and requirements regarding the sale and administration of insurance and some of our products are governed by state laws governing discount medical plans or other programs.

In December of 2014, the U.S. Federal Communications Commission (“FCC”) approved the equipment authorization application of our wholly-owned subsidiary, i4c Innovations Inc. (“i4c”) for the VOYCETM band. In its application, i4c demonstrated compliance with the FCC’s technical rules governing Part 15 operations, including those applicable to Ultra-Wideband (“UWB”), Wireless Local Area Networks (“WLAN”), and Bluetooth technologies. This FCC equipment authorization permits i4c to market the VOYCETM band within the United States. Similar regulatory equipment authorization processes exist worldwide. Companies seeking to export and market their products must demonstrate compliance with the relevant regulations of the target country. i4c is in the process of evaluating the requirements for the VOYCETM band in several countries, including those in North America, Western Europe, South America and Asia. Generally speaking, the rules governing WLAN and Bluetooth in other countries are very similar to those in the United States. Additional testing may be necessary to demonstrate compliance with the local rules, but significant changes to the VOYCETM band are not anticipated. The rules governing UWB operations are not harmonized on a global basis, however, i4c is in discussions with several foreign regulatory authorities to determine if and how the current VOYCETM band’s UWB operations comply with the existing technical standards and/or how those standards can be modified to accommodate the VOYCE band and other similar UWB health monitoring devices. In some instances, modifications to the VOYCETM band’s UWB components may be necessary to acquire equipment authorization in a particular country.

Privacy and Information

Consumer marketing and products generally are governed by federal and state laws regarding the use, sharing and protection of personal information. Specific state or federal laws may apply depending on the nature of the products and services or marketing channel or method. For example, our Personal Information Services segment is subject to the federal Fair Credit Reporting Act and similar state laws governing credit information, and both our Personal Information and our Insurance and Other Consumer Services segments are subject to state and federal privacy laws governing financial institutions or products, including the federal Gramm Leach Bliley Act and certain state laws governing the sharing or use of personal information by financial institutions and their affiliates.

Privacy laws and regulations that may apply to our business in Canada include the federal Personal Information Protection and Electronic Documents Act and federal and provincial laws and regulations regarding credit report information.

Laws Governing Financial Products and Institutions

Our financial institution clients are subject to federal laws and regulations that govern financial institutions and their affiliates, financial products, financial information privacy, financial accounts such as credit cards, debit cards, demand deposit accounts and mortgages, and payment systems and processes. Our financial institution clients are subject to oversight by the Office of the Comptroller of the Currency (or OCC), Federal Deposit Insurance Corporation (or FDIC), Consumer Financial Protection Bureau (or CFPB) and other federal or state regulatory agencies. In part based on the requirements of those regulatory agencies, our financial institution clients are required to exercise oversight of us, and often require us by contract to comply with certain of the laws and regulations that apply directly to them.

We believe that the CFPB, along with other federal agencies including the OCC, are continuing to review policies and practices of financial institutions and their service providers with respect to add-on or ancillary products. The CFPB, OCC and FDIC have entered into public consent orders with Bank of America and several other financial institutions with respect to such products, including in some cases our identity theft protection products. Under these consent orders, financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators, and pay penalties. We believe these governmental reviews of products marketed through financial institutions are continuing, and may include reviews by state government agencies. One or more financial institutions may seek indemnification from us, and we or the financial institutions may be subject to enforcement proceedings or private class actions. We may receive requests for information directly from federal or state agencies. We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise process, the CFPB is considering whether to pursue an enforcement action against us, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order. We have provided additional information to the CFPB, and are engaged in discussions regarding a potential resolution of the investigation. The resolution may involve the entry of a consent order against us, and payments for refunds of customers and a civil penalty. See “Legal Proceedings” for a further discussion.

Other Laws and Regulations

Other laws and regulations may apply to one or more of our business segments generally, or specifically based on the activities of that segment. For example, use of certain of the services by subscribers in our Bail Bonds Industry Solutions segment may be subject to the Fair Credit Reporting Act, state insurance laws and laws governing discount medical programs or other discount programs apply to certain of the products in our Insurance and Other Consumer Services segment, and state laws governing the confidentiality of veterinary patient records and federal and state laws governing product packaging may apply to our Pet Health Monitoring segment.

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

For our VOYCE™ pet health monitoring product, our proprietary algorithms couple data with the pet parent and dog’s profile to provide personalized directed content to our subscribers. We have 15 U.S. utility, provisional, and design patent applications, 36 pending international patents and nine international granted design patents. Our VOYCE™ product and service is dependent on a perpetual, worldwide, exclusive license from LifeWave Biosciences for nonhuman application of ultra-wideband technologies for sensing and monitoring vital signs, including heart rate and respiration. This intellectual property is essential for the operation of our VOYCE™ product and service. In exchange for this license, we made an upfront payment and have agreed to pay royalties in the future if product sales using the licensed technology exceed a threshold amount, subject to a reduction in the agreed upon royalties under circumstances for any additional royalties we might have to pay in the future to third parties. We do not have any minimum royalty requirements or other material obligations under the license relating to our commercialization of the product and service, and we have the right (but not the obligation) during the term of the license to enforce the licensed intellectual property rights. The license may be terminated by either party if the other party materially breaches (after notice and a cure period) or applies for or consents to certain liquidation or bankruptcy proceedings. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our pet health monitoring product and any future products in this area through a combination of contractual arrangements and patents, both in the United States and abroad. However, even intellectual property protection may not always afford us with complete protection against competitors who seek to circumvent our intellectual property rights or find alternative methods to accomplish the same monitoring results.

We depend upon the skills, knowledge and experience of our management personnel, as well as that of our other employees, advisors, consultants and contractors, none of which are patentable. To help protect our know-how, and any inventions for which patents may be difficult to obtain or enforce, we require all of our employees, consultants, advisors and other contractors to enter into customary confidentiality and inventions agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Employees

As of December 31, 2014, we had 478 employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

Risks Related to our Business

Our revenue and income from operations decreased significantly in the year ended December 31, 2014 as compared to the year ended December 31, 2013, and there can be no assurances that our revenue and income from operations will not continue to decline.

In 2014, our consolidated revenue declined by approximately 20% from 2013 primarily due to a reduction in new subscribers in our Personal Information Services and Insurance and Other Consumer Services segments, and our consolidated income from operations decreased by approximately 57% primarily due to the decreased revenue, partially offset by decreases in cost of revenue and commission expenses. The primary reasons for these decreases in revenue and subscribers were the termination of almost all marketing by financial institutions and cancellations of subscriber portfolios by certain financial institutions. In addition, our new subscriber additions from agreements with U.S. financial institutions were approximately 80% lower in 2014 compared to 2013, and we expect that in 2015 we will continue to lose existing subscribers and revenue in our Personal Information Services segment and the Insurance and Other Consumer Services segment due to a number of factors, including natural attrition and potential actions taken by our financial institution clients or us. We need to replace the revenue from the loss of new and existing subscribers with our other products and services, and there can be no assurances that we will be successful in doing so. Our failure to increase our revenue or grow our profitability likely would continue to adversely affect the value of our common stock.

We are dependent upon our Personal Information Services and Insurance and Other Consumer Services segments for substantially all of our revenue, and our revenue from those segments is expected to continue to decrease.

Approximately 99% of our revenue in 2013 was derived from our historic Consumer Products and Services segment, which, commencing with the period ending December 31, 2014, has been separated into the Personal Information Services segment and the Insurance and Other Consumer Services segments. However, almost all marketing of our products by financial institution clients has terminated, some financial institution clients have cancelled and may continue to cancel certain subscriber portfolios, and we may take similar actions. We expect to remain dependent on revenue from these segments for the foreseeable future. Any significant ongoing loss of revenue from these segments could have a material adverse impact on our business, results of operations and financial condition.

Our subscriber base continues to decline, and if we fail to replace the subscribers we lose, our revenue and subscriber base will continue to decline.

We currently do not expect financial institutions in the U.S. to resume marketing of our products. We lose a substantial number of subscribers each year in the ordinary course of our business. We have lost subscribers in prior years, and may lose subscribers in future years, due to numerous factors, including changing subscriber preferences; subscriber dissatisfaction; cancellations required by clients, or for regulatory or other reasons; competitive price pressure; client decisions, such as changes in their credit card billing practices or policies; credit card or other billing vehicle declines or turnover, including as a result of a refinancing or account cancellation; and general economic conditions. In addition, some financial institution clients also have cancelled certain subscribers, and may cancel other subscribers, and we may take similar actions. As a result of these factors, our total number of subscribers continues to decline. If we fail to replace these subscribers, our total number of subscribers and revenue will continue to decline, which could have a material adverse impact on our business, results of operations and financial condition.

We are substantially dependent on our historical financial institution clients to continue to service many of our subscribers.

We historically depended upon our agreements with a small number of financial institutions in the United States to derive a significant portion of our revenue. For example, in 2013 and 2014, approximately 73% and 66%, respectively, of our Personal Information Services segment revenue were derived from our agreements with U.S. financial institutions. Under these contracts, our right to continue to service subscribers after termination of a contract by a financial institution varies based on the specific contract terms. Under some contracts, we may continue to provide our services to the existing subscribers, and the financial institution must provide certain applicable services, for varying time periods. Under other contracts, the financial institution may require us at any time to cease providing services under existing subscriptions. Financial institutions under most contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to continue to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in continued servicing, including continued billing by those clients. If those financial institutions do not perform their contractual obligations with respect to the servicing of existing subscribers, or otherwise do not cooperate in our continued servicing of those subscribers, or, where permitted under our contracts, they terminate our servicing of the subscribers, we could lose significant current sources of revenue, and those losses could have a material adverse effect on our business, financial condition and results of operations.

Our strategy depends significantly on our ongoing plans to reorganize and refocus our product lines, and we may continue to incur restructuring charges as a result of our plan. Failure to successfully implement our new plans could have a material adverse effect on our financial condition, results of operations and future growth.

In the latter half of 2014, we took steps to align our business with our new strategy by streamlining our operations and reducing the cost structure primarily in our historic Consumer Products and Services segment and our Corporate business unit. The cost management steps consisted primarily of key management changes and a workforce reduction, and were intended to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. We reduced our annualized cost base by approximately $14.0 million, and we incurred a one-time restructuring charge of $3.8 million, before income taxes, in the year ended December 31, 2014. We are continuing to review and adjust our cost base in 2015 to more closely align our operations with our costs, and we may incur additional restructuring charges related to the actions described above or subsequent actions. Although we cannot currently predict the amount or timing of these other charges at this time, these additional charges could be material. In addition, the continued implementation of the streamlining plan may be delayed, including as a result of labor and employment laws, rules and regulations, and the plan may not result in the anticipated benefits or cost savings, the plan may negatively impact our ability to successfully operate our business or retain our key employees.

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

Our business is dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have disclosed security breaches, some of which have involved intentional attacks. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our financial institution and other clients, or both. If an actual or perceived breach of our security occurs, client, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose clients, customers and/or suppliers. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

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

We may be required to recognize impairment charges that could materially affect our financial results.

We assess our goodwill and other intangible assets as well as our other long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. We recorded a goodwill impairment charge in the fourth quarter ended December 31, 2014, and it is possible that we may be required to record additional significant impairment charges in the future and, if we do so, our operating or equity income could be materially adversely affected.

We may be unable to meet our future capital requirements to grow our business, which could adversely impact our financial condition and growth strategy.

We may need to raise additional funds in the future in order to operate and expand our business. Our ability to meet our future capital requirements and grow our business by investing in and marketing our products and services, including our VOYCE™ pet health monitoring platform and service, could be materially adversely affected if we are unable to maintain borrowing availability under our new Loan Agreement or otherwise obtain financing in the future. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or any future commercialization efforts. Our inability to obtain additional financing could have a material adverse effect on our financial condition.

We cannot provide assurance that we will maintain compliance with the financial and other restrictive covenants under our Loan Agreement for future periods, or, if necessary, be able to amend the covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future.

Our current forecasts of future operating results indicate that we may be in violation of our financial covenants as of the end of the first quarter of 2015. Failure to comply with any of the covenants under our Loan Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. In the future, we may take actions including but not limited to delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of our credit agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Loan Agreement, our ability meet our future capital requirements and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Loan Agreement.

We expect to incur substantial expenses as we enter new businesses, develop new products or increase our consumer direct marketing, which will cause our expenses to increase and our earnings to decline on a quarterly basis.

We are continuing to commit significant resources to our strategic efforts to develop new products and services and increase our consumer direct marketing. For example, we launched VOYCETM in 2015, a new platform and service for pet owners, and may launch new identity theft protection, privacy, insurance and other products and services for consumers, and also intend to invest in increased marketing of our services directly to consumers through our IDENTITY GUARD® brand and other brands. As a result of the commitments and investments, as well as declining revenue due to a decrease in marketing by our financial institution clients, and cancellation of billing or subscribers, we expect our revenue and earnings to continue to decline in 2015. Our continued investment in VOYCETM and the consumer direct business or new investment in other new businesses or products may not be successful in generating future revenue or profits on our projected timeframes or at all.

We have no material product revenue in our Pet Health Monitoring Segment, and we are continuing to incur substantial expenses and have experienced some delays as we launch VOYCE™.

We have committed significant resources to the development and launch of VOYCE™, our new platform and service for pet owners. VOYCE™ is an early stage development entity with a unique product offering, and we have experienced certain delays and unforeseen developments with our anticipated launch. We may encounter further delays or adverse developments in our anticipated launch of VOYCE™, which could impede the success of our efforts or result in unforeseen liabilities or expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the development of VOYCE™ and any future product candidates we may choose to pursue in this segment. These expenditures will include costs associated with marketing and selling our VOYCE™ product, manufacturing and supply, identifying potential additional product candidates, obtaining regulatory approvals, licensing or acquisition payments and costs associated with research and development activities. We may also incur unanticipated costs. As a result of delays, or for other reasons, including lack of product acceptance, our continued investment in VOYCE™ may not be successful in generating future revenue or profits on our projected timeframe, or at all.

We cannot provide assurances that our VOYCE™ product will be successful and gain market acceptance.

Our VOYCE™ product is a new and unique product and no assurances can be made that it will achieve commercial success. The success of introducing our VOYCE™ product depends on a number of factors including, but not limited to:

•	market acceptance by veterinarians, industry partners (e.g., pharmaceutical and nutrition companies), retailers, service providers and pet owners of the product as a useful and beneficial product;

•	the willingness of pet owners to pay for our product and ongoing service relative to other discretionary items;

•	timely and successful product development;

•	our ability to procure raw materials and parts necessary for the production of our VOYCE™ products;

•	our ability to manage the risks associated with new product production ramp-up issues and supply change management;

•	the array of complex components, including hardware and software, functioning as intended to provide the anticipated benefits of the service;

•	the effective management of purchase commitments and inventory levels in line with anticipated product demand;

•	the availability of products in appropriate quantities and costs to meet anticipated demand; and

•	the risk that new products may have quality or other defects in the early stages of introduction.

As a result, there can be no assurance that we will successfully develop and market our VOYCE™ product. There also is no assurance that the VOYCE™ product will be well received by customers, nor that we will realize a return on the capital expended to develop the VOYCE™ product.

Our VOYCE™ product is inherently risky because it is based on novel and complex technologies.

We are subject to the risks of failure inherent in the development of products based on new and complex technologies. The novel and complex nature of our VOYCE™ product creates significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, testing, market acceptance, and government regulation and approval. These include:

•	the time and effort required to solve novel technical problems could delay the production of our VOYCE™ product; and

•	the uncertainty in our ability to successfully educate veterinarians, industry partners (e.g., pharmaceutical and nutrition companies), retailers, service providers and pet owners about the benefits, administration and use of our product and product candidates could negatively impact market acceptance.

Our failure to overcome any one of those challenges could harm our business, and overall chances that the VOYCE™ product will work in the intended manner and achieve the desired results.

We depend on a single third-party to manufacture our VOYCE™ product and a limited number of third-party suppliers for certain components of the product.

We depend on our contract manufacturing arrangements with Sanmina Corporation for the manufacture of our VOYCE™ product and the sourcing of substantially all of our components and raw materials. Pursuant to our contract, Sanmina principally manufactures VOYCE™, pursuant to our specifications at one of its facilities. Sanmina may terminate this relationship upon 90 days’ written notice, or earlier under certain circumstances. If our arrangements with Sanmina are terminated for any reason or if we otherwise determine to engage an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business.

For our business strategy to be successful, Sanmina must be able to manufacture our VOYCE™ product in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our VOYCE™ product is difficult to manufacture due to the complexity of the design and the fact that the product contains over 100 component parts. Sanmina’s ability to meet manufacture demands may be hampered by unforeseen difficulties in production that arise due to the complexity of the VOYCE™ product. In addition, increases in our product sales, whether forecasted or unanticipated, could strain the ability of Sanmina to manufacture an increasingly large supply of our current or future VOYCE™ products in a manner that meets these various requirements.

We also rely on third-party suppliers, which typically contract directly with Sanmina, to supply certain components of our VOYCE™ product. Sanmina’s ability to secure adequate quantities of such product components on our behalf may be impacted by factors beyond Sanmina’s and our control, including any supplier’s financial difficulties, weather conditions, labor strikes, raw material shortages, import and export issues, and damage to their manufacturing equipment or facilities. If Sanmina fails to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation could be harmed and our business could be impacted by delays in assembly and shipping of final product.

Sanmina aggregates the components of VOYCE™ from a large number of suppliers and assembles the VOYCE™ band and overall product at its Kenosha, Wisconsin facility. If any one of more of the suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, this could limit our ability to timely meet our sales commitments, which could harm our reputation and could have an adverse impact on our business.

Defects in our VOYCE™ product or the software that accompanies it could adversely affect the results of our operations.

The design, manufacture and marketing of our VOYCE™ product involve certain inherent risks. Manufacturing or design defects, unanticipated use of the product, or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events for the pet and the pet owner. In addition, because the manufacturing of our products is outsourced to Sanmina, our original equipment manufacturer, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to recalls or safety alerts relating to our product (either voluntary or required by any applicable governmental authorities), and could result, in certain cases, in the removal of our VOYCE™ product from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Sanmina contains a limitation on Sanmina’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in some circumstances, delays in new product approvals. We may as part of our ordinary course of business be subject to product liability claims alleging defects in the design, manufacture or labeling of our VOYCE™ product. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

In addition, our VOYCE™ product incorporates sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. As with any consumer electronic product, users may not use our VOYCE™ product in accordance with safety protocols and training, which could enhance the risk of harm or injury. Any such occurrence could cause delay in market acceptance of our VOYCE™ product, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

We rely on an exclusive third-party license for certain essential aspects of our VOYCE™ product and services. Failure to maintain this license agreement could prevent us from continuing to develop and commercialize our VOYCE™ product.

Our VOYCE™ product and service is dependent on a perpetual, worldwide, exclusive license for non-human application of ultra-wideband technologies for sensing and monitoring vital signs, including heart rate and respiration, from LifeWave Biosciences. This intellectual property is essential for the operation of our VOYCE™ product and service. This license imposes certain obligations upon us, including an obligation to make royalty payments to LifeWave Biosciences in the future, once certain thresholds are reached, on certain sales of licensed products. If we are unable to maintain the exclusivity of the license agreement or fail to comply with our obligations under the license agreement, we could lose license rights that are essential to this business, and there is a strong possibility that we will be unable to continue to develop and commercialize our VOYCE™ product and service in the manner and on the timeframe we currently anticipate. In addition, in the event of bankruptcy proceedings relating to LifeWave Biosciences or the then owner of the licensed intellectual property, the bankruptcy trustee may attempt to reject the license, or a bankruptcy court may refuse to uphold the license or certain of its terms or may permit the intellectual property to be assigned to a third-party. The loss or material impairment of our license rights to the ultra-wideband technologies could substantially harm our business.

We currently have limited in-house sales capabilities for our VOYCE™ product. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to effectively market and sell our VOYCE™ product or generate product revenue.

We are in the process of building an in-house sales organization. In order to commercialize our VOYCE™ product in the United States and any jurisdictions outside the United States, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We expect our revenue to come from industry partners and providers, veterinarians marketing and selling our VOYCE™ product and service, and direct purchases from our website by pet owners. We have no prior experience in the marketing, sale and distribution of pet monitoring devices and pet health services, and there are risks involved in building and managing a sales organization, including our ability to recruit the correct talent, create the right marketing message and generate sufficient sales leads, as well as provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in these areas could adversely impact the commercialization of these products. If we are not successful in commercializing our VOYCE™ product, either on our own or through collaborations with one or more industry partners, our future product revenue would suffer.

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

A failure of any of the insurance companies that underwrite the insurance products or related benefits provided as part of our insurance services, or refusal by those insurance companies to provide the expected insurance, could harm our business.

Certain of our insurance services include or depend on insurance products, or are dependent on group insurance policies under which the customers for our services are the insureds. The current and expected economic climate may cause financial instability among one or more of those insurance companies. Any failure of any of those insurance companies, or refusal by them to provide the expected insurance, could require us to remove the affected insurance from our services, cause us to lose customers or clients, or expose us to liability claims by our customers or clients.

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

Our VOYCE™ product requires the manufacturing and distribution of consumer electronics products, which is not a form of product creation or distribution in which we previously have engaged. As a result, we have been required to learn and comply with laws and regulations that are new to us, and manage risks that are new to us, including manufacturing supply chain management and product distribution. We also are exploring or developing other new products and services, including new privacy and insurance products, which also may involve new risks. If we are unable to manage these new risks, our efforts to develop and launch new products and services may not be successful, or we may incur unforeseen liabilities or expenses, including product liability, regulatory violation, intellectual property infringement or contract claims, which may have a material adverse effect on our business and financial condition.

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

Our Loan Agreement provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We may fail to comply with the covenants in our loan agreement as a result of, among other things, changes in our results of operations or general economic changes. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our loan agreement could result in a default under the facility, which could cause the lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our loan agreement bears interest at variable interest rates, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow, which could cause the price of our common stock to decline.

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

We may not realize planned benefits of our HAW acquisition or other acquisitions or investments, including from any membership agreement or other customer portfolio acquisitions.

In connection with our acquisitions, including our recently completed HAW acquisition, we may experience unforeseen operating difficulties as we integrate the acquired assets and businesses into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition or investments by us involves risks, including:

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

In addition, we may acquire membership agreements or other customer portfolios from our clients or others. Although we receive certain representations, warranties and covenants from the seller, we have no guarantee that attrition of customers will not exceed expected levels for reasons that do not require the seller to indemnify us. If attrition exceeds our expectations, the revenue expected from these portfolios or membership agreements otherwise is less than we expected, or our costs of servicing these customers are higher than we expected, we may lose some or all of our investment.

Our Canadian business exposes us to operational, economic and currency risks.

Our Canadian operations represented approximately 11% and 13% of our consolidated revenue in 2013 and 2014, respectively, and a component of our strategy includes expanding and adding to both our financial institution and non-financial institution relationships in Canada. Our ability to successfully conduct operations in Canada is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing Canadian operations. Our growth in Canada has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, increased regulations, quotas, tariffs, and political factors, any of which could have a material adverse effect on our consolidated financial condition and results of operations as our Canadian operations continue to expand. Further, we may be exposed to new forms of competition not present in our domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.

Competition could reduce our market share or decrease our revenue.

We operate in highly competitive businesses. Our competitors may provide products and services comparable or superior to those provided by us, or at lower prices, adapt more quickly to evolving industry trends or changing market requirements, increase their emphasis on products and services similar to ours, enter the markets in which we operate or introduce competing products and services. Any of these factors could reduce our market share or decrease our revenue. Many of our competitors have greater financial and other resources than we do. Several of our competitors offer products and services that are similar to, or that directly compete with, our products and services. Competition for new subscribers for our products and services is also intense. We also compete directly with the credit reporting agencies that control the credit file data that we use to provide our services. One or more of these credit reporting agencies may not make available to us or our customers the same features that they may offer in direct competition with us.

Risks Related to Government Regulation

Our Personal Information Services segment and Insurance and Other Consumer Services segments are subject to a wide range of U.S. and foreign laws and regulations which could have a material adverse effect on our business, results of operations and financial condition.

Our Personal Information Services segment and the Insurance and Other Consumer Services segments are subject to a wide variety of U.S. federal and state laws and regulations. Our business in Canada is subject to similar laws. For additional information on the laws and regulations that may have an effect on our business, see “Business—Government Regulation” above.

Many of the laws in the United States and Canada that apply to us or our clients are the subject of revision and addition, the issuance of rules, regulations, guidance and interpretations by government agencies, and rulings and interpretations by courts and other tribunals. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. We have made and may continue to make changes to our business and operations as a result of changes with respect to these laws or regulations. These changes have increased our costs and reduced our revenue, and we may make further changes that have such effect. Further, scrutiny of the sales, marketing and administration of add-on products by financial institution and financial product regulators has resulted in the termination of almost all marketing of our products by financial institutions and cancellation of certain subscribers. The effect of this combination of laws, regulations, reviews and proceedings is difficult to estimate, and any or a combination of them, or changes to them, may have a material adverse effect on our business, results of operations or financial condition.

We and our clients are subject to legal actions and proceedings, including consumer class action litigation and government agency investigations and enforcement actions, which could require us to incur substantial expenses, pay damages, fines and penalties, lose subscribers and clients, and change our business practices, any of which could have a material adverse effect on our business, results of operations and financial condition.

Because we operate in highly regulated industries and must comply with various foreign, federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our business. These legal actions may include private class action lawsuits, and investigations and enforcement actions by governmental authorities. We cannot predict the outcome of any actions or proceedings, and the cost of responding to investigations or claims and defending against private actions, investigations or government enforcement actions might be material. If we are found liable in any actions or proceedings, or are required to indemnify our clients or others for their expenses or liability, we may have to pay substantial damages, fines and penalties, lose subscribers or clients, suffer harm to our reputation, and be required change the way we conduct our business, any of which may have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these investigations, proceedings or actions, or other regulatory oversight, our financial institution clients have taken, and we may take, remedial actions including the issuing of refunds and/or cancellation of subscribers, and our clients may seek indemnification or contribution from us relating to those remedial actions, which could require us to incur substantial expenses, pay damages, fines and penalties, lose subscribers and clients, and change our business practices, any of which could have a material adverse effect on our earnings and cash flow.

We believe that the CFPB, along with other federal agencies including the OCC, are continuing to review policies and practices of financial institutions and their service providers with respect to add-on or ancillary products. The CFPB, OCC and FDIC have entered into public consent orders with Bank of America and several other financial institutions with respect to such products, including in some cases our identity theft protection products. Under these consent orders, financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators, and pay penalties. We believe these governmental reviews of products marketed through financial institutions are continuing, and may include reviews by state government agencies. One or more financial institutions may seek indemnification from us, and we or the financial institutions may be subject to enforcement proceedings or private class actions. We may receive requests for information directly from federal or state agencies. We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise process, the CFPB is considering whether to pursue an enforcement action against us, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order. We have provided additional information to the CFPB, and are engaged in discussions regarding a potential resolution of the investigation. The resolution may involve the entry of a consent order against us, and payments for refunds of customers and a civil penalty. See “Legal Proceedings” for a further discussion.

We may continue to incur material costs as a result of this ongoing regulatory review and scrutiny, or class action litigation, which could reduce the operating results of our Personal Information Services or Insurance and Other Consumer Services segments and our cash flows provided by operations. Any finding that we have violated a law or regulation, filing of an enforcement action or class action litigation against us, or entry by us into a consent order or settlement may have a material adverse effect on our business, operations and financial condition.

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

Our Bail Bonds Industry Solutions segment is subject to various laws and regulations that may have an adverse effect on our business.

Our Bail Bonds Industry Solutions segment is subject to a wide variety of federal and state laws and regulations. These laws are subject to change and addition, and various governmental authorities in the United States and Canada have the authority to make and change regulations and rules under these laws. We incur significant costs to operate our business and monitor our compliance with these laws, regulations and rules, and these costs may be material. Any changes to the existing applicable laws, regulations or rules, or any determination that other laws, regulations or rules are applicable to us, could increase our costs or impede our ability to provide our products and services. These changes may have a material adverse effect on our business and results of operations. In addition, we may incur material costs in responding to government investigations or proceedings, or private actions, and if we are found to have violated any of these laws or regulations we could incur liability and lose customers, which may have a material adverse impact on our business and results of operations.

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

Risks Related to Intellectual Property

If our efforts to protect the proprietary nature of the intellectual property related to our current or future products and services, including our IDENTITY GUARD® brand and VOYCE™ product, are not adequate, we may not be able to compete effectively in our market.

Our success depends in part on our ability to protect our intellectual property, including our IDENTITY GUARD® brand and VOYCE™ pet wellness product. We rely upon a combination of patents, trademarks, trade secret protection, confidentiality and license agreements to protect the intellectual property related to our current products and services. However, these measures afford only limited protection and might be challenged, invalidated, or circumvented by third parties. The measures we take to protect our intellectual property may not be sufficient or effective, and in some instances we have not undertaken comprehensive searches with respect to certain of our intellectual property. We have limited protections in countries outside the United States, such as registrations for key trademarks. Moreover, our competitors may independently develop similar intellectual property.

Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, veterinarians may recommend that pet owners use these products off-label, or pet owners may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Our patents may not adequately protect our intellectual property or prevent others from designing around our patents. If the breadth or strength of protection provided by the patents we own, in-license or pursue with respect to any of our current or future products and services is threatened, it could threaten our ability to commercialize any of our current or future products and services.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and endeavor to execute confidentiality agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or had access to our proprietary information, nor that our agreements will not be breached. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other technology companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our products.

Although for our VOYCE™ product we have more than 15 U.S. utility and design patent applications, more than 25 pending international patents on file, nine international design patents, and hold a perpetual, worldwide, exclusive license for non-human application of certain technology used in the pet health monitoring product, our patents and intellectual property rights may not adequately protect our intellectual property or prevent others from designing around their claims. If we cannot prosecute or enforce our licensed patents for any reason, including as a result of recent patent reform legislation, our business, results of operations, financial condition and prospects would be adversely affected.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our intellectual property or the intellectual property of our licensors that are licensed to us. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering our current products and services, or one of our future products or services, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. PTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. Furthermore, because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be unsuccessful, it could have an adverse effect on the price of our common stock. Finally, we may not be able to prevent, alone or with the support of our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents, trademarks and copyrights on products throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent, trademark or copyright protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent, trademark or copyright protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents, trademarks or copyrights and our intellectual property claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Risks Related to Our Common Stock

Our stock price is volatile and may continue to fluctuate significantly over a short period of time.

The trading price of our common stock is volatile with trading prices ranging from $3.50 per share to $11.05 per share since January 1, 2013. In the past, our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our historical operating results have been below the expectations of analysts and investors, the price of our common stock has decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;

•	the decrease in our revenue, earnings and subscriber base in 2014 and the anticipated reduction in our revenue and earnings in 2015;

•	the loss of a key client or a change by a key client in the servicing of our products and services;

•	enforcement actions or other proceedings against us or our client;

•	the success of our VOYCE™ product;

•	our ability to introduce new and improve existing products and services on a timely basis;

•	the success of competing products and services by our competitors;

•	the demand for consumer subscription services generally;

•	amount and frequency of future dividend payments and share repurchases, if any;

•	the ability of third parties to support our services; and

•	general economic conditions.

We do not expect to declare or pay dividends for the foreseeable future.

We have not paid cash dividends on our common stock since the first quarter of 2014. Because we currently intend to retain all cash we generate to fund the growth of our business and our new Loan Agreement currently prohibits us from declaring and paying ordinary cash dividends, we do not expect to pay dividends on our common stock for the foreseeable future. As a result, if we do not declare or pay dividends you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Insiders have substantial control over us and could delay or prevent a change in corporate control, which may harm the market price of our common stock.

Loeb Holding Corp., which is controlled by two of our directors, owns approximately 35% of our outstanding common stock and Michael R. Stanfield, our Chairman and Chief Executive Officer, beneficially owns an additional 10% of our outstanding common stock. In addition, our other executive officers and other directors own significant shares of our outstanding common stock. These stockholders may have interests that conflict with the other public stockholders. If these stockholders act together, they could have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the sale of any shares of our common stock at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

We are a smaller reporting company and are taking advantage of certain reduced governance and disclosure requirements, including that our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting. We cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by nonaffiliates had a value of less than $75 million. As a smaller reporting company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Our auditors are not required to attest to the effectiveness of the Company’s internal control over financial reporting. As a result, investors and others may become less comfortable with the effectiveness of the Company’s internal controls and the risk that material weakness or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we intend to take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to stockholders may be different from what you might receive from other public companies in which you hold shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2.	PROPERTIES

The following is a summary of our principal leased facilities:

Location	Approx. Square Feet	Segment	Lease Expiration
Chantilly, VA(1)	98,310	Personal Information Services	2019
Chantilly, VA	7,349	Pet Health Monitoring	2019
Rio Rancho, NM	28,000	Personal Information Services	2018
Altavista, VA	27,317	Personal Information Services	2015
Albany, NY	5,244	Bail Bonds Industry Solutions	2015

(1)	Includes expansion space.

We also own a 2,670 square foot facility located in Arlington Heights, Illinois, which is used by our Insurance and Other Consumer Services segment for office space, an inbound call center and fulfillment center.

We believe that our facilities will support our future business requirements or that we will be able to lease additional or replacement space, if needed, on reasonable terms. Certain properties are utilized by all of our segments and in such cases the property is reported in the segment with highest usage.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings. Except, as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, might result in a material adverse change in our business or financial condition.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer. Discovery in this case is ongoing.

In September 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurance Services Inc., and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. On October 30, 2013, Plaintiffs filed a stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case. On November 14, 2013, the plaintiffs filed an amended complaint against Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC. On November 27, 2013, Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC jointly filed a Motion to Dismiss and to Strike Class Allegations. On March 5, 2014, the motion was granted in part, and denied in part. All parties entered into a settlement agreement, pursuant to which we made an immaterial payment, and the case was dismissed in December 2014.

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise process, the CFPB is considering whether to pursue an enforcement action against us, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order. We have provided additional information to the CFPB, and are engaged in discussions regarding a potential resolution of the investigation. The resolution may involve the entry of a consent order against us, and payments for refunds of customers and a civil penalty. Based upon our analysis of the probability of loss, as well as whether the amount can be reasonably estimated, we have recorded an estimated liability of $725 thousand that represents potential refunds for subscribers and a civil monetary penalty.

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of December 31, 2014, we do not have any significant liabilities accrued for any of the legal proceedings, other than the CFPB matter, mentioned above.

We believe based on information currently available that the amount, if any, accrued for the above contingencies, including the CFPB matter, is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect on our consolidated financial statements, taken as a whole.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Michael R. Stanfield	63	Chairman, Chief Executive Officer and Director
Ronald L. Barden	51	Chief Financial Officer
Neal B. Dittersdorf	55	Chief Legal Officer
Jeff Noce	46	President, i4c Innovations Inc.
Johan Roets	49	Chief Operating Officer
Andrew Sykes	44	President, Intersections Insurance Services Inc.
Tracy M. Ward	37	Vice President, Principal Accounting Officer

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

Ronald L. Barden has served as our Chief Financial Officer since September 2014. Mr. Barden previously served as Chief Financial Officer of N1Health LLC, an early stage company building a national network of physician practices that deliver root-cause medicine, since April 2013. Prior to that Mr. Barden served as Chief Financial Officer of WellAWARE Systems, Inc., a wellness monitoring solutions company, from November 2010 through March 2013, and as Chief Financial Officer of Agility Healthcare Solutions from March 2007 until its sale to GE Healthcare, and then as Chief Financial Officer of GE-Agility business unit until November 2010. Mr. Barden also held various positions at Heilig-Meyers Company and spent ten years in public accounting at Deloitte & Touche and Ernst & Young. Mr. Barden holds a B.B.A and a M.B.A. from The College of William and Mary and is a Certified Public Accountant.

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

Jeff Noce has served as President of our subsidiary, i4c Innovations Inc. since December 2012. Prior to joining Intersections, Mr. Noce served as Chief Executive Officer and a member of the board of directors of WellAWARE Systems, Inc., a wellness monitoring solutions company, from February 2008 to January 2012, and as Executive Vice President, Corporate Development & Strategy of Avventa Worldwide, an international IT services firm, from February 2012 to December 2012. Mr. Noce has over 20 years of experience in building, acquiring and selling technology companies. Mr. Noce holds a Bachelor of Science in Economics & Business from Randolph-Macon College.

Johan Roets has served as our Chief Operating Officer since September 2014. Mr. Roets previously served from June 2009 to March 2014 as Head of Personal and Business Banking with Industrial and Commercial Bank of China (Argentina) (formerly known as Standard Bank Argentina), after previously serving at the Director level within the Standard Bank Group’s retail banking division in a number of roles. Prior to joining Standard Bank, Africa’s largest banking group, Mr. Roets founded the IQ Business Group, a business process outsourcing company in South Africa. Mr. Roets began his career with Arthur Andersen & Company and moved through the ranks to later make National Partner in the firm before his departure in 1998. Mr. Roets holds a Bachelor of Commerce (Cum Laude), Honors Bachelor of Commerce (Accounting) and Honors Bachelor of Accounting Degrees from North-West University and is a Chartered Accountant (South Africa).

Andrew Sykes has served as our President, Intersections Insurance Services Inc. since March 2015, when we closed our acquisition of Health At Work Wellness Actuaries LLC. Prior to joining Intersections, Mr. Sykes was the founder and Chairman of Health At Work Wellness Actuaries LLC since 2008, where he led product innovation and company strategy, including the creation and development of BRATLAB, a behavioral research applied technology laboratory. From March 2007 to November 2008 Mr. Sykes was Chief Wellness Officer at the Vitality Group Inc., a US-based wellness company part of the Discovery Health group. Mr. Sykes holds a B.Sc. in Actuarial Science from University of the Witwatersrand.

Tracy M. Ward has served as our Vice President and Principal Accounting Officer since August 2014, after having previously served as the Director of Treasury and Financial Reporting since February 2010 and in other financial management positions since joining the Company in October 2006. Prior to joining Intersections, Ms. Ward worked for Federal Home Loan Mortgage Corporation in various accounting positions and was employed on the tax staff of PricewaterhouseCoopers, LLP. Ms. Ward holds a Bachelor of Science degree in Accounting and a Master’s degree in Accounting and Income Tax from Virginia Tech and is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 28, 2015, the common stock was held by approximately 54 stockholders of record and an estimated 4,102 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share and dividends declared on our common stock as reported on the NASDAQ Composite Tape.

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2014 Quarter ended:
March 31, 2014	$8.60	$5.80	$0.20
June 30, 2014	$5.93	$4.19	$0.00
September 30, 2014	$4.91	$3.50	$0.00
December 31, 2014	$4.24	$3.64	$0.00

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2013 Quarter ended:
March 31, 2013	$11.05	$9.18	$0.20
June 30, 2013	$10.46	$8.54	$0.20
September 30, 2013	$10.03	$8.73	$0.20
December 31, 2013	$9.07	$7.18	$0.20

We do not expect to declare or pay dividends for the foreseeable future. Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board of Directors. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our Board of Directors may, in its discretion, consider relevant. Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends.

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2014, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement.

We did not repurchase any shares during the three months ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and accompanying notes appearing elsewhere in this Annual Report on

Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

As a result of the business changes in our Personal Information Services segment over the last few years, we are executing a transformation plan, as announced in August 2014, to restore profitable revenue growth that is not dependent on the legacy relationships with our valued financial institution clients. In the latter half of 2014, we took steps to align our business with our new strategy by streamlining our operations and reducing the cost structure primarily in our Personal Information Services segment and our Corporate business unit. The cost management steps consisted primarily of key management changes and a workforce reduction, and were intended to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. We operate today in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit, and shared information technology expenses that have not been attributed to a particular segment continue to be reported in Corporate. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the consolidated financial statements.

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. This segment also includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC of designing wellness-driven health plans and engagement programs. Our Pet Health Monitoring segment includes VOYCE™, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

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

Cost Restructuring

In the year ended December 31, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. The plan consists primarily of a workforce reduction, including key leadership positions, which resulted in a one-time restructuring charge of $3.8 million, before income taxes, in the year ended December 31, 2014. We have made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. The aggregate result of these measures increased severance expense and decreased cash provided by operations in the year ended December 31, 2014 and is expected to decrease cash provided by operations through the year ending December 31, 2015, followed thereafter by reductions to cost of revenue and general and administrative expenses in our consolidated statements of operations.

Through September 30, 2014, we estimated annualized costs savings of between $15 and $19 million. As of December 31, 2014, we expect to achieve $14 million of annualized cost savings, which includes the reduction of approximately 125 headcount. Costs in our growing segments, including Pet Health Monitoring, have and will continue to increase and partially offset the cost savings. We are continuing to review and adjust our cost base in 2015 in an effort to achieve the original targeted cost reductions. For additional information, please see Note 12 to the consolidated financial statements.

Personal Information Services

Our Personal Information Services segment, formerly included in our Consumer Products and Services segment, helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our current services include credit reports, credit monitoring, educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new accounts and Internet risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft information and recovery services.

Our services historically were marketed primarily through financial institutions in the U.S. and Canada. Our strategy to reignite growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the United States and Canada, and growing our non-financial institution marketing and distribution relationships in the U.S. and our financial institution and non-financial institution relationships in Canada.

We historically have depended upon a few large financial institutions in the United States for a significant portion of our revenue. In 2013 and 2014, approximately 73% and 66%, respectively, of our Personal Information Services segment revenue were derived from agreements with U.S. financial institutions, and revenue from Bank of America constituted approximately 45% and 46%, respectively, of our Personal Information Services segment revenue. In 2011, Bank of America ceased marketing of our services. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. In the year ended December 31, 2014, our servicing of subscribers under our marketing agreement with Capital One terminated and we ceased to service approximately 357 thousand subscribers. In addition, we received notice from Citibank of their intent to terminate one of our marketing agreements, effective April 2015, and expect to cease to service approximately 445 thousand subscribers in 2015. We may continue to receive an immaterial amount of revenue from these arrangements for administrative services. Prior to the terminations, we generated an aggregate average of $2.3 million of revenue per month under these agreements. We also historically depended upon these large U.S. financial institutions for a significant portion of our new subscriber additions. New subscriber additions derived from these financial institutions decreased from approximately 28% in 2013 to 7% in 2014. As a result of all of these actions, our revenue and income from operations in our Personal Information Services segment decreased materially in the year ended December 31, 2014 as compared to the year ended December 31, 2013, and we expect the trend of decreasing revenue and income from U.S. financial institutions to continue for the foreseeable future.

We believe that the CFPB, along with other federal agencies including the OCC, are continuing to review policies and practices of financial institutions and their service providers with respect to add-on or ancillary products. The CFPB, OCC and FDIC have entered into public consent orders with Bank of America and several other financial institutions with respect to such products, including in some cases our identity theft protection products. Under these consent orders, financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions, cease marketing of the applicable products until their compliance plans are approved by regulators, and pay penalties. We believe these governmental reviews of products marketed through financial institutions are continuing, and may include reviews by state government agencies. As a result, one or more financial institutions may seek indemnification from us, and we or the financial institutions may be subject to enforcement proceedings or private class actions. We also may receive requests for information directly from federal or state agencies. We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise process, the CFPB is considering whether to pursue an enforcement action against us, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order. We subsequently provided additional information to the CFPB, and are engaged in ongoing discussions regarding a potential resolution of the investigation. We have incurred and may continue to incur material costs as a result of this ongoing regulatory review and scrutiny, which could reduce the operating results of our Personal Information Services segment and our cash flow provided by operations. The resolution may involve the entry of a consent order against us, and payments for refunds of customers and a civil penalty. See Item 3. Legal Proceedings and Note 16 to the consolidated financial statements for additional information.

In response to the potential effect of these uncertainties on our liquidity, as discussed above, we initiated in 2014 a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. See “—Cost Restructuring” above.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment, formerly included in our Consumer Products and Services segment, includes our subsidiary, Intersections Insurance Services Inc., and includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC of designing wellness-driven health plans and engagement programs. As in our Personal Information Services segment, almost all marketing of this segment’s products through financial institutions has terminated and a large part of our customer portfolios were cancelled by U.S. financial institutions. We are in the process of developing new insurance products, health and wellness services and expanding into new marketing channels to generate revenue.

Pet Health Monitoring

Our Pet Health Monitoring segment includes VOYCE™, the new health and wellness platform and service for veterinarians and dog owners, provided by our subsidiary, i4c Innovations. VOYCE™ is our pet health monitoring platform and information management service that collects, translates, monitors and distributes wellness indicators to veterinarians, the service industry for dogs, and consumers including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, and caloric burn. We aid consumers in monitoring their pet’s well-being and provide valuable data and insight to them and veterinarians in a manner never previously available. Data collected from our proprietary wearable pet health band is translated and coupled with content written by top dog care experts exclusively for VOYCE™ to create a professional, highly relevant, personalized customer experience. The platform also offers the ability to store medical records, set reminders, and create and track goals. The experience optimization for the launch is now final and the required hardware certifications were obtained in 2014 and we began fulfilling customer orders and accepting subscribers during the three months ending March 31, 2015.

In the year ended December 31, 2014, we progressed toward the launch of VOYCE™ by finalizing the experience optimization and obtaining required hardware certifications. As i4c Innovations is an early stage development entity with a unique consumer offering, we experienced some normal delays with our launch; however we began fulfilling customer orders and accepting subscribers during the three months ending March 31, 2015.

Bail Bonds Industry Solutions

Our Bail Bonds Industry Solutions segment includes the automated service solutions for the bail bonds industry provided by Captira Analytical. This segment’s proprietary solutions provide easy and efficient ways for bails bondsmen, general agents and sureties to organize and share data and make better decisions. Leveraging its existing software platform, we are continuing to expand into similarly challenged and underserved related industries. This segment’s operating results do not significantly impact our consolidated financial results.

Accounting Policies

Management Estimates

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

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) insurance services and 3) other monthly membership products.

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

We record revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We also provide services for which certain financial institution clients are the primary obligors directly to their customers. We record revenue in the amount that we bill certain financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

Revenue from these arrangements is recognized on a monthly basis when earned, which is at the time we provide the service. In some instances, we recognize revenue for the delivery of operational services including fulfillment events, information technology development hours or customer service minutes, rather than per customer fees.

Insurance Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2013 and 2014 totaled $609 thousand and $511 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

Other Membership Products

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate and recognize revenue in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill was previously reflected as an asset in our historic Consumer Products and Services reporting unit and, as a result of the internal organization restructuring, we segregated the historic Consumer Products and Services reporting unit into Personal Information Services and Insurance and Other Consumer Services reporting units. Therefore, for purposes of our annual impairment testing of goodwill, we measure potential impairment based on the estimated fair value of the reporting units that the goodwill benefits. As the goodwill benefits both of our new reporting units, we were required to allocate that goodwill to both reporting units for impairment testing. We allocated the goodwill, based on relative fair value, using a weighting of the income and market based approaches. As required by U.S. GAAP, goodwill is reflected as an asset only in our Insurance and Other Consumer Services reporting segment’s balance sheets, resulting from our prior acquisition of Intersection Insurance Services Inc. As a result of our evaluation described below, during the three months ended December 31, 2014, we incurred a goodwill impairment loss of $25.8 million in our Personal Information Services reporting unit, which is recognized in our Insurance and Other Consumer Services reporting segment. As of December 31, 2014, goodwill of $11.9 million resides in our Insurance and Other Consumer Services reporting unit and goodwill of $5.5 million resides in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

The estimated fair values of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from the functions that reside in Corporate. We performed a detailed analysis of our Corporate overhead costs for purposes of establishing the overhead allocation baseline for the projection period. Overhead allocation methods include, but are not limited to, the percentage of the payroll within each reporting unit, allocation of existing support function costs based on estimated usage by the reporting units, and vendor specific costs incurred by Corporate that can be reasonably attributed to a particular reporting unit. These allocations were adjusted over the projected period in our discounted cash flow analysis based on the forecasted changing relative needs of the reporting units. Throughout the forecast period, the majority of Corporate’s total overhead expenses are allocated to our Personal Information Services reporting unit. We believe this overhead allocation method fairly allocates costs to each reporting unit, and we will continue to review, and possibly refine, these allocation methods as our businesses grow and mature. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

The implied fair value of goodwill calculated in the second step of the goodwill impairment test is dependent upon several significant estimates and assumptions. For certain unrecognized intangible assets, such as trade names and developed technology, we apply the relief-from-royalty variation of the income approach and estimate an appropriate royalty rate. For customer-related intangibles, we utilize the income approach and estimate gross margin, based on historical and projected results, and include a reasonable allocation of corporate overhead. We also include a contributory asset charge that other assets, such as working capital and fixed assets, contribute to the realization of value of the customer-related intangibles. For unrecognized intangible assets, we estimate the useful lives from three to eight years, as further extension of these lives results in diminishing returns. In addition, we estimate an appropriate present value factor taking into consideration hypothetical fulfillment of the obligations and level of inherent risk associated with the various unrecognized intangible assets. Further, we assumed a hypothetical nontaxable stock acquisition, given the feasibility of the assumed structure, including the highest and best use, and the income tax consequences for a closely held public company and shareholders.

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

Share Based Compensation

We currently issue equity and equity-based awards under the 2006 and 2014 Stock Incentive Plans (“Stock Incentive Plans”). The 2014 Stock Incentive Plan was approved by the Board of Directors on March 17, 2014 and approved by the stockholders of the Company at the annual meetings of stockholders on May 14, 2014. The number of shares of common stock that may be issued under the 2014 Stock Incentive Plan may not exceed 3.0 million. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units (“RSUs”). Individual awards under the 2014 Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the years ended December 31, 2013 and 2014, we did not grant stock options.

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

For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments by using the income approach based on discounted cash flows and the market based approach as appropriate. We use various assumptions when determining the expected discounted cash flows including earnings projections, an appropriate cost of capital and intentions for how long we will hold the investments. In addition, we may estimate the long-term growth rate or use other residual value methods, as appropriate. Our investments are impaired if the fair value of the investments is less than carrying value.

Income Taxes

We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

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

Our income tax expense and liability and/or receivable, deferred tax assets and liabilities, and liabilities for uncertain tax benefits reflect management’s best assessment of estimated current and future taxes to be paid or received. Significant judgments and estimates are required in determining the consolidated income tax expense.

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, incurred costs in developing their VOYCETM pet health monitoring platform and service. In early 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. Therefore, we did not incur research and development costs in the year ended December 31, 2014. We have incurred, and continue to incur, additional costs for engineering efforts focused on quality control, advanced testing and refining efforts prior to and during the early stages of commercial production. We have capitalized approximately $892 thousand of these costs as assets under construction in our consolidated balance sheets as of December 31, 2014. In addition, we incurred other operating and start-up costs in our Pet Health Monitoring segment, which were expensed in our consolidated statements of operations in the year ended December 31, 2014.

In the year ended December 31, 2013, we incurred research and development costs of $4.3 million related to VOYCE™. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations. We included costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

Accounting Standards Updates Recently Adopted and Not Yet Effective

See Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information about accounting standards updates recently adopted and not yet effective.

Results of Continuing Operations

Years Ended December 31, 2013 and 2014 (in thousands):

The consolidated results of continuing operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Year Ended December 31, 2013
Revenue	$285,931	$22,352	$0	$1,837	$0	$310,120
Operating expenses:
Marketing	21,989	1,513	0	0	0	23,502
Commission	68,828	7,826	0	0	0	76,654
Cost of revenue	101,625	2,973	0	175	0	104,773
General and administrative	32,121	3,012	8,987	1,914	34,668	80,702
Impairment of intangibles and other long-lived assets	1,327	0	0	0	0	1,327
Depreciation	7,293	216	12	186	690	8,397
Amortization	2,952	505	0	0	0	3,457

Total operating expenses	236,135	16,045	8,999	2,275	35,358	298,812

Income (loss) from operations	$49,796	$6,307	$(8,999)	$(438)	$(35,358)	$11,308

Year Ended December 31, 2014
Revenue	$228,099	$16,633	$0	$1,910	$0	$246,642
Operating expenses:
Marketing	20,869	664	1,684	10	0	23,227
Commission	57,681	5,383	0	66	0	63,130
Cost of revenue	84,276	1,805	573	156	0	86,810
General and administrative	36,593	3,312	11,142	1,783	28,105	80,935
Impairment of goodwill	0	25,837	0	0	0	25,837
Depreciation	4,791	222	89	142	412	5,656
Amortization	2,946	461	0	0	0	3,407

Total operating expenses	207,156	37,684	13,488	2,157	28,517	289,002

Income (loss) from operations	$20,943	$(21,051)	$(13,488)	$(247)	$(28,517)	$(42,360)

Personal Information Services Segment

Income from operations for our Personal Information Services segment decreased significantly in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both ceased marketing and the cancellation of certain subscriber populations, partially offset by decreases in cost of revenue and commission expenses.

	Years Ended December 31,
	2013	2014	Difference	%
Revenue	$285,931	$228,099	$(57,832)	(20.2)%
Operating expenses:
Marketing	21,989	20,869	(1,120)	(5.1)%
Commission	68,828	57,681	(11,147)	(16.2)%
Cost of revenue	101,625	84,276	(17,349)	(17.1)%
General and administrative	32,121	36,593	4,472	13.9%
Impairment of intangibles and other long-lived assets	1,327	0	(1,327)	(100.0)%
Depreciation	7,293	4,791	(2,502)	(34.3)%
Amortization	2,952	2,946	(6)	(0.2)%

Total operating expenses	236,135	207,156	(28,979)	(12.3)%

Income from operations	$49,796	$20,943	$(28,853)	(57.9)%

Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to terminate marketing, as well as the cancellation of certain subscriber portfolios by many of the same financial institution clients. In the year ended December 31, 2014, our servicing of subscribers under our marketing agreement with Capital One terminated and we ceased to service approximately 357 thousand subscribers. In addition, we received notice from Citibank of their intent to terminate one of our marketing agreements, effective April 2015, and therefore expect to cease to service approximately 445 thousand subscribers in 2015. We may continue to receive an immaterial amount of revenue from these arrangements for our performance of administrative services. Prior to the terminations, we generated aggregate average revenue of $2.3 million per month under the agreements. In addition, we continue to experience normal attrition in our existing financial institution generated subscriber base, which has also contributed to the decrease in revenue. As a result, our revenue and earnings from U.S. financial institutions decreased in 2014, and we expect our revenue and earnings from U.S. financial institutions to continue to decrease in 2015.

Revenue decreases from U.S. financial institution clients were partially offset by increased revenue from our consumer direct product due to year over year growth in the subscriber base of approximately 13.6%. We expect continued growth in our subscriber base and increased revenue in 2015 for our consumer direct products. For this segment overall, we expect revenue to continue to decrease in 2015.

In 2014, we reorganized our business into one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our services, and continue to provide the highest level of service for our existing U.S. financial institution clients. As a result of the reorganization, we refined our criteria used to calculate and report the other data in the tables below. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the years ended December 31, 2013 and 2014, respectively (in thousands):

Personal Information Services Segment Revenue

	2013	2014	2013	2014
Bank of America	$127,897	$105,372	44.7%	46.2%
All other financial institution clients	80,599	45,436	28.2%	19.9%
Consumer direct	45,047	47,869	15.8%	21.0%
Canadian business lines	32,388	29,422	11.3%	12.9%

Total Personal Information Services revenue	$285,931	$228,099	100.0%	100.0%

Personal Information Services Segment Subscribers(1)

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
Balance at December 31, 2012	3,711	260	347	4,318
Reclassification	(119)	0	0	(119)
Additions	145	224	153	522
Cancellations(2)	(1,670)	(183)	(168)	(2,021)

Balance at December 31, 2013	2,067	301	332	2,700
Additions	29	239	123	391
Cancellations(2)	(675)	(198)	(159)	(1,032)

Balance at December 31, 2014	1,421	342	296	2,059

(1)	This table excludes subscribers within our Insurance and Other Consumer Services segment, which was previously included in our historic Consumer Products and Services segment. Subscribers within our Insurance and Other Consumer Services segment as of December 31, 2013 and December 31, 2014 were 170 thousand and 96 thousand, respectively.
(2)	Cancellations by financial institutions were primarily due to large subscriber portfolio cancellations as a result of the financial institutions’ termination of our marketing agreements.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, radio, television, print and direct mail expenses such as printing and postage. In the years ended December 31, 2013 and 2014, approximately 98% and 99%, respectively, of our marketing expenses resulted from marketing activity for consumer direct and Canadian subscriber acquisitions. The decrease in marketing expenses is primarily a result of a decrease in marketing for our consumer direct business. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2013 and 2014 were $14.8 million and $14.5 million, respectively. Marketing costs expensed as incurred for the years ended December 31, 2013 and 2014 were $7.2 million and $6.4 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 9.1% for the year ended December 31, 2014 from 7.7% for the year ended December 31, 2013.

Commission Expenses. Commission expenses consist of commissions paid to clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our financial institution client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 25.3% for the year ended December 31, 2014 from 24.1% for the year ended December 31, 2013, primarily due to the changing product mix of commissionable marketing arrangements.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. In addition, we recorded an estimated liability of $3.1 million for the possible underpayment of non-income business taxes. We expect this amount to incrementally increase in 2015 as we continue to accrue for possible underpayments until the liabilities are resolved. Please see Liquidity and Capital Resources for more information.

As a percentage of revenue, cost of revenue increased to 36.9% for the year ended December 31, 2014 compared to 35.5% for the year ended December 31, 2013, primarily due to an increase in the liability for non-income business taxes.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs which can be specifically attributed to the Personal Information Services segment. The increase is primarily related to an increase in professional and legal fees, partially offset by decreased payroll related costs, which included severance. In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the years ended December 31, 2013 and 2014 were $1.3 million and $2.4 million, respectively. For additional information, see Note 12 to the consolidated financial statements. We expect the remaining cost reductions to occur in the next twelve months. We are continuing to review and adjust our cost base, which may result in additional charges for severance and severance-related benefits in the future.

Total share based compensation expense for the years ended December 31, 2013 and 2014 was $1.5 million and $553 thousand, respectively. In the year ended December 31, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation. In addition, for the years ended December 31, 2013 and 2014, we incurred compensation expense of $310 thousand and $111 thousand, respectively, for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested.

As a percentage of revenue, general and administrative expenses increased to 16.0% for the year ended December 31, 2014 from 11.2% for the year ended December 31, 2013.

Impairment of intangibles and other long-lived assets. In the year ended December 31, 2013, we recognized a non-cash impairment charge of $1.3 million related to our long-term investment in White Sky. We did not have an impairment charge on this investment in the year ended December 31, 2014. We continue to monitor this investment for impairment. In the future, we may make appropriate reductions to its carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of this company.

As a percentage of revenue, impairment of intangibles and other long-lived assets decreased to 0.0% for the year ended December 31, 2014 from 0.5% for the year ended December 31, 2013.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions acquired in the year ended December 31, 2014.

As a percentage of revenue, depreciation expense decreased to 2.1% for the year ended December 31, 2014 from 2.6% for the year ended December 31, 2013.

Insurance and Other Consumer Services Segment

Loss from operations in our Insurance and Other Consumer Services segment significantly increased for the year ended December 31, 2014 as compared to income from operations in the year ended December 31, 2013. The increase in loss from operations is primarily due to a non-cash goodwill impairment charge and decreased revenue, partially offset by decreases in commission expenses and cost of revenue.

	Years Ended December 31,
	2013	2014	Difference	%
Revenue	$22,352	$16,633	$(5,719)	(25.6)%
Operating expenses:
Marketing	1,513	664	(849)	(56.1)%
Commission	7,826	5,383	(2,443)	(31.2)%
Cost of revenue	2,973	1,805	(1,168)	(39.3)%
General and administrative	3,012	3,312	300	10.0%
Impairment of goodwill	0	25,837	25,837	100.0%
Depreciation	216	222	6	2.8%
Amortization	505	461	(44)	(8.7)%

Total operating expenses	16,045	37,684	21,639	134.9%

Income (loss) from operations	$6,307	$(21,051)	$(27,358)	(433.8)%

Revenue. The decrease in revenue is primarily due to a reduction in new subscribers. In addition, we continue to experience normal attrition in our existing subscriber base, which consists of purchasers of both insurance and membership services that have recurring subscription benefits. We had approximately 96 thousand subscribers as of December 31, 2014, which is a 43.5% decrease from our subscriber base of 170 thousand subscribers as of December 31, 2013. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC of designing wellness-driven health plans and engagement programs. We are in the process of developing new insurance and other products and expanding into new marketing channels to generate revenue.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, print and direct mail expenses such as printing and postage. Marketing expenses decreased in the year ended December 31, 2014 as compared to the year ended December 31, 2013.

As a percentage of revenue, marketing expenses decreased to 4.0% for the year ended December 31, 2014 from 6.8% for the year ended December 31, 2013.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 32.4% for the year ended December 31, 2014 from 35.0% for the year ended December 31, 2013.

Cost of Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The decrease is primarily due to a reduction in payroll expense for our customer service functions.

As a percentage of revenue, cost of revenue decreased to 10.9% for the year ended December 31, 2014 from 13.3% for the year ended December 31, 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions. The increase is primarily due to an increase in legal fees.

As a percentage of revenue, general and administrative expenses increased to 19.9% for the year ended December 31, 2014 from 13.5% for the year ended December 31, 2013.

Impairment of goodwill. Goodwill was previously reflected as an asset in our historic Consumer Products and Services reporting unit and, as a result of the internal organization restructuring, we segregated the historic Consumer Products and Services reporting unit into Personal Information Services and Insurance and Other Consumer Services reporting units. Therefore, for purposes of our annual impairment testing of goodwill, we measure potential impairment based on the estimated fair value of the reporting units that the goodwill benefits. As the goodwill benefits both of our new reporting units, we were required to allocate that goodwill to both reporting units for impairment testing. We allocated the goodwill, based on relative fair value, using a weighting of the income and market based approaches. As required by U.S. GAAP, goodwill is reflected as an asset only in our Insurance and Other Consumer Services reporting segment’s balance sheets, resulting from our prior acquisition of Intersection Insurance Services Inc., and therefore, impairment charges on the goodwill asset are reflected in our Insurance and Other Consumer Services reporting segment’s statements of operations.

During the three months ended December 31, 2014, we completed our annual impairment test and an interim impairment test of our goodwill to estimate the fair value of our reporting units. The fair value of the Insurance and Other Consumer Services reporting unit was significantly in excess of its carrying value and the second step of the impairment test was not necessary. However, we determined that goodwill was impaired and we incurred a goodwill impairment loss of $25.8 million in our Personal Information Services reporting unit, which is recognized in our Insurance and Other Consumer Services reporting segment. The impairment was the result of several events including, but not limited to, the projected reduction to operating income in response to a notice to terminate our marketing agreement with Citibank, reduced rates of sales growth in our consumer direct base and the impacts to cash flow expectations for future performance that were below our prior projections.

To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on either reporting unit will be recognized in the operating results of our Insurance and Other Consumer Services reporting segment, which is where the goodwill resides.

As a percentage of revenue, impairment of goodwill was 155.3% for the year ended December 31, 2014 compared to zero for the year ended December 31, 2013.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring Segment increased in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase is due to continued engineering efforts, advanced testing, pre-launch advertising and other start-up costs associated with our launch of VOYCE™ a new pet health monitoring platform and service.

	Years Ended December 31,
	2013	2014	Difference	%
Revenue	$0	$0	$0	0.0%
Operating expenses:
Marketing	0	1,684	1,684	100.0%
Cost of revenue	0	573	573	100.0%
General and administrative	8,987	11,142	2,155	24.0%
Depreciation	12	89	77	641.7%

Total operating expenses	8,999	13,488	4,489	49.9%

Loss from operations	$(8,999)	$(13,488)	$(4,489)	(49.9)%

Revenue. The Pet Health Monitoring segment is in a pre-revenue stage of development. In the year ended December 31, 2014, we progressed toward the launch of VOYCE™ by finalizing the experience optimization and obtaining required hardware certifications. We are an early stage development entity with a unique consumer offering and we experienced some normal delays with our launch; however we expect VOYCE™ to fulfill customer product orders and accept subscribers within the three months ending March 31, 2015.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including pre-launch demonstrations, advertising and printed materials, which do not meet the criteria for capitalization. We incurred, and expect to continue to incur, marketing expenses in our pre-launch efforts of VOYCE™.

Cost of Revenue. Cost of revenue consists of product costs and content development and acquisition fees associated with our platform and subscription service. We incurred certain cost of revenue expenses during the pre-launch phase in anticipation of the commercial launch expected in the three months ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to increased payroll and professional fees, partially offset by increased capitalized software development costs. We continue to incur start-up and other expenses as we launch our new platform and service in 2015. We incurred expenses for severance and severance-related benefits in the year ended December 31, 2014 of $305 thousand unrelated to the previously described approved restructuring plan. There were no expenses for severance and severance-related benefits in the year ended December 31, 2013.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets. Depreciation expense increased in the year ended December 31, 2014 as new assets were placed into service. We expect depreciation expense to increase in 2015 as the majority of our assets will be placed into service in connection with our launch.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease is primarily due to decreased general and administrative expenses.

	Years Ended December 31,
	2013	2014	Difference	%
Revenue	$1,837	$1,910	$73	4.0%
Operating expenses:
Marketing	0	10	10	100.0%
Commission	0	66	66	100.0%
Cost of revenue	175	156	(19)	(10.9)%
General and administrative	1,914	1,783	(131)	(6.8)%
Depreciation	186	142	(44)	(23.7)%

Total operating expenses	2,275	2,157	(118)	(5.2)%

Loss from operations	$(438)	$(247)	$191	43.6%

Revenue. The increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect revenue to continue to increase in 2015.

Marketing Expenses. Marketing expenses consist of advertising costs, web-based marketing and other marketing program expenses. Marketing expenses increased slightly for the year ended December 31, 2014 compared to the year ended December 31, 2013.

As a percentage of revenue, marketing expenses increased to 0.5% for the year ended December 31, 2014 compared to zero for the year ended December 31, 2013.

Commission Expenses. Commission expenses consist of commissions paid to our partners. We have entered into contractual agreements with our partners that require us to pay commission in certain circumstances. Commission expense increased for the year ended December 31, 2014 as a result of these new arrangements.

As a percentage of revenue, commission expenses increased to 3.5% for the year ended December 31, 2014 compared to zero for the year ended December 31, 2013.

Cost of Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013.

As a percentage of revenue, cost of revenue decreased to 8.2% for the year ended December 31, 2014 compared to 9.5% for the year ended December 31, 2013.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and account functions. General and administrative expenses decreased in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a reduction in payroll expense.

As a percentage of revenue, general and administrative expenses decreased to 93.4% for the year ended December 31, 2014 from 104.2% for the year ended December 31, 2013.

Corporate

In 2014, we recast our segment presentation to include a Corporate business unit in order to arrive at consolidated amounts. In the year ended December 31, 2014, our loss from operations of $28.5 million primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of legal, compliance, human resources, finance, internal audit and shared information technology expenses that have not been attributed to a particular reporting segment. General and administrative expenses for the years ended December 31, 2013 and 2014 were $34.7 million and $28.1 million, respectively. The decrease is primarily due to decreased legal fees and payroll expenses, which included severance. In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the years ended December 31, 2013 and 2014 were $323 thousand and $1.8 million, respectively. For additional information, see Note 12 to the consolidated financial statements. We expect the remaining cost reductions to occur in the next twelve months. We are continuing to review and adjust our cost base, which may result in additional charges for severance and severance-related benefits in the future.

Total share based compensation expense for the years ended December 31, 2013 and 2014 was $4.9 million and $3.9 million, respectively. In the year ended December 31, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation. In addition, for the years ended December 31, 2013 and 2014, we incurred compensation expense of $1.0 million and $320 thousand, respectively, for payments to restricted stock unit holders equivalent to the ordinary cash dividends that would have been received on these shares had they been fully vested.

Interest Expense

Interest expense increased to $604 thousand for the year ended December 31, 2014 from $247 thousand for the year ended December 31, 2013. The increase is primarily due to interest expense accrued in the year ended December 31, 2014 for the possible underpayment of non-income business taxes as compared to the year ended December 31, 2013.

Other Expense, net

Other expense was $669 thousand for the year ended December 31, 2014 as compared to $574 thousand for the year ended December 31, 2013. The increase is primarily due to the loss on the sale of a parcel of land unrelated to our core operations in the year ended December 31, 2014.

Income Taxes

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2014 was 32.3% as compared to 56.9% in the year ended December 31, 2013. The significant decrease in the effective tax rate is primarily due to a significant increase in the loss from continuing operations before income taxes as compared to increased book expenses, which are not deductible for income tax purposes, such as a goodwill impairment loss. Additionally, for the year ended December 31, 2014, we had certain discrete items related to claimed tax credits which reduced our consolidated effective tax rate, which we do not anticipate to reoccur.

The amount of the deferred tax assets considered realizable as of December 31, 2014, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses increases.

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statements of operations (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenue	$337	$57

Loss from discontinued operations before income taxes	$(3,323)	$(1,810)
Income tax benefit	1,216	663

Loss from discontinued operations, net of tax	$(2,107)	$(1,147)

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $11.3 million as of December 31, 2014 compared to $20.9 million as of December 31, 2013. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of December 31, 2014 was $15.5 million compared to $21.1 million as of December 31, 2013. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer and products services and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include cash and cash equivalents, cash provided by continuing operations, amounts available, if any, under our Loan Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances, working capital management and bank borrowing capacity. We had a working capital surplus of $16.2 million as of December 31, 2014 compared to $26.3 million as of December 31, 2013.

We believe that our cash on hand and anticipated cash provided by operations will be sufficient to fund our anticipated working capital and other cash requirements for the next twelve months. However, if there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliance with all of the covenants in our Loan Agreement or otherwise do not have borrowing availability, our liquidity could be negatively affected.

	Years Ended December 31,
	2013	2014	Difference
	(In thousands)
Cash flows provided by operating activities	$23,087	$4,926	$(18,161)
Cash flows used in investing activities	(6,354)	(8,107)	(1,753)
Cash flows used in financing activities	(21,372)	(6,414)	14,958

Decrease in cash and cash equivalents	(4,639)	(9,595)	(4,956)
Cash and cash equivalents, beginning of year	25,559	20,920	(4,639)

Cash and cash equivalents, end of year	$20,920	$11,325	$(9,595)

The decrease in cash flows provided by operations reflects the net loss for the year and was primarily the result of a decrease in revenue. In addition, our cash flows provided by operations decreased due to our continued cash investments in our i4c Innovations subsidiary. We expect to continue to fund the growth and development of i4c Innovations from cash flows provided by operating activities. We also expect to resolve some, or all, of the potential obligations for non-income business taxes in the year ending December 31, 2015 using cash provided by operations.

In the year ended December 31, 2014, our Board of Directors approved the restructuring plan to streamline operations and reduce the cost structure in our Corporate business unit and Personal Information Services segment. As a result of the associated workforce reduction, we incurred a one-time restructuring charge of $3.8 million, before income taxes, of which $2.6 million is outstanding as of December 31, 2014. We expect the remaining amount to be paid in the years ending December 31, 2015 and 2016. Actions taken in 2014 represent an approximate $14.0 million reduction in our cost base, on an annualized basis, and we are continuing to review and adjust our cost base in 2015. See “— Cost Restructuring” for further discussion.

The increase in cash flows used in investing activities was attributable to the increase in capitalized engineering costs primarily for our Pet Health Monitoring segment partially offset by an exercise of warrants in White Sky in the year ended December 31, 2013, which did not occur in the year ended December 31, 2014.

In the year ended 2014, our cash dividend payments decreased to $3.7 million from $14.4 million in the year ended December 31, 2013. In addition, we had a cash distribution for the vesting of restricted stock units and purchased treasury stock, which did not occur in the year ended December 31, 2014 and therefore, contributed to the decrease in cash flows used in financing activities in the year ended December 31, 2014.

Dividends

The following summarizes our dividend activity for the years ended December 31, 2013 and 2014:

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

Credit Facility and Borrowing Capacity

Effective September 30, 2014, we terminated our Credit Agreement with Bank of America, N.A. We did not have any outstanding borrowings or incur any early termination or prepayment penalties as a result of the termination.

On October 7, 2014, we entered into a new loan and security agreement (“Loan Agreement”) with Silicon Valley Bank. In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The Loan Agreement provides for a revolving credit facility in the amount of $15.0 million and a maturity date of October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement. Amounts borrowed under the Loan Agreement bear interest, at our option, at either the LIBOR or Prime rate plus an applicable margin ranging from 1% to 3%, depending upon achievement of certain financial metrics.

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

As of December 31, 2014, we did not have any amounts outstanding and were in compliance with all of the covenants under the Loan Agreement and able to borrow the full $15.0 million available under the Loan Agreement. Failure to comply with any of the covenants under our Loan Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. Our current forecasts of future operating results indicate we may be in violation of our minimum EBITDA covenant as of the end of the first quarter of 2015. We may take actions including but not limited to delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of our credit agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Loan Agreement, our ability meet our future capital requirements and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Loan Agreement. We are in discussions with Silicon Valley Bank and expect to modify or obtain waivers under the Loan Agreement in order to maintain compliance and access to a line of credit, of which the borrowing base may be reduced and the applicable interest rate increased.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2014, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement.

During the year ended December 31, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million. During the year ended December 31, 2014, we did not repurchase any shares of common stock.

Other

We have entered into various software licenses, marketing and operational commitments for the next several years totaling $24.7 million as of December 31, 2014. In February 2015, we entered into a new contract with a credit reporting agency, to which we agreed to pay non-refundable minimum payments of $4.6 million in the year ending December 31, 2015.

In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary NORA process, the CFPB is considering whether to pursue an enforcement action, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order against us. Based upon our analysis of the probability of loss, as well as whether the amount can be reasonably estimated, we have recorded an estimated liability of $725 thousand that represents potential refunds for subscribers and estimated penalties, and is included in general and administrative expenses in our consolidated statements of operations. We have responded to the NORA and, to date, we have not been required to make any payments to the CFPB. We have incurred and expect to continue to incur material legal fees associated with this action.

We may be subject to certain non-income (or indirect) business taxes in various state jurisdictions. In the three months ended December 31, 2014, we received a final assessment from a state for the underpayment of non-income business taxes for periods prior to December 31, 2014 for approximately $1.7 million, which includes interest and penalties. We intend to appeal a portion of the final assessment, however, we analyzed all the information available to us in order to make a determination of the probability of a loss including, but not limited to, the applicability of the specific state tax laws to our services, technical merits, relevant historical data, applicable state tax rulings, and the probability of settlement or sustaining in our favor upon appeal. Based upon this analysis, we increased our liability from $553 thousand as of December 31, 2013 to $1.7 million as of December 31, 2014, which is the estimable amount that we believe is probable under U.S. GAAP.

Additionally, we have analyzed our facts and circumstances related to potential obligations in other state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may have obligations in other jurisdictions. Therefore, during the year ended December 31, 2014, we recorded an additional $2.8 million for the estimated possible underpayment of taxes, penalties and interest for a total liability of $4.5 million as of December 31, 2014. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2014 based on the framework set forth in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission and effective as of December 15, 2014. Based on its evaluation, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the specified criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)	3. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”))

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1, filed with the Form 8-K dated October 14, 2007)

10.1.1†	Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on January 24, 2012).

Exhibit Number	Description

10.1.2†	Amendment effective January 1, 2013, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC. (Incorporated by reference to Exhibit 10.1.1, filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.2.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10.2.2†	Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).

10.3†	Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10.4.1	Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).

10.4.2	Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.4.3	Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).

10.4.4	Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)

10.5	Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)

10.6	Loan and Security Agreement dated October 7, 2014 by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated October 10, 2014)

10.7	Amended and Restated Employment Agreement dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated November 18, 2014)

10.8	Employment Agreement dated as of January 5, 2015 between the Registrant and Johan J. Roets (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated January 5, 2015)

10.9	Employment Agreement dated as of January 5, 2015 between the Registrant and Ronald L. Barden (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated January 5, 2015)

10.10	Amended and Restated Employment Agreement dated as of January 5, 2015 between the Registrant and Neal B. Dittersdorf (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K dated January 5, 2015)

Exhibit Number	Description

10.11*	Employment Agreement dated as of January 1, 2015 between the Registrant and Jeff Noce

10.12*	2014 Stock Incentive Plan of Intersections Inc.

10.13	Restricted Stock Award Agreement dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 18, 2014)

10.14	Form of RSU Award Agreement (under the 2014 Stock Incentive Plan) between the Registrant and Michael R. Stanfield, as amended by Amendment dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 18, 2014)

10.15*	Restricted Stock Award Agreement dated as of January 2, 2015 between the Registrant and Michael R. Stanfield

10.16*	Form of RSU Award Agreements under 2006 Stock Incentive Plan for executive officers (other than Michael R. Stanfield)

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

INTERSECTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intersections Inc.

Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 27, 2015

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2014

(In thousands, except par value)

	December 31,
	2013	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,920	$11,325
Accounts receivable, net of allowance for doubtful accounts of $26 (2013) and $5 (2014)	21,070	15,479
Prepaid expenses and other current assets	5,515	8,289
Income tax receivable	0	8,107
Deferred subscription solicitation costs	7,086	6,922

Total current assets	54,591	50,122

PROPERTY AND EQUIPMENT, net	14,490	14,764
DEFERRED TAX ASSET, net	4,864	11,849
LONG-TERM INVESTMENT	8,384	8,384
GOODWILL	43,235	17,398
INTANGIBLE ASSETS, net	4,020	763
OTHER ASSETS	1,505	1,301

TOTAL ASSETS	$131,089	$104,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$955	$5,356
Accrued expenses and other current liabilities	13,508	18,907
Accrued payroll and employee benefits	3,197	5,034
Commissions payable	502	468
Capital leases, current portion	817	592
Deferred revenue	4,287	2,869
Deferred tax liability, net, current portion	1,905	702
Income tax payable	3,149	0

Total current liabilities	28,320	33,928

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,610	981
OTHER LONG-TERM LIABILITIES	3,696	4,545

TOTAL LIABILITIES	33,626	39,454

COMMITMENTS AND CONTINGENCIES (see Notes 15 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 21,272 (2013) and 22,158 (2014); shares outstanding 18,092 (2013) and 18,978 (2014)	213	222
Additional paid-in capital	121,952	123,975
Treasury stock, shares at cost; 3,180 (2013) and 3,180 (2014)	(32,696)	(32,696)
Retained earnings (accumulated deficit)	7,994	(26,374)

TOTAL STOCKHOLDERS’ EQUITY	97,463	65,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,089	$104,581

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and 2014

(In thousands, except per share amounts)

	2013	2014
REVENUE	$310,120	$246,642
OPERATING EXPENSES:
Marketing	23,502	23,227
Commission	76,654	63,130
Cost of revenue	104,773	86,810
General and administrative	80,702	80,935
Impairment of goodwill	0	25,837
Impairment of intangibles and other long-lived assets	1,327	0
Depreciation	8,397	5,656
Amortization	3,457	3,407

Total operating expenses	298,812	289,002

INCOME (LOSS) FROM OPERATIONS	11,308	(42,360)
Interest expense	(247)	(604)
Other expense, net	(574)	(669)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,487	(43,633)
INCOME TAX (EXPENSE) BENEFIT	(5,970)	14,086

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,517	(29,547)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,107)	(1,147)

NET INCOME (LOSS)	$2,410	$(30,694)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.25	$(1.60)
Loss from discontinued operations	(0.12)	(0.06)

Basic earnings (loss) per common share	$0.13	$(1.66)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.24	$(1.60)
Loss from discontinued operations	(0.11)	(0.06)

Diluted earnings (loss) per common share	$0.13	$(1.66)

Weighted average shares outstanding:
Basic	18,072	18,487
Diluted	18,850	18,487

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013 and 2014

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Income (Loss)	Accumulated Other Comprehensive (Loss) Income	Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount		Shares	Amount
BALANCE, DECEMBER 31, 2012	20,880	$209	$119,443	(2,930)	$(30,295)	$20,028	$0		$109,385

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	392	4	(4,350)	0	0	0	0	0	(4,346)
Share based compensation	0	0	6,368	0	0	0	0	0	6,368
Tax benefit of stock options exercised and vesting of restricted stock units	0	0	491	0	0	0	0	0	491
Cash dividends, $0.80 per share	0	0	0	0	0	(14,444)	0	0	(14,444)
Purchase of treasury stock	0	0	0	(250)	(2,401)	0	0	0	(2,401)
Net income	0	0	0	0	0	2,410	0	2,410	2,410

Comprehensive Income								$2,410

BALANCE, DECEMBER 31, 2013	21,272	$213	$121,952	(3,180)	$(32,696)	$7,994	$0		$97,463

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	886	9	(2,233)	0	0	0	0	0	(2,224)
Share based compensation	0	0	4,425	0	0	0	0	0	4,425
Tax benefit of stock options exercised and vesting of restricted stock units	0	0	(169)	0	0	0	0	0	(169)
Cash dividends, $0.20 per share	0	0	0	0	0	(3,674)	0	0	(3,674)
Net loss	0	0	0	0	0	(30,694)	0	(30,694)	(30,694)

Comprehensive Income								$(30,694)

BALANCE, DECEMBER 31, 2014	22,158	$222	$123,975	(3,180)	$(32,696)	$(26,374)	$0		$65,127

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2014

(In thousands)

	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,410	$(30,694)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	8,685	6,615
Amortization	3,507	3,407
Amortization of debt issuance cost	74	156
(Gain) loss on disposal of fixed assets	(28)	893
Reduction to value of long-term investment	677	0
Provision for doubtful accounts	(9)	(21)
Share based compensation	6,368	4,425
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(522)	(284)
Amortization of non-cash consideration exchanged for additional investment	(1,236)	(618)
Amortization of deferred subscription solicitation costs	19,276	16,642
Impairment of goodwill, intangible and other long-lived assets	1,327	25,837
Changes in assets and liabilities:
Accounts receivable	1,204	5,616
Prepaid expenses and other current assets	(374)	(2,774)
Income tax, net	4,096	(9,059)
Deferred subscription solicitation costs	(17,825)	(16,476)
Other assets	2,310	48
Accounts payable	(2,866)	4,417
Accrued expenses and other current liabilities	(685)	5,557
Accrued payroll and employee benefits	257	1,779
Commissions payable	(162)	(34)
Deferred revenue	(1,120)	(800)
Deferred income tax, net	(1,645)	(10,555)
Other long-term liabilities	(632)	849

Cash flows provided by operating activities	23,087	4,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,890)	(7,957)
Cash paid for acquisition of technology related intangible	0	(150)
Exercise of warrants in long-term investment	(1,464)	0

Cash flows used in investing activities	(6,354)	(8,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(701)	(853)
Cash dividends paid on common shares	(14,444)	(3,674)
Cash distribution on vesting of restricted stock units	(1,849)	0
Cash proceeds from stock option exercises	212	105
Excess tax benefit upon vesting of restricted stock units and stock option exercises	522	284
Withholding tax payment on vesting of restricted stock units and stock option exercises	(2,711)	(2,276)
Purchase of treasury stock	(2,401)	0

Cash flows used in financing activities	(21,372)	(6,414)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,639)	(9,595)
CASH AND CASH EQUIVALENTS — Beginning of period	25,559	20,920

CASH AND CASH EQUIVALENTS — End of period	$20,920	$11,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$131	$161

Cash paid for taxes	$2,847	$5,703

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease	$1,688	$0

Equipment additions accrued but not paid	$331	$174

Withholding tax payments accrued on vesting of restricted stock units	$0	$58

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2014

1. Organization and Business

As a result of the business changes in our Personal Information Services segment over the last few years, we are executing a transformation plan, as announced in August 2014, to restore profitable revenue growth that is not dependent on the legacy relationships with our valued financial institution clients. In the latter half of 2014, we took steps to align our business with our new strategy by streamlining our operations and reducing the cost structure primarily in our Personal Information Services segment and our Corporate business unit. The cost management steps consisted primarily of key management changes and a workforce reduction, and were intended to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. We operate today in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit, and shared information technology expenses that have not been attributed to a particular segment continue to be reported in Corporate. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we recast the applicable segment disclosures for the consolidated financial statements.

Our Personal Information Services segment, formerly included in our Consumer Products and Services segment, helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our current services include credit reports, credit monitoring, educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new accounts and Internet risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. Our services historically were marketed primarily through financial institutions in the U.S. and Canada. Although almost all marketing by U.S. financial institutions has been terminated, our strategy to reignite growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand in the U.S. and Canada, growing and adding to our non-financial institution marketing and distribution relationships in the U.S., and expanding and adding to both our financial institution and non-financial institution relationships in Canada. We market our IDENTITY GUARD® brand directly to consumers and through affiliates in the U.S. and Canada.

Our Insurance and Other Consumer Services segment, also formerly included in our Consumer Products and Services segment, includes our subsidiary, Intersections Insurance Services Inc., and includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC of designing wellness-driven health plans and engagement programs. As in our Personal Information Services segment, almost all marketing of this segment’s products through financial institutions has terminated and a large part of our existing customer portfolios were cancelled by U.S. financial institutions. We are in the process of developing new insurance products, health and wellness services and expanding into new marketing channels to generate revenue.

Our Pet Health Monitoring segment includes VOYCE™, the new health and wellness platform and service for veterinarians and dog owners, provided by our subsidiary, i4c Innovations. VOYCE™ is a platform that connects pets, their owners, veterinarians and other caregivers with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area where medical records can be stored and reminders and goals can be set and tracked. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators, including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity and caloric burn. This data is uploaded to the VOYCE™ member area via WiFi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, the VOYCE Experience™ offers document storage and access anytime, anywhere, self-set reminders, and the ability to set goals. In the year ended December 31, 2014, we progressed toward the launch of VOYCE™ by finalizing the experience optimization and obtaining required hardware certifications. As i4c Innovations is an early stage development entity with a unique consumer offering, we experienced some normal delays with our launch; however we began fulfilling customer orders and accepting subscribers during the three months ending March 31, 2015.

Our Bail Bonds Industry Solutions segment includes the automated service solutions for the bail bonds industry provided by Captira Analytical. This segment’s proprietary solutions provide easy and efficient ways for bails bondsmen, general agents and sureties to organize and share data and make better decisions. Leveraging its existing software platform, we are continuing to expand into similarly challenged and underserved related industries.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America and applicable rules and regulations of the Securities and Exchange Commission, and in management’s opinion reflect all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries. Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014, and Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013, and are presented for all prior periods in our consolidated statements of operations. We have not recast our consolidated balance sheets or our consolidated statements of cash flows. See Note 19 for additional information. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated.

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

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) insurance services and 3) other monthly membership products.

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

We record revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We also provide services for which certain financial institution clients are the primary obligors directly to their customers. We record revenue in the amount that we bill certain financial institution clients, and not the amount billed to their customers, when our financial institution client is the primary obligor, establishes price to the customer and bears the credit risk.

Revenue from these arrangements is recognized on a monthly basis when earned, which is at the time we provide the service. In some instances, we recognize revenue for the delivery of operational services including fulfillment events, information technology development hours or customer service minutes, rather than per customer fees.

Insurance Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Marketing of our insurance products generally involves a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2013 and 2014 totaled $609 thousand and $511 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

Other Membership Products

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate and recognize revenue in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill was previously reflected as an asset in our historic Consumer Products and Services reporting unit and, as a result of the internal organization restructuring, we segregated the historic Consumer Products and Services reporting unit into Personal Information Services and Insurance and Other Consumer Services reporting units. Therefore, for purposes of our annual impairment testing of goodwill, we measure potential impairment based on the estimated fair value of the reporting units that the goodwill benefits. As the goodwill benefits both of our new reporting units, we were required to allocate that goodwill to both reporting units for impairment testing. We allocated the goodwill, based on relative fair value, using a weighting of the income and market based approaches. As required by U.S. GAAP, goodwill is reflected as an asset only in our Insurance and Other Consumer Services reporting segment’s balance sheets, resulting from our prior acquisition of Intersection Insurance Services Inc. As a result of our evaluation described below, during the three months ended December 31, 2014, we incurred a goodwill impairment loss of $25.8 million in our Personal Information Services reporting unit, which is recognized in our Insurance and Other Consumer Services reporting segment. As of December 31, 2014, goodwill of $11.9 million resides in our Insurance and Other Consumer Services reporting unit and goodwill of $5.5 million resides in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

The estimated fair values of our reporting units is dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from the functions that reside in Corporate. We performed a detailed analysis of our Corporate overhead costs for purposes of establishing the overhead allocation baseline for the projection period. Overhead allocation methods include, but are not limited to, the percentage of the payroll within each reporting unit, allocation of existing support function costs based on estimated usage by the reporting units, and vendor specific costs incurred by Corporate that can be reasonably attributed to a particular reporting unit. These allocations were adjusted over the projected period in our discounted cash flow analysis based on the forecasted changing relative needs of the reporting units. Throughout the forecast period, the majority of Corporate’s total overhead expenses are allocated to our Personal Information Services reporting unit. We believe this overhead allocation method fairly allocates costs to each reporting unit, and we will continue to review, and possibly refine, these allocation methods as our businesses grow and mature. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

The implied fair value of goodwill calculated in the second step of the goodwill impairment test is dependent upon several significant estimates and assumptions. For certain unrecognized intangible assets, such as trade names and developed technology, we apply the relief-from-royalty variation of the income approach and estimate an appropriate royalty rate. For customer-related intangibles, we utilize the income approach and estimate gross margin, based on historical and projected results, and include a reasonable allocation of corporate overhead. We also include a contributory asset charge that other assets, such as working capital and fixed assets, contribute to the realization of value of the customer-related intangibles. For unrecognized intangible assets, we estimate the useful lives from three to eight years, as further extension of these lives results in diminishing returns. In addition, we estimate an appropriate present value factor taking into consideration hypothetical fulfillment of the obligations and level of inherent risk associated with the various unrecognized intangible assets. Further, we assumed a hypothetical nontaxable stock acquisition, given the feasibility of the assumed structure, including the highest and best use, and the income tax consequences for a closely held public company and shareholders.

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

Share Based Compensation

We currently issue equity and equity-based awards under the 2006 and 2014 Stock Incentive Plans (“Stock Incentive Plans”). The 2014 Stock Incentive Plan was approved by the Board of Directors on March 17, 2014 and approved by the stockholders of the Company at the annual meetings of stockholders on May 14, 2014. The number of shares of common stock that may be issued under the 2014 Stock Incentive Plan may not exceed 3.0 million. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units (“RSUs”). Individual awards under the 2014 Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. In the years ended December 31, 2013 and 2014, we did not grant stock options.

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

For purposes of our analysis, we take into consideration the features, if any, or varying provisions of each equity or debt security owned. For investments measured on a non-recurring basis, we estimate the fair value of our long-term investments by using the income approach based on discounted cash flows and the market based approach as appropriate. We use various assumptions when determining the expected discounted cash flows including earnings projections, an appropriate cost of capital and intentions for how long we will hold the investments. In addition, we may estimate the long-term growth rate or use other residual value methods, as appropriate. Our investments are impaired if the fair value of the investments is less than carrying value.

Income Taxes

We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

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

Our income tax expense and liability and/or receivable, deferred tax assets and liabilities, and liabilities for uncertain tax benefits reflect management’s best assessment of estimated current and future taxes to be paid or received. Significant judgments and estimates are required in determining the consolidated income tax expense.

Cash and Cash Equivalents

We consider all highly liquid investments, including those with an original maturity of 90 days or less, to be cash equivalents.

Property and Equipment

Property and equipment, including property and equipment under finance leases, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are depreciated using the straight-line method over the remaining lease term.

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

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2013 and 2014.

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

We do not have any instruments that are measured at fair value on a recurring basis. Our goodwill, intangible and long-lived assets, which includes our long term investment, are subject to non-recurring fair value measures.

For financial instruments such as cash and cash equivalents, trade accounts receivable, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments.

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, incurred costs in developing their VOYCETM pet health monitoring platform and service. In early 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. Therefore, we did not incur research and development costs in the year ended December 31, 2014. We have incurred, and continue to incur, additional costs for engineering efforts focused on quality control, advanced testing and refining efforts prior to and during the early stages of commercial production. We have capitalized approximately $892 thousand of these costs as assets under construction in our consolidated balance sheets as of December 31, 2014. In addition, we incurred other operating and start-up costs in our Pet Health Monitoring segment, which were expensed in our consolidated statements of operations in the year ended December 31, 2014.

In the year ended December 31, 2013, we incurred research and development costs of $4.3 million related to VOYCE™. In accordance with U.S. GAAP, expenditures for research and development of our new products and services are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations. We included costs incurred for materials, rights to use intangible assets developed by others, outside contract services and a reasonable allocation of payroll costs.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. In the year ended December 31, 2013, we repurchased 250 thousand shares of our common stock. We did not repurchase any common stock in the year ended December 31, 2014.

3. Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In July 2013, an update was made to “Income Taxes”. The guidance in this update state that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted the provisions of this update as of January 1, 2014 and there was no material impact to our consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In April 2014, an update was made to “Presentation of Financial Statements” and “Property, Plant, and Equipment”. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendments in this update require expanded disclosures for discontinued operations and are effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued or available for issuance. We will adopt the provisions of this update as of January 1, 2015 and do not anticipate a material impact to our consolidated financial statements.

In May 2014, an update was made to “Revenue Recognition”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We will adopt the provisions of this update as of January 1, 2017 and we are currently in the process of evaluating the impact, if any, to our consolidated financial statements.

In August 2014, an update was made to “Presentation of Financial Statements – Going Concern”. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual periods, and the interim periods within those years, ending after December 15, 2016. Early application is permitted. We will adopt the provisions of this update as of January 1, 2017 and do not anticipate a material impact to our consolidated financial statements.

We reviewed other recently issued accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected to our financial statements or disclosures.

4. Earnings Per Common Share

Basic and diluted earnings per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share based employee compensation plans and our restricted stock/restricted stock units.

For the years ended December 31, 2013 and 2014, options to purchase 385 thousand and 3.7 million shares of common stock, respectively, were excluded from the computation of diluted income per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic earnings (loss) per common share to diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	2013	2014
Income (loss) from continuing operations	$4,517	$(29,547)
Loss from discontinued operations	(2,107)	(1,147)

Net income (loss) available to common shareholders — basic and diluted	$2,410	$(30,694)

Weighted average common shares outstanding — basic	18,072	18,487
Dilutive effect of common stock equivalents	778	0

Weighted average common shares outstanding — diluted	18,850	18,487

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.25	$(1.60)
Loss from discontinued operations	(0.12)	(0.06)

Basic earnings (loss) per common share	$0.13	$(1.66)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.24	$(1.60)
Loss from discontinued operations	(0.11)	(0.06)

Diluted earnings (loss) per common share	$0.13	$(1.66)

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

For financial instruments such as cash and cash equivalents, trade accounts receivables, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the years ended December 31, 2013 or 2014. We did not hold any instruments that are measured at fair value on a recurring basis as of December 31, 2013 or 2014. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy in the years ended December 31, 2013 and 2014. For further information on our valuation technique and inputs used in the goodwill impairment analysis, see Note 10. The fair value of our instruments measured on a non-recurring basis during the year ended December 31, 2013 is as follows (in thousands):

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

The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements

		Unobservable Quantitative Inputs Used
	Fair Value	Weighted average cost of capital	Long- term revenue growth rate	Volatility	Risk free rate	Term until liquidation event
Long-Term Investment
December 31, 2013	$8,384	35%	3%	55%	3.3%	4.00

During the year ended December 31, 2013, we estimated the fair value of our long-term investment in White Sky using the income approach based on discounted cash flows to estimate the fair value of equity in White Sky. We determined that the fair value of our cost basis investment was less than the carrying value and therefore, we recognized an impairment charge in the year ended December 31, 2013 of approximately $1.3 million, which is included in impairment of intangibles and other long-lived assets in our consolidated statements of operations. The estimated fair value of our investment was dependent on several significant assumptions, including earnings projections, cost of capital, estimates of the volatility of White Sky’s equity and how long we will hold the investment.

During the year ended December 31, 2014, we estimated the fair value of our long-term investment in White Sky using the income approach, based on discounted cash flows, and a modified market approach. We determined that the fair value of our cost basis investment was greater than the carrying value and therefore we did not incur an impairment charge on this investment in the year ended December 31, 2014. We continue to monitor this investment for impairment. Changes to any of these assumptions could have a significant impact in the estimated fair value and in our consolidated financial statements and result in a fair value estimate either higher or lower than our carrying value. In the future, we may make appropriate reductions in its carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of this company.

At December 31, 2013 and 2014, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

6. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets were as follows:

	December 31, 2013	December 31, 2014
	(In thousands)
Prepaid services	$809	$1,008
Other prepaid contracts	2,813	3,992
Other	1,893	3,289

	$5,515	$8,289

7. Deferred Subscription Solicitation Costs

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheets as of December 31, 2013 and 2014 was $7.1 million and $6.9 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commission expense in the consolidated statements of operations, for the years ended December 31, 2013 and 2014 were $19.3 million and $16.6 million, respectively. Marketing costs for the years ended December 31, 2013 and 2014, which are included in marketing expenses in the consolidated statements of operations as they did not meet the criteria for deferral, were $7.2 million and $8.1 million, respectively.

8. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2013	December 31, 2014
	(In thousands)
Machinery and equipment	$20,741	$19,151
Software	36,302	19,437
Software development-in-progress (1)	2,444	5,462
Furniture and fixtures	1,732	1,547
Leasehold improvements	4,274	4,366
Building	725	725
Land	25	25

	66,243	50,713
Less: accumulated depreciation	(51,753)	(35,949)

Property and equipment — net	$14,490	$14,764

(1)	Includes costs associated with software projects which are still in the application development stage as of December 31, 2013 and 2014 and as such, are not being amortized.

Depreciation of property and equipment for the years ended December 31, 2013 and 2014 was $8.4 million and $5.7 million, respectively. During the year ended December 31, 2013, we had retirements that reduced our property and equipment and accumulated depreciation balances by $13.0 million. During the year ended December 31, 2014, we had retirements that reduced our property and equipment and accumulated depreciation balances by $21.5 million, which includes a reduction of $302 thousand due to discontinued operations.

We record internally developed capitalized software as a component of software in property and equipment in our consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the years ended December 31, 2013 or 2014.

We record depreciation expense for internally developed capitalized software in depreciation expense in our consolidated statements of operations. Internally developed capitalized software consisted of the following for the years ended December 31, 2013 and 2014 (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2012	$30,006	$(25,970)	$4,036
Additions	663	0	663
Disposals	(1,028)	1,022	(6)
Depreciation expense	0	(3,485)	(3,485)

Balance at December 31, 2013	29,641	(28,433)	1,208

Additions	2,737	0	2,737
Disposals	(18,624)	18,624	0
Depreciation expense	0	(1,360)	(1,360)

Balance at December 31, 2014	$13,754	$(11,169)	$2,585

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the years ending December 31:
2015	$1,151
2016	1,008
2017	426

Total	$2,585

Leased property held under capital leases and included in property and equipment consisted of the following as of:

	December 31, 2013	December 31, 2014
	(In thousands)
Leased property consisting of machinery and equipment	$3,654	$3,654
Leased property consisting of software	778	0

Leased property	4,432	3,654
Less: accumulated depreciation	(2,123)	(2,076)

Leased property, net	$2,309	$1,578

During the year ended December 31, 2013, we disposed of fixed assets, primarily fulfillment equipment, subject to capital lease with an acquisition value of $1.8 million and accumulated depreciation of $1.1 million. During the year ended December 31, 2014, we did not enter into any new capital leases.

9. Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. As of December 31, 2014, we own 10.5 million convertible preferred shares of White Sky. We exercised our remaining stock warrants in the year ended December 31, 2013. We may elect to participate in future rounds of funding.

Based on our analysis, we concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis method of accounting.

The following is a summary of activity in our long-term investment:

	Beginning of Year Carrying Value	Additional Cash Investments	Impairments	Other	End of Year Carrying Value
	(In thousands)
December 31, 2013	$8,924	$1,464	$(1,327)	$(677)	$8,384
December 31, 2014	$8,384	$0	$(0)	$0	$8,384

During the year ended December 31, 2013, we estimated the fair value of our long-term investment in White Sky using the income approach with an appropriate cost of capital for the development stage investment. We determined that the fair value of our cost basis investment was less than the carrying value at each testing date and therefore, we recognized an impairment charge of approximately $1.3 million, which is included in impairment of intangibles and other long-lived assets in our consolidated statements of operations.

During the year ended December 31, 2014, we estimated the fair value of our long-term investment in White Sky using the income approach, with an appropriate cost of capital for the development stage investment, and a modified market approach. We determined that the fair value of our cost basis investment was greater than the carrying value and therefore we did not incur an impairment charge on this investment in the year ended December 31, 2014. We continue to monitor this investment for impairment. Changes to any of these assumptions could have a significant impact in the estimated fair value and in our consolidated financial statements and result in a fair value estimate either higher or lower than our carrying value. In the future, we may make appropriate reductions in its carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of this company.

10. Goodwill and Intangibles

Changes in the carrying amount of goodwill, on a reporting unit basis, were as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2013	Impairment	Net Carrying Amount at December 31, 2013
Personal Information Services reporting unit	$43,235	$0	$43,235	$0	$43,235
Bail Bonds Industry Solutions reporting unit	1,390	(1,390)	0	0	0

Total goodwill	$44,625	$(1,390)	$43,235	$0	$43,235

	December 31, 2014
	Gross Carrying Amount (1)	Accumulated Impairment Losses	Net Carrying Amount at January 1, 2014	Impairment	Net Carrying Amount at December 31, 2014
Personal Information Services reporting unit	$31,366	$0	$31,366	$(25,837)	$5,529
Insurance and Other Consumer Services reporting unit	11,869	0	11,869	0	11,869
Bail Bonds Industry Solutions reporting unit	1,390	(1,390)	0	0	0

Total goodwill	$44,625	$(1,390)	$43,235	$(25,837)	$17,398

(1)

Goodwill was previously assigned to our historic Consumer Products and Services reporting unit. As a result of changes in our operating segments, we were required under U.S. GAAP to allocate our beginning goodwill balance between the Personal Information Services and the Insurance and Other Consumer Services reporting units based on a relative fair value approach, as the existing goodwill benefits both of our new segregated reporting units.

During the three months ended December 31, 2014, we completed our annual impairment test and an interim impairment test of our goodwill and based on the estimated fair value of our reporting units, we determined that goodwill was impaired and we incurred an impairment charge of $25.8 million in our Personal Information Services reporting unit, which is recognized in our Insurance and Other Consumer Services reporting segment. The impairment was the result of several events including, but not limited to, the projected reduction to operating income in response to a notice to terminate our marketing agreement with Citibank, reduced rates of sales growth in our consumer direct base and the impacts to cash flow expectations for future performance that were below our prior projections.

To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on either reporting unit will be recognized in the operating results of our Insurance and Other Consumer Services reporting segment, which is where the goodwill resides.

Our intangible assets consisted of the following (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(34,671)	$0	$4,020
Marketing related	3,024	(3,024)	0	0
Technology related	2,796	(2,796)	0	0

Total amortizable intangible assets	$44,511	$(40,491)	$0	$4,020

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(38,078)	$0	$613
Marketing related	3,024	(3,024)	0	0
Technology related	2,946	(2,796)	0	150

Total amortizable intangible assets	$44,661	$(43,898)	$0	$763

During the years ended December 31, 2013 and 2014, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of three to ten years. For the years ended December 31, 2013 and 2014 we had an aggregate amortization expense of $3.5 million and $3.4 million, respectively, which was included in amortization expense in our consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the years ending December 31,
2015	$478
2016	235
2017	50

$763

11. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities were as follows:

	December 31, 2013	December 31, 2014
	(In thousands)
Accrued marketing	$1,060	$1,293
Accrued cost of sales, including credit bureau costs	7,317	7,457
Accrued general and administrative expense and professional fees	3,609	4,496
Insurance premiums	609	511
Estimated liability for non-income business taxes	553	4,458
Other	360	692

	$13,508	$18,907

We may be subject to certain non-income (or indirect) business taxes in various state jurisdictions. In the three months ended December 31, 2014, we received a final assessment from a state for the underpayment of non-income business taxes for January 2006 through June 2014 for approximately $1.7 million, which includes interest and penalties. We intend to appeal a portion of the final assessment, however, we increased our liability from $553 thousand at December 31, 2013 to $1.7 million at December 31, 2014, which is the estimable amount that we believe is probable under U.S. GAAP.

Additionally, we have analyzed our facts and circumstances related to potential obligations in other state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may have obligations in other jurisdictions. Therefore, during the year ended December 31, 2014, we recorded an additional $2.8 million for the estimated possible underpayment of taxes, penalties and interest for a total liability of $4.5 million as of December 31, 2014. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

12. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31, 2013	December 31, 2014
	(In thousands)
Accrued payroll	$511	$613
Accrued benefits	2,141	1,863
Accrued severance	545	2,558

Total accrued payroll and employee benefits	$3,197	$5,034

In the year ended December 31, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. The plan consists primarily of a workforce reduction, including key leadership positions, which resulted in a one-time restructuring charge of $3.8 million, before income taxes, in the year ended December 31, 2014. This expense is included in general and administrative expense in our consolidated statements of operations. Of this amount, $2.4 million was incurred in our Personal Information Services segment and $1.4 million was incurred in our Corporate business unit. We have made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. The following table summarizes the non-restructuring and restructuring activity during the years ended December 31, 2013 and 2014 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Costs	Total Accrued Severance
Balance at December 31, 2012	$296	$0	$296
Adjustments to expense in the year ended 2013	1,780	0	1,780
Payments made in the year ended 2013	(1,531)	0	(1,531)

Balance at December 31, 2013	545	0	545
One-time restructuring charge	0	3,775	3,775
Adjustments to expense in the year ended 2014	627	0	627
Payments made in the year ended 2014	(1,107)	(1,282)	(2,389)

Balance at December 31, 2014	$65	$2,493	$2,558

We expect the remaining cost reductions to occur in the year ending December 31, 2015. We will continue to review and adjust our cost base, which may result in additional charges for severance and severance-related benefits in the future.

13. Income Taxes

The components of income tax (expense) benefit from continuing operations for the years ended December 31, 2013 and 2014 were as follows:

	2013	2014
	(In thousands)
Current:
Federal	$(7,348)	$5,537
State	(1,223)	361

Total current income tax (expense) benefit	(8,571)	5,898

Deferred:
Federal	2,432	6,732
State	169	1,456

Total deferred income tax benefit	2,601	8,188

Total income tax (expense) benefit	$(5,970)	$14,086

Deferred tax assets and liabilities as of December 31, 2013 and 2014, consisted of the following:

	2013	2014
	(In thousands)
Deferred tax assets:
Reserves and accrued expenses	$6,309	$7,443
Intangible assets	1,796	8,115
Non-deductible impairments on cost basis investments	1,038	1,060
Net operating loss and capital loss carryforwards	4,855	4,925

Total deferred tax assets	13,998	21,543
Valuation allowance	(5,703)	(5,673)

Net deferred tax assets	8,295	15,870
Deferred tax liabilities:
Prepaid expenses	(2,764)	(2,760)
Property, plant, and equipment	(2,572)	(1,963)

Total deferred tax liabilities	(5,336)	(4,723)

Net deferred tax asset	$2,959	$11,147

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative income generated over the three year period ended December 31, 2014, as well as our strong earnings history. Such cumulative objective evidence is more heavily weighted than our current year consolidated loss from continuing operations before income taxes and other subjective evidence such as future projections.

On the basis of this evaluation as of December 31, 2014, we have not recorded a valuation allowance on the majority of our deferred tax assets as they are more likely than not to be realized. Our valuation allowances primarily consist of new and existing capital loss carryforwards of $4.6 million, prior year’s non-cash impairments taken for book purposes on our cost basis investment in White Sky of $1.1 million, as well as $54 thousand of total state net operating loss carryforwards of which we believe it is more likely than not these deferred tax assets will not be realized in the foreseeable future. We expect the majority of our capital loss carryforwards to expire as of December 31, 2015. The remainder of our carryforwards relates to state net operating losses and will expire in four to twenty years.

The amount of the deferred tax assets considered realizable as of December 31, 2014, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses increases.

As a result of certain realization requirements of U.S. GAAP, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and 2014 that arose directly from tax deductions related to equity compensation that are greater than the share-based compensation expense recognized for financial reporting. When realized, the excess tax benefits will result in a credit to additional paid in capital.

The reconciliation of income tax from continuing operations from the statutory rate is as follows (in thousands):

	December 31,
	2013	2014
Income tax (expense) benefit at statutory rate	$(3,670)	$15,272
State income tax (expense) benefit, net of federal benefit	(519)	1,243
Nondeductible executive compensation	(739)	(937)
Impairment loss	0	(3,380)
Change in valuation allowances	(1,118)	(99)
Change in uncertain tax positions	0	(1,383)
Research and development credit	150	2,991
Federal return to provision	0	839
Other	(74)	(460)

Net income tax (expense) benefit	$(5,970)	$14,086

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2014 was 32.3% as compared to 56.9% in the year ended December 31, 2013. The significant decrease in the effective tax rate is primarily due to a significant decrease in the income from continuing operations before income taxes as compared to increased book expenses, including a non-cash goodwill impairment loss, which is not deductible for income tax purposes. Additionally, in the year ended December 31, 2014, we claimed significant tax credits for the current tax year and amended tax years 2010 through 2013, which reduced our consolidated effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2013 and 2014 (in thousands):

	December 31,
	2013	2014
Unrecognized tax benefit -January 1	$679	$309
Gross increases, tax positions in current period	0	120
Gross increases, tax positions in prior period	155	1,263
Gross decreases, tax positions in prior period	0	0
Decreases related to settlements with taxing authorities	0	0
Lapse of the statute of limitations	(525)	(154)

Unrecognized tax benefit -December 31	$309	$1,538

During the year ended December 31, 2014, we increased our gross unrecognized tax benefits primarily related to a portion of the credits, deemed not more likely than not, that were claimed on amended federal income tax returns and on an estimated current year credit. The majority of the balance of the unrecognized tax benefits as of December 31, 2014, if recognized, would have an impact on our consolidated effective tax rate.

We have elected to include income tax penalties related to uncertain tax positions as part of our income tax expense in the consolidated financial statements. The accrual for estimated penalties is included as a component of other long-term liabilities in our consolidated balance sheets. In the year ended December 31, 2014, we increased penalties by $57 thousand. We did not accrue penalties in the year ended December 31, 2013.

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheets. In the years ended December 31, 2013 and 2014, we incurred interest expense of $15 thousand and $26 thousand, respectively. In the years ended December 31, 2013 and 2014, we decreased interest expense $67 thousand and $18 thousand, respectively, as a result of our gross decreases to our unrecognized tax benefit.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2014, we were subject to examination in the U.S. federal tax jurisdiction for the 2011-2013 tax years and various state jurisdictions for the 2003-2013 tax years. We and our subsidiary, Intersections Insurance Services Inc., are currently under a state income tax audit for tax years 2010 through 2012. As of December 31, 2014, we were not aware of any proposed tax adjustments. We do not believe the outcome of the audit will have a material impact to our consolidated financial statements.

We do not foresee any reasonably possible changes to the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.

14. Related Party Transactions

White Sky, Inc. — We have an investment in White Sky and a commercial agreement to incorporate and market each company’s respective services into various product offerings. In addition, we have an agreement with White Sky for them to provide various software development services and pay a commission fee. In the year ended December 31, 2013 and 2014 we remitted $150 thousand and $250 thousand related to the development agreement. As of December 31, 2014, there were no amounts due to White Sky under these agreements.

During the year ended December 31, 2013, we exercised 1.4 million vested warrants in order to purchase additional shares of convertible preferred stock in White Sky, for which we paid $1.5 million. See Note 9 for further information

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as our board member. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $973 thousand and $827 thousand for the years ended December 31, 2013 and 2014, respectively. These amounts are included within cost of revenue and general and administrative expenses in our consolidated statements of operations. As of December 31, 2014, we owed $142 thousand to DMS under this agreement.

15. Debt and Other Financing

Effective September 30, 2014, we terminated our Credit Agreement with Bank of America, N.A. We did not have any outstanding borrowings or incur any early termination or prepayment penalties as a result of the termination.

On October 7, 2014, we entered into a new loan and security agreement (“Loan Agreement”) with Silicon Valley Bank. In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The Loan Agreement provides for a revolving credit facility in the amount of $15.0 million and a maturity date of

October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement. Amounts borrowed under the Loan Agreement bear interest, at our option, at either the LIBOR or Prime rate plus an applicable margin ranging from 1% to 3%, depending upon achievement of certain financial metrics.

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

We are also required to maintain compliance with certain financial covenants, which include a minimum liquidity ratio and consolidated EBITDA ratios, as well as customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2014, we did not have any outstanding borrowings under the Loan Agreement.

16. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
	(In thousands)
2015	$2,933	$675
2016	2,805	439
2017	2,790	332
2018	2,896	305
2019	1,324	0
Thereafter	0	0

Total minimum lease payments	$12,748	1,751

Less: amount representing interest		(178)

Present value of minimum lease payments		1,573
Less: current obligation		(592)

Long term obligations under capital lease		$981

During the year ended December 31, 2013, we entered into additional capital lease agreements for approximately $1.7 million. We recorded the lease liability at the fair market value of the underlying assets in our consolidated balance sheet. We did not enter into any additional capital lease agreements during the year ended December 31, 2014. Rental expenses included in general and administrative expenses for the years ended December 31, 2013 and 2014 were $3.0 million and $3.0 million, respectively.

Legal Proceedings

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Intersections Insurance Services Inc. filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, Intersections Insurance Services Inc. filed an answer. Discovery in this case is ongoing.

In September 2013, a putative class action lawsuit was filed in Illinois in Cook County Circuit Court against Intersections Inc., Intersections Insurance Services Inc., and Ocwen Financial Corporation, alleging violations of the Telephone Consumer Protection Act. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. On October 30, 2013, Plaintiffs filed a stipulation voluntarily dismissing, without prejudice, Intersections Inc. from the case. On November 14, 2013, the plaintiffs filed an amended complaint against Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC. On November 27, 2013, Intersections Insurance Services Inc. and Ocwen Loan Servicing, LLC jointly filed a Motion to Dismiss and to Strike Class Allegations. On March 5, 2014, the motion was granted in a part, and denied in part. All parties entered into a settlement agreement, pursuant to which we made an immaterial payment, and the case was dismissed in December 2014.

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise process, the CFPB is considering whether to pursue an enforcement action against us, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order. We have provided additional information to the CFPB, and are engaged in discussions regarding a potential resolution of the investigation. The resolution may involve the entry of a consent order against us, and payments for refunds of customers and a civil penalty. Based upon our analysis of the probability of loss, as well as whether the amount can be reasonably estimated, we have recorded an estimated liability of $725 thousand that represents potential refunds for subscribers and a civil monetary penalty.

We may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of December 31, 2014, we do not have any significant liabilities accrued for any of the legal proceedings, other than the CFPB matter, mentioned above.

We believe based on information currently available that the amount, if any, accrued for the above contingencies, including the CFPB matter, is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect on our consolidated financial statements, taken as a whole.

Other

We have entered into various software licenses, marketing and operational commitments for the next several years totaling $24.7 million as of December 31, 2014. In February 2015, we entered into a new contract with a credit reporting agency, to which we agreed to pay non-refundable minimum payments of $4.6 million in the year ending December 31, 2015.

We may be subject to certain non-income (or indirect) business taxes in various state jurisdictions. In the three months ended December 31, 2014, we received a final assessment from a state for the underpayment of non-income business taxes for periods 2006 through June 2014 for approximately $1.7 million, which includes interest and penalties. We intend to appeal the final assessment, however, we analyzed all the information available to us in order to make a determination of the probability of a loss including, but not limited to, the applicability of the specific state tax laws to our services, technical merits, relevant historical data, applicable state tax rulings, and the probability of settlement or sustaining in our favor upon appeal. Based upon this analysis, we increased our liability from $553 thousand at December 31, 2013 to $1.7 million at December 31, 2014, which is the estimable amount that we believe is probable under U.S. GAAP.

Additionally, we have analyzed our facts and circumstances related to potential obligations in other state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may have obligations in other jurisdictions. Therefore, during the year ended December 31, 2014, we recorded an additional $2.8 million for the estimated possible underpayment of taxes, penalties and interest for a total liability of $4.5 million as of December 31, 2014. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

17. Other Long-Term Liabilities

The components of our other long-term liabilities were as follows:

	December 31, 2013	December 31, 2014
	(In thousands)
Deferred rent	$3,190	$2,856
Uncertain tax positions, interest and penalties not recognized	335	1,564
Accrued general and administrative expenses	171	125

Total other long-term liabilities	$3,696	$4,545

For additional information regarding the change in uncertain tax positions, see Note 13.

18. Stockholders’ Equity

Outstanding Securities

Our authorized capital stock consists of 50 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2013 and 2014, there were approximately 18.1 and 19.0 million shares of our common stock outstanding and no shares of preferred stock outstanding. The board of directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. We do not have any outstanding warrants to purchase common shares. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2014, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under the terms of our Loan Agreement.

During the year ended December 31, 2013, we repurchased approximately 250 thousand shares of common stock at a weighted average price of $9.60 per share resulting in an aggregate cost to us of $2.4 million. During the year ended December 31, 2014, we did not repurchase any shares of common stock.

Dividends

The following summarizes our dividend activity for the years ended December 31, 2013 and 2014:

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

Share Based Compensation

On August 24, 1999, the Board of Directors and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). The active period for this plan expired on August 24, 2009. The number of shares of common stock that have been issued under the 1999 Plan could not exceed 4.2 million shares pursuant to an amendment to the plan executed in November 2001. As of December 31, 2014, options to purchase 7 thousand shares were outstanding under the 1999 Plan. Individual awards under the 1999 Plan took the form of incentive stock options and nonqualified stock options.

On March 12, 2004 and May 5, 2004, the Board of Directors and stockholders, respectively, approved the 2004 Stock Option Plan (the “2004 Plan”) be effective immediately prior to the consummation of our initial public offering in 2004. The active period for this plan expired on May 5, 2014. The number of shares of common stock that have been issued under the 2004 Plan could not exceed 2.8 million shares of common stock. As of December 31, 2014, options to purchase 630 thousand shares were outstanding. Individual awards under the 2004 Plan took the form of incentive stock options and nonqualified stock options.

On March 8, 2006 and May 24, 2006, the Board of Directors and stockholders, respectively, approved the 2006 Stock Incentive Plan (the “2006 Plan”). The number of shares of common stock that may be issued under the 2006 Plan may not exceed 7.1 million, pursuant to an amendment approved by the Board of Directors and stockholders in May 2011. As of December 31, 2014, we have 292 thousand shares of common stock available for future grants of awards under the 2006 Plan, and awards for approximately 2.2 million shares outstanding. Individual awards under the 2006 Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. These awards generally vest over four years of continuous service, subject to accelerated vesting under certain circumstances.

On March 17, 2014 and May 14, 2014, the Board of Directors and stockholders, respectively, approved the 2014 Stock Incentive Plan (the “2014 Plan”). The number of shares of common stock that may be issued under the 2014 Plan may not exceed 3.0 million. As of December 31, 2014, we have 2.1 million shares of common stock available for future grants of awards under the 2014 Plan, and awards for approximately 872 thousand shares outstanding. Individual awards under the 2014 Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock unit awards.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Total share based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2013 and 2014 was $903 thousand and $132 thousand, respectively. In the year ended December 31, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation.

The following table summarizes our stock option activity:

	2013		2014			Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)	(In years)
Outstanding, beginning of year	1,520,266	$6.33	1,355,158	$6.49
Granted	0	0.0	0	0.0
Canceled	(94,377)	5.83	(423,999)	7.46
Exercised	(70,691)	4.02	(59,838)	3.32

Outstanding, end of year	1,355,158	$6.49	871,321	$6.24	$240	4.06

Exercisable at end of the year	1,169,364	$6.35	848,071	$6.04	$240	4.00

There were no options granted during the years ended December 31, 2013 and 2014.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2014 was $567 thousand and $289 thousand, respectively.

As of December 31, 2014, there was $35 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized in the year ending December 31, 2015.

The following table summarizes information about employee stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(In years)
$0 — $5.00	507,820	4.30	$3.61	507,820	$3.61
$5.01 — $10.00	218,001	4.24	6.83	210,501	6.72
$10.01 — $15.00	115,500	3.70	14.02	99,750	13.87
$15.01 — $20.00	30,000	0.01	16.47	30,000	16.47

	871,321	4.06	$6.24	848,071	$6.04

Restricted Stock Units and Restricted Stock Awards

Total share based compensation recognized for restricted stock units and restricted stock awards (“RSUs”), which is included in general and administrative expenses in our consolidated statements of operations, for the years ended December 31, 2013 and 2014 was $5.5 million and $4.3 million, respectively. In the year ended December 31, 2014, actual forfeitures due to the restructuring plan exceeded our estimated forfeiture rate on a grant-by-grant basis. Therefore, we recorded a reduction to expense for unvested share based compensation.

The following table summarizes our RSUs activity:

	2013		2014
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,872,342	$7.74	1,884,913	$8.14
Granted	881,922	7.62	2,456,876	4.16
Canceled	(343,399)	6.47	(1,035,109)	6.95
Vested	(525,952)	6.91	(451,531)	7.43

Outstanding, end of year	1,884,913	$8.14	2,855,149	$5.26

The weighted average contractual life for RSUs for the years ended December 31, 2013 and 2014 was 2.2 years and 3.0 years, respectively.

In the year ended December 31, 2013, a single restricted stock unit grant, at the vesting date, was paid in cash rather than stock, to recipients at the election of the Company. The total cash paid was $1.8 million, which did not exceed the fair value on the settlement date.

As of December 31, 2014, there was $11.3 million of total unrecognized compensation cost related to unvested restricted stock units compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

19. Discontinued Operations

Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014, and Net Enforcers, a subsidiary which ceased operations in the three months ended June 30, 2013. For both entities, we determined that the U.S. GAAP requirements were met as we no longer had significant continuing involvement in these businesses and their operations and cash flows were eliminated from our ongoing operations.

The following table summarizes the operating results of the discontinued operations included in the consolidated statement of operations (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenue	$337	$57

Loss from discontinued operations before income taxes	$(3,323)	$(1,810)
Income tax benefit	1,216	663

Loss from discontinued operations, net of tax	$(2,107)	$(1,147)

The following table summarizes the carrying values of the major assets and liabilities of discontinued operations as reported (in thousands):

	As of December 31, 2013	As of April 30, 2014
Accounts receivable	$62	$8
Prepaid expenses and other current assets	49	0
Property and equipment, net	1,009	49
Accounts payable	$43	$9
Accrued expenses and other current liabilities	145	34
Accrued payroll and employee benefits	55	155

20. Major Clients

As discussed in Notes 1 and 2, we marketed credit and personal information and identity theft protection services to consumers through relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution client, as a percentage of total consolidated revenue, was as follows:

	2013	2014
Bank of America	43%	45%

Accounts receivable related to this client totaled $9.5 million and $8.3 million at December 31, 2013 and 2014, respectively.

21. Segment and Geographic Information

In 2014, we restructured our internal organization and, as a result, created an additional reporting segment and Corporate business unit. In accordance with U.S. GAAP, we recast the applicable segment disclosures for the consolidated financial statements. Our products and services are grouped into four reportable segments: Personal Information Services, Insurance and Other Consumer Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions such as legal, compliance, human resources, finance and internal audit, and shared information technology expenses that have not been attributed to a particular segment are reported in Corporate.

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. Our Pet Health

Monitoring segment includes VOYCE™, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

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

The following tables set forth segment information as of and for the years ended December 31, 2013 and 2014:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Year Ended December 31, 2013
Revenue	$285,931	$22,352	$0	$1,837	$0	$310,120
Depreciation	7,293	216	12	186	690	8,397
Amortization	2,952	505	0	0	0	3,457
Income (loss) from operations	49,796	6,307	(8,999)	(438)	(35,358)	11,308

Year Ended December 31, 2014
Revenue	$228,099	$16,633	$0	$1,910	$0	$246,642
Depreciation	4,791	222	89	142	412	5,656
Amortization	2,946	461	0	0	0	3,407
Income (loss) from operations	20,943	(21,051)	(13,488)	(247)	(28,517)	(42,360)

We recorded a non-cash goodwill impairment of $25.8 million in the year ended December 31, 2014, which increased the loss from continuing operations. See Note 10 for additional information.

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Market Intelligence	Corporate	Consolidated
As of December 31, 2013
Property, plant and equipment, net	$11,125	$722	$182	$234	$1,009	$1,218	$14,490

Total assets	$43,857	$61,985	$347	$798	$1,469	$22,633	$131,089

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
As of December 31, 2014
Property, plant and equipment, net	$9,535	$912	$3,928	$95	$294	$14,764

Total assets	$40,635	$25,431	$7,181	$483	$30,851	$104,581

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the year ended December 31, 2013	$277,732	$32,388	$310,120
For the year ended December 31, 2014	$217,220	$29,422	$246,642

22. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Year ended December 31, 2013:
Revenue	$81,556	$80,727	$75,807	$72,030
Income (loss) from operations	5,663	4,506	(407)	1,546
Income (loss) from continuing operations before income taxes	5,315	4,000	(440)	1,612
Net income (loss)	$2,205	$1,571	$(1,485)	$119
Basic earnings (loss) per common share	$0.12	$0.08	$(0.08)	$0.01
Diluted earnings (loss) per common share	$0.12	$0.08	$(0.08)	$0.01
Year ended December 31, 2014:
Revenue	$65,959	$64,313	$59,814	$56,556
Loss from operations	(1,898)	(2,569)	(9,260)	(28,633)
Loss from continuing operations before income taxes	(1,840)	(3,026)	(9,756)	(29,011)
Net loss	$(2,784)	$(2,035)	$(3,906)	$(21,969)
Basic loss per common share	$(0.15)	$(0.11)	$(0.21)	$(1.19)
Diluted loss per common share	$(0.15)	$(0.11)	$(0.21)	$(1.19)

We recorded a non-cash impairment of $1.3 million related to our long term investment in White Sky, LLC in the year ended December 31, 2013, which contributed to the loss from continuing operations. We recorded a non-cash goodwill impairment of $25.8 million in the year ended December 31, 2014, which increased the loss from continuing operations.

23. Subsequent Events

On February 27, 2015, we entered into an amendment, pursuant to which we will continue to purchase credit information from Equifax for use in our products and services at a specified pricing. The amendment, which is effective as of February 1, 2015, has a termination date of February 1, 2016 and provides us with the option to renew for an additional one year thereafter.

On March 3, 2015, we acquired substantially all of the assets of Health at Work Wellness Actuaries LLC (“HAW LLC”). In connection with this acquisition, we issued approximately 413 thousand shares of our common stock to HAW LLC, and will be obligated under the asset purchase agreement to make earn-out payments to the members of HAW LLC for the three measurement periods March 1, 2015 through February 29, 2016, March 1, 2016 through February 28, 2017, and March 1, 2017 through February 28, 2018, based upon the revenue from the acquired customers achieved during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement. We are in the process of accounting for this recent asset purchase. In addition, the historical operating results related to the assets we purchased are not material.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Allowance(1)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2013
Allowance for doubtful accounts	$35	$25	$34	$26
Year Ended December 31, 2014
Allowance for doubtful accounts	$26	$11	$32	$5

(1)	The year ended December 31, 2013 includes a reduction of $30 thousand related to Net Enforcers, which ceased operations in the three months ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC.
(Registrant)

By:	/s/ Michael R. Stanfield
Name: Michael R. Stanfield
Title: Chief Executive Officer

Date: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015

/s/ Ronald L. Barden Ronald L. Barden	Executive Vice President (Chief Financial Officer)	March 27, 2015

/s/ Tracy M. Ward Tracy M. Ward	Vice President (Principal Accounting Officer)	March 27, 2015

/s/ John M. Albertine John M. Albertine	Director	March 27, 2015

/s/ Thomas G. Amato Thomas G. Amato	Director	March 27, 2015

/s/ H. Stephen Bartlett H. Stephen Bartlett	Director	March 27, 2015

/s/ James L. Kempner James L. Kempner	Director	March 27, 2015

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 27, 2015

/s/ Bruce L. Lev Bruce L. Lev	Director	March 27, 2015

/s/ David A. McGough David A. McGough	Director	March 27, 2015