Form 10-Q
period 2015-03-31
INTERSECTIONS INC
filed 2015-05-11
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015 there were 23,214,095 shares of common stock, $0.01 par value, issued and 20,018,831 shares outstanding, with 3,195,264 shares of treasury stock.

Form 10-Q

March  31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Services	$55,510	$65,959
Hardware	2	0

Net revenue	55,512	65,959

OPERATING EXPENSES:
Marketing	5,631	5,662
Commission	13,836	16,999
Cost of services revenue	17,798	22,153
Cost of hardware revenue	47	0
General and administrative	18,293	20,650
Depreciation	1,297	1,540
Amortization	119	853

Total operating expenses	57,021	67,857

LOSS FROM OPERATIONS	(1,509)	(1,898)
Interest expense	(104)	(90)
Other (expense) income, net	(82)	148

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,695)	(1,840)
INCOME TAX BENEFIT (EXPENSE)	471	(115)

LOSS FROM CONTINUING OPERATIONS	(1,224)	(1,955)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	0	(829)

NET LOSS	$(1,224)	$(2,784)

Basic loss per common share:
Loss from continuing operations	$(0.06)	$(0.11)
Loss from discontinued operations	0.00	(0.04)

Basic loss per common share	$(0.06)	$(0.15)

Diluted loss per common share:
Loss from continuing operations	$(0.06)	$(0.11)
Loss from discontinued operations	0.00	(0.04)

Diluted loss per common share	$(0.06)	$(0.15)

Cash dividends paid per common share	$0.00	$0.20
Weighted average shares outstanding:
Basic	18,837	18,299
Diluted	18,837	18,299

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,077	$11,325
Accounts receivable, net of allowance for doubtful accounts of $3 (2015) and $5 (2014)	15,063	15,479
Prepaid expenses and other current assets	7,311	8,289
Inventory, net	383	0
Income tax receivable	6,965	8,107
Deferred subscription solicitation costs	7,827	6,922

Total current assets	47,626	50,122

PROPERTY AND EQUIPMENT, net	15,078	14,764
DEFERRED TAX ASSET, net	11,111	11,849
LONG-TERM INVESTMENT	8,384	8,384
GOODWILL	18,391	17,398
INTANGIBLE ASSETS, net	1,570	763
OTHER ASSETS	1,090	1,301

TOTAL ASSETS	$103,250	$104,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,846	$5,356
Accrued expenses and other current liabilities	18,928	18,907
Accrued payroll and employee benefits	4,119	5,034
Commissions payable	409	468
Capital leases, current portion	498	592
Deferred revenue	2,475	2,869
Deferred tax liability, net, current portion	711	702

Total current liabilities	31,986	33,928

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	879	981
OTHER LONG-TERM LIABILITIES	4,451	4,545

TOTAL LIABILITIES	37,316	39,454

COMMITMENTS AND CONTINGENCIES (see Notes 15 and 17)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 23,116 (2015) and 22,158 (2014); shares outstanding 19,921 (2015) and 18,978 (2014)	231	222
Additional paid-in capital	125,996	123,975
Treasury stock, shares at cost; 3,195 (2015) and 3,180 (2014)	(32,696)	(32,696)
Accumulated deficit	(27,597)	(26,374)

TOTAL STOCKHOLDERS’ EQUITY	65,934	65,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,250	$104,581

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,224)	$(2,784)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation	1,297	2,192
Amortization	119	853
Amortization of debt issuance cost	22	18
Provision for doubtful accounts	(2)	(25)
Loss on disposal of fixed assets	61	196
Share based compensation	1,574	1,191
Excess tax benefit upon vesting of restricted stock units and stock option exercises	0	(66)
Amortization of non-cash consideration exchanged for additional investment	0	(309)
Amortization of deferred subscription solicitation costs	4,321	4,400
Changes in assets and liabilities:
Accounts receivable	422	3,023
Prepaid expenses and other current assets	978	(538)
Inventory, net	(383)	0
Income tax, net	1,770	(5,800)
Deferred subscription solicitation costs	(5,226)	(4,501)
Other assets	188	(143)
Accounts payable	(509)	1,916
Accrued expenses and other current liabilities	272	3,501
Accrued payroll and employee benefits	(1,209)	1,050
Commissions payable	(60)	38
Deferred revenue	(394)	62
Deferred income tax, net	(734)	1,464
Other long-term liabilities	(93)	(69)

Cash flows provided by operating activities	1,190	5,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of technology related intangible	0	(50)
Cash paid for the business acquired from Health at Work Wellness Actuaries LLC	(1)	0
Acquisition of property and equipment	(1,923)	(2,398)

Cash flows used in investing activities	(1,924)	(2,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common shares	0	(3,674)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	0	66
Capital lease payments	(197)	(280)
Withholding tax payment on vesting of restricted stock units and stock option exercises	(317)	(1,603)

Cash flows used in financing activities	(514)	(5,491)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,248)	(2,270)
CASH AND CASH EQUIVALENTS — Beginning of period	11,325	20,920

CASH AND CASH EQUIVALENTS — End of period	$10,077	$18,650

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$251	$248

Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$294	$45

Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$58	$0

Shares issued in the business acquired from Health at Work Wellness Actuaries LLC	$1,551	$0

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Business

We operate the business in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit, and shared information technology expenses that have not been attributed to a particular segment continue to be reported in Corporate.

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our current services include: credit reports, credit monitoring, educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new accounts and Internet risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are continuing to develop innovative new services to address the increasing awareness by consumers of the risks associated with their personal information. Our services historically were marketed primarily through financial institutions in the U.S. and Canada, and we historically depended upon a few large financial institutions in the U.S. for a significant portion of our revenue. Although almost all marketing by U.S. financial institutions has been terminated, our strategy to reignite growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, growing and adding to our non-financial institution marketing and distribution relationships in the U.S., and expanding and adding to both our financial institution and non-financial institution relationships in Canada. We market our IDENTITY GUARD® brand directly to consumers and through affiliates in the U.S. and Canada.

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC (“HAW”) of designing wellness-driven health plans and engagement programs. As in our Personal Information Services segment, almost all marketing of this segment’s products through financial institutions has terminated. Some of our subscriber portfolios have been cancelled by the applicable financial institutions, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new insurance products, health and wellness services and expanding into new marketing channels to generate revenue.

Our Pet Health Monitoring segment includes VOYCE™, the new health and wellness platform and service for veterinarians and dog owners, which was launched in March 2015 and is provided by our subsidiary, i4c Innovations. VOYCE™ is a platform that connects pets, their owners, veterinarians and other caregivers with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health band worn similarly to a dog collar and an online member area where pet medical records can be stored and reminders and goals can be set and tracked. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators, including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, and caloric burn. This data is uploaded to the VOYCE™ member area via Wi-Fi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, the VOYCE Experience™ offers document storage and access anytime, anywhere, self-set reminders, and the ability to set goals.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, and in management’s opinion reflect all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries. Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014, and is presented for all prior periods in our condensed consolidated statements of operations. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows. For additional information, please see Note 21. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, as filed in our Annual Report on Form 10-K.

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

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) insurance services, 3) other monthly membership products and transaction services and 4) the VOYCE™ pet wellness product and service.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2015 and December 31, 2014 totaled $653 thousand and $511 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis. We also generate and recognize revenue on a transactional basis in our Insurance and other Consumer Services segment from consulting services provided by the business we acquired in March 2015 that designs wellness-driven health plans and engagement programs.

VOYCETM Pet Wellness Product and Service

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the monthly subscription monitoring service and shipping and handling costs. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain electronic confirmations with individual purchasers, b) delivery of the product and service has occurred, c) the seller’s price to the buyer is fixed, cancellation privileges have lapsed and the price of the product is agreed to by the customer as a condition of the sales transaction and d) collectability is reasonably assured as individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. As VOYCE™ is a new product and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until cancellation privileges lapse, which is currently 30 days after purchase for hardware revenue and 60 days after purchase for service revenue. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period, since prepaid subscriptions have pro-rata refund provisions. Due to the deferral period of both the hardware and the service, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges in order to reevaluate the deferral periods.

In accordance with U.S. GAAP, cost of hardware revenue is also deferred over the respective revenue deferral periods and is recorded in the same period. The deferred cost of hardware revenue is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. Free trials with no future service agreement are recognized immediately as expense under cost of service and hardware revenue in our condensed consolidated statements of operations.

We classify and recognize amounts billed to customers related to shipping and handling as hardware revenue and amounts incurred related to shipping and handling as cost of hardware revenue in our condensed consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset only in our Insurance and Other Consumer Services segment’s balance sheets, resulting from our prior acquisition of Intersection Insurance Services Inc. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units. As of March 31, 2015, goodwill of $12.9 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $5.5 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

The estimated fair values of our reporting units are dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from the functions that reside in Corporate. We perform a detailed analysis of our Corporate overhead costs for purposes of establishing the overhead allocation baseline for the projection period. Overhead allocation methods include, but are not limited to, the percentage of the payroll within each reporting unit, allocation of existing support function costs based on estimated usage by the reporting units, and vendor specific costs incurred by Corporate that can be reasonably attributed to a particular reporting unit. These allocations are adjusted over the projected period in our discounted cash flow analysis based on the forecasted changing relative needs of the reporting units. Throughout the forecast period, the majority of Corporate’s total overhead expenses are allocated to our Personal Information Services reporting unit. We believe this overhead allocation method fairly allocates costs to each reporting unit, and we will continue to review, and possibly refine, these allocation methods as our businesses grow and mature. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

Marketing costs incurred in the Pet Health Monitoring segment currently do not meet the criteria for deferral and therefore are included in marketing expenses in our condensed consolidated statements of operations.

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

Share Based Compensation

We currently issue equity and equity-based awards under the 2006 and 2014 Stock Incentive Plans (“Plans”). Individual awards under the 2006 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. Individual awards under the 2014 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the three months ended March 31, 2015 and 2014, we did not grant stock options. We use the stock price on the grant date to value all restricted stock awards and restricted stock units (together, “RSUs”) and the straight line method to amortize the compensation cost over the requisite service period. We consider our historical and projected dividends, along with participation rights of the grants, in calculating the grant date fair value.

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

Income Taxes

We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and reversal of existing deferred tax assets and liabilities, taxable income in available carryback periods, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three trailing years of cumulative operating income (loss). Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three months ended March 31, 2015. For additional information, please see Note 18.

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

Inventory

Inventory consists primarily of finished goods for our VOYCE™ product, although we may at times also maintain an inventory of raw materials from our third-party manufacturer. We outsource hardware manufacturing to a third-party manufacturer and may purchase accessories from third-party suppliers. Inventories are valued using the first-in, first-out method and are carried at the lower of cost or market.

Pursuant to our manufacturing agreement with the supplier, we may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from us at an agreed upon price, as required, for the hardware production.

3.	Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In April 2014, an update was made to “Presentation of Financial Statements” and “Property, Plant, and Equipment”. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendments in this update require expanded disclosures for discontinued operations and are effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014. We have adopted the provisions of this update as of January 1, 2015 and there was no material impact to our condensed consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In May 2014, an update was made to “Revenue Recognition”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We will adopt the provisions of this update as of January 1, 2017 and we are currently in the process of evaluating the impact, if any, to our condensed consolidated financial statements.

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

In January 2015, an update was made to “Income Statement – Extraordinary and Unusual Items.” Subtopic 225-20, “Income Statement—Extraordinary and Unusual Items,” previously required that an entity separately classify, present, and disclose as an extraordinary item events and transactions that are both unusual and infrequent in nature. The amendments in this update eliminate the concept of extraordinary items. This guidance is effective for annual periods ending after December 15, 2015. Early adoption is permitted. We will adopt the provisions of this update as of December 31, 2015 and do not anticipate a material impact to our condensed consolidated financial statements.

In February 2015, an update was made to “Amendments to the Consolidation Analysis.” The amendments in this update change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Affected entities include limited partnerships and similar legal entities, as well as reporting entities that are involved with variable interest entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2016 and do not anticipate a material impact to our condensed consolidated financial statements.

We reviewed other recently issued accounting pronouncements and determined that they are not applicable to our business.

4.	Business Acquisitions

Health at Work Wellness Actuaries LLC

On March 3, 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired the business from HAW. HAW designs wellness-driven health plans and engagement programs for employers, insurers and wellness groups. Our acquisition of the business from HAW aligns with our growth strategy to build our Insurance and Other Consumer Services segment through a combination of innovative insurance and non-insurance services for consumers, employers and the insurance industry. In connection with this acquisition, we issued approximately 413 thousand shares of common stock to HAW. The following table summarizes the consideration transferred to HAW (in thousands):

Common stock	$1,551
Cash	1

Fair value of total consideration transferred	$1,552

We are obligated under the asset purchase agreement to make aggregate earn-out payments to the members of HAW during three one-year measurement periods from March 1, 2015 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement. In accordance with U.S. GAAP, we recorded the earn-out payments as post-combination share based compensation expense, which is recognized pro-rata over the requisite service period and included in general and administrative expenses in our Insurance and Other Consumer Services segment. The earn-out is subject to performance and service vesting conditions and is payable in stock and a portion in cash, depending on the market price of the stock in accordance with the asset purchase agreement. We have estimated the expense for both the equity and liability awards, and vesting and other conditions may impact the number of common shares issued and, therefore, the amount of future share based compensation expense. As of March 31, 2015, we do not expect the potential cash payment to be significant.

In accordance with U.S. GAAP, we used the acquisition method of accounting, which requires that assets acquired, including intangible assets, be recognized at their fair value as of the acquisition date. The estimated determination was made by management through various means, primarily by obtaining a third party valuation of identifiable intangible assets acquired. We have preliminarily recorded our best estimates of the fair values of the assets acquired and the identifiable intangible assets. We continue to evaluate and gather information on the closing balance sheet that existed at the acquisition date. We may make changes to the amounts recorded during the remainder of the measurement period.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Technology-related intangible asset	$882
Marketing-related intangible asset	43
Furniture and fixtures, net	3
Deferred tax liability	(369)

Total identifiable net assets	559
Goodwill	993

Net assets acquired	$1,552

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Insurance and Other Consumer Services segment and is not expected to be deductible for income tax purposes. Acquisition-related costs in connection with the HAW transaction for the three months ended March 31, 2015 were $81 thousand and are included in general and administrative expenses in our condensed consolidated statements of operations.

The financial impact of HAW, individually and in the aggregate, is not material to our condensed consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented.

5.	Loss Per Common Share

Basic and diluted loss per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic loss per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes the potential exercise of stock options under our share based employee compensation plans and vesting of our restricted stock/restricted stock units.

For the three months ended March 31, 2015 and 2014, options to purchase common stock and unvested restricted common stock estimated to be 4.5 million and 3.6 million shares, respectively, were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Loss from continuing operations	$(1,224)	$(1,955)
Loss from discontinued operations	0	(829)

Net loss available to common shareholders—basic and diluted	$(1,224)	$(2,784)

Weighted average common shares outstanding—basic	18,837	18,299
Dilutive effect of common stock equivalents	0	0

Weighted average common shares outstanding—diluted	18,837	18,299

Basic loss per common share:
Loss from continuing operations	$(0.06)	$(0.11)
Loss from discontinued operations	$0.00	$(0.04)

Basic loss per common share	$(0.06)	$(0.15)

Diluted loss per common share:
Loss from continuing operations	$(0.06)	$(0.11)
Loss from discontinued operations	$0.00	$(0.04)

Diluted loss per common share	$(0.06)	$(0.15)

6.	Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the three months ended March 31, 2015 or the year ended December 31, 2014. We did not hold any significant instruments that are measured at fair value on a recurring basis as of March 31, 2015 or December 31, 2014. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy as of December 31, 2014. For additional information on our valuation technique and inputs used in the fair value measurement, please see Note 12.

As of March 31, 2015 and December 31, 2014, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

7.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Prepaid services	$950	$1,008
Other prepaid contracts	3,358	3,992
Other	3,003	3,289

Total	$7,311	$8,289

8.	Inventory

We had an inventory balance of $383 thousand as of March 31, 2015, which was substantially all finished goods. We had no inventory balance as of December 31, 2014. We did not record any charges for excess or obsolete inventory in the three months ended March 31, 2015 or 2014.

9.	Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 was $7.8 million and $6.9 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended March 31, 2015 and 2014 was $4.3 million and $4.4 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended March 31, 2015 and 2014 were $1.6 million and $1.3 million, respectively.

10.	Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2015	December 31, 2014
	(In thousands)
Machinery and equipment	$19,001	$19,151
Software	24,422	19,437
Software development-in-progress (1)	1,433	5,462
Furniture and fixtures	1,547	1,547
Leasehold improvements	4,390	4,366
Building	725	725
Land	25	25

	51,543	50,713
Less: accumulated depreciation	(36,465)	(35,949)

Property and equipment — net	$15,078	$14,764

(1)	Includes costs associated with software projects which are still in the application development stage as of March 31, 2015 and December 31, 2014 and as such, are not being amortized.

Depreciation of property and equipment for the three months ended March 31, 2015 and 2014 was $1.3 million and $1.5 million, respectively. In the three months ended March 31, 2015, we had retirements that reduced our property and equipment and accumulated depreciation balances by $781 thousand. In the three months ended March 31, 2014, due to discontinued operations, we reduced our property and equipment and accumulated depreciation balances by $652 thousand.

We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the three months ended March 31, 2015 and 2014. We record depreciation expense for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Internally developed capitalized software consisted of the following for the three months ended March 31, 2015 and 2014 (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2014	$13,754	$(11,169)	$2,585
Additions	1,220	0	1,220
Depreciation expense	0	(397)	(397)

Balance at March 31, 2015	$14,974	$(11,566)	$3,408

Balance at December 31, 2013	29,641	(28,433)	1,208
Additions	1,162	0	1,162
Disposals	(12,963)	12,849	(114)
Depreciation expense	0	(436)	(436)

Balance at March 31, 2014	$17,840	$(16,020)	$1,820

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining nine months ending December 31, 2015	$1,160
For the years ending December 31:
2016	1,415
2017	833

Total	$3,408

11.	Long-Term Investments

Our long-term investment consists of an investment in convertible preferred stock of White Sky, a privately held company. As of March 31, 2015, we owned 10.5 million convertible preferred shares of White Sky. We have no remaining warrants to purchase equity in White Sky. We may elect to participate in future rounds of funding; however, such participation is currently prohibited by our Loan Agreement. For additional information, please see Note 17.

Based on our analysis, we concluded that the convertible preferred stock does not meet the definition of in-substance common stock due to substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we will continue to account for our investment under the cost basis method of accounting. As of March 31, 2015, no indicators of impairment were identified and therefore we did not estimate the fair value of our long-term investment.

We continue to monitor this investment for impairment. Changes to any assumptions used in prior period valuations as a result of new information could have a significant impact in the estimated fair value and in our condensed consolidated financial statements and result in a fair value estimate either higher or lower than our carrying value. In the future, we may make appropriate reductions to its carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of this company.

12.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Total Goodwill
Balance as of December 31, 2014
Gross carrying amount	$31,366	$11,869	$1,390	$44,625
Accumulated impairment losses	(25,837)	0	(1,390)	(27,227)

Net carrying value of goodwill	5,529	11,869	0	17,398

Goodwill acquired during the period	0	993	0	993

Balance as of March 31, 2015
Gross carrying amount	31,366	12,862	1,390	45,618
Accumulated impairment losses	(25,837)	0	(1,390)	(27,227)

Net carrying value of goodwill	$5,529	$12,862	$0	$18,391

During the three months ended March 31, 2015, we did not have an impairment related to our goodwill. The increase in goodwill during the three months ended March 31, 2015 was due to the business we acquired from HAW. For additional information, please see Note 4.

To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on either reporting unit will be recognized in the operating results of our Insurance and Other Consumer Services segment, which is where the goodwill resides.

Our intangible assets consisted of the following (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,734	$(38,186)	$0	$548
Marketing related	3,024	(3,024)	0	0
Technology related	3,828	(2,806)	0	1,022

Total amortizable intangible assets	$45,586	$(44,016)	$0	$1,570

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(38,078)	$0	$613
Marketing related	3,024	(3,024)	0	0
Technology related	2,946	(2,796)	0	150

Total amortizable intangible assets	$44,661	$(43,898)	$0	$763

The net carrying amount of intangible assets increased $807 thousand, primarily due to the intangible asset additions resulting from the business we acquired from HAW, partially offset by amortization expense. During the three months ended March 31, 2015 and year ended December 31, 2014, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of three to ten years. For the three months ended March 31, 2015 and 2014, we had an aggregate amortization expense of $119 thousand and $853 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2015	$463
For the years ending December 31:
2016	376
2017	190
2018	141
2019	126
Thereafter	274

Total	$1,570

13.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Accrued marketing	$2,051	$1,293
Accrued cost of sales, including credit bureau costs	6,900	7,457
Accrued general and administrative expense and professional fees	5,150	4,496
Insurance premiums	653	511
Estimated liability for non-income business taxes	3,797	4,458
Other	377	692

Total	$18,928	$18,907

We may be subject to certain non-income (or indirect) business taxes in various state jurisdictions. For additional information, please see Note 15.

14.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Accrued payroll	$1,220	$613
Accrued benefits	2,175	1,863
Accrued severance	724	2,558

Total accrued payroll and employee benefits	$4,119	$5,034

In the year ended December 31, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. The plan consisted primarily of a workforce reduction, including key leadership positions. During the three months ended March 31, 2015, we continued to execute the plan and reduced the restructuring liability by $2.0 million. Of this amount, $1.0 million was for our Personal Information Services segment and $1.0 million was for our Corporate business unit. This expense is included in general and administrative expense in our condensed consolidated statements of operations. The following table summarizes the non-restructuring and restructuring activity during the three months ended March 31, 2015 and 2014 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Severance	Total Accrued Severance
Balance at December 31, 2014	$65	$2,493	$2,558
Adjustments to expense	275	4	279
Payments made	(91)	(2,022)	(2,113)

Balance at March 31, 2015	$249	$475	$724

Balance at December 31, 2013	$545	$0	$545
Adjustments to expense	379	0	379
Payments made	(530)	0	(530)

Balance at March 31, 2014	$394	$0	$394

We expect the remaining cost reductions to occur in the year ending December 31, 2015. We will continue to review and adjust our cost base, which may result in additional charges for severance and severance-related benefits in the future.

In the three months ended March 31, 2015, we incurred severance expense in our normal operations, unrelated to the aforementioned plan, of $275 thousand.

15.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining nine months ending December 31, 2015	$1,935	$454
For the years ending December 31:
2016	2,816	439
2017	2,801	332
2018	2,906	305
2019	1,326	0
Thereafter	0	0

Total minimum lease payments	$11,784	1,530

Less: amount representing interest		(153)

Present value of minimum lease payments		1,377
Less: current obligation		(498)

Long term obligations under capital lease		$879

We did not enter into any capital leases in the three months ended March 31, 2015 or 2014. Rental expenses included in general and administrative expenses in our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 were $651 thousand and $743 thousand, respectively.

Legal Proceedings

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Discovery in this case is ongoing.

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise process, the CFPB is considering whether to pursue an enforcement action against us, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order. We have provided additional information to the CFPB, and are engaged in discussions regarding a potential resolution of the investigation. The resolution may involve the entry of a consent order against us, and payments for refunds of customers and a civil penalty. Based upon our analysis of the probability of loss, as well as whether the amount can be reasonably estimated, as of March 31, 2015 we continued to have an estimated liability of $725 thousand that represents potential refunds for subscribers and a civil monetary penalty.

We may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of March 31, 2015, we continued to not have any significant liabilities accrued for any of the legal proceedings, other than the CFPB matter, mentioned above.

We believe based on information currently available that the amount, if any, accrued for the above contingencies, including the CFPB matter, is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect on our condensed consolidated financial statements, taken as a whole.

Other

We have analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may have obligations in some jurisdictions. Due to this analysis, as well as a final assessment for $1.7 million received in 2014 from a state for the underpayment of non-income business taxes for January 2006 through June 2014, we have recorded a total liability of $3.8 million as of March 31, 2015 for the underpayment of taxes, penalties and interest, which is the amount that we believe is probable under U.S. GAAP. As of December 31, 2014, our total liability for non-income business taxes was $4.5 million. During the three months ended March 31, 2015, we remitted $863 thousand to a state as part of the final assessment received, and we recorded an additional $244 thousand for the underpayment of non-income business taxes. We formally appealed the remaining portion of the final assessment based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. We expect to resolve these potential obligations within the next twelve months by any variety of settlement options including, but not limited to, voluntary disclosures, negotiation, and standard appeals process, and may adjust the liability at such time.

Due to the variability of the inputs for the earn-out provisions in the business we acquired from HAW, future share based compensation expense may have a material impact on the operating results of our Insurance and Other Consumer Services segment. For additional information, see Notes 4 and 19.

Orders we place for the production of our VOYCE™ hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. In the three months ended March 31, 2015, we did not record a liability for any unconditional purchase obligations.

16.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Deferred rent	$2,748	$2,856
Uncertain tax positions, interest and penalties not recognized	1,590	1,564
Accrued general and administrative expenses	113	125

Total other long-term liabilities	$4,451	$4,545

17.	Debt and Other Financing

In 2014, we entered into a new loan and security agreement (“Loan Agreement”) with Silicon Valley Bank. In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The Loan Agreement provides for a revolving credit facility in the amount of $15.0 million and a maturity date of October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement. Amounts borrowed under the Loan Agreement bear interest, at our option, at either the LIBOR or Prime rate plus an applicable margin ranging from 1% to 3%, depending upon achievement of certain financial metrics.

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

We are also required to maintain compliance with certain financial covenants, which include a minimum liquidity ratio and consolidated EBITDA ratios, as well as customary covenants, representations and warranties, funding conditions and events of default. As of March 31, 2015, we did not have any outstanding borrowings under the Loan Agreement. For additional information, please see Note 23.

18.	Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 27.8% and (6.3)%, respectively. The significant increase from the comparable period is primarily due to the ratio of book expenses, which are not deductible for income tax purposes, and the decrease in loss from operations before income tax. There were no material changes to our uncertain tax positions during the three months ended March 31, 2015 and 2014.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative income generated over the three year period ended March 31, 2015, as well as our strong earnings history. Such cumulative objective evidence is more heavily weighted than our current year consolidated loss from continuing operations before income taxes and other subjective evidence such as future projections.

The amount of the deferred tax assets considered realizable as of March 31, 2015, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses increases.

19.	Stockholders’ Equity

Share Based Compensation

We currently issue equity and equity-based awards under the 2006 and 2014 Stock Incentive Plans (“Plans”), and we have two inactive stock incentive plans, the 1999 Stock Option Plan and the 2004 Stock Option Plan. The total number of shares of common stock that may be issued under the Plans may not exceed 10.1 million. As of March 31, 2015 we have 1.9 million shares of common stock available for future grants of awards under the Plans, and awards for approximately 3.7 million shares are outstanding under all of our active and inactive plans. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards in the Plans that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

There were no stock options granted or exercised during the three months ended March 31, 2015 and 2014. The following table summarizes our restricted stock unit and restricted stock award (“RSUs”) activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	2,855,149	$5.26
Granted	485,000	3.73
Canceled (1)	(178,983)	6.82
Vested	(241,822)	6.79

Outstanding at March 31, 2015	2,919,344	$4.78

(1)	Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 15 thousand in the three months ended March 31, 2015.

Total share based compensation expense recognized for stock options and RSUs, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended March 31, 2015 and 2014 was $1.6 million and $1.2 million, respectively.

As of March 31, 2015, there was $11.7 million of total unrecognized compensation cost related to unvested RSUs granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

In addition to the unrecognized compensation cost related to unvested RSUs, we have determined the majority of the earn-out provisions in the business we acquired from HAW to be share based compensation expense. Due to the variability of the inputs for the performance and market conditions, we estimate the unrecognized compensation cost for the first one-year measurement period to be approximately $883 thousand but we are unable to reasonably estimate the unrecognized compensation costs for the remaining two one-year measurements periods from March 1, 2016 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the operating results of our Insurance and Other Consumer Services segment.

Other

We did not have any dividend activity in the three months ended March 31, 2015. In the three months ended March 31, 2014, we declared and paid cash dividends of $0.20 per share. During the three months ended March 31, 2015 and 2014, we did not repurchase any shares of common stock. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 15 thousand in the three months ended March 31, 2015. Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends or repurchasing any shares of common stock.

20.	Related Party Transactions

White Sky, Inc. — We have an investment in White Sky and a commercial agreement to incorporate and market each company’s respective services into various product offerings. In addition, we have an agreement with White Sky for them to provide various software development services and pay a commission fee. In the three months ended March 31, 2015 and 2014 we remitted $1 thousand and $225 thousand, respectively, related to the development agreement. As of March 31, 2015 there were no amounts due to White Sky under these agreements.

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, in the three months ended March 31, 2015 and 2014, we paid monthly installments totaling $216 thousand and $143 thousand, respectively. These amounts are included within cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2015, we owed $142 thousand to DMS under this agreement.

21.	Discontinued Operations

Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014. We determined that IBIS met the requirements for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations.

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

Three Months Ended March 31, 2014
Revenue	$51

Loss from discontinued operations before income taxes	$(1,385)
Income tax benefit	556

Loss from discontinued operations	$(829)

22.	Segment and Geographic Information

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

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services and includes the health and wellness services business we acquired from HAW. Our Pet Health Monitoring segment includes VOYCE™, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

The following table sets forth segment information for the three months ended March 31, 2015 and 2014:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended March 31, 2015
Net revenue	$51,248	$3,782	$2	$480	$0	$55,512
Depreciation	1,120	62	32	26	57	1,297
Amortization	0	119	0	0	0	119
Income (loss) from operations	9,156	675	(4,460)	(142)	(6,738)	(1,509)

Three months ended March 31, 2014
Net revenue	$60,841	$4,662	$0	$456	$0	$65,959
Depreciation	1,308	51	11	43	127	1,540
Amortization	738	115	0	0	0	853
Income (loss) from operations	7,854	1,077	(3,287)	(69)	(7,473)	(1,898)

The following table sets forth segment information as of March 31, 2015 and December 31, 2014:
	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
As of March 31, 2015
Property and equipment, net	$9,171	$857	$4,731	$81	$238	$15,078

Total assets	$37,684	$25,310	$8,388	$407	$31,461	$103,250

As of December 31, 2014
Property and equipment, net	$9,535	$912	$3,928	$95	$294	$14,764

Total assets	$40,635	$25,431	$7,181	$483	$30,851	$104,581

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the three months ended March 31, 2015	$49,624	$5,888	$55,512
For the three months ended March 31, 2014	$58,371	$7,588	$65,959

23.	Subsequent Events

On April 21, 2015, we entered into an amendment to our Loan Agreement, pursuant to which the maximum aggregate principal amount of any loans under the Loan Agreement was reduced from $15.0 million to $5.0 million. In addition, the interest rates payable under the Loan Agreement were modified so that amounts borrowed would bear interest, at our option, at either the LIBOR rate plus a margin of 3.5%, or the Prime rate plus a margin of 2.5%. Further, the interest rate payable in the event of default was increased by 2.5% and is equal to the Prime rate plus a margin of 4.5%. Finally, the requirement that we maintain compliance on a quarterly basis with a specified minimum EBITDA on a consolidated basis for the trailing twelve months ending on the last day of the applicable quarter was changed so as to modify the specific EBITDA minimums that we must achieve and to reduce the length of time of the trailing periods so required for certain periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2013, and 2014, and as of December 31, 2013 and 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

Forward Looking Statements

Information contained in this discussion and analysis, other than historical information, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Form 10-K under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: the impact of the regulatory environment on our business, including the outcome of the CFPB investigation of our financial institution business; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring and/or goodwill impairment charges; the timing and success of new product launches, including our VOYCE™ product, adjustments in investments in our IDENTITY GUARD® and insurance services businesses and other growth initiatives; our ability to control costs; and our needs for additional capital to grow our business, including our ability to maintain borrowing availability under our loan agreement. A detailed discussion of these and other factors that may affect our future results is contained in our Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and we have no intention or obligation to publicly update or revise any forward-looking statement unless required to do so by securities laws.

Overview

We operate the business in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit, and shared information technology expenses that have not been attributed to a particular segment continue to be reported in Corporate.

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. This segment also includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC (“HAW”) of designing wellness-driven health plans and engagement programs. Our Pet Health Monitoring segment includes VOYCE™, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

Cost Restructuring

In the year ended December 31, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. The plan consisted primarily of a workforce reduction, including key leadership positions. We have made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. These measures are expected to decrease cash provided by operations through the year ending December 31, 2015, followed thereafter by reductions to cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations.

As of March 31, 2015, we expect to achieve $14.0 million of annualized cost savings. Costs in our growing segments, including Pet Health Monitoring, have and will continue to increase and partially offset the cost savings. We are continuing to review and adjust our cost base in 2015 in an effort to achieve the original targeted cost reductions. For additional information, please see Note 14 to our condensed consolidated financial statements.

Personal Information Services

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our current services include credit reports, credit monitoring, educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new accounts and Internet risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are continuing to develop innovative new services to address the increasing awareness by consumers of the risks associated with their personal information.

Our services historically were marketed primarily through financial institutions in the U.S. and Canada, and we historically depended upon a few large financial institutions in the U.S. for a significant portion of our revenue. Although almost all marketing by U.S. financial institutions has been terminated, our strategy to reignite growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, growing and adding to our non-financial institution marketing and distribution relationships in the U.S., and expanding and adding to both our financial institution and non-financial institution relationships in Canada. We market our IDENTITY GUARD® brand directly to consumers and through affiliates in the U.S. and Canada.

In the three months ended March 31, 2015 and 2014, approximately 64% and 68%, respectively, of our Personal Information Services segment revenue were derived from agreements with U.S. financial institutions. Revenue in the three months ended March 31, 2015 and 2014 from Bank of America, our largest financial institution client that ceased marketing of our services in 2011, constituted approximately 47% and 46%, respectively, of our Personal Information Services segment revenue. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. In the three months ended March 31, 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service. In addition, our servicing of subscribers under one of our marketing agreements with Citibank terminated April 2, 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. We will continue to receive an immaterial amount of revenue from these arrangements for administrative services over a two-month transition period. In the three months ended March 31, 2015, we generated revenue of $3.1 million under this agreement. We continue to service additional subscribers that were acquired pursuant to other agreements with Citibank.

We believe that the CFPB, along with other federal agencies including the OCC, are continuing to review policies and practices of financial institutions and their service providers with respect to add-on or ancillary products, including our products. As a result, one or more financial institutions may seek indemnification from us, and we or the financial institutions may be subject to enforcement proceedings or private class actions. We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise process, the CFPB is considering whether to pursue an enforcement action against us, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order. We have provided additional information to the CFPB, and are engaged in discussions regarding a potential resolution of the investigation. The resolution may involve the entry of a consent order against us, and payments for refunds of customers and a civil penalty. For additional information, please see Note 15 to our condensed consolidated financial statements.

In response to the potential effect of these uncertainties on our liquidity, as discussed above, we initiated in 2014 a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. See “—Cost Restructuring” above.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from HAW of designing wellness-driven health plans and engagement programs. As in our Personal Information Services segment, almost all marketing of this segment’s products through financial institutions has terminated. Some of our subscriber portfolios have been cancelled by the applicable financial institutions, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new insurance products, health and wellness services and expanding into new marketing channels to generate revenue.

Pet Health Monitoring

Our Pet Health Monitoring segment includes VOYCE™, the new health and wellness platform and service for veterinarians and dog owners, which was launched in March 2015 and is provided by our subsidiary, i4c Innovations. VOYCE™ is our pet health monitoring platform and information management service that collects, translates, monitors and distributes wellness indicators to veterinarians, the service industry for dogs, and consumers including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, and caloric burn. We aid consumers in monitoring their pet’s well-being and provide valuable data and insight to them and veterinarians in a manner never previously available. Data collected from our proprietary wearable pet health band is translated and coupled with content written by top dog care experts exclusively for VOYCE™ to create a professional, highly relevant, personalized customer experience. The platform also offers the ability to store pet medical records, set reminders, and create and track goals.

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

Accounting Policies

Management Estimates

In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our condensed consolidated results of operations. For further information on our critical and other accounting policies, please see Note 2 to our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) insurance services, 3) other monthly membership products and transaction services and 4) the VOYCE™ pet wellness product and service.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2015 and December 31, 2014 totaled $653 thousand and $511 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis. We also generate and recognize revenue on a transactional basis in our Insurance and other Consumer Services segment from consulting services provided by HAW, the business we acquired in March 2015 that designs wellness-driven health plans and engagement programs.

VOYCETM Pet Wellness Product and Service

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the monthly subscription monitoring service and shipping and handling costs. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain electronic confirmations with individual purchasers, b) delivery of the product and service has occurred, c) the seller’s price to the buyer is fixed, cancellation privileges have lapsed and the price of the product is agreed to by the customer as a condition of the sales transaction and d) collectability is reasonably assured as individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. As VOYCE™ is a new product and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until cancellation privileges lapse, which is currently 30 days after purchase for hardware revenue and 60 days after purchase for service revenue. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period, since prepaid subscriptions have pro-rata refund provisions. Due to the deferral period of both the hardware and the service, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges in order to reevaluate the deferral periods.

In accordance with U.S. GAAP, cost of hardware revenue is also deferred over the respective revenue deferral periods and is recorded in the same period. The deferred cost of hardware revenue is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. Free trials with no future service agreement are recognized immediately as expense under cost of service and hardware revenue in our condensed consolidated statements of operations.

We classify and recognize amounts billed to customers related to shipping and handling as hardware revenue and amounts incurred related to shipping and handling as cost of hardware revenue in our condensed consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset only in our Insurance and Other Consumer Services segment’s balance sheets, resulting from our prior acquisition of Intersection Insurance Services Inc. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units. As of March 31, 2015, goodwill of $12.9 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $5.5 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

The estimated fair values of our reporting units are dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from the functions that reside in Corporate. We perform a detailed analysis of our Corporate overhead costs for purposes of establishing the overhead allocation baseline for the projection period. Overhead allocation methods include, but are not limited to, the percentage of the payroll within each reporting unit, allocation of existing support function costs based on estimated usage by the reporting units, and vendor specific costs incurred by Corporate that can be reasonably attributed to a particular reporting unit. These allocations are adjusted over the projected period in our discounted cash flow analysis based on the forecasted changing relative needs of the reporting units. Throughout the forecast period, the majority of Corporate’s total overhead expenses are allocated to our Personal Information Services reporting unit. We believe this overhead allocation method fairly allocates costs to each reporting unit, and we will continue to review, and possibly refine, these allocation methods as our businesses grow and mature. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

Marketing costs incurred in the Pet Health Monitoring segment currently do not meet the criteria for deferral and therefore are included in marketing expenses in our condensed consolidated statements of operations.

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

Share Based Compensation

We currently issue equity and equity-based awards under the 2006 and 2014 Stock Incentive Plans (“Plans”). Individual awards under the 2006 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, restricted stock awards and/or restricted stock units. Individual awards under the 2014 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the three months ended March 31, 2015 and 2014, we did not grant stock options. We use the stock price on the grant date to value all restricted stock awards and restricted stock units (together, “RSUs”) and the straight line method to amortize the compensation cost over the requisite service period. We consider our historical and projected dividends, along with participation rights of the grants, in calculating the grant date fair value.

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

Income Taxes

We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and reversal of existing deferred tax assets and liabilities, taxable income in available carryback periods, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three trailing years of cumulative operating income (loss). Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three months ended March 31, 2015. For additional information, please see Note 18 to our condensed consolidated financial statements.

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

Inventory

Inventory consists primarily of finished goods for our VOYCE™ product, although we may at times also maintain an inventory of raw materials from our third-party manufacturer. We outsource hardware manufacturing to a third-party manufacturer and may purchase accessories from third-party suppliers. Inventories are valued using the first-in, first-out method and are carried at the lower of cost or market.

Pursuant to our manufacturing agreement with the supplier, we may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from us at an agreed upon price, as required, for the hardware production.

Accounting Standards Updates Recently Adopted and Accounting Standards Updates Not Yet Effective

For information about accounting standards updates recently adopted and accounting standards updates not yet effective, please see Note 3 to our condensed consolidated financial statements.

Results of Continuing Operations

Three Months Ended March 31, 2015 and 2014 (in thousands):

The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended March 31, 2015
Revenue:
Services	$51,248	$3,782	$0	$480	$0	$55,510
Hardware	0	0	2	0	0	2

Net revenue	51,248	3,782	2	480	0	55,512

Operating expenses:
Marketing	4,430	25	1,175	1	0	5,631
Commission	12,692	1,137	0	7	0	13,836
Cost of services revenue	16,996	600	158	44	0	17,798
Cost of hardware revenue	0	0	47	0	0	47
General and administrative	6,854	1,164	3,050	544	6,681	18,293
Depreciation	1,120	62	32	26	57	1,297
Amortization	0	119	0	0	0	119

Total operating expenses	42,092	3,107	4,462	622	6,738	57,021

Income (loss) from operations	$9,156	$675	$(4,460)	$(142)	$(6,738)	$(1,509)

Three months ended March 31, 2014
Services revenue	$60,841	$4,662	$0	$456	$0	$65,959
Operating expenses:
Marketing	4,914	317	431	0	0	5,662
Commission	15,322	1,677	0	0	0	16,999
Cost of services revenue	21,442	547	133	31	0	22,153
General and administrative	9,263	878	2,712	451	7,346	20,650
Depreciation	1,308	51	11	43	127	1,540
Amortization	738	115	0	0	0	853

Total operating expenses	52,987	3,585	3,287	525	7,473	67,857

Income (loss) from operations	$7,854	$1,077	$(3,287)	$(69)	$(7,473)	$(1,898)

Personal Information Services Segment

Income from operations for our Personal Information Services segment increased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in income from operations is primarily due to decreases in cost of revenue, commission, and general and administrative expenses, partially offset by a decrease in revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber populations.

	Three Months Ended March 31,
	2015	2014	Difference	%
Services revenue	$51,248	$60,841	$(9,593)	(15.8)%
Operating expenses:
Marketing	4,430	4,914	(484)	(9.8)%
Commission	12,692	15,322	(2,630)	(17.2)%

	Three Months Ended March 31,
	2015	2014	Difference	%
Cost of services revenue	16,996	21,442	(4,446)	(20.7)%
General and administrative	6,854	9,263	(2,409)	(26.0)%
Depreciation	1,120	1,308	(188)	(14.4)%
Amortization	0	738	(738)	(100.0)%

Total operating expenses	42,092	52,987	(10,895)	(20.6)%

Income from operations	$9,156	$7,854	$1,302	16.6%

Services Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to terminate marketing, as well as the cancellation of certain subscriber portfolios by many of the same financial institution clients in the latter part of 2014, which negatively impacted revenue in the three months ended March 31, 2015. Our servicing of subscribers under one of our marketing agreements with Citibank terminated April 2, 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. We will continue to receive an immaterial amount of revenue from these arrangements for our performance of administrative services over a two-month transition period. In the three months ended March 31, 2015, we generated revenue of $3.1 million under this agreement. In addition, we continue to experience normal attrition in our existing financial institution generated subscriber base, which has also contributed to the decrease in revenue. As a result, our revenue and earnings from U.S. financial institutions decreased in 2014, and we expect our revenue and earnings from U.S. financial institutions to continue to decrease in 2015.

Revenue decreases from U.S. and Canadian financial institution clients were partially offset by increased revenue from our consumer direct product due to quarter over quarter growth in the subscriber base of approximately 17.6%. Revenue in our Canadian business lines decreased primarily due to a reduction in new subscribers as a result of a decision by a financial institution client to terminate almost all marketing. We expect continued growth in our subscriber base and increased revenue in 2015 for our consumer direct products and Canadian business lines.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the three months ended March 31, 2015 and 2014 (in thousands):

Personal Information Services Segment Revenue

	Three Months Ended March 31,
	2015	2014	2015	2014
Bank of America	$23,855	$28,033	46.5%	46.1%
All other financial institution clients	8,841	13,588	17.3%	22.3%
Consumer direct	12,664	11,632	24.7%	19.1%
Canadian business lines	5,888	7,588	11.5%	12.5%

Total Personal Information Services revenue	$51,248	$60,841	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
Balance at December 31, 2014	1,421	342	296	2,059
Additions	1	83	19	103
Cancellations	(68)	(44)	(35)	(147)

Balance at March 31, 2015	1,354	381	280	2,015

Balance at December 31, 2013	2,067	301	332	2,700
Additions	16	69	35	120
Cancellations	(98)	(46)	(39)	(183)

Balance at March 31, 2014	1,985	324	328	2,637

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, radio, television, print and direct mail expenses such as printing and postage. In the three months ended March 31, 2015 and 2014, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions. The decrease in marketing expenses is primarily a result of a decrease in marketing for our consumer direct business. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended March 31, 2015 and 2014 were $4.0 million and $3.9 million, respectively. Marketing costs expensed as incurred for the three months ended March 31, 2015 and 2014 were $401 thousand and $1.3 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 8.6% for the three months ended March 31, 2015 from 8.1% for the three months ended March 31, 2014.

Commission Expenses. Commission expenses consist of commissions paid to clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our financial institution client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 24.8% for the three months ended March 31, 2015 from 25.2% for the three months ended March 31, 2014, primarily due to the changing product mix of commissionable marketing arrangements.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers and a decrease in the effective rates for data. We expect to continue to realize lower effective rates for data due to our renegotiated service agreements. In the three months ended March 31, 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service.

As a percentage of revenue, cost of revenue decreased to 33.2% for the three months ended March 31, 2015 compared to 35.2% for the three months ended March 31, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs which can be specifically attributed to the Personal Information Services segment. The decrease is primarily due to decreased payroll, which included severance, and professional fees. In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the three months ended March 31, 2015 was $61 thousand. We did not have severance and severance-related benefits in this segment in the three months ended March 31, 2014. For additional information, please see Note 14 to our condensed consolidated financial statements.

For the three months ended March 31, 2015, we did not incur any share based compensation expense or any additional compensation expense for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested (“dividend equivalent payments”). For the three months ended March 31, 2014, share based compensation expense was $159 thousand and we incurred an additional compensation expense of $111 thousand for dividend equivalent payments to restricted stock unit holders.

As a percentage of revenue, general and administrative expenses decreased to 13.4% for the three months ended March 31, 2015 from 15.2% for the three months ended March 31, 2014.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions placed into service in the three months ended March 31, 2015.

As a percentage of revenue, depreciation expense increased slightly to 2.2% for the three months ended March 31, 2015 from 2.1% for the three months ended March 31, 2014.

Amortization. Amortization consists primarily of the amortization of our intangible assets. The decrease is primarily due to intangible assets that were fully amortized in prior periods.

As a percentage of revenue, amortization expense was 1.2% for the three months ended March 31, 2014.

Insurance and Other Consumer Services Segment

Our income from operations for our Insurance and Other Consumer Services segment decreased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease is primarily due to decreased revenue, partially offset by decreases in commission expenses.

	Three Months Ended March 31,
	2015	2014	Difference	%
Services revenue	$3,782	$4,662	$(880)	(18.9)%
Operating expenses:
Marketing	25	317	(292)	(92.1)%
Commission	1,137	1,677	(540)	(32.2)%
Cost of services revenue	600	547	53	9.7%
General and administrative	1,164	878	286	32.6%
Depreciation	62	51	11	21.6%
Amortization	119	115	4	3.5%

Total operating expenses	3,107	3,585	(478)	(13.3)%

Income from operations	$675	$1,077	$(402)	(37.3)%

Services Revenue. The decrease in revenue is primarily due to a reduction in new subscribers. In addition, we continue to experience normal attrition in our existing subscriber base, which consists of purchasers of both insurance and membership services that have recurring subscription benefits. We had approximately 87 thousand subscribers as of March 31, 2015, which is a 9.0% decrease from our subscriber base of 96 thousand subscribers as of December 31, 2014. This segment includes the operating results, which were insignificant, of the business we acquired in March 2015 from HAW of designing wellness-driven health plans and engagement programs. We are in the process of developing new insurance and other products and expanding into new marketing channels to generate revenue.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, print and direct mail expenses such as printing and postage. Marketing expenses decreased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

As a percentage of revenue, marketing expenses significantly decreased to 0.7% for the three months ended March 31, 2015 from 6.8% for the three months ended March 31, 2014.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 30.1% for the three months ended March 31, 2015 from 36.0% for the three months ended March 31, 2014.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The increase is primarily due to severance and severance-related benefits included in payroll expense for our customer service functions, partially offset by decreased network fees.

As a percentage of revenue, cost of revenue increased to 15.9% for the three months ended March 31, 2015 from 11.7% for the three months ended March 31, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, and share based compensation expense related to the earn-out provisions of the HAW business acquisition. The increase is primarily due to increased payroll related costs, primarily severance and severance-related benefits and share based compensation, partially offset by a decrease in legal fees. Severance and severance-related benefits, unrelated to the approved restructuring plan, in the three months ended March 31, 2015 was $226 thousand. We did not have severance and severance-related benefits in this segment in the three months ended March 31, 2014.

We have determined the majority of the earn-out provisions in the business we acquired from HAW to be share based compensation expense. Due to the variability of the inputs for the performance and market conditions, we have recorded $80 thousand of share based compensation expense in the three months ended March 31, 2015 and we estimate the unrecognized compensation cost for the first one-year measurement period to be approximately $883 thousand. We are unable to reasonably estimate the unrecognized compensation costs for the remaining two one-year measurements periods from March 1, 2016 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the operating results of our Insurance and Other Consumer Services segment.

As a percentage of revenue, general and administrative expenses increased to 30.8% for the three months ended March 31, 2015 from 18.8% for the three months ended March 31, 2014.

Impairment of Goodwill. As required by U.S. GAAP, goodwill is reflected as an asset only in our Insurance and Other Consumer Services segment’s balance sheets, resulting from our prior acquisition of Intersection Insurance Services Inc., and therefore, any impairment charges on the goodwill asset are reflected in our Insurance and Other Consumer Services segment’s statements of operations.

The fair value of the Insurance and Other Consumer Services reporting unit, which was tested in 2014, was significantly in excess of its carrying value. During the three months ended March 31, 2015 and 2014, we did not have any impairment of goodwill in our Personal Information Services reporting unit. The fair value of the Personal Information Services reporting unit was in excess of its carrying value by approximately 32% as of March 31, 2015. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on either reporting unit will be recognized in the operating results of our Insurance and Other Consumer Services segment, which is where the goodwill resides.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. The slight increase is driven by new assets placed into service in the three months ended March 31, 2015.

As a percentage of revenue, depreciation increased slightly to 1.6% for the three months ended March 31, 2015 from 1.1% for the three months ended March 31, 2014.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense increased slightly for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

As a percentage of revenue, amortization increased slightly to 3.1% for the three months ended March 31, 2015 from 2.5% for the three months ended March 31, 2014.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In the three months ended March 31, 2015, we launched VOYCE™, a new pet health monitoring platform and service, and began fulfilling customer orders. The increase in loss from operations is due to professional fees incurred for continued advertising costs and engineering efforts associated with our launch of VOYCE™.

	Three Months Ended March 31,
	2015	2014	Difference	%
Hardware revenue	$2	$0	$2	100.0%
Operating expenses:
Marketing	1,175	431	744	172.6%
Cost of services revenue	158	133	25	18.8%
Cost of hardware revenue	47	0	47	100.0%
General and administrative	3,050	2,712	338	12.5%
Depreciation	32	11	21	190.9%

Total operating expenses	4,462	3,287	1,175	35.7%

Loss from operations	$(4,460)	$(3,287)	$(1,173)	(35.7)%

Hardware Revenue. VOYCE™ is a new product and as such, we lack sufficient historical transactions to estimate an allowance for returns. Therefore, we defer revenue from the sale of the hardware and monthly subscription service until return and cancellation rights have substantially lapsed. We recognize the fixed portion of shipping and handling receipts as hardware revenue in our condensed consolidated statements of operations. In the three months ended March 31, 2015, we recorded deferred revenue of $29 thousand and recognized hardware revenue of $2 thousand related to shipping and handling receipts from customer orders. We expect our revenue from the sale of VOYCE™ hardware and services to increase in the year ending December 31, 2015.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including demonstrations, advertising and printed materials, which do not meet the criteria for capitalization. We incurred, and expect to continue to incur, marketing expenses in the sale of VOYCE™.

Cost of Services and Hardware Revenue. Cost of revenue consists of product and manufacturing costs, taxes and other fees, content development and customer service costs associated with our hardware and subscription service. We defer the cost of the hardware revenue and recognize the expense in the same period as the associated revenue. We incurred, and expect to continue to incur, cost of services and hardware revenues in the sale of VOYCE™. We incurred certain cost of revenue expenses as part of the launch of VOYCE™.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to increases in professional fees and software licensing fees and a decrease in the capitalization of internal use software, partially offset by a decrease in legal fees. There were no expenses for severance and severance-related benefits for the three months ended March 31, 2015. During the three months ended March 31, 2014, we incurred expenses for severance and severance-related benefits of $305 thousand.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets. Depreciation expense increased in the three months ended March 31, 2015 as new assets were placed into service. We expect depreciation expense to continue to increase in 2015 as the majority of our assets will be placed into service in connection with our launch.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment increased for three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase is primarily due to increased general and administrative expenses.

	Three Months Ended March 31,
	2015	2014	Difference	%
Services Revenue	$480	$456	$24	5.3%
Operating expenses:
Marketing	1	0	1	100.0%
Commission	7	0	7	100.0%
Cost of services revenue	44	31	13	41.9%
General and administrative	544	451	93	20.6%
Depreciation	26	43	(17)	(39.5)%

Total operating expenses	622	525	97	18.5%

Loss from operations	$(142)	$(69)	$(73)	(105.8)%

Services Revenue. The increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect revenue to continue to increase in 2015.

Marketing Expenses. Marketing expenses consist of advertising costs, web-based marketing and other marketing program expenses.

As a percentage of revenue, marketing expenses were 0.2% for the three months ended March 31, 2015, and there were no marketing expenses in the three months ended March 31, 2014.

Commission Expenses. Commission expenses consist of commissions paid to our partners. We have entered into contractual agreements with our partners that require us to pay commission in certain circumstances. Commission expense increased slightly for the three months ended March 31, 2015 as a result of these new arrangements.

As a percentage of revenue, commission expenses were 1.5% for the three months ended March 31, 2015, and there were no commission expenses in the three months ended March 31, 2014.

Cost of Services Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

As a percentage of revenue, cost of revenue increased to 9.2% for the three months ended March 31, 2015 compared to 6.8% for the three months ended March 31, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and account functions. General and administrative expenses increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in payroll expense.

As a percentage of revenue, general and administrative expenses increased to 113.3% for the three months ended March 31, 2015 from 98.9% for the three months ended March 31, 2014.

Corporate

In the three months ended March 31, 2015, our loss from operations of $6.7 million primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of legal, compliance, human resources, finance, internal audit and shared information technology expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the three months ended March 31, 2015 and 2014 were $6.7 million and $7.3 million, respectively. The decrease is primarily due to decreased legal and professional fees and payroll expenses. In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits expenses, both related and unrelated to the approved restructuring plan, for the three months ended March 31, 2015 were $13 thousand. We did not incur expenses related to severance and severance-related benefit costs in this business unit in the three months ended March 31, 2014. For additional information, please see Note 14 to our condensed consolidated financial statements.

Total share based compensation expense for the three months ended March 31, 2015 and 2014 was $1.5 million and $1.0 million, respectively. In addition, for the three months ended March 31, 2015, we did not incur any compensation expense for payments to restricted stock unit holders equivalent to the dividends that would have been received on these shares had they been fully vested. For the three months ended March 31, 2014, we incurred compensation expense of $320 thousand for dividend equivalent payments to restricted stock unit holders.

Interest Expense

Interest expense was $104 thousand for the three months ended March 31, 2015 as compared to $90 thousand for the three months ended March 31, 2014. The slight increase is primarily due to interest accrued on non-income business taxes.

Other Expense/Income, net

Other expense was $82 thousand for the three months ended March 31, 2015 as compared to other income of $148 thousand for the three months ended March 31, 2014. The increase in other expense is primarily due to an increase in foreign currency losses resulting from exchange rate fluctuations over the period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 27.8% and (6.3)%, respectively. The significant increase from the comparable period is primarily due to the ratio of book expenses, which are not deductible for income tax purposes, and the decrease in loss from operations before income tax. There were no material changes to our uncertain tax positions during the three months ended March 31, 2015 and 2014.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative income generated over the three year period ended March 31, 2015, as well as our strong earnings history. Such cumulative objective evidence is more heavily weighted than our current year consolidated loss from continuing operations before income taxes and other subjective evidence such as future projections.

The amount of the deferred tax assets considered realizable as of March 31, 2015, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses increases.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $10.1 million as of March 31, 2015 as compared to $11.3 million as of December 31, 2014. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance was $15.1 million as of March 31, 2015 as compared to $15.5 million as of December 31, 2014. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our personal information services and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution obligors. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include cash and cash equivalents, cash provided by continuing operations, amounts available, if any, under our Loan Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances, working capital management and bank borrowing capacity. We had a working capital surplus of $15.6 million as of March 31, 2015 as compared to $16.2 million as of December 31, 2014.

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

	Three Months Ended March 31,
	2015	2014	Difference
	(In thousands)
Cash flows provided by operating activities	$1,190	$5,669	$(4,479)
Cash flows used in investing activities	(1,924)	(2,448)	524
Cash flows used in financing activities	(514)	(5,491)	4,977

Decrease in cash and cash equivalents	(1,248)	(2,270)	1,022
Cash and cash equivalents, beginning of period	11,325	20,920	(9,595)

Cash and cash equivalents, end of period	$10,077	$18,650	$(8,573)

The decrease in cash flows provided by operations reflects the net loss for the three months ended March 31, 2015 and was primarily the result of a decrease in revenue. In addition, our cash flows provided by operations decreased due to our continued cash investments in our i4c Innovations subsidiary. We expect to continue to fund the growth and development of i4c Innovations from cash flows provided by operating activities. We remitted $863 thousand on our non-income tax liability and expect to resolve some, or all, of the remaining potential obligations for non-income business taxes in the year ending December 31, 2015 using cash provided by operations.

In 2014, our Board of Directors approved the restructuring plan to streamline operations and reduce the cost structure in our Corporate business unit and Personal Information Services segment. We have completed the majority of the reductions and expect the remaining amount of approximately $475 thousand to decrease our cash flows provided by operations in the year ending December 31, 2015. Actions taken in 2014 represent an approximate $14.0 million reduction in our cost base, on an annualized basis, and we are continuing to review and adjust our cost base in 2015. See “— Cost Restructuring” for further discussion.

The decrease in cash flows used in investing activities was attributable to the decrease in capitalized engineering costs and acquisitions of property and equipment primarily for our Pet Health Monitoring segment.

Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends. In the three months ended March 31, 2014, we declared and paid cash dividends of $0.20 per share for a total of $3.7 million, which contributed to the decrease in cash flows used in financing activities.

Credit Facility and Borrowing Capacity

In 2014, we entered into a new loan and security agreement (“Loan Agreement”) with Silicon Valley Bank. In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The Loan Agreement provides for a revolving credit facility in the amount of $15.0 million and a maturity date of October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement. Amounts borrowed under the Loan Agreement bear interest, at our option, at either the LIBOR or Prime rate plus an applicable margin ranging from 1% to 3%, depending upon achievement of certain financial metrics.

On April 21, 2015, we entered into an amendment to our Loan Agreement, pursuant to which the maximum aggregate principal amount of any loans under the Loan Agreement was reduced from $15.0 million to $5.0 million. In addition, the interest rates payable under the Loan Agreement were modified so that amounts borrowed would bear interest, at our option, at either the LIBOR rate plus a margin of 3.5%, or the Prime rate plus a margin of 2.5%. Further, the interest rate payable in the event of default was increased by 2.5% and is equal to the Prime rate plus a margin of 4.5%.

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

We are required to maintain compliance under the Loan Agreement on a monthly basis with a minimum liquidity ratio (defined as (a) the sum of (i) our consolidated cash and cash equivalents plus (ii) our consolidated net billed accounts receivable divided by (b) our consolidated obligations to the lender) measured as of the end of each month of at least 2.25:1.00. We are also required to maintain compliance on a quarterly basis with a specified minimum consolidated EBITDA (as defined in the Loan Agreement and adjusted for certain non-cash, non-recurring and other items), as follows:

Fiscal Quarters Ending	Minimum EBITDA
Each fiscal quarter ending during the period commencing on October 1, 2014 through December 31, 2014 on a trailing twelve month basis	$3,000,000
The fiscal quarter ending on March 31, 2015	(3,000,000)
The two fiscal quarters ending on June 30, 2015	(4,000,000)
The three fiscal quarters ending on September 30, 2015	(5,000,000)
The four fiscal quarters ending on December 31, 2015	(4,000,000)
The four fiscal quarters ending on March 31, 2016	(2,000,000)
The four fiscal quarters ending on June 30, 2016	1,000,000
The four fiscal quarters ending on September 30, 2016 and the four fiscal quarters ending on last day of each fiscal quarter thereafter	5,000,000

The Loan Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and insolvency defaults, material judgment defaults, attachment defaults, ERISA defaults and change of control defaults.

As of March 31, 2015, we did not have any amounts outstanding under the Loan Agreement, and with the amendment, we are in compliance with all of the covenants and able to borrow the full $5.0 million available under the Loan Agreement. Failure to comply with any of the covenants under our Loan Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. We may take actions including but not limited to delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of our credit agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Loan Agreement, our ability meet our future capital requirements and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Loan Agreement.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of March 31, 2015, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement. During the three months ended March 31, 2015 and 2014, we did not repurchase any shares of common stock. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 15 thousand in the three months ended March 31, 2015.

Other

In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary NORA process, the CFPB is considering whether to pursue an enforcement action, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order against us. Based upon our analysis of the probability of loss, as well as whether the amount can be reasonably estimated, we continue to have an estimated liability of $725 thousand that represents potential refunds for subscribers and estimated penalties, and is included in general and administrative expenses in our condensed consolidated statements of operations. We have responded to the NORA and, to date, we have not been required to make any payments to the CFPB. We have incurred and expect to continue to incur material legal fees associated with this action.

        We have analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may have obligations in some jurisdictions. Due to this analysis, as well as a final assessment for $1.7 million received in 2014 from a state for the underpayment of non-income business taxes for January 2006 through June 2014, we have recorded a total liability of $3.8 million as of March 31, 2015 for the underpayment of taxes, penalties and interest, which is the amount that we believe is probable under U.S. GAAP. As of December 31, 2014, our total liability for non-income business taxes was $4.5 million. During the three months ended March 31, 2015, we remitted $863 thousand to a state as part of the final assessment received, and we recorded an additional $244 thousand for the underpayment of non-income business taxes. We formally appealed the remaining portion of the final assessment based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. We expect to resolve these potential obligations within the next twelve months by any variety of settlement options including, but not limited to, voluntary disclosures, negotiation, and standard appeals process, and may adjust the liability at such time.

Orders we place for the production of our VOYCE™ hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. In the three months ended March 31, 2015, we did not record a liability for any unconditional purchase obligations.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except, as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, might result in a material adverse change in our business or financial condition.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Discovery in this case is ongoing.

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2014, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise process, the CFPB is considering whether to pursue an enforcement action against us, including seeking potential refunds to subscribers, assessing civil penalties and issuing a consent order. We have provided additional information to the CFPB, and are engaged in discussions regarding a potential resolution of the investigation. The resolution may involve the entry of a consent order against us, and payments for refunds of customers and a civil penalty. Based upon our analysis of the probability of loss, as well as whether the amount can be reasonably estimated, we continue to have an estimated liability of $725 thousand that represents potential refunds for subscribers and a civil monetary penalty.

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of March 31, 2015, we continued to not have any significant liabilities accrued for any of the legal proceedings, other than the CFPB matter, mentioned above.

We believe based on information currently available that the amount, if any, accrued for the above contingencies, including the CFPB matter, is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect on our condensed consolidated financial statements, taken as a whole.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.

The common share purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(In thousands, except average price paid per share)
January 1, 2015 to January 31, 2015	15	$3.91	0	$0
February 1, 2015 to February 28, 2015	0	$0.00	0	$0
March 1, 2015 to March 31, 2015	0	$0.00	0	$0

Item 6.	Exhibits

10.1.2†*	Amendment effective February 1, 2015, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012 (as amended), between the Registrant and Equifax Information Services LLC.

10.2*	Employment Agreement dated as of March 3, 2015 between Intersections Insurance Services Inc. and Andrew Sykes.

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: May 11, 2015	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer