Form 10-Q
period 2015-06-30
INTERSECTIONS INC
filed 2015-08-13
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015 there were 23,600,573 shares of common stock, $0.01 par value, issued and 20,178,439 shares outstanding, with 3,422,134 shares of treasury stock.

Form 10-Q

June  30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Services	$51,937	$64,313	$107,447	$130,272
Hardware	31	0	33	0

Net revenue	51,968	64,313	107,480	130,272

OPERATING EXPENSES:
Marketing	5,405	7,775	11,036	13,438
Commission	13,083	16,116	26,919	33,115
Cost of services revenue	15,160	21,015	32,945	43,140
Cost of hardware revenue	182	7	242	35
General and administrative	20,081	19,677	38,374	40,327
Impairment of intangibles and other long-lived assets	7,355	0	7,355	0
Depreciation	1,613	1,439	2,910	2,978
Amortization	156	853	275	1,706

Total operating expenses	63,035	66,882	120,056	134,739

LOSS FROM OPERATIONS	(11,067)	(2,569)	(12,576)	(4,467)
Interest income (expense)	21	(170)	(82)	(260)
Other income (expense), net	10	(287)	(72)	(139)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,036)	(3,026)	(12,730)	(4,866)
INCOME TAX (EXPENSE) BENEFIT	(13,804)	1,309	(13,333)	1,193

LOSS FROM CONTINUING OPERATIONS	(24,840)	(1,717)	(26,063)	(3,673)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	0	(318)	0	(1,147)

NET LOSS	$(24,840)	$(2,035)	$(26,063)	$(4,820)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.28)	$(0.09)	$(1.36)	$(0.20)
Loss from discontinued operations	0.00	(0.02)	0.00	(0.06)

Basic and diluted loss per common share	$(1.28)	$(0.11)	$(1.36)	$(0.26)

Cash dividends paid per common share	$0.00	$0.00	$0.00	$0.20
Weighted average shares outstanding, basic and diluted	19,369	18,525	19,104	18,413

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,584	$11,325
Accounts receivable, net of allowance for doubtful accounts of $3 (2015) and $5 (2014)	12,158	15,479
Prepaid expenses and other current assets	6,624	8,289
Inventory, net	1,873	0
Income tax receivable	9,625	8,107
Deferred subscription solicitation costs	7,604	6,922

Total current assets	47,468	50,122

PROPERTY AND EQUIPMENT, net	14,298	14,764
DEFERRED TAX ASSET, net	0	11,849
LONG-TERM INVESTMENT	0	8,384
GOODWILL	20,081	17,398
INTANGIBLE ASSETS, net	2,105	763
OTHER ASSETS	563	1,301

TOTAL ASSETS	$84,515	$104,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,489	$5,356
Accrued expenses and other current liabilities	17,718	18,907
Accrued payroll and employee benefits	3,282	5,034
Commissions payable	435	468
Capital leases, current portion	514	592
Deferred revenue	3,242	2,869
Deferred tax liability, net, current portion	2,319	702

Total current liabilities	31,999	33,928

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,044	981
OTHER LONG-TERM LIABILITIES	4,342	4,545
DEFERRED TAX LIABILITY	3,877	0

TOTAL LIABILITIES	41,262	39,454

COMMITMENTS AND CONTINGENCIES (see Notes 15 and 17)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 23,601 (2015) and 22,158 (2014); shares outstanding 20,376 (2015) and 18,978 (2014)	236	222
Additional paid-in capital	128,150	123,975
Treasury stock, shares at cost; 3,225 (2015) and 3,180 (2014)	(32,696)	(32,696)
Accumulated deficit	(52,437)	(26,374)

TOTAL STOCKHOLDERS’ EQUITY	43,253	65,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,515	$104,581

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,063)	$(4,820)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation	2,910	3,938
Amortization	275	1,706
Amortization of debt issuance cost	50	135
Provision for doubtful accounts	(2)	(21)
Loss on disposal of fixed assets	60	196
Share based compensation	3,001	2,676
Excess tax benefit upon vesting of restricted stock units and stock option exercises	0	(275)
Amortization of non-cash consideration exchanged for additional investment	0	(618)
Amortization of deferred subscription solicitation costs	8,748	8,558
Impairment of intangibles and other long-lived assets	7,355	0
Changes in assets and liabilities:
Accounts receivable	3,327	1,685
Prepaid expenses and other current assets	1,665	(2,652)
Inventory, net	(1,873)	0
Income tax, net	(445)	(9,169)
Deferred subscription solicitation costs	(9,431)	(8,393)
Other assets	1,959	(116)
Accounts payable	(892)	585
Accrued expenses and other current liabilities	(1,440)	6,296
Accrued payroll and employee benefits	(1,948)	(285)
Commissions payable	(33)	(19)
Deferred revenue	330	384
Deferred income tax, net	15,252	1,881
Other long-term liabilities	(202)	(150)

Cash flows provided by operating activities	2,603	1,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of technology related intangible	(202)	(100)
Cash paid for the business acquired from White Sky, Inc., net of cash received	(625)	0
Cash paid for the business acquired from Health at Work Wellness Actuaries LLC	(1)	0
Acquisition of property and equipment	(2,275)	(3,880)

Cash flows used in investing activities	(3,103)	(3,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common shares	0	(3,674)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	0	275
Capital lease payments	(417)	(469)
Withholding tax payment on vesting of restricted stock units and stock option exercises	(824)	(2,182)

Cash flows used in financing activities	(1,241)	(6,050)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,741)	(8,508)
CASH AND CASH EQUIVALENTS — Beginning of period	11,325	20,920

CASH AND CASH EQUIVALENTS — End of period	$9,584	$12,412

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$427	$0

Equipment additions accrued but not paid	$289	$117

Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$0	$13

Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$91	$0

Shares issued in the business acquired from White Sky, Inc.	$1,200	$0

Shares issued in the business acquired from Health at Work Wellness Actuaries LLC	$1,551	$0

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Business

We operate the business in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including but not limited to legal, compliance, human resources, finance and internal audit, and shared information technology expenses that have not been attributed to a particular segment continue to be reported in our Corporate business unit.

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information and includes the business we acquired in June 2015 from White Sky, Inc. (“White Sky”) of innovating and developing easy-to-use consumer authentication and e-commerce solutions. Our current services include: credit reports, credit monitoring, educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new accounts and Internet risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are continuing to develop innovative new services to address the increasing awareness by consumers of the risks associated with their personal information. Our services historically were marketed primarily through financial institutions in the U.S. and Canada, and we historically depended upon a few large financial institutions in the U.S. for a significant portion of our revenue. Because almost all marketing by U.S. financial institutions has been terminated, our strategy to reignite growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, growing and adding to our non-financial institution marketing and distribution relationships in the U.S., and expanding and adding to both our financial institution and non-financial institution relationships in Canada. We market our IDENTITY GUARD® brand directly to consumers and through affiliates in the U.S. and Canada.

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC (“Health at Work”) of designing wellness-driven health plans and engagement programs. As in our Personal Information Services segment, almost all marketing of this segment’s products through financial institutions has terminated. Some of our subscriber portfolios have been cancelled by the applicable financial institutions, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new insurance products, health and wellness services and expanding into new marketing channels to generate revenue.

Our Pet Health Monitoring segment includes VOYCE™, the new health and wellness platform and service for veterinarians and dog owners, which was launched in March 2015 and is provided by our subsidiary, i4c Innovations, which does business as Voyce. VOYCE™ is a platform that connects pets, their owners, veterinarians and other caregivers with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health monitor worn similarly to a dog collar and an online wellness center (member area) where pet medical records can be stored and reminders and goals can be set and tracked. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators, including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, and caloric burn. This data is uploaded to the VOYCE™ member area via Wi-Fi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, the VOYCE Experience™ offers document storage and access anytime, anywhere, self-set reminders, and the ability to set goals. VOYCE PRO™ offers a program to remotely monitor dog patients and provide veterinarians with objective data to help identify and manage recurring health issues and work collaboratively with pet owners to find proactive solutions.

Our Bail Bonds Industry Solutions segment includes the automated service solutions for the bail bonds industry provided by Captira Analytical. This segment’s proprietary solutions provide easy and efficient ways for bail bondsmen, general agents and sureties to organize and share data and make better decisions. Leveraging its existing software platform, we are continuing to expand into similarly challenged and underserved related industries.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, and in management’s opinion reflect all normal and recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries. Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014, and is presented for all prior periods in our condensed consolidated statements of operations. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows. For additional information, please see Note 21. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscriptions with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro-rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our historical experience. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2015 and December 31, 2014 totaled $613 thousand and $511 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis. We also generate and recognize revenue on a transactional basis in our Insurance and other Consumer Services segment from consulting services provided by Health at Work, the business we acquired in March 2015 that designs wellness-driven health plans and engagement programs.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky and Health at Work as well as our prior acquisition of Intersections Insurance Services Inc. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units. As of June 30, 2015, goodwill of $12.9 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Intangible assets subject to amortization may include customer, marketing and technology related intangibles, as well as trademarks. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally two to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, depending upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

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

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the six months ended June 30, 2015 and 2014, we did not grant stock options. We use the stock price on the grant date to value all restricted stock awards and restricted stock units (together, “RSUs”) and the straight line method to amortize the compensation cost over the requisite service period. We consider our historical and projected dividends, along with participation rights of the grants, in calculating the grant date fair value.

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. We consider many factors in our estimated forfeiture rate including, but not limited to, historical actual forfeitures by type of employee and one-time unusual events. We may make changes to that estimate throughout the vesting period based on actual activity. If actual forfeitures occur prior to the vest date and the pre-vest forfeiture amount exceeds the estimated forfeiture rate, we reverse the cumulative share based compensation expense for the unvested grants. In accordance with U.S. GAAP, we ensure that the share based compensation expense is equivalent to actual vestings prior to, or at, the actual vesting date on a grant by grant basis.

Long-Term Investment

We account for investments in non-consolidated entities using the cost method of accounting. Prior to June 2015, we had a long-term investment in convertible preferred stock of White Sky, a privately held company. We previously concluded that the convertible preferred stock did not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we accounted for our investment as a cost method investment.

On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of June 30, 2015, we no longer have a cost method investment and include the assets acquired from White Sky in our condensed consolidated balance sheets, and beginning in the three months ending September 30, 2015, will include White Sky’s results of operations in our condensed consolidated statements of operations.

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

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the three months ended June 30, 2015 less estimated liquidating shareholder distribution amounts.

Income Taxes

We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and future reversal of existing deferred tax assets and liabilities, sufficient sources of taxable income in available carryback periods, tax-planning strategies, and historical results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three trailing years of cumulative operating income (loss). Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three and six months ended June 30, 2015. For additional information, please see Note 18.

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

Accounting Standards Updates Recently Adopted

In April 2014, an update was made to “Presentation of Financial Statements” and “Property, Plant, and Equipment”. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendments in this update require expanded disclosures for discontinued operations and are effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014. We adopted the provisions of this update as of January 1, 2015 and there was no material impact to our condensed consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In May 2014, an update was made to “Revenue Recognition”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the Financial Accounting Standards Board approved a one-year deferral of the effective date of this update. As a result, the amendments in this update will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We will adopt the provisions of this update as of January 1, 2018 and we are currently in the process of evaluating the impact, if any, to our condensed consolidated financial statements.

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

In April 2015, an update was made to “Interest – Imputation of Interest.” To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, debt issuance costs were recognized as a deferred charge, that is, an asset on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2016 and do not anticipate a material impact to our condensed consolidated financial statements.

In June 2015, an update was issued with various technical corrections and improvements intended to clarify the Codification, correct unintended application of guidance, and make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The provisions in this update are not expected to have a material impact to our condensed consolidated financial statements.

We reviewed other recently issued accounting pronouncements and determined that they are not applicable to our business.

4.	Business Acquisitions

Health at Work Wellness Actuaries LLC

On March 3, 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired the business from Health at Work. Health at Work designs wellness-driven health plans and engagement programs for employers, insurers and wellness groups. Our acquisition of the business from Health at Work aligns with our growth strategy to build our Insurance and Other Consumer Services segment through a combination of innovative insurance and non-insurance services for consumers, employers and the insurance industry. In connection with this acquisition, we issued approximately 413 thousand shares of common stock to Health at Work. The following table summarizes the consideration transferred to Health at Work (in thousands):

Common stock	$1,551
Cash	1

Fair value of total consideration transferred	$1,552

We are obligated under the asset purchase agreement to make aggregate earn-out payments to the members of Health at Work during three one-year measurement periods from March 1, 2015 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement. In accordance with U.S. GAAP, we recorded the earn-out payments as post-combination share based compensation expense, which is recognized pro-rata over the requisite service period and included in general and administrative expenses in our Insurance and Other Consumer Services segment. The earn-out is subject to performance and service vesting conditions and is payable in stock and a portion in cash, depending on the market price of the stock in accordance with the asset purchase agreement. We estimated the expense for both the equity and liability awards, and vesting and other conditions may impact the number of common shares issued and, therefore, the amount of future share based compensation expense. As of June 30, 2015, we do not expect the potential cash payment to be significant.

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

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Insurance and Other Consumer Services segment and is not expected to be deductible for income tax purposes. Acquisition-related costs in connection with the Health at Work transaction for the six months ended June 30, 2015 were $81 thousand and are included in general and administrative expenses in our condensed consolidated statements of operations.

The financial impact of the acquisition of Health at Work is not material to our condensed consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented.

White Sky, Inc.

On June 26, 2015, we acquired all of the assets and certain liabilities of White Sky. White Sky innovates and develops easy-to-use consumer authentication and e-commerce solutions. Our acquisition of the business from White Sky provides opportunities to expand product integration as well as development, marketing and operational efficiencies in our Personal Information Services segment.

Under the terms of the purchase agreement, White Sky will make liquidating distributions to its shareholders, including us, in accordance with the preferences set forth in White Sky’s Eighth Amended and Restated Certificate of Incorporation (the “distributions”). The majority of the distributions were not made as of June 30, 2015, and therefore we estimated the distribution amounts in order to calculate the purchase price and fair value of the acquisition. As a result, actual variance to our estimated distribution amounts may result in adjustments to the allocation of the purchase price during the remainder of the measurement period. In connection with this acquisition, and subject to post-closing adjustments in accordance with the asset purchase agreement, we issued approximately 353 thousand shares of common stock to White Sky. The following table summarizes the estimated purchase price transferred to White Sky (in thousands):

Common stock, net of estimated distribution of $624 thousand	$576
Cash, net of estimated distribution of $405 thousand	796

Fair value of estimated purchase price transferred	1,372
Fair value of previously held equity interest in White Sky	1,029

$2,401

In accordance with U.S. GAAP, we remeasured our previously held equity interest in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the three months ended June 30, 2015, less the estimated liquidating shareholder distribution amounts. Based on this analysis, we determined that the fair value of our cost basis investment of $1.0 million was less than the carrying value of $8.4 million, and therefore we recognized an impairment charge of $7.4 million in the three and six months ended June 30, 2015, which is included in impairment of intangibles and other long-lived assets in our condensed consolidated statements of operations. For additional information regarding the inputs to the pre-acquisition fair value, please see Note 6.

In accordance with U.S. GAAP, we used the acquisition method of accounting, which requires that assets acquired, including intangible assets, be recognized at their fair value as of the acquisition date. The estimated determination was made by management through various means, primarily by obtaining a third party valuation of identifiable intangible assets acquired. We have preliminarily recorded our best estimates of the fair values of the assets acquired and the identifiable intangible assets. We continue to evaluate and gather information on the closing balance sheet, including estimated distributions made to us by White Sky, that existed at the acquisition date. We may make changes to the amounts recorded during the remainder of the measurement period. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Technology-related intangible assets	$240
Customer-related intangible assets	140
Marketing-related intangible assets	110
Debt-free net working capital	104
Furniture and fixtures, net	90
Deposits	52
Equipment loans	(25)

Total identifiable net assets	711
Goodwill	1,690

$2,401

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Personal Information Services segment and is expected to be deductible for income tax purposes over 15 years. We incurred acquisition-related costs in connection with the White Sky transaction for the three and six months ended June 30, 2015 of $129 thousand, which are included in general and administrative expenses in our condensed consolidated statements of operations.

Supplemental Pro Forma Information

White Sky’s operating results from the date of acquisition through June 30, 2015 are insignificant and therefore, the results are excluded from our condensed consolidated statements of operations for the three and six months ended June 30, 2015. The following unaudited pro forma results have been prepared as if the acquisition of White Sky occurred on January 1, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma revenue	$52,738	$66,526	$109,774	$134,483
Pro forma net loss	$(25,778)	$(2,391)	$(27,053)	$(5,386)

These amounts have been calculated after applying our accounting policies and adjusting the results to reflect additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, eliminating intercompany transactions and the associated income tax impacts. Supplemental pro forma earnings for the three and six months ended June 30, 2015 were adjusted to exclude $254 thousand of acquisition-related costs incurred by both us and White Sky in the six months ended June 30, 2015. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated as of January 1, 2014, nor is it indicative of future operating results. The pro forma information does not include any adjustments for potential revenue enhancements, cost synergies or other operating efficiencies.

5.	Loss Per Common Share

Basic and diluted loss per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic loss per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per common share is equivalent to basic loss per common share, as U.S. GAAP provides that a loss cannot be diluted by potential common stock, which includes the potential exercise of stock options under our share based employee compensation plans and vesting of our restricted stock/restricted stock units.

For the three and six months ended June 30, 2015, options to purchase common stock and unvested restricted stock units estimated to be 4.2 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. For the three and six months ended June 30, 2014, options to purchase common stock and unvested restricted stock units estimated to be 3.1 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss from continuing operations	$(24,840)	$(1,717)	$(26,063)	$(3,673)
Loss from discontinued operations	0	(318)	0	(1,147)

Net loss available to common shareholders—basic and diluted	$(24,840)	$(2,035)	$(26,063)	$(4,820)

Weighted average common shares outstanding—basic	19,369	18,525	19,104	18,413
Dilutive effect of common stock equivalents	0	0	0	0

Weighted average common shares outstanding—diluted	19,369	18,525	19,104	18,413

Basic and diluted loss per common share:
Loss from continuing operations	$(1.28)	$(0.09)	$(1.36)	$(0.20)
Loss from discontinued operations	(0.00)	(0.02)	(0.00)	(0.06)

Basic and diluted loss per common share	$(1.28)	$(0.11)	$(1.36)	$(0.26)

6.	Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the six months ended June 30, 2015 or in the year ended December 31, 2014. We did not hold any significant instruments that are measured at fair value on a recurring basis as of June 30, 2015 or December 31, 2014. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy as of December 31, 2014. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 12.

We are required under U.S. GAAP to remeasure the fair value of a previously held investment at the date controlling interest is acquired. Therefore, on a non-recurring basis, we measured our long-term investment in White Sky immediately prior to the acquisition of substantially all of White Sky’s assets under Level 2 of the fair value hierarchy in the three months ended June 30, 2015. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the three months ended June 30, 2015, less estimated liquidating shareholder distribution amounts. Based on this analysis, we determined that the fair value of our cost basis investment was less than the carrying value and therefore, we recognized an impairment charge of $7.4 million in the three and six months ended June 30, 2015, which is included in our condensed consolidated statements of operations. We have historically utilized the income approach, based on discounted cash flows, to measure the fair value of our long-term investment. However, due to the acquisition of White Sky and the availability of an observable, quoted price for identifiable assets and liabilities in an orderly transaction, we appropriately modified our valuation technique. For additional information related to the acquisition, please see Note 4.

As of June 30, 2015 and December 31, 2014, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

7.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Prepaid services	$702	$1,008
Other prepaid contracts	2,657	3,992
Other	3,265	3,289

Total	$6,624	$8,289

8.	Inventory

We had an inventory balance of $1.9 million as of June 30, 2015, which included $1.5 million of finished goods and $360 thousand of raw materials for our Pet Health Monitoring segment. We had no inventory balance as of December 31, 2014. We did not record any charges for excess or obsolete inventory in the three or six months ended June 30, 2015 or 2014.

9.	Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 was $7.6 million and $6.9 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended June 30, 2015 and 2014 was $4.4 million and $4.2 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2015 and 2014 was $8.7 million and $8.6 million, respectively. Marketing costs, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended June 30, 2015 and 2014 were $1.3 million and $3.6 million, respectively. Marketing costs expensed as incurred related to marketing for the six months ended June 30, 2015 and 2014 were $2.8 million and $4.8 million, respectively.

10.	Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2015	December 31, 2014
	(In thousands)
Machinery and equipment	$19,441	$19,151
Software	24,410	19,437
Software development-in-progress (1)	1,967	5,462
Furniture and fixtures	1,547	1,547
Leasehold improvements	4,390	4,366
Building	725	725
Land	25	25

	52,505	50,713
Less: accumulated depreciation	(38,207)	(35,949)

Property and equipment — net	$14,298	$14,764

(1)	Includes costs associated with software projects which were still in the application development stage as of June 30, 2015 and December 31, 2014 and as such, were not being amortized.

Depreciation of property and equipment for the three months ended June 30, 2015 and 2014 was $1.6 million and $1.4 million, respectively. Depreciation of property and equipment for the six months ended June 30, 2015 and 2014 was $2.9 million and $3.0 million, respectively.

In the three months ended June 30, 2015, we had retirements that reduced our property and equipment and accumulated depreciation balances by $112 thousand. We had no retirements in the three months ended June 30, 2014. In the six months ended June 30, 2015, we had retirements that reduced our property and equipment and accumulated depreciation balances by $892 thousand. In the six months ended June 30, 2014, due to discontinued operations, we reduced our property and equipment and accumulated depreciation balances by $1.3 million and $954 thousand, respectively.

We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the three or six months ended June 30, 2015 or 2014. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. In the six months ended June 30, 2015, in connection with the launch of VOYCE™, we reclassified $3.4 million of software development-in-progress into internally developed capitalized software, and we began to depreciate the software in the same period. Internally developed capitalized software consisted of the following during the six months ended June 30, 2015 and 2014 (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2014	$13,754	$(11,169)	$2,585
Additions	4,974	0	4,974
Depreciation expense	0	(1,104)	(1,104)

Balance at June 30, 2015	$18,728	$(12,273)	$6,455

Balance at December 31, 2013	29,641	(28,433)	1,208
Additions	1,518	0	1,518
Depreciation expense	0	(848)	(848)

Balance at June 30, 2014	$31,159	$(29,281)	$1,878

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining six months ending December 31, 2015	$1,392
For the years ending December 31:
2016	2,666
2017	2,084
2018	313

Total	$6,455

11.	Long-Term Investments

On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of June 30, 2015, we no longer have a cost method investment and include the assets acquired from White Sky in our condensed consolidated balance sheets, and beginning in the three months ending September 30, 2015, will include White Sky’s results of operations in our condensed consolidated statements of operations. In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the three and six months ended June 30, 2015. For additional information, please see Note 4.

12.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of December 31, 2014
Gross carrying amount	$31,366	$11,869	$1,390	$44,625
Accumulated impairment losses	(25,837)	0	(1,390)	(27,227)

Net carrying value of goodwill	5,529	11,869	0	17,398

Goodwill acquired during the period	1,690	993	0	2,683

Balance as of June 30, 2015
Gross carrying amount	33,056	12,862	1,390	47,308
Accumulated impairment losses	(25,837)	0	(1,390)	(27,227)

Net carrying value of goodwill	$7,219	$12,862	$0	$20,081

During the three and six months ended June 30, 2015, we did not have an impairment related to our goodwill. The increase in goodwill during the six months ended June 30, 2015 was due to the businesses we acquired from Health at Work and White Sky. For additional information, please see Note 4.

To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Our intangible assets consisted of the following (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,296)	$0	$578
Marketing related	3,336	(3,031)	0	305
Technology related	4,068	(2,846)	0	1,222

Total amortizable intangible assets	$46,278	$(44,173)	$0	$2,105

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(38,078)	$0	$613
Marketing related	3,024	(3,024)	0	0
Technology related	2,946	(2,796)	0	150

Total amortizable intangible assets	$44,661	$(43,898)	$0	$763

Intangible assets increased in the six months ended June 30, 2015 primarily as a result of asset additions from business acquisitions. During the six months ended June 30, 2015 and year ended December 31, 2014, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of two to ten years. For the three months ended June 30, 2015 and 2014, we had an aggregate amortization expense of $156 thousand and $853 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, we incurred aggregate amortization expense of $275 thousand and $1.7 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2015	$412
For the years ending December 31:
2016	583
2017	362
2018	257
2019	196
Thereafter	295

Total	$2,105

13.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Accrued marketing	$1,170	$1,293
Accrued cost of sales, including credit bureau costs	6,998	7,457
Accrued general and administrative expense and professional fees	5,683	4,496
Insurance premiums	613	511
Estimated liability for non-income business taxes	2,873	4,458
Other	381	692

Total	$17,718	$18,907

We may be subject to certain non-income (or indirect) business taxes in various state jurisdictions. In the six months ended June 30, 2015, we reduced our estimated liability for non-income business taxes by approximately $1.6 million, primarily from cash payments to resolve obligations to state taxing authorities. We expect to resolve the remaining obligations, and reduce the liability, in the year ending December 31, 2015. To reflect the consent order entered on July 6, 2015 in our CFPB investigation, we increased the penalty expense by $600 thousand to a total expected payment of penalties and refunds in the amount of $1.3 million, which is included in accrued general and administrative expense and professional fees in our condensed consolidated statements of operations. For additional information related to the non-income business taxes and the consent order, please see Note 15.

14.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Accrued payroll	$548	$613
Accrued benefits	2,010	1,863
Accrued severance	724	2,558

Total accrued payroll and employee benefits	$3,282	$5,034

In the year ended December 31, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. The plan consisted primarily of a workforce reduction, including key leadership positions. During the six months ended June 30, 2015, we continued to execute the plan and reduced the restructuring liability by $2.2 million. Of this amount, $1.0 million was for our Personal Information Services segment and $1.2 million was for our Corporate business unit. This expense is included in general and administrative expense in our condensed consolidated statements of operations. The following table summarizes the non-restructuring and restructuring activity during the six months ended June 30, 2015 and 2014 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Severance	Total Accrued Severance
Balance at December 31, 2014	$65	$2,493	$2,558
Adjustments to expense	765	0	765
Payments made	(440)	(2,159)	(2,599)

Balance at June 30, 2015	$390	$334	$724

Balance at December 31, 2013	$545	$0	$545
Adjustments to expense	681	0	681
Payments made	(717)	0	(717)

Balance at June 30, 2014	$509	$0	$509

We expect the remaining cost reductions to occur in the year ending December 31, 2015. We will continue to review and adjust our cost base, which may result in additional charges for severance and severance-related benefits in the future.

In the three months ended June 30, 2015 and 2014, we incurred severance expense in our normal operations, unrelated to the aforementioned plan, of $490 thousand and $302 thousand, respectively. In the six months ended June 30, 2015 and 2014, we incurred severance expense in our normal operations, unrelated to the aforementioned plan, of $765 thousand and $681 thousand, respectively.

15.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining six months ending December 31, 2015	$1,581	$269
For the years ending December 31:
2016	3,113	597
2017	3,060	483
2018	3,079	355
2019	1,410	0
Thereafter	42	0

Total minimum lease payments	$12,285	1,704

Less: amount representing interest		(146)

Present value of minimum lease payments		1,558
Less: current obligation		(514)

Long term obligations under capital lease		$1,044

In the three and six months ended June 30, 2015, we entered into a new capital lease for fixed assets with an acquisition value of $427 thousand. We did not enter into any capital leases in the three or six months ended June 30, 2014. Rental expenses included in general and administrative expenses for the three months ended June 30, 2015 and 2014 were $658 thousand and $769 thousand, respectively. Rental expenses included in general and administrative expenses for the six months ended June 30, 2015 and 2014 were $1.3 million and $1.5 million, respectively.

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

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. On July 6, 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we agreed to pay approximately $55 thousand in refunds to certain subscribers, and a penalty of $1.2 million, payable in three equal annual installments of $400 thousand each in July, August and September, 2015. The exact amount of refunds may increase or decrease based on further review of our refund calculation by the CFPB, although we do not currently expect any change in the refund amount to be material. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business. Based on the entry of the consent order and that the amount can be reasonably estimated, we increased our estimated liability by $600 thousand in the six months ended June 30, 2015 to a total amount of $1.3 million, which represents potential refunds for subscribers and a civil monetary penalty.

We may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of June 30, 2015, we continued to have no significant liabilities accrued for any of the legal proceedings, other than the CFPB matter, mentioned above.

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

Other

We have analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may have obligations in some jurisdictions. Due to this analysis, as well as a final assessment for $1.7 million received in 2014 from a state for the underpayment of non-income business taxes for January 2006 through June 2014, we recorded a total liability of $2.9 million as of June 30, 2015 for the underpayment of taxes, penalties and interest, which is the amount that we believe is probable under U.S. GAAP. As of December 31, 2014, our total liability for non-income business taxes was $4.5 million. During the six months ended June 30, 2015, we remitted $1.8 million to various states, partially offset by an additional $258 thousand for the underpayment of non-income business taxes. We formally appealed the remaining portion of the final assessment based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. We expect to resolve these existing obligations within the next twelve months by any variety of settlement options including, but not limited to, voluntary disclosures, negotiation, and standard appeals process, and may adjust the liability at such time.

In 2014, we entered into a new contract with a credit reporting agency, to which we agreed to pay non-refundable minimum payments of $5.4 million in the year ending December 31, 2015.

Due to the variability of the inputs for the earn-out provisions in the business we acquired from Health at Work, future share based compensation expense may have a material impact on the operating results of our Insurance and Other Consumer Services segment. For additional information, see Notes 4 and 19.

Orders we place for the production of our VOYCE™ hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. In the six months ended June 30, 2015, we did not record a liability for any unconditional purchase obligations.

16.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Deferred rent	$2,641	$2,856
Uncertain tax positions, interest and penalties not recognized	1,601	1,564
Accrued general and administrative expenses	100	125

Total other long-term liabilities	$4,342	$4,545

17.	Debt and Other Financing

In 2014, we entered into a new loan and security agreement with Silicon Valley Bank, which was amended in April 2015 (“Loan Agreement”). In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The Loan Agreement as amended provides for a revolving credit facility in the amount of $5.0 million and a maturity date of October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement. Amounts borrowed under the Loan Agreement bear interest, at our option, at either the LIBOR plus a margin of 3.5% or the Prime rate plus a margin of 2.5%. Further, the interest rate payable in the event of a default was increased by 2.5% and is equal to the Prime rate plus a margin of 4.5%.

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

We are also required to maintain compliance with certain financial covenants, which include a minimum liquidity ratio and consolidated EBITDA ratios, as well as customary covenants, representations and warranties, funding conditions and events of default. As of June 30, 2015, we did not have any outstanding borrowings under the Loan Agreement.

18.	Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2015 and 2014 was (125.1)% and 43.3%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2015 and 2014 was (104.7)% and 24.5%, respectively. The significant decrease in the three and six months ended June 30, 2015 from the comparable periods is primarily due to the establishment of a valuation allowance on our existing definite-lived net deferred tax assets, as well as an impairment loss on our investment in White Sky, which is not deductible for income tax purposes.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine if, on a more likely than not basis, that some or all of our deferred tax assets will not be realized and therefore, establish a valuation allowance. In the three months ended June 30, 2015, we continued to evaluate all significant positive and negative evidence including, but not limited to, triggering a three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. Our conclusion was based on our consideration of the relative weight of the available evidence, and for purposes of establishing a valuation allowance, the three-year cumulative loss position, as adjusted for permanent items, is considered a significant piece of negative objective evidence. As a result of the negative evidence outweighing the positive evidence as of June 30, 2015, we recorded a non-cash discrete expense of $16.0 million in our condensed consolidated statements of operations related to the establishment of a valuation allowance on our net deferred tax assets for the portion of the future tax benefit that, more likely than not, will not be realized. This was partially offset by the pro-rata portion of the income tax benefit related to the current year projected net operating loss that is realizable via carryback.

The amount of deferred tax assets considered realizable as of June 30, 2015 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, the reduction of actual and projected taxable income in the carryforward periods.

19.	Stockholders’ Equity

Share Based Compensation

We currently issue equity and equity-based awards under the 2006 and 2014 Stock Incentive Plans (“Plans”), and we have two inactive stock incentive plans, the 1999 Stock Option Plan and the 2004 Stock Option Plan. The total number of shares of common stock that may be issued under the Plans may not exceed 10.1 million. As of June 30, 2015 we have 2.0 million shares of common stock available for future grants of awards under the Plans, and awards for approximately 3.4 million shares are outstanding under all of our active and inactive plans. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards in the Plans that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

There were no stock options granted or exercised during the six months ended June 30, 2015 or 2014. The following table summarizes our restricted stock unit and restricted stock award (“RSUs”) activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	2,855,149	$5.26
Granted	485,000	3.73
Canceled (1)	(355,437)	6.30
Vested	(366,422)	6.80

Outstanding at June 30, 2015	2,618,290	4.62

(1)	Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 45 thousand in the six months ended June 30, 2015.

Total share based compensation expense recognized for stock options and RSUs, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended June 30, 2015 and 2014 was $1.2 million and $1.5 million, respectively. Total share based compensation expense recognized for stock options and RSUs for the six months ended June 30, 2015 and 2014 was $2.7 million.

As of June 30, 2015, there was $10.1 million of total unrecognized compensation cost related to unvested RSUs granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

In addition to the unrecognized compensation cost related to unvested RSUs, we determined the majority of the earn-out provisions in the business acquired from Health at Work in the six months ended June 30, 2015 to be share based compensation expense. In the three and six months ended June 30, 2015, we recorded $249 thousand and $329 thousand, respectively, of share based compensation expense, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation cost for the first one-year measurement period to be approximately $707 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation costs for the remaining two one-year measurements periods from March 1, 2016 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the operating results of our Insurance and Other Consumer Services segment.

Other

We did not have any dividend activity in the three months ended June 30, 2015 or 2014, or in the six months ended June 30, 2015. In the six months ended June 30, 2014, we declared and paid cash dividends of $0.20 per share. During the three and six months ended June 30, 2015 and 2014, we did not repurchase any shares of common stock. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 45 thousand in the six months ended June 30, 2015. Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends or repurchasing any shares of common stock.

20.	Related Party Transactions

Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, in the three months ended June 30, 2015 and 2014, we paid monthly installments totaling $288 thousand and $221 thousand, respectively. In the six months ended June 30, 2015 and 2014, we paid monthly installments totaling $504 thousand and $365 thousand, respectively, in connection with these agreements. These amounts are included within cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2015, we owed $72 thousand to DMS under this agreement.

Health at Work Wellness Actuaries LLC – On March 3, 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired substantially all of the assets of Health at Work. In connection with this acquisition, we issued approximately 413 thousand shares of our common stock to Health at Work, of which Andrew Sykes, President of Intersections Insurance Services Inc. is the majority member, and we are obligated to make earn-out payments to the members of Health at Work, including Mr. Sykes, for the three one-year measurement periods from March 1, 2015 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement.

WS Delaware, Inc. – We have an investment in WS Delaware, Inc., formerly known as White Sky, Inc. and, as a result of the acquisition in the three months ended June 30, 2015, WS Delaware, Inc. owns approximately 353 thousand shares of our common stock. We expect to receive a portion of our common stock, relative to our liquidation preference, from WS Delaware, Inc. from liquidating distributions in the year ending December 31, 2015. For additional information, please see Note 4 related to the acquisition of White Sky, Inc.

21.	Discontinued Operations

Our discontinued operations consist of Intersections Business Intelligence Services (“IBIS”), a subsidiary which ceased operations in the three months ended June 30, 2014. We determined that IBIS met the requirements for classification as a discontinued operation under U.S. GAAP, as we do not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations.

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Revenue	$6	$57

Loss before income taxes from discontinued operations	(425)	(1,810)
Income tax benefit	107	663

Loss from discontinued operations	$(318)	$(1,147)

22.	Segment and Geographic Information

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

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services and includes the health and wellness services business we acquired from Health at Work. Our Pet Health Monitoring segment includes VOYCE™, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

The following table sets forth segment information for the three and six months ended June 30, 2015 and 2014:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended June 30, 2015
Net revenue	$47,844	$3,605	$32	$487	$0	$51,968
Depreciation	1,102	59	376	24	52	1,613
Amortization	0	142	14	0	0	156
Income (loss) from operations	7,159	427	(4,477)	(153)	(14,023)	(11,067)

Three months ended June 30, 2014
Net revenue	$59,596	$4,214	$0	$503	$0	$64,313
Depreciation	1,214	51	20	37	117	1,439
Amortization	738	115	0	0	0	853
Income (loss) from operations	6,300	1,163	(3,229)	(63)	(6,740)	(2,569)

Six months ended June 30, 2015
Net revenue	$99,092	$7,387	$34	$967	$0	$107,480
Depreciation	2,223	120	408	51	108	2,910
Amortization	0	261	14	0	0	275
Income (loss) from operations	16,315	1,103	(8,937)	(296)	(20,761)	(12,576)

Six months ended June 30, 2014
Net revenue	$120,437	$8,875	$0	$960	$0	$130,272
Depreciation	2,521	102	31	80	244	2,978
Amortization	1,476	230	0	0	0	1,706
Income (loss) from operations	14,156	2,240	(6,517)	(133)	(14,213)	(4,467)

The following table sets forth segment information as of June 30, 2015 and December 31, 2014:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
As of June 30, 2015
Property and equipment, net	$8,997	$853	$4,158	$87	$203	$14,298

Total assets	$36,984	$25,835	$9,330	$579	$11,787	$84,515

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
As of December 31, 2014
Property and equipment, net	$9,535	$912	$3,928	$95	$294	$14,764

Total assets	$40,635	$25,431	$7,181	$483	$30,851	$104,581

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the three months ended June 30, 2015	$46,745	$5,223	$51,968
For the three months ended June 30, 2014	56,648	7,665	64,313

For the six months ended June 30, 2015	96,369	11,111	107,480
For the six months ended June 30, 2014	115,020	15,252	130,272

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2013 and 2014, and as of December 31, 2013 and 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

Forward Looking Statements

Information contained in this discussion and analysis, other than historical information, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in our Form 10-K under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, our quarterly and current reports filed with the Securities and Exchange Commission and the following important factors: the impact of the regulatory environment on our business, including the investigation or examination of our financial institution clients and the continuing attention by the Consumer Financial Protection Bureau (the “CFPB”) to our industry; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring and/or goodwill impairment charges; the timing and success of new product launches, including our VOYCE™ product, adjustments in investments in our IDENTITY GUARD® and insurance services businesses and other growth initiatives; our ability to control costs; and our needs for additional capital to grow our business, including our ability to maintain borrowing availability under our loan agreement. A detailed discussion of these and other factors that may affect our future results is contained in our Form 10-K.

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

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. This segment also includes the business we acquired in June 2015 from White Sky, Inc. (“White Sky”) of innovating and developing easy-to-use consumer authentication and e-commerce solutions. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. This segment also includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC (“Health at Work”) of designing wellness-driven health plans and engagement programs. Our Pet Health Monitoring segment includes VOYCE™, the new pet health monitoring platform and service provided by our subsidiary, i4c Innovations. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

Cost Restructuring

In the year ended December 31, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. The plan consisted primarily of a workforce reduction, including key leadership positions. We made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. Certain of these measures, such as severance costs, are expected to decrease cash provided by operations through the year ending December 31, 2015, followed thereafter by reductions to cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations.

Actions taken through June 30, 2015 are expected to achieve over $15.0 million of annualized cost savings. Costs in our growing segments, including Pet Health Monitoring, have and will continue to increase, partially offsetting the cost savings. We will continue to review and adjust our cost base for the remainder of 2015 in an effort to achieve the original targeted cost reductions. For additional information, please see Note 14 to our condensed consolidated financial statements.

Personal Information Services

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information and includes the business we acquired in June 2015 from White Sky of innovating and developing easy-to-use consumer authentication and e-commerce solutions. Our current services include credit reports, credit monitoring, educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new accounts and Internet risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are continuing to develop innovative new services to address the increasing awareness by consumers of the risks associated with their personal information.

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

In the six months ended June 30, 2015 and 2014, approximately 62% and 68%, respectively, of our Personal Information Services segment revenue were derived from agreements with U.S. financial institutions. Revenue in the six months ended June 30, 2015 and 2014 from Bank of America, our largest financial institution client that ceased marketing of our services in 2011, constituted approximately 47% and 45%, respectively, of our Personal Information Services segment revenue. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. In the six months ended June 30, 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service. In addition, our servicing of subscribers under one of our marketing agreements with Citibank terminated in the three months ended June 30, 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. We will continue to receive an immaterial amount of revenue from these arrangements for administrative services over a two-month transition period. In the six months ended June 30, 2015, we generated revenue of $3.7 million under this agreement. We continue to service additional subscribers that were acquired pursuant to other agreements with Citibank.

We believe that the CFPB, along with other federal agencies including the OCC, are continuing to review policies and practices of financial institutions and their service providers with respect to add-on or ancillary products, including our products. As a result, one or more financial institutions may seek indemnification from us, and we or the financial institutions may be subject to enforcement proceedings or private class actions. We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. On July 6, 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we agreed to pay approximately $55 thousand in refunds to certain subscribers, and a penalty of $1.2 million, payable in three equal annual installments of $400 thousand each in July, August and September, 2015. The exact amount of refunds may increase or decrease based on further review of our refund calculation by the CFPB, although we do not currently expect any change in the refund amount to be material. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business.

In response to the potential effect of these uncertainties on our liquidity, as discussed above, we initiated in 2014 a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. See “—Cost Restructuring” above.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work of designing wellness-driven health plans and engagement programs. As in our Personal Information Services segment, almost all marketing of this segment’s products through financial institutions has terminated. Some of our subscriber portfolios have been cancelled by the applicable financial institutions, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new insurance products, health and wellness services and expanding into new marketing channels to generate revenue.

Pet Health Monitoring

Our Pet Health Monitoring segment includes VOYCE PRO™ and VOYCE™, the new health and wellness platform and service for veterinarians and dog owners, respectively, and is provided by our subsidiary, i4c Innovations, which does business as Voyce. VOYCE™ is our pet health monitoring platform and information management service that collects, translates, monitors and distributes wellness indicators to veterinarians, the service industry for dogs, and consumers including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, and caloric burn. We aid consumers in monitoring their pet’s well-being and provide valuable data and insight to them and veterinarians in a manner never previously available. Data collected from our proprietary wearable pet health band is translated and coupled with content written by top dog care experts exclusively for VOYCE™ to create a professional, highly relevant, personalized customer experience. The platform also offers the ability to store pet medical records, set reminders, and create and track goals.

VOYCE™ was made available to consumers beginning in March 2015 in a controlled launch. During the three months ended June 30, 2015, direct to consumer marketing was substantially reduced as we began repositioning our marketing message and certain product features to be better aligned and supportive of our VOYCE PRO™ service. In July 2015, marketing activities were recommenced to both consumers and veterinarians, VOYCE PRO™ was introduced to the veterinary community and the VOYCE PRO™ service became operational. We began contracting with veterinarian hospitals in July 2015 and commenced training and on-boarding programs to effectively deploy the service.

Bail Bonds Industry Solutions

Our Bail Bonds Industry Solutions segment includes the automated service solutions for the bail bonds industry provided by Captira Analytical. This segment’s proprietary solutions provide easy and efficient ways for bail bondsmen, general agents and sureties to organize and share data and make better decisions. Leveraging its existing software platform, we are continuing to expand into similarly challenged and underserved related industries. This segment’s operating results do not significantly impact our consolidated financial results.

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

Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscriptions with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro-rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our historical experience. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2015 and December 31, 2014 totaled $613 thousand and $511 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis. We also generate and recognize revenue on a transactional basis in our Insurance and other Consumer Services segment from consulting services provided by Health at Work, the business we acquired in March 2015 that designs wellness-driven health plans and engagement programs.

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky and Health at Work as well as our prior acquisition of Intersections Insurance Services Inc. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units. As of June 30, 2015, goodwill of $12.9 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Intangible assets subject to amortization may include customer, marketing and technology related intangibles, as well as trademarks. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally two to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, depending upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

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

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the six months ended June 30, 2015 and 2014, we did not grant stock options. We use the stock price on the grant date to value all restricted stock awards and restricted stock units (together, “RSUs”) and the straight line method to amortize the compensation cost over the requisite service period. We consider our historical and projected dividends, along with participation rights of the grants, in calculating the grant date fair value.

In addition, we estimate forfeitures based on historical stock option and restricted stock unit activity on a grant by grant basis. We consider many factors in our estimated forfeiture rate including, but not limited to, historical actual forfeitures by type of employee and one-time unusual events. We may make changes to that estimate throughout the vesting period based on actual activity. If actual forfeitures occur prior to the vest date and the pre-vest forfeiture amount exceeds the estimated forfeiture rate, we reverse the cumulative share based compensation expense for the unvested grants. In accordance with U.S. GAAP, we ensure that the share based compensation expense is equivalent to actual vestings prior to, or at, the actual vesting date on a grant by grant basis.

Long-Term Investment

We account for investments in non-consolidated entities using the cost method of accounting. Prior to June 2015, we had a long-term investment in convertible preferred stock of White Sky, a privately held company. We previously concluded that the convertible preferred stock did not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we accounted for our investment as a cost method investment.

On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of June 30, 2015, we no longer have a cost method investment and include the assets acquired from White Sky in our condensed consolidated balance sheets, and beginning in the three months ending September 30, 2015, will include White Sky’s results of operations in our condensed consolidated statements of operations.

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

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the three months ended June 30, 2015 less estimated liquidating shareholder distribution amounts.

Income Taxes

We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and future reversal of existing deferred tax assets and liabilities, sufficient sources of taxable income in available carryback periods, tax-planning strategies, and historical results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three trailing years of cumulative operating income (loss). Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three and six months ended June 30, 2015. For additional information, please see Note 18 to our condensed consolidated financial statements.

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

Results of Continuing Operations

Three Months Ended June 30, 2015 and 2014 (in thousands):

The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended June 30, 2015
Revenue:
Services	$47,844	$3,605	$1	$487	$0	$51,937
Hardware	0	0	31	0	0	31

Net revenue	47,844	3,605	32	487	0	51,968

Operating expenses:
Marketing	4,589	32	784	0	0	5,405
Commission	11,986	1,090	0	7	0	13,083
Cost of services revenue	14,807	282	21	50	0	15,160
Cost of hardware revenue	0	0	182	0	0	182
General and administrative	8,201	1,573	3,132	559	6,616	20,081
Impairment of intangibles and other long-lived assets	0	0	0	0	7,355	7,355
Depreciation	1,102	59	376	24	52	1,613
Amortization	0	142	14	0	0	156

Total operating expenses	40,685	3,178	4,509	640	14,023	63,035

Income (loss) from operations	$7,159	$427	$(4,477)	$(153)	$(14,023)	$(11,067)

Three months ended June 30, 2014
Services revenue	$59,596	$4,214	$0	$503	$0	$64,313

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Operating expenses:
Marketing	7,098	226	451	0	0	7,775
Commission	14,684	1,382	0	50	0	16,116
Cost of services revenue	20,415	470	88	42	0	21,015
Cost of hardware revenue	0	0	7	0	0	7
General and administrative	9,147	807	2,663	437	6,623	19,677
Depreciation	1,214	51	20	37	117	1,439
Amortization	738	115	0	0	0	853

Total operating expenses	53,296	3,051	3,229	566	6,740	66,882

Income (loss) from operations	$6,300	$1,163	$(3,229)	$(63)	$(6,740)	$(2,569)

Personal Information Services Segment

Income from operations for our Personal Information Services segment increased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in income from operations is primarily due to decreases in cost of revenue, commission, and general and administrative expenses, partially offset by a decrease in revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios.

	Three Months Ended June 30,
	2015	2014	Difference	%
Services revenue	$47,844	$59,596	$(11,752)	(19.7)%
Operating expenses:
Marketing	4,589	7,098	(2,509)	(35.3)%
Commission	11,986	14,684	(2,698)	(18.4)%
Cost of services revenue	14,807	20,415	(5,608)	(27.5)%
General and administrative	8,201	9,147	(946)	(10.3)%
Depreciation	1,102	1,214	(112)	(9.2)%
Amortization	0	738	(738)	(100.0)%

Total operating expenses	40,685	53,296	(12,611)	(23.7)%

Income from operations	$7,159	$6,300	$859	13.6%

Services Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to terminate marketing, as well as the cancellation of certain subscriber portfolios by many of the same financial institution clients in the latter part of 2014, which negatively impacted revenue in the three months ended June 30, 2015. Our servicing of subscribers under one of our marketing agreements with Citibank terminated in the three months ended June 30, 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. We will continue to receive an immaterial amount of revenue from these arrangements for our performance of administrative services over a two-month transition period. In the three months ended June 30, 2015, we generated revenue of $680 thousand under this agreement. In addition, we continue to experience normal attrition in our existing financial institution generated subscriber base, which has also contributed to the decrease in revenue. As a result, our revenue and earnings from U.S. financial institutions decreased in 2014, and we expect our revenue and earnings from U.S. financial institutions to continue to decrease in 2015.

Revenue decreases from U.S. and Canadian financial institution clients were partially offset by increased revenue from our consumer direct product due to year over year growth in the subscriber base of approximately 14.5%. Revenue in our Canadian business lines decreased primarily due to the cancellations of certain subscriber portfolios by financial institution clients in the three months ended June 30, 2015. As a result of the cancellations, we ceased servicing approximately 99 thousand subscribers which generated revenue of $1.9 million in the three months ended June 30, 2015. We expect continued growth in our subscriber base and increased revenue in 2015 for our consumer direct products.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the three months ended June 30, 2015 and 2014 (in thousands):

Personal Information Services Segment Revenue

	Three Months Ended June 30,
	2015	2014	2015	2014
Bank of America	$22,783	$26,660	47.7%	44.7%
All other financial institution clients	6,001	13,151	12.5%	22.1%
Consumer direct	13,837	12,120	28.9%	20.3%
Canadian business lines	5,223	7,665	10.9%	12.9%

Total Personal Information Services revenue	$47,844	$59,596	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
Balance at March 31, 2015	1,354	381	280	2,015
Additions	1	72	23	96
Cancellations	(462)	(74)	(127)	(663)

Balance at June 30, 2015	893	379	176	1,448

Balance at March 31, 2014	1,985	324	328	2,637
Additions	7	57	34	98
Cancellations	(433)	(50)	(37)	(520)

Balance at June 30, 2014	1,559	331	325	2,215

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, print and direct mail expenses such as printing and postage. In the three months ended June 30, 2015 and 2014, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions. The decrease in marketing expenses is primarily due to a decrease in marketing for our consumer direct business. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended June 30, 2015 and 2014 were $4.1 million and $3.5 million, respectively. Marketing costs expensed as incurred for the three months ended June 30, 2015 and 2014 were $458 thousand and $3.6 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 9.6% for the three months ended June 30, 2015 from 11.9% for the three months ended June 30, 2014.

Commission Expenses. Commission expenses consist of commissions paid to clients. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity with our financial institution clients.

As a percentage of revenue, commission expenses increased to 25.1% for the three months ended June 30, 2015 from 24.6% for the three months ended June 30, 2014.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We expect to continue to realize higher effective rates for data due to our renegotiated service agreements, some of which have minimum fixed fees or have higher rates for lower volumes. In the six months ended June 30, 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service.

As a percentage of revenue, cost of revenue decreased to 30.9% for the three months ended June 30, 2015 from 34.3% for the three months ended June 30, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs which can be specifically attributed to the Personal Information Services segment. The decrease is primarily due to decreased payroll, which included severance, and legal fees, partially offset by increased professional fees. To reflect the consent order entered on July 6, 2015 in our CFPB investigation, we increased the penalty expense by $600 thousand to a total expected payment of penalties and refunds in the amount of $1.3 million. We believe that the consent order closes the investigation, and we do not expect any material adjustment to this amount. For additional information, please see Note 15 to our condensed consolidated financial statements.

In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the three months ended June 30, 2015 was $26 thousand. We did not have severance and severance-related benefits in this segment in the three months ended June 30, 2014. For additional information, please see Note 14 to our condensed consolidated financial statements.

We did not have any share based compensation expense in this segment for the three months ended June 30, 2015. Share based compensation expense for the three months ended June 30, 2014 was $197 thousand. In the three months ended June 30, 2015 and 2014, we did not incur compensation expense for payments to restricted stock unit holders equivalent to the dividends that would have been received on those shares had they been fully vested (“dividend equivalent payments”).

As a percentage of revenue, general and administrative expenses increased to 17.1% for the three months ended June 30, 2015 from 15.3% for the three months ended June 30, 2014.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions placed into service in the three months ended June 30, 2015.

As a percentage of revenue, depreciation expense increased slightly to 2.3% for the three months ended June 30, 2015 from 2.0% for the three months ended June 30, 2014.

Amortization. Amortization consists primarily of the amortization of our intangible assets. The decrease is due to intangible assets that were fully amortized in prior periods.

There was no amortization expense in the three months ended June 30, 2015. As a percentage of revenue, amortization expenses were 1.2% in the three months ended June 30, 2014.

Insurance and Other Consumer Services Segment

Our income from operations for our Insurance and Other Consumer Services segment decreased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in income from operations is primarily due to decreased revenue and increased payroll related costs, partially offset by decreases in commission and marketing expenses.

	Three Months Ended June 30,
	2015	2014	Difference	%
Services revenue	$3,605	$4,214	$(609)	(14.5)%
Operating expenses:
Marketing	32	226	(194)	(85.8)%
Commission	1,090	1,382	(292)	(21.1)%
Cost of services revenue	282	470	(188)	(40.0)%
General and administrative	1,573	807	766	94.9%
Depreciation	59	51	8	15.7%
Amortization	142	115	27	23.5%

Total operating expenses	3,178	3,051	127	4.2%

Income from operations	$427	$1,163	$(736)	(63.3)%

Services Revenue. The decrease in revenue is due to the normal attrition in our existing subscriber base, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 84 thousand subscribers as of June 30, 2015, which is a 4.0% decrease from our subscriber base of 87 thousand subscribers as of March 31, 2015. This segment includes the operating results of the business we acquired in March 2015 from Health at Work of designing wellness-driven health plans and engagement programs. We are in the process of developing new insurance and other products and expanding into new marketing channels to generate revenue.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, print and direct mail expenses such as printing and postage. Marketing expenses decreased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

As a percentage of revenue, marketing expenses significantly decreased to 0.9% for the three months ended June 30, 2015 from 5.4% for the three months ended June 30, 2014 as a result of substantially eliminating marketing efforts for insurance and membership services.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 30.2% for the three months ended June 30, 2015 from 32.8% for the three months ended June 30, 2014.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The decrease is primarily due to decreased payroll related costs for our customer service functions and decreased network fees, partially offset by professional fees included in cost of revenue that are related to the business acquired from Health at Work.

As a percentage of revenue, cost of revenue decreased to 7.8% for the three months ended June 30, 2015 from 11.2% for the three months ended June 30, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, and share based compensation expense related to the earn-out provisions of the Health at Work business acquisition. The increase is primarily due to increased payroll related costs, primarily share based compensation and additional headcount from the acquisition, partially offset by a decrease in legal fees.

We determined the majority of the earn-out provisions in the business acquired from Health at Work in the six months ended June 30, 2015 to be share based compensation expense. In the three months ended June 30, 2015, we recorded $249 thousand of share based compensation expense, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation cost for the first one-year measurement period to be approximately $707 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation costs for the remaining two one-year measurements periods from March 1, 2016 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the operating results of our Insurance and Other Consumer Services segment.

For the reasons noted above, as a percentage of revenue, general and administrative expenses increased significantly to 43.6% for the three months ended June 30, 2015 from 19.2% for the three months ended June 30, 2014.

Impairment of Goodwill. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of Health at Work and White Sky as well as our prior acquisition of Intersections Insurance Services Inc.

The fair value of the Insurance and Other Consumer Services reporting unit, which was tested in 2014, was significantly in excess of its carrying value. During the three months ended June 30, 2015 and 2014, we did not have any impairment of goodwill in our Personal Information Services reporting unit. The fair value of the Personal Information Services reporting unit was in excess of its carrying value by approximately 53% as of June 30, 2015. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Depreciation. Depreciation expenses consist primarily of depreciation expenses related to our fixed assets. The slight increase is driven by new assets placed into service in the three months ended June 30, 2015.

As a percentage of revenue, depreciation increased slightly to 1.6% for the three months ended June 30, 2015 from 1.2% for the three months ended June 30, 2014.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

As a percentage of revenue, amortization increased to 3.9% for the three months ended June 30, 2015 from 2.7% for the three months ended June 30, 2014.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In early 2015, we launched the VOYCE™ consumer offering, a new pet health monitoring platform and service, and began fulfilling customer orders. The increase in loss from operations is due to increased marketing, general and administrative expenses and depreciation on assets placed into service for the launch, as well as expenses associated with the launch of VOYCE PRO™, our service provided through veterinarians, which is planned for the third quarter of 2015.

	Three Months Ended June 30,
	2015	2014	Difference	%
Revenue:
Services	$1	$0	$1	100.0%
Hardware	31	0	31	100.0%

Net revenue	32	0	32	100.0%

Operating expenses:
Marketing	784	451	333	73.8%
Cost of services revenue	21	88	(67)	(76.1)%
Cost of hardware revenue	182	7	175	2,500.0%
General and administrative	3,132	2,663	469	17.6%
Depreciation	376	20	356	1,780.0%
Amortization	14	0	14	100.0%

Total operating expenses	4,509	3,229	1,280	39.6%

Loss from operations	$(4,477)	$(3,229)	$(1,248)	(38.6)%

Services and Hardware Revenue. In the three months ended June 30, 2015, we recognized revenue on the sale of services and hardware, including the fixed portion of shipping and handling receipts. We defer revenue on the sale of the hardware and subscription service until return and cancellation rights have substantially lapsed, and our deferred revenue balance was $6 thousand as of June 30, 2015. We expect our revenue from the sale of VOYCE™ hardware and services to continue to increase in 2015.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including demonstrations, advertising and printed materials, which do not meet the criteria for capitalization. We incurred, and expect to continue to incur, marketing expenses in the future.

Cost of Services and Hardware Revenue. Cost of revenue consists of product and manufacturing costs, taxes and other fees, content development and customer service costs associated with our hardware and subscription service. We defer the cost of the hardware revenue and recognize the expense in the same period as the associated revenue. In addition, we incurred, and expect to continue to incur, cost of services and hardware revenues in the future.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to increases in payroll and a decrease in the capitalization of internal use software, partially offset by a decrease in legal and professional fees. During the three months ended June 30, 2015, we incurred expenses for severance and severance-related benefits of $82 thousand. There were no expenses for severance and severance-related benefits for the three months ended June 30, 2014.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets. Depreciation expense increased in the three months ended June 30, 2015 as new assets were placed into service related to our product launches.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization began in the three months ended June 30, 2015.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment increased for three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in loss from operations is primarily due to increased general and administrative expenses, partially offset by decreased commission expenses.

	Three Months Ended June 30,
	2015	2014	Difference	%
Services Revenue	$487	$503	$(16)	(3.2)%
Operating expenses:
Commission	7	50	(43)	(86.0)%
Cost of services revenue	50	42	8	19.0%
General and administrative	559	437	122	27.9%
Depreciation	24	37	(13)	(35.1)%

Total operating expenses	640	566	74	13.1%

Loss from operations	$(153)	$(63)	$(90)	(142.9)%

Services Revenue. The slight decrease in revenue is due to reduced sales from existing clients. We expect to expand our services and acquire additional clients, and as a result, revenue to increase in 2015.

Commission Expenses. Commission expenses consist of commissions paid to our partners. We entered into contractual agreements with our partners that require us to pay commission in certain circumstances. Commission expense decreased for the three months ended June 30, 2015.

As a percentage of revenue, commission expenses decreased to 1.4% for the three months ended June 30, 2015 from 9.9% for the three months ended June 30, 2014.

Cost of Services Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

As a percentage of revenue, cost of revenue increased to 10.3% for the three months ended June 30, 2015 from 8.3% for the three months ended June 30, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and account functions. General and administrative expenses increased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to an increase in payroll related costs.

As a percentage of revenue, general and administrative expenses increased to 114.8% for the three months ended June 30, 2015 from 86.9% for the three months ended June 30, 2014.

Depreciation. Depreciation expenses consist primarily of depreciation of our fixed assets. Depreciation expenses decreased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

As a percentage of revenue, depreciation expenses increased to 4.9% for the three months ended June 30, 2015 from 7.4% for the three months ended June 30, 2014.

Corporate

In the three months ended June 30, 2015, our loss from operations of $14.0 million primarily consisted of general and administrative expenses and an impairment charge related to our acquisition of White Sky. General and administrative expenses primarily consisted of legal, compliance, human resources, finance, internal audit and shared information technology expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the three months ended June 30, 2015 and 2014 were $6.6 million.

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the three and six months ended June 30, 2015.

In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits expenses, both related and unrelated to the approved restructuring plan, for the three months ended June 30, 2015 were $382 thousand. We incurred expenses for severance and severance-related benefits for the three months ended June 30, 2014 of $322 thousand. For additional information, please see Note 14 to our condensed consolidated financial statements. Total share based compensation expense for the three months ended June 30, 2015 and 2014 was $1.2 million and $1.3 million, respectively.

Six Months Ended June 30, 2015 and 2014 (in thousands):

The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Six months ended June 30, 2015
Revenue:
Services	$99,092	$7,387	$1	$967	$0	$107,447
Hardware	0	0	33	0	0	33

Net revenue	99,092	7,387	34	967	0	107,480

Operating expenses:
Marketing	9,019	56	1,960	1	0	11,036
Commission	24,678	2,227	0	14	0	26,919
Cost of services revenue	31,802	883	165	95	0	32,945
Cost of hardware revenue	0	0	242	0	0	242
General and administrative	15,055	2,737	6,182	1,102	13,298	38,374
Impairment of intangibles and other long-lived assets	0	0	0	0	7,355	7,355
Depreciation	2,223	120	408	51	108	2,910
Amortization	0	261	14	0	0	275

Total operating expenses	82,777	6,284	8,971	1,263	20,761	120,056

Income (loss) from operations	$16,315	$1,103	$(8,937)	$(296)	$(20,761)	$(12,576)

Six months ended June 30, 2014
Services revenue	$120,437	$8,875	$0	$960	$0	$130,272
Operating expenses:
Marketing	12,012	543	883	0	0	13,438
Commission	30,006	3,059	0	50	0	33,115
Cost of services revenue	41,857	1,017	193	73	0	43,140
Cost of hardware revenue	0	0	35	0	0	35
General and administrative	18,409	1,684	5,375	890	13,969	40,327
Depreciation	2,521	102	31	80	244	2,978
Amortization	1,476	230	0	0	0	1,706

Total operating expenses	106,281	6,635	6,517	1,093	14,213	134,739

Income (loss) from operations	$14,156	$2,240	$(6,517)	$(133)	$(14,213)	$(4,467)

Personal Information Services Segment

Income from operations for our Personal Information Services segment increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in income from operations is primarily due to decreases in cost of revenue, commission, and general and administrative expenses, partially offset by a decrease in revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios.

	Six Months Ended June 30,
	2015	2014	Difference	%
Services revenue	$99,092	$120,437	$(21,345)	(17.7)%
Operating expenses:
Marketing	9,019	12,012	(2,993)	(24.9)%
Commission	24,678	30,006	(5,328)	(17.8)%
Cost of services revenue	31,802	41,857	(10,055)	(24.0)%
General and administrative	15,055	18,409	(3,354)	(18.2)%
Depreciation	2,223	2,521	(298)	(11.8)%
Amortization	0	1,476	(1,476)	(100.0)%

Total operating expenses	82,777	106,281	(23,504)	(22.1)%

Income from operations	$16,315	$14,156	$2,159	15.3%

Services Revenue. The decrease in revenue continues to be primarily due to a reduction in new subscribers as a result of the decisions by our financial institution clients to terminate marketing, as well as the cancellation of certain subscriber portfolios by many of the same financial institution clients in the latter part of 2014, which negatively impacted revenue in the six months ended June 30, 2015. Our servicing of subscribers under one of our marketing agreements with Citibank terminated in the three months ended June 30, 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. We will continue to receive an immaterial amount of revenue from these arrangements for our performance of administrative services over a two-month transition period. In the six months ended June 30, 2015, we generated revenue of $3.7 million under this agreement. In addition, we continue to experience normal attrition in our existing financial institution generated subscriber base, which has also contributed to the decrease in revenue. As a result, our revenue and earnings from U.S. financial institutions decreased in 2014, and we expect our revenue and earnings from U.S. financial institutions to continue to decrease in 2015.

Revenue decreases from U.S. and Canadian financial institution clients were partially offset by increased revenue from our consumer direct product due to year over year growth in the subscriber base of approximately 14.5%. Revenue in our Canadian business lines decreased primarily due to the cancellations of certain subscriber portfolios by financial institution clients in the six months ended June 30, 2015. As a result of the cancellations, we ceased servicing approximately 99 thousand subscribers which generated revenue of $4.5 million in the three months ended June 30, 2015. We expect continued growth in our subscriber base and increased revenue in 2015 for our consumer direct products.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the six months ended June 30, 2015 and 2014 (in thousands):

Personal Information Services Segment Revenue

	Six Months Ended June 30,
	2015	2014	2015	2014
Bank of America	$46,638	$54,694	47.1%	45.4%
All other financial institution clients	14,842	26,739	15.0%	22.2%
Consumer direct	26,501	23,752	26.7%	19.7%
Canadian business lines	11,111	15,252	11.2%	12.7%

Total Personal Information Services revenue	$99,092	$120,437	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
Balance at December 31, 2014	1,421	342	296	2,059
Additions	2	155	42	199
Cancellations	(530)	(118)	(162)	(810)

Balance at June 30, 2015	893	379	176	1,448

Balance at December 31, 2013	2,067	301	332	2,700
Additions	23	126	69	218
Cancellations	(531)	(96)	(76)	(703)

Balance at June 30, 2014	1,559	331	325	2,215

Marketing Expenses. In the six months ended June 30, 2015 and 2014, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions. The decrease in marketing expenses is primarily due to a decrease in marketing for our consumer direct business. Amortization of deferred subscription solicitation costs related to marketing of our products for the six months ended June 30, 2015 and 2014 were $8.2 million and $7.2 million, respectively. Marketing costs expensed as incurred for the six months ended June 30, 2015 and 2014 were $858 thousand and $4.8 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses decreased to 9.1% for the six months ended June 30, 2015 from 10.0% for the six months ended June 30, 2014.

Commission Expenses. The decrease in commission expenses is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity with our financial institution clients.

As a percentage of revenue, commission expenses were 24.9% for the six months ended June 30, 2015 and 2014.

Cost of Services Revenue. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We expect to continue to realize higher effective rates for data due to our renegotiated service agreements, some of which have minimum fixed fees or have higher rates for lower volumes. In the six months ended June 30, 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service.

As a percentage of revenue, cost of revenue decreased to 32.1% for the six months ended June 30, 2015 from 34.8% for the six months ended June 30, 2014.

General and Administrative Expenses. The decrease is primarily due to decreased payroll, which included severance, and legal fees. To reflect the consent order entered on July 6, 2015 in our CFPB investigation, we increased the penalty expense by $600 thousand to a total expected payment of penalties and refunds in the amount of $1.3 million. We believe that the consent order closes the investigation, and we do not expect any material adjustment to this amount. For additional information, please see Note 15 to our condensed consolidated financial statements.

In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the approved restructuring plan, for the six months ended June 30, 2015 was $87 thousand. We did not have severance and severance-related benefits in this segment in the six months ended June 30, 2014. For additional information, please see Note 14 to our condensed consolidated financial statements.

For the six months ended June 30, 2015, we did not incur any share based compensation expense or any additional compensation expense for dividend equivalent payments to restricted stock unit holders. For the six months ended June 30, 2014, share based compensation expense was $356 thousand and we incurred an additional compensation expense of $111 thousand for dividend equivalent payments to restricted stock unit holders.

As a percentage of revenue, general and administrative expenses decreased slightly to 15.2% for the six months ended June 30, 2015 from 15.3% for the six months ended June 30, 2014.

Depreciation. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions placed into service in the six months ended June 30, 2015.

As a percentage of revenue, depreciation expense increased slightly to 2.2% for the six months ended June 30, 2015 from 2.1% for the six months ended June 30, 2014.

Amortization. The decrease is due to intangible assets that were fully amortized in prior periods.

There was no amortization expense in the six months ended June 30, 2015. As a percentage of revenue, amortization expenses were 1.2% in the six months ended June 30, 2014.

Insurance and Other Consumer Services Segment

Our income from operations for our Insurance and Other Consumer Services segment decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in income from operations is primarily due to decreased revenue and increased payroll related costs, partially offset by decreases in commission and marketing expenses.

	Six Months Ended June 30,
	2015	2014	Difference	%
Services revenue	$7,387	$8,875	$(1,488)	(16.8)%
Operating expenses:
Marketing	56	543	(487)	(89.7)%
Commission	2,227	3,059	(832)	(27.2)%
Cost of services revenue	883	1,017	(134)	(13.2)%
General and administrative	2,737	1,684	1,053	62.5%
Depreciation	120	102	18	17.6%
Amortization	261	230	31	13.5%

Total operating expenses	6,284	6,635	(351)	(5.3)%

Income from operations	$1,103	$2,240	$(1,137)	(50.8)%

Services Revenue. The decrease in revenue is due to the normal attrition in our existing subscriber base, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 84 thousand subscribers as of June 30, 2015, which is a 12.6% decrease from our subscriber base of 96 thousand subscribers as of December 31, 2014. This segment includes the operating results of the business we acquired in March 2015 from Health at Work of designing wellness-driven health plans and engagement programs. We are in the process of developing new insurance and other products and expanding into new marketing channels to generate revenue.

Marketing Expenses. Marketing expenses decreased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

As a percentage of revenue, marketing expenses significantly decreased to 0.8% for the six months ended June 30, 2015 from 6.1% for the six months ended June 30, 2014.

Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 30.1% for the six months ended June 30, 2015 from 34.5% for the six months ended June 30, 2014.

Cost of Services Revenue. The decrease is due to decreased network fees, partially offset by increased severance and severance-related benefits in our customer services function. Severance and severance-related benefits allocated to our customer services function in the six months ended June 30, 2015, unrelated to the approved restructuring plan, were $170 thousand. We did not have severance and severance-related benefits in this segment in the six months ended June 30, 2014.

As a percentage of revenue, cost of revenue increased slightly to 12.0% for the six months ended June 30, 2015 from 11.5% for the six months ended June 30, 2014.

General and Administrative Expenses. The increase is primarily due to increased payroll related costs, primarily share based compensation and additional headcount from the acquisition, partially offset by a decrease in legal fees.

We determined the majority of the earn-out provisions in the business we acquired from Health at Work in the six months ended June 30, 2015 to be share based compensation expense. In the six months ended June 30, 2015, we recorded $329 thousand of share based compensation expense, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation cost for the first one-year measurement period to be approximately $707 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation costs for the remaining two one-year measurements periods from March 1, 2016 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the operating results of our Insurance and Other Consumer Services segment.

As a percentage of revenue, general and administrative expenses increased significantly to 37.1% for the six months ended June 30, 2015 from 19.0% for the six months ended June 30, 2014.

Impairment of Goodwill. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of Health at Work and White Sky as well as our prior acquisition of Intersections Insurance Services Inc.

The fair value of the Insurance and Other Consumer Services reporting unit, which was tested in 2014, was significantly in excess of its carrying value. During the three months ended June 30, 2015 and 2014, we did not have any impairment of goodwill in our Personal Information Services reporting unit. The fair value of the Personal Information Services reporting unit was in excess of its carrying value by approximately 53% as of June 30, 2015. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Depreciation. The increase is driven by new assets placed into service in the six months ended June 30, 2015.

As a percentage of revenue, depreciation increased slightly to 1.6% for the six months ended June 30, 2015 from 1.1% for the six months ended June 30, 2014.

Amortization. Amortization expense increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

As a percentage of revenue, amortization increased to 3.5% for the six months ended June 30, 2015 from 2.6% for the six months ended June 30, 2014.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. In early 2015, we launched the VOYCE™ consumer offering, a new pet health monitoring platform and service, and began fulfilling customer orders. The increase in loss from operations is due to increased marketing, general and administrative expenses and depreciation on assets placed into service for the launch, as well as expenses associated with the launch of VOYCE PRO™, our service provided through veterinarians, which is planned for the third quarter of 2015.

	Six Months Ended June 30,
	2015	2014	Difference	%
Revenue:
Services	$1	$0	$1	100.0%
Hardware	33	0	33	100.0%

Net revenue	34	0	34	100.0%

Operating expenses:
Marketing	1,960	883	1,077	122.0%
Cost of services revenue	165	193	(28)	(14.5)%
Cost of hardware revenue	242	35	207	591.4%
General and administrative	6,182	5,375	807	15.0%
Depreciation	408	31	377	1,216.1%
Amortization	14	0	14	100.0%

Total operating expenses	8,971	6,517	2,454	37.7%

Loss from operations	$(8,937)	$(6,517)	$(2,420)	(37.1)%

Services and Hardware Revenue. In the six months ended June 30, 2015, we recognized revenue on the sale of services and hardware, including the fixed portion of shipping and handling receipts. We defer revenue on the sale of the hardware and subscription service until return and cancellation rights have substantially lapsed, and our deferred revenue balance was $6 thousand as of June 30, 2015. We expect our revenue from the sale of VOYCE™ hardware and services to continue to increase in 2015.

Marketing. We incurred a significant amount of marketing and advertising costs, primarily associated with the launch of VOYCE™. We expect to continue to incur marketing expenses in the future.

Cost of revenue. The increase in cost of services and hardware revenue is due to our product launches. We defer the cost of hardware revenue and recognize the expense in the same period as the associated revenue.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to increases in payroll and a decrease in the capitalization of professional fees as internal use software, partially offset by a decrease in legal fees. During the six months ended June 30, 2015, we incurred expenses for severance and severance-related benefits of $60 thousand. There were no expenses for severance and severance-related benefits for the three months ended June 30, 2014.

Depreciation. Depreciation expense increased in the six months ended June 30, 2015 as new assets were placed into service related to our product launches.

Amortization. Amortization began in the six months ended June 30, 2015.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment increased for six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in loss from operations is primarily due to increased general and administrative expenses.

	Six Months Ended June 30,
	2015	2014	Difference	%
Services Revenue	$967	$960	$7	0.7%
Operating expenses:
Marketing	1	0	1	100.0%
Commission	14	50	(36)	(72.0)%
Cost of services revenue	95	73	22	30.1%
General and administrative	1,102	890	212	23.8%
Depreciation	51	80	(29)	(36.3)%

Total operating expenses	1,263	1,093	170	15.6%

Loss from operations	$(296)	$(133)	$(163)	(122.6)%

Services Revenue. The slight increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect to expand our services and acquire additional clients, and as a result, revenue to increase in 2015.

Marketing Expenses. Marketing expenses consist of advertising costs, web-based marketing and other marketing program expenses.

As a percentage of revenue, marketing expenses were 0.1% for the six months ended June 30, 2015, and there were no marketing expenses in the six months ended June 30, 2014.

Commission Expenses. Commission expense decreased for the six months ended June 30, 2015.

As a percentage of revenue, commission expenses decreased to 1.4% for the six months ended June 30, 2015 from 5.2% for the six months ended June 30, 2014.

Cost of Services Revenue. Cost of revenue increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

As a percentage of revenue, cost of revenue increased to 9.8% for the six months ended June 30, 2015 from 7.6% for the six months ended June 30, 2014.

General and Administrative Expenses. General and administrative expenses increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to an increase in payroll costs.

As a percentage of revenue, general and administrative expenses increased to 114.0% for the six months ended June 30, 2015 from 92.7% for the six months ended June 30, 2014.

Depreciation. Depreciation expenses consist primarily of depreciation of our fixed assets. Depreciation expenses decreased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

As a percentage of revenue, depreciation expenses decreased to 5.3% for the six months ended June 30, 2015 from 8.3% for the six months ended June 30, 2014.

Corporate

In the six months ended June 30, 2015, our loss from operations of $20.8 million primarily consisted of general and administrative expenses and an impairment charge related to our acquisition of White Sky. General and administrative expenses primarily consisted of legal, compliance, human resources, finance, internal audit and shared information technology expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the six months ended June 30, 2015 and 2014 were $13.3 million and $14.0 million, respectively. The decrease is primarily due to decreased payroll expenses and professional fees, partially offset by increased legal fees.

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the three and six months ended June 30, 2015.

In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits expenses, both related and unrelated to the approved restructuring plan, for the six months ended June 30, 2015 were $395 thousand. We incurred expenses for severance and severance-related benefits for the six months ended June 30, 2014 of $322 thousand, respectively. For additional information, please see Note 14 to our condensed consolidated financial statements.

Total share based compensation expense for the six months ended June 30, 2015 and 2014 was $2.7 million and $2.3 million, respectively. For the six months ended June 30, 2015, we did not incur any compensation expense for dividend equivalent payments to restricted stock unit holders. For the six months ended June 30, 2014, we incurred compensation expense of $320 thousand for dividend equivalent payments to restricted stock unit holders.

Interest Expense

Interest expense decreased by $191 thousand in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, interest expense decreased to $82 thousand, from $260 thousand for the six months ended June 30, 2014. The decrease is primarily due to a non-cash reduction of unamortized debt financing costs in the six months ended June 30, 2014, which did not occur in the six months ended June 30, 2015. This was partially offset by an increase in interest accrued on non-income business taxes in the six months ended June 30, 2015.

Other Expense/Income, net

Other income was $10 thousand in the three months ended June 30, 2015, compared to other expense of $287 thousand in the three months ended June 30, 2014. Other expense was $72 thousand in the six months ended June 30, 2015, compared $139 thousand in the six months ended June 30, 2014. The decrease in other expense is primarily due to an increase in foreign currency gains resulting from exchange rate fluctuations over the period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2015 and 2014 was (125.1)% and 43.3%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2015 and 2014 was (104.7)% and 24.5%, respectively. The significant decrease in the three and six months ended June 30, 2015 from the comparable periods is primarily due to the establishment of a valuation allowance on our existing definite-lived net deferred tax assets, as well as an impairment loss on our investment in White Sky, which is not deductible for income tax purposes.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine if, on a more likely than not basis, that some or all of our deferred tax assets will not be realized and therefore, establish a valuation allowance. In the three months ended June 30, 2015, we continued to evaluate all significant positive and negative evidence including, but not limited to, triggering a three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. Our conclusion was based on our consideration of the relative weight of the available evidence, and for purposes of establishing a valuation allowance, the three-year cumulative loss position, as adjusted for permanent items, is considered a significant piece of negative objective evidence. As a result of the negative evidence outweighing the positive evidence as of June 30, 2015, we recorded a non-cash discrete expense of $16.0 million in our condensed consolidated statements of operations related to the establishment of a valuation allowance on our net deferred tax assets for the portion of the future tax benefit that, more likely than not, will not be realized. This was partially offset by the pro-rata portion of the income tax benefit related to the current year projected net operating loss that is realizable via carryback.

The amount of deferred tax assets considered realizable as of June 30, 2015 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, the reduction of actual and projected taxable income in the carryforward periods.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $9.6 million as of June 30, 2015 as compared to $11.3 million as of December 31, 2014. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance was $12.2 million as of June 30, 2015 as compared to $15.5 million as of December 31, 2014. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our financial institution clients. The likelihood of non-payment has historically been remote with respect to our personal information services and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. For our Pet Health Monitoring segment, we provide the hardware or service subsequent to payment collection, therefore, there is a limited risk of non-collection. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution clients. In addition, we provide for a refund allowance for our Personal Information Services and Insurance and Other Consumer Services segments, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include cash and cash equivalents, cash provided by continuing operations, amounts available, if any, under our Loan Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances, working capital management and bank borrowing capacity. We had a working capital surplus of $15.5 million as of June 30, 2015 as compared to $16.2 million as of December 31, 2014.

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

	Six Months Ended June 30,
	2015	2014	Difference
	(In thousands)
Cash flows provided by operating activities	$2,603	$1,522	$1,081
Cash flows used in investing activities	(3,103)	(3,980)	877
Cash flows used in financing activities	(1,241)	(6,050)	4,809

Decrease in cash and cash equivalents	(1,741)	(8,508)	6,767
Cash and cash equivalents, beginning of period	11,325	20,920	(9,595)

Cash and cash equivalents, end of period	$9,584	$12,412	$(2,828)

The increase in cash flows provided by operations reflects the decrease in net loss for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, and was primarily due to decreased expenses as a result of the restructuring plan, partially offset by decreased revenue. In addition, our cash flows provided by operations decreased due to our continued cash investment in our Pet Health Monitoring segment. We expect to continue to fund the growth and development of our Pet Health Monitoring segment from cash flows provided by operating activities. In the six months ended June 30, 2015, we remitted $1.8 million on our non-income tax liability and expect to resolve some, or all, of the remaining potential obligations for non-income business taxes in the year ending December 31, 2015 using cash provided by operations.

In 2014, our Board of Directors approved the restructuring plan to streamline operations and reduce the cost structure in our Corporate business unit and Personal Information Services segment. We have completed the majority of the reductions and expect the remaining restructuring costs of approximately $334 thousand to decrease our cash flows provided by operations in the year ending December 31, 2015. Actions taken in 2014 and 2015 represent an expected reduction in our cost base of over $15.0 million, on an annualized basis, and we will continue to review and adjust our cost base for the remainder of 2015. Costs in our growing segments, including Pet Health Monitoring, have and will continue to increase, partially offsetting the cost savings. See “— Cost Restructuring” for further discussion.

The decrease in cash flows used in investing activities was primarily attributable to the decrease in capitalized engineering costs and acquisitions of property and equipment primarily for our Pet Health Monitoring segment. This was partially offset by the net cash paid in the acquisition of White Sky in the six months ended June 30, 2015. For additional information regarding the acquisition of White Sky, please see Note 4 to our condensed consolidated financial statements.

Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends, and we have not paid cash dividends since the three months ended March 31, 2014. In the six months ended June 30, 2014, we declared and paid cash dividends of $0.20 per share for a total of $3.7 million, which contributed to the decrease in cash flows used in financing activities.

Credit Facility and Borrowing Capacity

In 2014, we entered into a new loan and security agreement (“Loan Agreement”) with Silicon Valley Bank. In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The maturity date is October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement.

In the three months ended June 30, 2015, we entered into an amendment to our Loan Agreement, pursuant to which the maximum aggregate principal amount of any loans under the Loan Agreement was reduced from $15.0 million to $5.0 million. In addition, the interest rates payable under the Loan Agreement were modified so that amounts borrowed would bear interest, at our option, at either the LIBOR rate plus a margin of 3.5%, or the Prime rate plus a margin of 2.5%. Further, the interest rate payable in the event of a default was increased by 2.5% and is equal to the Prime rate plus a margin of 4.5%.

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

The Loan Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and insolvency defaults, material judgment defaults, attachment defaults, ERISA defaults and change of control defaults. In July 2015, we received a waiver to the Loan Agreement, which allows us to remit the $1.2 million payment in accordance with the terms set forth in the CFPB consent order without it being a default event, so long as we satisfy the applicable conditions, as set forth in the Loan Agreement.

As of June 30, 2015, we did not have any amounts outstanding under the Loan Agreement, and we are in compliance with all of the covenants and able to borrow the full $5.0 million available under the Loan Agreement. Failure to comply with any of the covenants under our Loan Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. We may take actions including but not limited to delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of our credit agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Loan Agreement, our ability meet our future capital requirements and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Loan Agreement.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of June 30, 2015, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement. During the six months ended June 30, 2015 and 2014, we did not repurchase any shares of common stock. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, in the six months ended June 30, 2015 we increased our treasury shares by 45 thousand.

Other

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. On July 6, 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we agreed to pay approximately $55 thousand in refunds to certain subscribers, and a penalty of $1.2 million, payable in three equal annual installments of $400 thousand each in July, August and September, 2015. The exact amount of refunds may increase or decrease based on further review of our refund calculation by the CFPB, although we do not currently expect any change in the refund amount to be material. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business.

We have analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and believe we may have obligations in some jurisdictions. Due to this analysis, as well as a final assessment for $1.7 million received in 2014 from a state for the underpayment of non-income business taxes for January 2006 through June 2014, we recorded a total liability of $2.9 million as of June 30, 2015 for the underpayment of taxes, penalties and interest, which is the amount that we believe is probable under U.S. GAAP. As of December 31, 2014, our total liability for non-income business taxes was $4.5 million. During the six months ended June 30, 2015, we remitted $1.8 million to various states, partially offset by an additional $258 thousand for the underpayment of non-income business taxes. We formally appealed the remaining portion of the final assessment based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. We expect to resolve these existing obligations within the next twelve months by any variety of settlement options including, but not limited to, voluntary disclosures, negotiation, and standard appeals process, and may adjust the liability at such time.

In 2014, we entered into a new contract with a credit reporting agency, to which we agreed to pay non-refundable minimum payments of $5.4 million in the year ending December 31, 2015.

Due to the variability of the inputs for the earn-out provisions in the business we acquired from Health at Work, future share based compensation expense may have a material impact on the operating results of our Insurance and Other Consumer Services segment. For additional information, see Notes 4 and 19 to our condensed consolidated financial statements.

Orders we place for the production of our VOYCE™ hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. In the six months ended June 30, 2015, we did not record a liability for any unconditional purchase obligations.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. On July 6, 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we agreed to pay approximately $55 thousand in refunds to certain subscribers, and a penalty of $1.2 million, payable in three equal annual installments of $400 thousand each in July, August and September, 2015. The exact amount of refunds may increase or decrease based on further review of our refund calculation by the CFPB, although we do not currently expect any change in the refund amount to be material. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business. Based on the entry of the consent order and that the amount can be reasonably estimated, we increased our estimated liability by $600 thousand in the six months ended June 30, 2015 to a total amount of $1.3 million, which represents potential refunds for subscribers and a civil monetary penalty.

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of June 30, 2015, we continued to have no significant liabilities accrued for any of the legal proceedings, other than the CFPB matter, mentioned above.

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

The common share purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(In thousands, except average price paid per share)
April 1, 2015 to April 30, 2015	30	$3.41	0	$0
May 1, 2015 to May 31, 2015	0	$0.00	0	$0
June 1, 2015 to June 30, 2015	0	$0.00	0	$0

Item 6.	Exhibits

10.1	First Amendment to Loan and Security Agreement dated as of April 21, 2015 by and between Silicon Valley Bank and Intersections Inc. (Incorporated by reference to Exhibit 10.1, filed with the Form 8-K dated April 23, 2015).

10.2*	Waiver to Loan and Security Agreement dated as of July 10, 2015, by and between Silicon Valley Bank and Intersections Inc.

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: August 13, 2015	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer