Form 10-Q
period 2015-09-30
INTERSECTIONS INC
filed 2015-11-16
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015 there were 23,700,034 shares of common stock, $0.01 par value, issued and 20,206,128 shares outstanding, with 3,493,906 shares of treasury stock.

Form 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Services	$48,932	$59,814	$156,379	$190,086
Hardware	7	0	40	0
Net revenue	48,939	59,814	156,419	190,086
OPERATING EXPENSES:
Marketing	5,289	5,272	16,325	18,710
Commission	12,307	15,712	39,226	48,827
Cost of services revenue	16,038	23,566	48,983	66,706
Cost of hardware revenue	149	43	391	78
General and administrative	20,037	22,352	58,411	62,679
Impairment of intangibles and other long-lived assets	0	0	7,355	0
Depreciation	1,488	1,276	4,398	4,254
Amortization	206	853	481	2,559
Total operating expenses	55,514	69,074	175,570	203,813
LOSS FROM OPERATIONS	(6,575)	(9,260)	(19,151)	(13,727)
Interest expense	(71)	(257)	(153)	(518)
Other expense, net	(65)	(239)	(137)	(377)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,711)	(9,756)	(19,441)	(14,622)
INCOME TAX BENEFIT (EXPENSE)	2,383	5,850	(10,950)	7,043
LOSS FROM CONTINUING OPERATIONS	(4,328)	(3,906)	(30,391)	(7,579)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	0	0	0	(1,147)
NET LOSS	$(4,328)	$(3,906)	$(30,391)	$(8,726)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.22)	$(0.21)	$(1.57)	$(0.41)
Loss from discontinued operations	0.00	0.00	0.00	(0.06)
Basic and diluted loss per common share	$(0.22)	$(0.21)	$(1.57)	$(0.47)
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.20
Weighted average shares outstanding, basic and diluted	19,673	18,539	19,304	18,455

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,178	$11,325
Accounts receivable, net of allowance for doubtful accounts of $89 (2015) and $5 (2014)	8,618	15,479
Prepaid expenses and other current assets	6,170	8,289
Inventory, net	1,949	0
Income tax receivable	12,292	8,107
Deferred subscription solicitation costs	7,347	6,922
Total current assets	44,554	50,122
PROPERTY AND EQUIPMENT, net	14,137	14,764
DEFERRED TAX ASSET, net	0	11,849
LONG-TERM INVESTMENT	0	8,384
GOODWILL	20,081	17,398
INTANGIBLE ASSETS, net	1,899	763
OTHER ASSETS	268	1,301
TOTAL ASSETS	$80,939	$104,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,479	$5,356
Accrued expenses and other current liabilities	17,095	18,907
Accrued payroll and employee benefits	4,180	5,034
Commissions payable	412	468
Capital leases, current portion	578	592
Deferred revenue	2,791	2,869
Deferred tax liability, net, current portion	2,319	702
Total current liabilities	31,854	33,928
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,125	981
OTHER LONG-TERM LIABILITIES	4,212	4,545
DEFERRED TAX LIABILITY	4,141	0
TOTAL LIABILITIES	41,332	39,454
COMMITMENTS AND CONTINGENCIES (see Notes 15 and 17)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 23,664 (2015) and 22,158 (2014); shares outstanding 20,200 (2015) and 18,978 (2014)	237	222
Additional paid-in capital	129,455	123,975
Treasury stock, shares at cost; 3,464 (2015) and 3,180 (2014)	(33,320)	(32,696)
Accumulated deficit	(56,765)	(26,374)
TOTAL STOCKHOLDERS’ EQUITY	39,607	65,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,939	$104,581

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,391)	$(8,726)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation	4,398	5,214
Amortization	481	2,559
Amortization of debt issuance cost	80	135
Provision for doubtful accounts	84	(20)
Loss on disposal of fixed assets	61	510
Share based compensation	4,423	3,186
Excess tax benefit upon vesting of restricted stock units and stock option exercises	0	(275)
Amortization of non-cash consideration exchanged for additional investment	0	(618)
Amortization of deferred subscription solicitation costs	13,167	12,608
Impairment of intangibles and other long-lived assets	7,355	0
Changes in assets and liabilities:
Accounts receivable	6,781	5,006
Prepaid expenses and other current assets	2,118	(1,236)
Inventory, net	(1,949)	0
Income tax, net	(2,829)	(14,777)
Deferred subscription solicitation costs	(13,593)	(12,339)
Other assets	1,600	165
Accounts payable	(876)	1,069
Accrued expenses and other current liabilities	(2,167)	5,612
Accrued payroll and employee benefits	(1,021)	3,591
Commissions payable	(56)	22
Deferred revenue	(121)	(203)
Deferred income tax, net	15,252	315
Other long-term liabilities	(333)	832
Cash flows provided by operating activities	2,464	2,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of technology related intangible	(202)	(150)
Cash paid for the business acquired from White Sky, Inc., net of cash received	(625)	0
Cash paid for the business acquired from Health at Work Wellness Actuaries LLC	(1)	0
Acquisition of property and equipment	(3,237)	(5,668)
Cash flows used in investing activities	(4,065)	(5,818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common shares	0	(3,674)
Excess tax benefit upon vesting of restricted stock units and stock option exercises	0	275
Capital lease payments	(559)	(659)
Cash proceeds from stock option exercises	0	5
Withholding tax payment on vesting of restricted stock units and stock option exercises	(987)	(2,190)
Cash flows used in financing activities	(1,546)	(6,243)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,147)	(9,431)
CASH AND CASH EQUIVALENTS — Beginning of period	11,325	20,920
CASH AND CASH EQUIVALENTS — End of period	$8,178	$11,489
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$713	$0
Equipment additions accrued but not paid	$205	$79
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$62	$0
Shares issued in the business acquired from White Sky, Inc., net of liquidating distributions	$576	$0
Shares issued in the business acquired from Health at Work Wellness Actuaries LLC	$1,551	$0

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

Our Pet Health Monitoring segment includes the new health and wellness platform and service for veterinarians and dog owners and is provided by our subsidiary, i4c Innovations, which does business as Voyce. VOYCE™, which was launched in March 2015, is a platform that connects pets, their owners, veterinarians and other caregivers with individualized pet health monitoring data, tailored pet health related content and information management tools. VOYCE™ is comprised of two key parts – a wearable health monitor worn similarly to a dog collar and an online wellness center (member area) where pet medical records can be stored and reminders and goals can be set and tracked. The VOYCE™ band operates using non-invasive, radio frequency based technology, an accelerometer, an onboard microcontroller and specialized algorithms. The VOYCE™ band monitors vital key wellness indicators, including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, and caloric burn. This data is uploaded to the VOYCE™ member area via Wi-Fi which displays the data showing trends over time. This data is also coupled with the pet parent and dog’s profile and through proprietary algorithms provides personalized content written by top dog care experts exclusively for VOYCE™. In addition, the VOYCE™ experience offers document storage and access anytime, anywhere, self-set reminders, and the ability to set goals. In July 2015, we introduced VOYCE PRO™ to the veterinary community. VOYCE PRO™ offers a program to remotely monitor dog patients and provide veterinarians with objective data to help identify and manage recurring health issues and work collaboratively with pet owners to find proactive solutions. We began contracting with veterinarian hospitals and commenced training and onboarding programs to effectively deploy the service.

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

In the three months ended June 30, 2014, we ceased ongoing operations at Intersections Business Intelligence Services and it qualified for classification as a discontinued operation under U.S. GAAP, as we did not have significant continuing involvement in the business and its operations and cash flows were eliminated from our ongoing operations.

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

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) insurance services, 3) other monthly membership products and transaction services and 4) the pet wellness products and services.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2015 and December 31, 2014 totaled $480 thousand and $511 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Pet Wellness Products and Services

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky and Health at Work as well as our prior acquisition of Intersections Insurance Services Inc. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units. As of September 30, 2015, goodwill of $12.9 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the nine months ended September 30, 2015 and 2014, we did not grant stock options. We use the stock price on the grant date to value all restricted stock awards and restricted stock units (together, “RSUs”) and the straight line method to amortize the compensation cost over the requisite service period. We consider our historical and projected dividends, along with participation rights of the grants, in calculating the grant date fair value.

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

On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of September 30, 2015, we no longer have a cost method investment and include the assets acquired from White Sky in our condensed consolidated balance sheets, and beginning in the three months ended September 30, 2015, included White Sky’s results of operations in our condensed consolidated statements of operations.

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

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the nine months ended September 30, 2015 less estimated liquidating shareholder distribution amounts.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three and nine months ended September 30, 2015. For additional information, please see Note 18.

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

Inventory

Inventory consists primarily of finished goods for our Voyce products, although we may at times also maintain an inventory of raw materials from our third-party manufacturer. We outsource hardware manufacturing to a third-party manufacturer and may purchase accessories from third-party suppliers. Inventories are valued using the first-in, first-out method and are carried at the lower of cost or market.

Pursuant to our manufacturing agreement with the supplier, we may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. If not obsolete, the supplier may then repurchase such materials from us for future hardware production.

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

Accounting Standards Updates Not Yet Effective

In May 2014, an update was made to “Revenue Recognition”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an update was issued which deferred the effective date of the May 2014 update by one year. As a result, the amendments in the update will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We will adopt the provisions of this update as of January 1, 2018 and we are currently in the process of evaluating the impact, if any, to our condensed consolidated financial statements.

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

In April 2015, an update was made to “Interest – Imputation of Interest.” To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, debt issuance costs were recognized as a deferred charge, that is, an asset on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, an update was issued to add guidance for debt issuance costs related to line-of-credit arrangements. The update allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, and we are currently in the process of evaluating the impact of early adoption, if any, to our condensed consolidated financial statements.

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

In July 2015, an update was made to “Inventory”. The amendments in this update simplify the measurement of inventory. The amendments require that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for annual periods, and the interim periods within those years, beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted, and we are currently in the process of evaluating the impact of early adoption, if any, to our condensed consolidated financial statements.

In September 2015, an update was made to “Business Combinations”. The amendments in this update require that adjustments to provisional amounts that are identified during the measurement period should be recognized in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Further, the amendments require the entity to disclose the portions of the amount recorded in current-period earnings by line item what would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for annual periods, and the interim periods within those years, beginning after December 15, 2015, and should be applied prospectively. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2016 and do not anticipate a material impact to our condensed consolidated financial statements.

We reviewed other recently issued accounting pronouncements and determined that they are not applicable to our business.

4.	Business Acquisitions

Health at Work Wellness Actuaries LLC

On March 3, 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired the business from Health at Work. Health at Work designs wellness-driven health plans and engagement programs for employers, insurers and wellness groups. Our acquisition of the business from Health at Work aligns with our growth strategy to build our Insurance and Other Consumer Services segment through a combination of innovative insurance and non-insurance services for consumers, employers and the insurance industry. In connection with this acquisition, we issued 413 thousand shares of common stock to Health at Work. The following table summarizes the consideration transferred to Health at Work (in thousands):

Common stock	$1,551
Cash	1
Fair value of total consideration transferred	$1,552

We are obligated under the asset purchase agreement to make aggregate earn-out payments to the members of Health at Work during three one-year measurement periods from March 1, 2015 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement. In accordance with U.S. GAAP, we recorded the earn-out payments as post-combination share based compensation expense, which is recognized pro-rata over the requisite service period and included in general and administrative expenses in our Insurance and Other Consumer Services segment. The earn-out is subject to performance and service vesting conditions and is payable in stock and a portion in cash, depending on the market price of the stock in accordance with the asset purchase agreement. We estimated the expense for both the equity and liability awards, and vesting and other conditions may impact the number of common shares issued and, therefore, the amount of future share based compensation expense. As of September 30, 2015, our estimated cash payment for the liability award for the first one-year measurement period is approximately $332 thousand.

In accordance with U.S. GAAP, we used the acquisition method of accounting, which requires that assets acquired, including intangible assets, be recognized at their fair value as of the acquisition date. The determination was made by management through various means, primarily by obtaining a third party valuation of identifiable intangible assets acquired.

The following table summarizes the final fair values of the assets acquired at the date of acquisition (in thousands):

Technology-related intangible asset	$882
Marketing-related intangible asset	43
Furniture and fixtures, net	3
Deferred tax liability	(369)
Total identifiable net assets	559
Goodwill	993
Net assets acquired	$1,552

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Insurance and Other Consumer Services segment and is not expected to be deductible for income tax purposes. Acquisition-related costs in connection with the Health at Work transaction for the nine months ended September 30, 2015 were $88 thousand and are included in general and administrative expenses in our condensed consolidated statements of operations.

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

Under the terms of the purchase agreement, White Sky is required to make liquidating distributions to its shareholders, including us, in accordance with the preferences set forth in White Sky’s Eighth Amended and Restated Certificate of Incorporation (the “distributions”). The distributions were not made as the first reporting date, and therefore we estimated the cash distribution amounts in order to calculate the purchase price and fair value of the acquisition. As a result, actual variance to our estimated distribution amounts may result in adjustments to the allocation of the purchase price during the remainder of the measurement period. In connection with this acquisition, and subject to post-closing adjustments in accordance with the asset purchase agreement, we issued 353 thousand shares of common stock to White Sky and received 210 thousand shares of our common stock as a liquidating distribution during the three months ended September 30, 2015. The following table summarizes the estimated purchase price transferred to White Sky (in thousands):

Common stock, net of distribution of $624 thousand	$576
Cash, net of estimated distribution of $405 thousand	796
Fair value of estimated purchase price transferred	1,372
Fair value of previously held equity interest in White Sky	1,029
$2,401

In accordance with U.S. GAAP, we remeasured our previously held equity interest in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the nine months ended September 30, 2015, less the estimated liquidating shareholder distribution amounts. Based on this analysis, we determined that the fair value of our cost basis investment of $1.0 million was less than the carrying value of $8.4 million, and therefore we recognized an impairment charge of $7.4 million in the nine months ended September 30, 2015, which is included in impairment of intangibles and other long-lived assets in our condensed consolidated statements of operations. For additional information regarding the inputs to the pre-acquisition fair value, please see Note 6.

In accordance with U.S. GAAP, we used the acquisition method of accounting, which requires that assets acquired, including intangible assets, be recognized at their fair value as of the acquisition date. The estimated determination was made by management through various means, primarily by obtaining a third party valuation of identifiable intangible assets acquired. We have preliminarily recorded our best estimates of the fair values of the assets acquired and the identifiable intangible assets. We continue to evaluate and gather information on the closing balance sheet, including estimated distributions made to us by White Sky, that existed at the acquisition date. As of September 30, 2015, there were no material changes to the closing balance sheet, however, we may make changes to the amounts recorded during the remainder of the measurement period. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Technology-related intangible assets	$240
Customer-related intangible assets	140
Marketing-related intangible assets	110
Debt-free net working capital	104
Furniture and fixtures, net	90
Deposits	52
Equipment loans	(25)
Total identifiable net assets	711
Goodwill	1,690
$2,401

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Personal Information Services segment and is expected to be deductible for income tax purposes over 15 years. Acquisition-related costs in connection with the White Sky transaction for the nine months ended September 30, 2015 were $159 thousand and are included in general and administrative expenses in our condensed consolidated statements of operations.

Supplemental Pro Forma Information

White Sky’s operating results from the date of acquisition through June 30, 2015 are insignificant and therefore, those results were excluded from our condensed consolidated statements of operations. Therefore, we began to include White Sky’s results of operations in our financial results beginning in the three months ended September 30, 2015. The following unaudited pro forma results have been prepared as if the acquisition of White Sky occurred on January 1, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma revenue	$48,939	$62,004	$158,713	$196,488
Pro forma net loss	$(4,342)	$(3,930)	$(31,395)	$(9,316)

These amounts have been calculated after applying our accounting policies and adjusting the results to reflect additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, eliminating intercompany transactions and the associated income tax impacts. Supplemental pro forma earnings for the three and nine months ended September 30, 2015 were adjusted to exclude $284 thousand of acquisition-related costs incurred by both us and White Sky in the nine months ended September 30, 2015. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated as of January 1, 2014, nor is it indicative of future operating results. The pro forma information does not include any adjustments for potential revenue enhancements, cost synergies or other operating efficiencies.

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

For the three and nine months ended September 30, 2015, options to purchase common stock and unvested restricted stock units estimated to be 3.9 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2014, options to purchase common stock and unvested restricted stock units estimated to be 2.9 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss from continuing operations	$(4,328)	$(3,906)	$(30,391)	$(7,579)
Loss from discontinued operations	0	0	0	(1,147)
Net loss available to common shareholders—basic and diluted	$(4,328)	$(3,906)	$(30,391)	$(8,726)
Weighted average common shares outstanding—basic	19,673	18,539	19,304	18,455
Dilutive effect of common stock equivalents	0	0	0	0
Weighted average common shares outstanding—diluted	19,673	18,539	19,304	18,455
Basic and diluted loss per common share:
Loss from continuing operations	$(0.22)	$(0.21)	$(1.57)	$(0.41)
Loss from discontinued operations	0.00	0.00	0.00	(0.06)
Basic and diluted loss per common share	$(0.22)	$(0.21)	$(1.57)	$(0.47)

6.	Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term and long-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the nine months ended September 30, 2015 or in the year ended December 31, 2014. We did not hold any significant instruments that are measured at fair value on a recurring basis as of September 30, 2015 or December 31, 2014. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy as of December 31, 2014. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 12.

We are required under U.S. GAAP to remeasure the fair value of a previously held investment at the date controlling interest is acquired. Therefore, on a non-recurring basis, we measured our long-term investment in White Sky immediately prior to the acquisition of substantially all of White Sky’s assets under Level 2 of the fair value hierarchy in the nine months ended September 30, 2015. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the nine months ended September 30, 2015, less estimated liquidating shareholder distribution amounts. Based on this analysis, we determined that the fair value of our cost basis investment was less than the carrying value and therefore, we recognized an impairment charge of $7.4 million in the nine months ended September 30, 2015, which is included in our condensed consolidated statements of operations. We have historically utilized the income approach, based on discounted cash flows, to measure the fair value of our long-term investment. However, due to the acquisition of White Sky and the availability of an observable, quoted price for identifiable assets and liabilities in an orderly transaction, we appropriately modified our valuation technique. For additional information related to the acquisition, please see Note 4.

As of September 30, 2015 and December 31, 2014, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

7.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Prepaid services	$489	$1,008
Other prepaid contracts	2,590	3,992
Other	3,091	3,289
Total	$6,170	$8,289

8.	Inventory

We had an inventory balance of $1.9 million as of September 30, 2015, which included $1.6 million of finished goods and $360 thousand of raw materials for our Pet Health Monitoring segment. We had no inventory balance as of December 31, 2014. We did not record a charge for excess or obsolete inventory in the three or nine months ended September 30, 2015 or 2014.

9.	Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation costs included in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 was $7.3 million and $6.9 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended September 30, 2015 and 2014 was $4.4 million and $4.1 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2015 and 2014 was $13.1 million and $12.6 million, respectively. Marketing costs expensed as incurred, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended September 30, 2015 and 2014 were $1.1 million and $1.3 million, respectively. Marketing costs expensed as incurred related to marketing for the nine months ended September 30, 2015 and 2014 were $4.0 million and $6.0 million, respectively.

10.	Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2015	December 31, 2014
	(In thousands)
Machinery and equipment	$17,929	$19,151
Software	17,410	19,437
Software development-in-progress (1)	2,534	5,462
Furniture and fixtures	1,520	1,547
Leasehold improvements	4,440	4,366
Building	725	725
Land	25	25
	44,583	50,713
Less: accumulated depreciation	(30,446)	(35,949)
Property and equipment — net	$14,137	$14,764

(1)	Includes costs associated with software projects which were still in the application development stage as of September 30, 2015 and December 31, 2014 and as such, were not being amortized.

Depreciation of property and equipment for the three months ended September 30, 2015 and 2014 was $1.5 million and $1.3 million, respectively. Depreciation of property and equipment for the nine months ended September 30, 2015 and 2014 was $4.4 million and $4.3 million, respectively.

In the three months ended September 30, 2015, we had retirements that reduced our property and equipment and accumulated depreciation balances by $9.2 million. In the three months ended September 30, 2014, we had retirements that reduced our property and equipment and accumulated depreciation balances by $426 thousand. In the nine months ended September 30, 2015, we had retirements that reduced our property and equipment and accumulated depreciation balances by $10.1 million. In the nine months ended September 30, 2014, due to retirements and discontinued operations, we reduced our property and equipment and accumulated depreciation balances by $1.7 million and $1.4 million, respectively.

We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the three or nine months ended September 30, 2015 or 2014. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. In the nine months ended September 30, 2015, in connection with the launch of our Voyce products, we reclassified $4.1 million of software development-in-progress into internally developed capitalized software, and we began to depreciate the software in the same period. Internally developed capitalized software consisted of the following during the nine months ended September 30, 2015 and 2014 (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2014	$13,754	$(11,169)	$2,585
Additions	5,388	0	5,388
Disposals	(6,982)	6,982	0
Depreciation expense	0	(1,827)	(1,827)
Balance at September 30, 2015	$12,160	$(6,014)	$6,146
Balance at December 31, 2013	29,641	(28,433)	1,208
Additions	1,553	0	1,553
Disposals	(426)	426	0
Depreciation expense	0	(1,097)	(1,097)
Balance at September 30, 2014	$30,768	$(29,104)	$1,664

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining three months ending December 31, 2015	$728
For the years ending December 31:
2016	2,804
2017	2,222
2018	393
2019	0
Total	$6,147

11.	Long-Term Investments

On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of September 30, 2015, we no longer have a cost method investment and included the assets acquired from White Sky in our condensed consolidated balance sheets, and beginning in the three months ended September 30, 2015, included White Sky’s results of operations in our condensed consolidated statements of operations. In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the nine months ended September 30, 2015. For additional information, please see Note 4.

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
Balance as of September 30, 2015
Gross carrying amount	33,056	12,862	1,390	47,308
Accumulated impairment losses	(25,837)	0	(1,390)	(27,227)
Net carrying value of goodwill	$7,219	$12,862	$0	$20,081

During the three and nine months ended September 30, 2015, we did not have an impairment related to our goodwill. The increase in goodwill during the nine months ended September 30, 2015 was due to the businesses we acquired from Health at Work and White Sky. For additional information, please see Note 4.

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

Our intangible assets consisted of the following (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,424)	$0	$450
Marketing related	3,336	(3,050)	0	286
Technology related	4,068	(2,905)	0	1,163
Total amortizable intangible assets	$46,278	$(44,379)	$0	$1,899

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(38,078)	$0	$613
Marketing related	3,024	(3,024)	0	0
Technology related	2,946	(2,796)	0	150
Total amortizable intangible assets	$44,661	$(43,898)	$0	$763

Intangible assets increased in the nine months ended September 30, 2015 primarily as a result of asset additions from business acquisitions. During the nine months ended September 30, 2015 and year ended December 31, 2014, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of two to ten years. For the three months ended September 30, 2015 and 2014, we had an aggregate amortization expense of $206 thousand and $853 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, we incurred aggregate amortization expense of $481 thousand and $2.6 million, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2015	$206
For the years ending December 31:
2016	583
2017	363
2018	257
2019	196
Thereafter	294
Total	$1,899

13.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Accrued marketing	$1,447	$1,293
Accrued cost of sales, including credit bureau costs	7,965	7,457
Accrued general and administrative expense and professional fees	3,721	4,496
Insurance premiums	480	511
Estimated liability for non-income business taxes	2,926	4,458
Other	556	692
Total	$17,095	$18,907

We are subject to certain non-income (or indirect) business taxes in various state jurisdictions. In the nine months ended September 30, 2015, we reduced our estimated liability for non-income business taxes by approximately $1.5 million, primarily from cash payments to resolve obligations to state taxing authorities. We expect to resolve a majority of the remaining obligations and significantly reduce the liability in the remainder of the year ending December 31, 2015. In addition, during the three months ended September 30, 2015, we paid $1.2 million related to the consent order we entered into with the Consumer Financial Protection Bureau (the “CFPB”) in July 2015. For additional information related to the non-income business taxes and the consent order, please see Note 15.

14.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Accrued payroll	$433	$613
Accrued benefits	2,115	1,863
Accrued severance	1,632	2,558
Total accrued payroll and employee benefits	$4,180	$5,034

In the year ended December 31, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. The plan consisted primarily of a workforce reduction, including key leadership positions. During the nine months ended September 30, 2015, we continued to execute the plan and reduced the restructuring liability by $2.3 million. Of this amount, $1.1 million was for our Personal Information Services segment and $1.2 million was for our Corporate business unit. This expense is included in general and administrative expense in our condensed consolidated statements of operations. The following table summarizes the non-restructuring and restructuring activity during the nine months ended September 30, 2015 and 2014 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Severance	Total Accrued Severance
Balance at December 31, 2014	$65	$2,493	$2,558
Adjustments to expense	2,066	(49)	2,017
Payments	(701)	(2,242)	(2,943)
Balance at September 30, 2015	$1,430	$202	$1,632
Balance at December 31, 2013	$545	$0	$545
Adjustments to expense	627	4,102	4,729
Payments	(1,032)	(572)	(1,604)
Balance at September 30, 2014	$140	$3,530	$3,670

We expect the remaining cost reduction actions to occur in the remainder of the year ending December 31, 2015. We will continue to review and adjust our cost base, which may result in additional charges for severance and severance-related benefits in the future.

In the three months ended September 30, 2015, we recorded $1.3 million of expense for severance and severance-related benefits unrelated to the restructuring plan. We did not have any expense for severance and severance-related benefits unrelated to the restructuring plan in the three months ended September 30, 2014.

15.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining three months ending December 31, 2015	$787	$105
For the years ending December 31:
2016	3,173	708
2017	3,094	594
2018	3,078	438
2019	1,410	0
Thereafter	42	0
Total minimum lease payments	$11,584	1,845
Less: amount representing interest		(142)
Present value of minimum lease payments		1,703
Less: current obligation		(578)
Long term obligations under capital lease		$1,125

In the three and nine months ended September 30, 2015, we entered into new capital leases for fixed assets with an acquisition value of $286 and $713 thousand, respectively. We did not enter into any capital leases in the three or nine months ended September 30, 2014. Rental expenses included in general and administrative expenses for the three months ended September 30, 2015 and 2014 were $630 thousand and $680 thousand, respectively. Rental expenses included in general and administrative expenses for the nine months ended September 30, 2015 and 2014 were $1.9 million and $2.1 million, respectively.

Legal Proceedings

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Discovery in this case is pending.

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we agreed to pay a penalty of $1.2 million in the three months ended September 30, 2015, and we expect to pay approximately $63 thousand of refunds to certain subscribers. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially change our existing practices or business. Based on the entry of the consent order, we increased our estimated liability by $600 thousand in the nine months ended September 30, 2015 to a total amount of $1.3 million, which represented estimated subscriber refunds and the $1.2 million civil monetary penalty, which was paid to the CFPB in the three months ended September 30, 2015.

We may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of September 30, 2015, we continued to have no significant liabilities accrued for any of the legal proceedings mentioned above.

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

Other

In 2014, we analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. As a result, we recorded a liability for non-income business taxes of $4.5 million as of December 31, 2014, which included the underpayment of taxes, penalties and interest, which we believed was probable under U.S. GAAP. The following table summarizes the non-income tax liability activity during the nine months ended September 30, 2015 (in thousands):

Non-Income Business Tax Liability
Balance at December 31, 2014	$4,458
Adjustments to expense	269
Payments	(1,801)
Balance at September 30, 2015	$2,926

We expect to resolve a majority of the remaining obligations and significantly reduce the liability in the remainder of the year ending December 31, 2015 by any variety of settlement options including, but not limited to, voluntary disclosures, negotiation, and standard appeals process, and may adjust the liability at such time. We formally appealed the remaining portion of the liability for one state based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

In 2014, we entered into a new contract with a credit reporting agency, to which we agreed to pay non-refundable minimum payments of $5.4 million in the year ending December 31, 2015. This amount is expensed on a pro-rata basis for the nine months ended September 30, 2015 and is included in cost of revenue in our condensed consolidated statements of operations.

Due to the variability of the inputs for the earn-out provisions in the business we acquired from Health at Work, future share based compensation expense may have a material impact on the operating results of our Insurance and Other Consumer Services segment. For additional information, see Notes 4 and 19.

Orders we place for the production of our Voyce hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. In the nine months ended September 30, 2015, we did not record a liability for any unconditional purchase obligations.

16.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Deferred rent	$2,512	$2,856
Uncertain tax positions, interest and penalties not recognized	1,612	1,564
Accrued general and administrative expenses	88	125
Total other long-term liabilities	$4,212	$4,545

17.	Debt and Other Financing

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

We are also required to maintain compliance with certain financial covenants, which include a minimum liquidity ratio and consolidated EBITDA ratios, as well as customary covenants, representations and warranties, funding conditions and events of default. As of September 30, 2015, we did not have any outstanding borrowings under the Loan Agreement.

18.	Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2015 and 2014 was 35.5% and 60.0%, respectively. The decrease from the comparable period is primarily due to the increase in loss from operations before income taxes as a ratio of book expenses that are not deductible for income tax purposes. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2015 and 2014 was (56.3)% and 48.2%, respectively. The significant decrease in the nine months ended September 30, 2015 from the comparable period is primarily due to the establishment of a valuation allowance on our existing definite-lived net deferred tax assets, as well as an impairment loss on our investment in White Sky, which is not deductible for income tax purposes.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine if, on a more likely than not basis, that some or all of our deferred tax assets will not be realized and therefore, establish a valuation allowance. We continued to evaluate all significant positive and negative evidence including, but not limited to, triggering a three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. Our conclusion was based on our consideration of the relative weight of the available evidence, and for purposes of establishing a valuation allowance, the three-year cumulative loss position, as adjusted for permanent items, is considered a significant piece of negative objective evidence. As a result of the negative evidence outweighing the positive evidence as of June 30, 2015, we recorded a non-cash discrete expense in the six months ended June 30, 2015 of $16.0 million in our condensed consolidated statements of operations related to the establishment of a valuation allowance on our net deferred tax assets for the portion of the future tax benefit that, more likely than not, will not be realized. This was partially offset by the pro-rata portion of the income tax benefit related to the current year projected net operating loss that is realizable via carryback.

The amount of deferred tax assets considered realizable as of September 30, 2015 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, the reduction of actual and projected taxable income in the carryforward periods.

19.	Stockholders’ Equity

Share Based Compensation

We currently issue equity and equity-based awards under the 2006 and 2014 Stock Incentive Plans (“Plans”), and we have two inactive stock incentive plans, the 1999 Stock Option Plan and the 2004 Stock Option Plan. The total number of shares of common stock that may be issued under the Plans may not exceed 10.1 million. As of September 30, 2015 we have 2.0 million shares of common stock available for future grants of awards under the Plans, and awards for approximately 3.2 million shares are outstanding under all of our active and inactive plans. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards in the Plans that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

There were no stock options granted or exercised during the nine months ended September 30, 2015 and 2014. The following table summarizes our restricted stock unit and restricted stock award (“RSUs”) activity:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	2,855,149	$5.26
Granted	485,000	3.73
Canceled (1)	(420,505)	5.92
Vested	(473,020)	6.13
Outstanding at September 30, 2015	2,446,624	4.68

(1)

Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 74 thousand in the nine months ended September 30, 2015.

Total share based compensation expense recognized for stock options and RSUs, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended September 30, 2015 and 2014 was $1.2 million and $509 thousand, respectively. Total share based compensation expense recognized for stock options and RSUs for the nine months ended September 30, 2015 and 2014 was $3.9 million and $3.2 million, respectively.

As of September 30, 2015, there was $8.5 million of total unrecognized compensation cost related to unvested RSUs granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

In addition to the unrecognized compensation cost related to unvested RSUs, we determined the majority of the earn-out provisions in the business acquired from Health at Work in the nine months ended September 30, 2015 to be share based compensation expense. In the three and nine months ended September 30, 2015, we recorded share based compensation expense of $232 thousand and $561 thousand, respectively, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation cost for the first one-year measurement period to be approximately $274 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation costs for the remaining two one-year measurements periods from March 1, 2016 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the operating results of our Insurance and Other Consumer Services segment.

Other

We did not have any dividend activity in the three months ended September 30, 2015 or 2014, or in the nine months ended September 30, 2015. In the nine months ended September 30, 2014, we declared and paid cash dividends of $0.20 per share. During the three and nine months ended September 30, 2015 and 2014, we did not repurchase any shares of common stock. In the three months ended September 30, 2015, we received 210 thousand shares of our common stock related to the liquidating distribution of WS Delaware, Inc. For additional information please see Notes 4 and 20. In addition, as a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 74 thousand in the nine months ended September 30, 2015. Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends or repurchasing any shares of common stock.

20.	Related Party Transactions

Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, in the three months ended September 30, 2015 and 2014, we paid monthly installments totaling $216 thousand and $246 thousand, respectively. In the nine months ended September 30, 2015 and 2014, we paid monthly installments totaling $721 thousand and $610 thousand, respectively, in connection with these agreements. These amounts are included within cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2015, we owed $142 thousand to DMS under this agreement.

Health at Work Wellness Actuaries LLC – On March 3, 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired substantially all of the assets of Health at Work. In connection with this acquisition, we issued 413 thousand shares of our common stock to Health at Work, of which Andrew Sykes, President of Intersections Insurance Services Inc. is the majority member, and we are obligated to make earn-out payments to the members of Health at Work, including Mr. Sykes, for the three one-

year measurement periods from March 1, 2015 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement.

WS Delaware, Inc. – We have an investment in WS Delaware, Inc., formerly known as White Sky, Inc. and, as a result of the acquisition in June 2015, WS Delaware, Inc. owned 353 thousand shares of our common stock. In the three months ended September 30, 2015, WS Delaware, Inc. made liquidating distributions to its shareholders, including all of the shares of our common stock, of which we received 210 thousand shares. For additional information, please see Note 4 related to the acquisition of White Sky, Inc.

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

The following table summarizes the operating results of the discontinued operations included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$0	$57
Loss before income taxes from discontinued operations	$0	$(1,810)
Income tax benefit	0	663
Loss from discontinued operations	$0	$(1,147)

22.	Segment and Geographic Information

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

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services and includes the health and wellness services business we acquired from Health at Work. Our Pet Health Monitoring segment includes the new pet health monitoring platform and services provided by our subsidiary, i4c Innovations, which does business as Voyce. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

The following table sets forth segment information for the three and nine months ended September 30, 2015 and 2014:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended September 30, 2015
Net revenue	$45,518	$2,923	$9	$489	$0	$48,939
Depreciation	984	59	392	16	37	1,488
Amortization	46	142	18	0	0	206
Income (loss) from operations	5,347	(511)	(4,359)	(170)	(6,882)	(6,575)
Three months ended September 30, 2014
Net revenue	$55,286	$4,059	$0	$469	$0	$59,814
Depreciation	1,062	59	28	33	94	1,276
Amortization	738	115	0	0	0	853
Income (loss) from operations	1,322	1,299	(3,898)	(64)	(7,919)	(9,260)
Nine months ended September 30, 2015
Net revenue	$144,611	$10,309	$43	$1,456	$0	$156,419
Depreciation	3,206	179	800	68	145	4,398
Amortization	46	403	32	0	0	481
Income (loss) from operations	21,663	592	(13,297)	(466)	(27,643)	(19,151)
Nine months ended September 30, 2014
Net revenue	$175,723	$12,934	$0	$1,429	$0	$190,086
Depreciation	3,584	160	60	113	337	4,254
Amortization	2,214	345	0	0	0	2,559
Income (loss) from operations	15,477	3,540	(10,416)	(197)	(22,131)	(13,727)

The following table sets forth segment information as of September 30, 2015 and December 31, 2014:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
As of September 30, 2015
Property and equipment, net	$9,058	$802	$4,040	$71	$166	$14,137
Total assets	$30,790	$25,995	$9,302	$708	$14,144	$80,939
As of December 31, 2014
Property and equipment, net	$9,535	$912	$3,928	$95	$294	$14,764
Total assets	$40,635	$25,431	$7,181	$483	$30,851	$104,581

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the three months ended September 30, 2015	$45,614	$3,325	$48,939
For the three months ended September 30, 2014	52,245	7,569	59,814
For the nine months ended September 30, 2015	141,984	14,435	156,419
For the nine months ended September 30, 2014	167,265	22,821	190,086

23.	Subsequent Events

On November 13, 2015, we entered into irrevocable subscription agreements with certain affiliates pursuant to which such affiliates agreed to purchase up to 3.0 million shares of our common stock at a price of $2.50 per share for aggregate gross proceeds of up to $7.5 million. The closing of the subscription is expected to take place in the three months ending December 31, 2015. We intend to use the proceeds from the sale for working capital and general corporate purposes. The shares will be issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Forward-Looking Statements

Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,'' “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including the impact of the regulatory environment on our business, including the investigation or examination of our financial institution clients and the continuing attention by the Consumer Financial Protection Bureau and other regulatory agencies to our industry; the continued dependence on a small number of financial institutions to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring and/or impairment charges; the timing and success of new product launches, including our Identity Guard®, Voyce™ and Voyce Pro™ platforms, adjustments in investments in our Identity Guard® and insurance services businesses and other growth initiatives; our ability to control costs; and our needs for additional capital to grow our business, including our ability to maintain borrowing availability under our loan agreement or seek additional sources of debt and/or equity financing. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K, and in its recent Quarterly Reports on Form 10-Q and other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.

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

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. This segment also includes the business we acquired in June 2015 from White Sky, Inc. (“White Sky”) of innovating and developing easy-to-use consumer authentication and e-commerce solutions. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. This segment also includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC (“Health at Work”) of designing wellness-driven health plans and engagement programs. Our Pet Health Monitoring segment includes the new pet health monitoring platform and services provided by our subsidiary, i4c Innovations, which does business as Voyce. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

Cost Restructuring

In the year ended December 31, 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. The plan consisted primarily of a workforce reduction, including key leadership positions. We made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. Certain of these measures, such as severance costs, are expected to decrease cash provided by operations through the remainder of the year ending December 31, 2015, followed thereafter by reductions to cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations.

Actions taken through September 30, 2015 are expected to achieve over $15.0 million of annualized cost savings. Costs in our Pet Health Monitoring segment have and will continue to increase, partially offsetting the cost savings. We will continue to review and adjust our cost base for the remainder of 2015 in an effort to achieve the original targeted cost reductions. For additional information, please see Note 14 to our condensed consolidated financial statements.

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

In the nine months ended September 30, 2015 and 2014, approximately 61% and 67%, respectively, of our Personal Information Services segment revenue were derived from agreements with U.S. financial institutions. Revenue in the nine months ended September 30, 2015 and 2014 from Bank of America, our largest financial institution client that ceased marketing of our services in 2011, constituted approximately 47% and 46%, respectively, of our Personal Information Services segment revenue. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. In February 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service. In addition, our servicing of subscribers under one of our marketing agreements with Citibank terminated in April 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. In the nine months ended September 30, 2015 and 2014, we generated revenue under this agreement of $3.8 million and $11.0 million, respectively. We continue to service additional subscribers that were acquired pursuant to other agreements with Citibank.

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we agreed to pay a penalty of $1.2 million in the three months ended September 30, 2015, and we expect to pay approximately $63 thousand of refunds to certain subscribers. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially change our existing practices or business. In addition, add-on or ancillary products like those offered in our Personal Information Services and Insurance and Other Consumer Services segments remain subject to continuing review by federal and state regulators.

As discussed above, we initiated in 2014 a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment. See “—Cost Restructuring” above.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work of designing wellness-driven health plans and engagement programs. As in our Personal Information Services segment, historically almost all of this segment’s products were marketed through financial institutions on an add-on or ancillary basis, and all such marketing has terminated. Some of our subscriber portfolios also have been cancelled by the applicable financial institutions, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new insurance and health and wellness products and services, and expanding into new marketing channels, to generate revenue.

Pet Health Monitoring

Our Pet Health Monitoring segment includes the new health and wellness platform and service for veterinarians and dog owners, respectively, and is provided by our subsidiary, i4c Innovations, which does business as Voyce. VOYCE™ is our pet health monitoring platform and information management service that collects, translates, monitors and distributes wellness indicators to veterinarians, the service industry for dogs, and consumers including key vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, and caloric burn. We aid consumers in monitoring their pet’s well-being and provide valuable data and insight to them and veterinarians in a manner never previously available. Data collected from our proprietary wearable pet health band is translated and coupled with content written by top dog care experts exclusively for VOYCE™ to create a professional, highly relevant, personalized customer experience. The platform also offers the ability to store pet medical records, set reminders, and create and track goals.

VOYCE™ was made available to consumers beginning in March 2015 in a controlled launch. During the nine months ended September 30, 2015, direct to consumer marketing was substantially reduced as we began repositioning our marketing message and certain product features to be better aligned and supportive of our VOYCE PRO™ service. In July 2015, we introduced VOYCE PRO™ to the veterinary community and began to focus our development and marketing efforts towards that community. VOYCE PRO™ offers a program to remotely monitor dog patients and provide veterinarians with objective data to help identify and manage recurring health issues and work collaboratively with pet owners to find proactive solutions. We began contracting with veterinarian hospitals and commenced training and onboarding programs to effectively deploy the service, including with two leading national veterinary hospital owners in the United States.  In addition, subsequent to September 30, 2015, we entered into an agreement with a market leading supplier of animal health technology, products and other services to distribute our VOYCE PRO™ product throughout the veterinary community and we entered into an agreement with a large animal health company to perform certain research services using the Voyce product for up to twelve months.   As a result, we anticipate revenue, and associated cost of revenue and commission expense, to increase in 2016 for this segment.

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

Revenue Recognition

We recognize revenue on 1) identity theft and credit management services, 2) insurance services, 3) other monthly membership products and transaction services and 4) the pet wellness products and services.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2015 and December 31, 2014 totaled $480 thousand and $511 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Pet Wellness Products and Services

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

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky and Health at Work as well as our prior acquisition of Intersections Insurance Services Inc. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units. As of September 30, 2015, goodwill of $12.9 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the nine months ended September 30, 2015 and 2014, we did not grant stock options. We use the stock price on the grant date to value all restricted stock awards and restricted stock units (together, “RSUs”) and the straight line method to amortize the compensation cost over the requisite service period. We consider our historical and projected dividends, along with participation rights of the grants, in calculating the grant date fair value.

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

On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of September 30, 2015, we no longer have a cost method investment and include the assets acquired from White Sky in our condensed consolidated balance sheets, and beginning in the three months ended September 30, 2015, included White Sky’s results of operations in our condensed consolidated statements of operations.

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

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the nine months ended September 30, 2015 less estimated liquidating shareholder distribution amounts.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we included certain items treated as discrete events to arrive at an estimated overall tax amount for the three and nine months ended September 30, 2015. For additional information, please see Note 18 to our condensed consolidated financial statements.

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

Inventory

Inventory consists primarily of finished goods for our Voyce products, although we may at times also maintain an inventory of raw materials from our third-party manufacturer. We outsource hardware manufacturing to a third-party manufacturer and may purchase accessories from third-party suppliers. Inventories are valued using the first-in, first-out method and are carried at the lower of cost or market.

Pursuant to our manufacturing agreement with the supplier, we may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. If not obsolete, the supplier may then repurchase such materials from us for future hardware production.

Accounting Standards Updates Recently Adopted and Accounting Standards Updates Not Yet Effective

For information about accounting standards updates recently adopted and accounting standards updates not yet effective, please see Note 3 to our condensed consolidated financial statements.

Results of Continuing Operations

Three Months Ended September 30, 2015 and 2014 (in thousands):

The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended September 30, 2015
Revenue:
Services	$45,518	$2,923	$2	$489	$0	$48,932
Hardware	0	0	7	0	0	7
Net revenue	45,518	2,923	9	489	0	48,939
Operating expenses:
Marketing	4,752	14	505	18	0	5,289
Commission	11,303	997	0	7	0	12,307
Cost of services revenue	15,611	239	136	52	0	16,038
Cost of hardware revenue	0	0	149	0	0	149
General and administrative	7,475	1,983	3,168	566	6,845	20,037
Depreciation	984	59	392	16	37	1,488
Amortization	46	142	18	0	0	206
Total operating expenses	40,171	3,434	4,368	659	6,882	55,514
Income (loss) from operations	$5,347	$(511)	$(4,359)	$(170)	$(6,882)	$(6,575)
Three months ended September 30, 2014
Services revenue	$55,286	$4,059	$0	$469	$0	$59,814
Operating expenses:
Marketing	4,746	121	398	7	0	5,272
Commission	14,396	1,309	0	7	0	15,712
Cost of services revenue	22,974	425	122	45	0	23,566
Cost of hardware revenue	0	0	43	0	0	43
General and administrative	10,048	731	3,307	441	7,825	22,352
Depreciation	1,062	59	28	33	94	1,276
Amortization	738	115	0	0	0	853
Total operating expenses	53,964	2,760	3,898	533	7,919	69,074
Income (loss) from operations	$1,322	$1,299	$(3,898)	$(64)	$(7,919)	$(9,260)

Personal Information Services Segment

Income from operations for our Personal Information Services segment increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in income from operations is primarily due to decreases in cost of revenue, commission, and general and administrative expenses, partially offset by a decrease in revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios.

	Three Months Ended September 30,
	2015	2014	Difference	%
Services revenue	$45,518	$55,286	$(9,768)	(17.7)%
Operating expenses:
Marketing	4,752	4,746	6	0.1%
Commission	11,303	14,396	(3,093)	(21.5)%
Cost of services revenue	15,611	22,974	(7,363)	(32.0)%
General and administrative	7,475	10,048	(2,573)	(25.6)%
Depreciation	984	1,062	(78)	(7.3)%
Amortization	46	738	(692)	(93.8)%
Total operating expenses	40,171	53,964	(13,793)	(25.6)%
Income from operations	$5,347	$1,322	$4,025	304.5%

Services Revenue. The decrease in revenue continues to be primarily due to the reduction in subscribers and revenue from financial institution clients as a result of the decisions by them to terminate marketing, as well as the cancellation of certain subscriber portfolios by many of the same financial institution clients in the latter part of 2014 and in the first half of 2015. Our servicing of subscribers under one of our marketing agreements with Citibank terminated in April 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. In the three months ended September 30, 2015 and 2014, we generated revenue under this agreement of $104 thousand and $3.4 million, respectively. In addition, we continue to experience normal attrition in our existing financial institution generated subscriber base, which has also contributed to the decrease in revenue. As a result, our revenue and earnings from U.S. financial institutions continues to decrease.

Revenue decreases from U.S. and Canadian financial institution clients were partially offset by a 24.1% increase in revenue from our consumer direct products due to year over year growth in the subscriber base of approximately 15.3%. Revenue in our Canadian business lines decreased primarily due to the cancellations of certain subscriber portfolios by financial institution clients in the three months ended September 30, 2015. As a result of the cancellations, we ceased servicing approximately 113 thousand subscribers which generated revenue of $189 thousand and $3.0 million in the three months ended September 30, 2015 and 2014, respectively. We expect continued growth in our subscriber base and increased revenue for the remainder of 2015 for our consumer direct products.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the three months ended September 30, 2015 and 2014 (in thousands):

Personal Information Services Segment Revenue

	Three Months Ended September 30,
	2015	2014	2015	2014
Bank of America	$22,045	$25,749	48.4%	46.6%
All other financial institution clients	5,234	9,950	11.5%	18.0%
Consumer direct	14,914	12,018	32.8%	21.7%
Canadian business lines	3,325	7,569	7.3%	13.7%
Total Personal Information Services revenue	$45,518	$55,286	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
Balance at June 30, 2015	893	379	176	1,448
Additions	1	61	30	92
Cancellations	(33)	(51)	(42)	(126)
Balance at September 30, 2015	861	389	164	1,414
Balance at June 30, 2014	1,559	331	325	2,215
Additions	4	57	31	92
Cancellations	(86)	(51)	(41)	(178)
Balance at September 30, 2014	1,477	337	315	2,129

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, print and direct mail expenses such as printing and postage. In the three months ended September 30, 2015 and 2014, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions. The slight increase is primarily due to an increase in marketing for our consumer direct business, partially offset by a decrease in marketing for our Canadian business. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended September 30, 2015 and 2014 were $4.1 million and $3.6 million, respectively. Marketing costs expensed as incurred for the three months ended September 30, 2015 and 2014 were $603 thousand and $1.1 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased to 10.4% for the three months ended September 30, 2015 from 8.6% for the three months ended September 30, 2014.

Commission Expenses. Commission expenses consist of commissions paid to clients. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity with our financial institution clients.

As a percentage of revenue, commission expenses decreased to 24.8% for the three months ended September 30, 2015 from 26.0% for the three months ended September 30, 2014.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We expect to continue to realize higher effective rates for data due to our renegotiated service agreements, some of which have minimum fixed fees or have higher rates for lower volumes. In February 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service. Additionally, we recorded an estimated liability of $2.5 million in the three months ended September 30, 2014 for the possible underpayment of non-income business taxes compared to an adjustment to the liability of $47 thousand in the three months ended September 30, 2015.

As a percentage of revenue, cost of revenue decreased to 34.3% for the three months ended September 30, 2015 from 41.6% for the three months ended September 30, 2014.

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

In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. We did not have severance and severance-related benefits in this segment in the three months ended September 30, 2015. Severance and severance-related benefits, both related and unrelated to the restructuring plan approved in 2014, for the three months ended September 30, 2014 was $2.6 million. For additional information, please see Note 14 to our condensed consolidated financial statements.

We did not have any share based compensation expense in this segment for the three months ended September 30, 2015. Share based compensation expense for the three months ended September 30, 2014 was $191 thousand.

As a percentage of revenue, general and administrative expenses decreased to 16.4% for the three months ended September 30, 2015 from 18.2% for the three months ended September 30, 2014.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions placed into service in the three months ended September 30, 2015.

As a percentage of revenue, depreciation increased slightly to 2.2% for the three months ended September 30, 2015 from 1.9% for the three months ended September 30, 2014.

Amortization. Amortization consists primarily of the amortization of our intangible assets. The decrease is due to intangible assets that were fully amortized in prior periods, partially offset by amortization on new asset additions related to our acquisition of White Sky that were placed into service in the three months ended September 30, 2015.

As a percentage of revenue, amortization decreased to 0.1% for the three months ended September 30, 2015 from 1.3% in the three months ended September 30, 2014.

Insurance and Other Consumer Services Segment

Our income from operations for our Insurance and Other Consumer Services segment decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in income from operations is primarily due to decreased revenue and increased payroll related costs, partially offset by decreases in commission expenses.

	Three Months Ended September 30,
	2015	2014	Difference	%
Services revenue	$2,923	$4,059	$(1,136)	(28.0)%
Operating expenses:
Marketing	14	121	(107)	(88.4)%
Commission	997	1,309	(312)	(23.8)%
Cost of services revenue	239	425	(186)	(43.8)%
General and administrative	1,983	731	1,252	171.3%
Depreciation	59	59	0	0.0%
Amortization	142	115	27	23.5%
Total operating expenses	3,434	2,760	674	24.4%
(Loss) income from operations	$(511)	$1,299	$(1,810)	(139.3)%

Services Revenue. The decrease in revenue is due to the normal attrition in our existing subscriber base, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 79 thousand subscribers as of September 30, 2015, which is a 26.2% decrease from our subscriber base of 107 thousand subscribers as of September 30, 2014. This segment includes the operating results of the business we acquired in March 2015 from Health at Work of designing wellness-driven health plans and engagement programs. We are in the process of developing new insurance and other products and expanding into new marketing channels to generate revenue.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, print and direct mail expenses such as printing and postage. Marketing expenses decreased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

As a percentage of revenue, marketing expenses decreased to 0.5% for the three months ended September 30, 2015 from 3.0% for the three months ended September 30, 2014 as a result of substantially eliminating marketing efforts for insurance and membership services.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 34.0% for the three months ended September 30, 2015 from 32.2% for the three months ended September 30, 2014.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The decrease is primarily due to decreased network fees, partially offset by increased severance and severance-related benefits included in cost of revenue. Severance and severance-related benefits allocated to our customer services function in the three months ended September 30, 2015, unrelated to the restructuring plan approved in 2014, were $88 thousand. We did not have severance and severance-related benefits in this segment in the three months ended September 30, 2014.

As a percentage of revenue, cost of revenue decreased to 8.2% for the three months ended September 30, 2015 from 10.5% for the three months ended September 30, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, and share based compensation expense related to the earn-out provisions of the Health at Work business acquisition. The increase is primarily due to increased payroll related costs, primarily share based compensation and additional headcount from the acquisition.

We determined the majority of the earn-out provisions in the business acquired from Health at Work in the nine months ended September 30, 2015 to be share based compensation expense. In the three months ended September 30, 2015, we recorded $232 thousand of share based compensation expense, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation cost for the first one-year measurement period to be approximately $274 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation costs for the remaining two one-year measurements periods from March 1, 2016 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment.

For the reasons noted above, as a percentage of revenue, general and administrative expenses increased significantly to 67.8% for the three months ended September 30, 2015 from 18.0% for the three months ended September 30, 2014.

Impairment of Goodwill. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our prior acquisition of Intersections Insurance Services Inc. and our more recent acquisitions of Health at Work and White Sky.

The fair value of the Insurance and Other Consumer Services reporting unit, which was tested in 2014, was significantly in excess of its carrying value. During the three months ended September 30, 2015 and 2014, we did not have any impairment of goodwill in our Personal Information Services reporting unit. The fair value of the Personal Information Services reporting unit was in excess of its carrying value by approximately 211% as of September 30, 2015. Subsequent to the goodwill impairment charge incurred in the year ended December 31, 2014, the percentage by which the fair value exceeds the carrying value of our Personal Information Services reporting unit continues to increase, primarily due to the establishment of a valuation allowance on our existing deferred tax assets which significantly reduced the reporting unit’s carrying value.  As a result of the significantly increased percentage in the three months ended September 30, 2015 and the other-than-temporary reduced carrying value, we no longer consider the Personal Information Services reporting unit to be at risk of failing step one of the impairment test. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Depreciation. Depreciation consists primarily of depreciation expenses related to our fixed assets.

As a percentage of revenue, depreciation increased slightly to 2.0% for the three months ended September 30, 2015 from 1.5% for the three months ended September 30, 2014.

Amortization. Amortization consists primarily of the amortization of our intangible assets. Amortization increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

As a percentage of revenue, amortization increased to 4.9% for the three months ended September 30, 2015 from 2.8% for the three months ended September 30, 2014.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. In early 2015, we launched the VOYCE™ consumer offering, a new pet health monitoring platform and service, and began fulfilling customer orders. In the three months ended September 30, 2015, we substantially reduced marketing of the consumer offering and launched VOYCE PRO™, our service provided through veterinarians. We began contracting with veterinarian hospitals and offering the service and expect to incur training and other onboarding costs as we develop the sales market. The increase in loss from operations is due to increased marketing for the launch of VOYCE PRO™ and depreciation on assets placed into service for the launch.

	Three Months Ended September 30,
	2015	2014	Difference	%
Revenue:
Services	$2	$0	$2	100.0%
Hardware	7	0	7	100.0%
Net revenue	9	0	9	100.0%
Operating expenses:
Marketing	505	398	107	26.9%
Cost of services revenue	136	122	14	11.5%
Cost of hardware revenue	149	43	106	246.5%
General and administrative	3,168	3,307	(139)	(4.2)%
Depreciation	392	28	364	1300.0%
Amortization	18	0	18	100.0%
Total operating expenses	4,368	3,898	470	12.1%
Loss from operations	$(4,359)	$(3,898)	$(461)	(11.8)%

Services and Hardware Revenue. In the three months ended September 30, 2015, we recognized revenue on the sale of services and hardware, including the fixed portion of shipping and handling receipts. We defer revenue on the sale of the hardware and subscription service until return and cancellation rights have substantially lapsed, and our deferred revenue balance was $9 thousand as of September 30, 2015. We expect revenue from the VOYCE PRO™ offering to increase for the remainder of 2015 and into 2016 as we onboard and train veterinarian hospitals.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including demonstrations, advertising and printed materials, which do not meet the criteria for capitalization. We incurred, and expect to continue to incur, marketing expenses for our service in the future.

Cost of Services and Hardware Revenue. Cost of revenue consists of product and manufacturing costs, taxes and other fees, content development and customer service costs associated with our hardware and subscription service. We defer the cost of the hardware revenue and recognize the expense in the same period as the associated revenue, and our deferred cost of revenue balance was $7 thousand as of September 30, 2015. In addition, we incurred, and expect to continue to incur, cost of services and hardware revenues in the future.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The decrease is primarily due to decreases in legal and professional fees, partially offset by a decrease in the capitalization of internal use software and an increase in payroll related costs.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets. Depreciation increased in the three months ended September 30, 2015 as new assets were placed into service related to our product launches.

Amortization. Amortization consists primarily of the amortization of our intangible assets. Amortization increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment increased for three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in loss from operations is primarily due to increased general and administrative expenses.

	Three Months Ended September 30,
	2015	2014	Difference	%
Services Revenue	$489	$469	$20	4.3%
Operating expenses:
Marketing	18	7	11	157.1%
Commission	7	7	0	0.0%
Cost of services revenue	52	45	7	15.6%
General and administrative	566	441	125	28.3%
Depreciation	16	33	(17)	(51.5)%
Total operating expenses	659	533	126	23.6%
Loss from operations	$(170)	$(64)	$(106)	(165.6)%

Services Revenue. The slight increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect to expand our services and acquire additional clients, and as a result, we expect revenue to continue to increase in 2015 and 2016.

Marketing Expenses.  Marketing expenses consist of advertising costs, web-based marketing and other marketing program expenses. Marketing expenses increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

As a percentage of revenue, marketing expenses increased to 3.7% for the three months ended September 30, 2015 from 1.5% for the three months ended September 30, 2014.

Commission Expenses. Commission expenses consist of commissions paid to our partners. We entered into contractual agreements with our partners that require us to pay commission in certain circumstances.

As a percentage of revenue, commission expenses decreased slightly to 1.4% for the three months ended September 30, 2015 from 1.5% for the three months ended September 30, 2014.

Cost of Services Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

As a percentage of revenue, cost of revenue increased to 10.6% for the three months ended September 30, 2015 from 9.6% for the three months ended September 30, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and account functions. General and administrative expenses increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to an increase in payroll related costs.

As a percentage of revenue, general and administrative expenses increased to 115.7% for the three months ended September 30, 2015 from 94.0% for the three months ended September 30, 2014.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets. Depreciation decreased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

As a percentage of revenue, depreciation decreased to 3.3% for the three months ended September 30, 2015 from 7.0% for the three months ended September 30, 2014.

Corporate

In the three months ended September 30, 2015, our loss from operations of $6.9 million primarily consisted of general and administrative expenses. General and administrative expenses primarily consisted of legal, compliance, human resources, finance, internal audit and shared information technology expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the three months ended September 30, 2015 and 2014 were $6.8 million and $7.8 million, respectively.

In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits expenses, both related and unrelated to the restructuring plan approved in 2014, for the three months ended September 30, 2015 and 2014 were $1.0 million and $1.5 million, respectively. For additional information, please see Note 14 to our condensed consolidated financial statements. Total share based compensation expense for the three months ended September 30, 2015 and 2014 was $1.2 million and $319 thousand, respectively.

Nine Months Ended September 30, 2015 and 2014 (in thousands):

The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Nine months ended September 30, 2015
Revenue:
Services	$144,611	$10,309	$3	$1,456	$0	$156,379
Hardware	0	0	40	0	0	40
Net revenue	144,611	10,309	43	1,456	0	156,419
Operating expenses:
Marketing	13,771	70	2,465	19	0	16,325
Commission	35,981	3,224	0	21	0	39,226
Cost of services revenue	47,413	1,122	301	147	0	48,983
Cost of hardware revenue	0	0	391	0	0	391
General and administrative	22,531	4,719	9,351	1,667	20,143	58,411
Impairment of intangibles and other long-lived assets	0	0	0	0	7,355	7,355
Depreciation	3,206	179	800	68	145	4,398
Amortization	46	403	32	0	0	481
Total operating expenses	122,948	9,717	13,340	1,922	27,643	175,570
Income (loss) from operations	$21,663	$592	$(13,297)	$(466)	$(27,643)	$(19,151)
Nine months ended September 30, 2014
Services revenue	$175,723	$12,934	$0	$1,429	$0	$190,086
Operating expenses:
Marketing	16,757	664	1,281	8	0	18,710
Commission	44,401	4,368	0	58	0	48,827
Cost of services revenue	64,832	1,441	315	118	0	66,706
Cost of hardware revenue	0	0	78	0	0	78
General and administrative	28,458	2,416	8,682	1,329	21,794	62,679
Depreciation	3,584	160	60	113	337	4,254
Amortization	2,214	345	0	0	0	2,559
Total operating expenses	160,246	9,394	10,416	1,626	22,131	203,813
Income (loss) from operations	$15,477	$3,540	$(10,416)	$(197)	$(22,131)	$(13,727)

Personal Information Services Segment

Income from operations for our Personal Information Services segment increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in income from operations is primarily due to decreases in cost of revenue, commission, and general and administrative expenses, partially offset by a decrease in revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios.

	Nine Months Ended September 30,
	2015	2014	Difference	%
Services revenue	$144,611	$175,723	$(31,112)	(17.7)%
Operating expenses:
Marketing	13,771	16,757	(2,986)	(17.8)%
Commission	35,981	44,401	(8,420)	(19.0)%
Cost of services revenue	47,413	64,832	(17,419)	(26.9)%
General and administrative	22,531	28,458	(5,927)	(20.8)%
Depreciation	3,206	3,584	(378)	(10.5)%
Amortization	46	2,214	(2,168)	(97.9)%
Total operating expenses	122,948	160,246	(37,298)	(23.3)%
Income from operations	$21,663	$15,477	$6,186	40.0%

Services Revenue. The decrease in revenue continues to be primarily due to the reduction in subscribers and revenue from financial institution clients as a result of the decisions by them to terminate marketing, as well as the cancellation of certain subscriber portfolios by many of the same financial institution clients in the latter part of 2014 and in the first half of 2015. Our servicing of subscribers under one of our marketing agreements with Citibank terminated in April 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. In the nine months ended September 30, 2015 and 2014, we generated revenue under this agreement of $3.8 million and $11.0 million, respectively. In addition, we continue to experience normal attrition in our existing financial institution generated subscriber base, which has also contributed to the decrease in revenue. As a result, our revenue and earnings from U.S. financial institutions continues to decrease.

Revenue decreases from U.S. and Canadian financial institution clients were partially offset by a 15.8% increase in revenue from our consumer direct products due to year over year growth in the subscriber base of approximately 15.3%. Revenue in our Canadian business lines decreased primarily due to the cancellations of certain subscriber portfolios by financial institution clients in the nine months ended September 30, 2015. As a result of the cancellations, we ceased servicing approximately 113 thousand subscribers which generated revenue of $4.7 million and $9.0 million in the nine months ended September 30, 2015 and 2014, respectively. We expect continued growth in our subscriber base and increased revenue in 2015 for our consumer direct products.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the nine months ended September 30, 2015 and 2014 (in thousands):

Personal Information Services Segment Revenue

	Nine Months Ended September 30,
	2015	2014	2015	2014
Bank of America	$68,685	$80,443	47.5%	45.7%
All other financial institution clients	20,076	36,689	13.9%	20.9%
Consumer direct	41,415	35,770	28.6%	20.4%
Canadian business lines	14,435	22,821	10.0%	13.0%
Total Personal Information Services revenue	$144,611	$175,723	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
Balance at December 31, 2014	1,421	342	296	2,059
Additions	2	216	73	291
Cancellations	(562)	(169)	(205)	(936)
Balance at September 30, 2015	861	389	164	1,414
Balance at December 31, 2013	2,067	301	332	2,700
Additions	27	183	100	310
Cancellations	(617)	(147)	(117)	(881)
Balance at September 30, 2014	1,477	337	315	2,129

Marketing Expenses. In the nine months ended September 30, 2015 and 2014, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions. The decrease in marketing expenses is primarily due to a decrease in marketing for our consumer direct business. Amortization of deferred subscription solicitation costs related to marketing of our products for the nine months ended September 30, 2015 and 2014 were $12.3 million and $10.8 million, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2015 and 2014 were $1.5 million and $6.0 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses was 9.5% for the nine months ended September 30, 2015 and 2014.

Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity with our financial institution clients.

As a percentage of revenue, commission expenses decreased to 24.9% for the nine months ended September 30, 2015 from 25.3% for the nine months ended September 30, 2014.

Cost of Services Revenue. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We expect to continue to realize higher effective rates for data due to our renegotiated service agreements, some of which have minimum fixed fees or have higher rates for lower volumes. In February 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service. Additionally, we recorded an estimated liability of $3.0 million in the nine months ended September 30, 2014 for the possible underpayment of non-income business taxes, as compared to an adjustment to the liability of $345 thousand in the nine months ended September 30, 2015.

As a percentage of revenue, cost of revenue decreased to 32.8% for the nine months ended September 30, 2015 from 36.9% for the nine months ended September 30, 2014.

General and Administrative Expenses. The decrease is primarily due to decreased payroll, which included severance, and legal fees. To reflect the consent order entered on July 6, 2015 in our CFPB investigation, we recorded additional penalty expense of $600 thousand in the nine months ended September 30, 2015 to equal the total expected payment of penalties and refunds in the amount of $1.3 million. For additional information, please see Note 15 to our condensed consolidated financial statements.

In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits, both related and unrelated to the restructuring plan approved in 2014, for the nine months ended September 30, 2015 and 2014 were $87 thousand and $2.6 million, respectively. For additional information, please see Note 14 to our condensed consolidated financial statements.

For the nine months ended September 30, 2015, we did not incur any share based compensation expense or any additional compensation expense for dividend equivalent payments to restricted stock unit holders. For the nine months ended September 30, 2014, share based compensation expense was $547 thousand and we incurred an additional compensation expense of $111 thousand for dividend equivalent payments to restricted stock unit holders.

As a percentage of revenue, general and administrative expenses decreased to 15.6% for the nine months ended September 30, 2015 from 16.2% for the nine months ended September 30, 2014.

Depreciation. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions placed into service in the nine months ended September 30, 2015.

As a percentage of revenue, depreciation expense increased slightly to 2.2% for the nine months ended September 30, 2015 from 2.0% for the nine months ended September 30, 2014.

Amortization. The decrease is due to intangible assets that were fully amortized in prior periods, partially offset by amortization on new asset additions related to our acquisition of White Sky that were placed into service in the nine months ended September 30, 2015.

As a percentage of revenue, amortization expense decreased to less than 0.1% for the nine months ended September 30, 2015 from 1.3% for the nine months ended September 30, 2014.

Insurance and Other Consumer Services Segment

Our income from operations for our Insurance and Other Consumer Services segment decreased significantly for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in income from operations is primarily due to decreased revenue and increased payroll related costs, partially offset by decreases in commission and marketing expenses.

	Nine Months Ended September 30,
	2015	2014	Difference	%
Services revenue	$10,309	$12,934	$(2,625)	(20.3)%
Operating expenses:
Marketing	70	664	(594)	(89.5)%
Commission	3,224	4,368	(1,144)	(26.2)%
Cost of services revenue	1,122	1,441	(319)	(22.1)%
General and administrative	4,719	2,416	2,303	95.3%
Depreciation	179	160	19	11.9%
Amortization	403	345	58	16.8%
Total operating expenses	9,717	9,394	323	3.4%
Income from operations	$592	$3,540	$(2,948)	(83.3)%

Services Revenue. The decrease in revenue is due to the normal attrition in our existing subscriber base, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 79 thousand subscribers as of September 30, 2015, which is a 26.2% decrease from our subscriber base of 107 thousand subscribers as of September 30, 2014. This segment includes the operating results of the business we acquired in March 2015 from Health at Work of designing wellness-driven health plans and engagement programs. We are in the process of developing new insurance and other products and expanding into new marketing channels to generate revenue.

Marketing Expenses. The decrease is due to a cessation of marketing by us for the legacy insurance subscription services in the nine months ended September 30, 2015.

As a percentage of revenue, marketing expenses significantly decreased to 0.7% for the nine months ended September 30, 2015 from 5.1% for the nine months ended September 30, 2014.

Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 31.2% for the nine months ended September 30, 2015 from 33.8% for the nine months ended September 30, 2014.

Cost of Services Revenue. The decrease is due to decreased network fees and headcount, partially offset by increased severance and severance-related benefits in our customer services function. Severance and severance-related benefits allocated to our customer services function in the nine months ended September 30, 2015, unrelated to the restructuring plan approved in 2014, were $258 thousand. We did not have severance and severance-related benefits in this segment in the nine months ended September 30, 2014.

As a percentage of revenue, cost of revenue decreased slightly to 10.9% for the nine months ended September 30, 2015 from 11.1% for the nine months ended September 30, 2014.

General and Administrative Expenses. The significant increase is primarily due to increased payroll related costs, primarily share based compensation and additional headcount from the acquisition, partially offset by a decrease in legal fees.

We determined the majority of the earn-out provisions in the business we acquired from Health at Work in the nine months ended September 30, 2015 to be share based compensation expense. In the nine months ended September 30, 2015, we recorded $561 thousand of share based compensation expense, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation cost for the first one-year measurement period to be approximately $274 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation costs for the remaining two one-year measurements periods from March 1, 2016 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment.

As a percentage of revenue, general and administrative expenses increased significantly to 45.8% for the nine months ended September 30, 2015 from 18.7% for the nine months ended September 30, 2014.

Impairment of Goodwill. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our prior acquisition of Intersections Insurance Services Inc. and our more recent acquisitions of Health at Work and White Sky.

The fair value of the Insurance and Other Consumer Services reporting unit, which was tested in 2014, was significantly in excess of its carrying value. During the three months ended September 30, 2015 and 2014, we did not have any impairment of goodwill in our Personal Information Services reporting unit. The fair value of the Personal Information Services reporting unit was in excess of its carrying value by approximately 211% as of September 30, 2015. Subsequent to the goodwill impairment charge incurred in the year ended December 31, 2014, the percentage by which the fair value exceeds the carrying value of our Personal Information Services reporting unit continues to increase, primarily due to the establishment of a valuation allowance on our existing deferred tax assets which significantly reduced the reporting unit’s carrying value.  As a result of the significantly increased percentage in the nine months ended September 30, 2015 and the other-than-temporary reduced carrying value, we no longer consider the Personal Information Services reporting unit to be at risk of failing step one of the impairment test. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Depreciation. The increase is from depreciation on new assets placed into service in the nine months ended September 30, 2015.

As a percentage of revenue, depreciation increased slightly to 1.7% for the nine months ended September 30, 2015 from 1.2% for the nine months ended September 30, 2014.

Amortization. Amortization expense increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

As a percentage of revenue, amortization increased to 3.9% for the nine months ended September 30, 2015 from 2.7% for the nine months ended September 30, 2014.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. In early 2015, we launched the VOYCE™ consumer offering, a new pet health monitoring platform and service, and began fulfilling customer orders. In the three months ended September 30, 2015, we substantially reduced marketing of the consumer offering and launched VOYCE PRO™, our service provided through veterinarians. We began contracting with veterinarian hospitals and offering the service and expect to incur training and other onboarding costs as we develop the sales market. The increase in loss from operations is due to increased marketing for the launch of VOYCE PRO™ and depreciation on assets placed into service for the launch.

	Nine Months Ended September 30,
	2015	2014	Difference	%
Revenue:
Services	$3	$0	$3	100.0%
Hardware	40	0	40	100.0%
Net revenue	43	0	43	100.0%
Operating expenses:
Marketing	2,465	1,281	1,184	92.4%
Cost of services revenue	301	315	(14)	(4.4)%
Cost of hardware revenue	391	78	313	401.3%
General and administrative	9,351	8,682	669	7.7%
Depreciation	800	60	740	1233.3%
Amortization	32	0	32	100.0%
Total operating expenses	13,340	10,416	2,924	28.1%
Loss from operations	$(13,297)	$(10,416)	$(2,881)	(27.7)%

Services and Hardware Revenue. In the nine months ended September 30, 2015, we recognized revenue on the sale of services and hardware, including the fixed portion of shipping and handling receipts. We defer revenue on the sale of the hardware and subscription service until return and cancellation rights have substantially lapsed, and our deferred revenue balance was $9 thousand as of September 30, 2015. We expect revenue from the VOYCE PRO™ offering to increase in 2015 and into 2016 as we onboard and train veterinarian hospitals.

Marketing Expenses. We incurred a significant amount of marketing and advertising costs, primarily associated with the launch of VOYCE™. We expect to continue to incur marketing expenses for our service in the future.

Cost of Services and Hardware Revenue. The increase is due to our product launches. We defer the cost of hardware revenue and recognize the expense in the same period as the associated revenue, and our deferred cost of revenue balance was $7 thousand as of September 30, 2015. In addition, we incurred, and expect to continue to incur, cost of services and hardware revenues in the future.

General and Administrative Expenses. The increase is primarily due to a decrease in the capitalization of internal use software and an increase in payroll related costs, partially offset by decreases in legal and professional fees. During the nine months ended September 30, 2015, we incurred expenses for severance and severance-related benefits of $60 thousand. There were no expenses for severance and severance-related benefits for the nine months ended September 30, 2014.

Depreciation. Depreciation increased in the nine months ended September 30, 2015 as new assets were placed into service related to our product launches.

Amortization. Amortization increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment increased for nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in loss from operations is primarily due to increased general and administrative expenses.

	Nine Months Ended September 30,
	2015	2014	Difference	%
Services Revenue	$1,456	$1,429	$27	1.9%
Operating expenses:
Marketing	19	8	11	137.5%
Commission	21	58	(37)	(63.8)%
Cost of services revenue	147	118	29	24.6%
General and administrative	1,667	1,329	338	25.4%
Depreciation	68	113	(45)	(39.8)%
Total operating expenses	1,922	1,626	296	18.2%
Loss from operations	$(466)	$(197)	$(269)	(136.5)%

Services Revenue. The slight increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect to expand our services and acquire additional clients, and as a result, we expect revenue to continue to increase in 2015 and 2016.

Marketing Expenses. Marketing expenses increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

As a percentage of revenue, marketing expenses increased to 1.3% for the nine months ended September 30, 2015 from 0.6% for the nine months ended September 30, 2014.

Commission Expenses. Commission expenses decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

As a percentage of revenue, commission expenses decreased to 1.4% for the nine months ended September 30, 2015 from 4.1% for the nine months ended September 30, 2014.

Cost of Services Revenue. Cost of revenue increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

As a percentage of revenue, cost of revenue increased to 10.1% for the nine months ended September 30, 2015 from 8.3% for the nine months ended September 30, 2014.

General and Administrative Expenses. General and administrative expenses increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to an increase in payroll related costs.

As a percentage of revenue, general and administrative expenses increased to 114.6% for the nine months ended September 30, 2015 from 93.0% for the nine months ended September 30, 2014.

Depreciation. Depreciation decreased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

As a percentage of revenue, depreciation expenses decreased to 4.7% for the nine months ended September 30, 2015 from 7.9% for the nine months ended September 30, 2014.

Corporate

In the nine months ended September 30, 2015, our loss from operations of $27.6 million primarily consisted of general and administrative expenses and an impairment charge related to our acquisition of White Sky. General and administrative expenses primarily consisted of legal, compliance, human resources, finance, internal audit and shared information technology expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $20.1 million and $21.8 million, respectively. The decrease is primarily due to decreased payroll expenses and professional fees, partially offset by increased legal fees.

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the nine months ended September 30, 2015.

In the year ended December 31, 2014, our Board of Directors approved and we initiated a cost restructuring plan, which resulted in severance and severance-related benefits. Severance and severance-related benefits expenses, both related and unrelated to the restructuring plan approved in 2014, for the nine months ended September 30, 2015 and 2014 were $1.4 million and $1.8 million, respectively. For additional information, please see Note 14 to our condensed consolidated financial statements.

Total share based compensation expense for the nine months ended September 30, 2015 and 2014 was $3.9 million and $2.6 million, respectively. For the nine months ended September 30, 2015, we did not incur any compensation expense for dividend equivalent payments to restricted stock unit holders. For the nine months ended September 30, 2014, we incurred compensation expense of $320 thousand for dividend equivalent payments to restricted stock unit holders.

Interest Expense

Interest expense was $59 thousand in the three months ended September 30, 2015 compared to $257 thousand in the three months ended September 30, 2014. Interest expense was $141 thousand in the nine months ended September 30, 2015 compared to $518 thousand in the nine months ended September 30, 2014. The decrease is primarily due to a decrease in interest accrued on a reduced underpayment of non-income business taxes as compared to the nine months ended September 30, 2014 and a non-cash reduction of unamortized debt financing costs recorded in the nine months ended September 30, 2014, which did not occur in the nine months ended September 30, 2015.

Other Expense/Income, net

Other expense was $65 thousand in the three months ended September 30, 2015 compared to $239 thousand in the three months ended September 30, 2014. Other expense was $138 thousand in the nine months ended September 30, 2015 compared $377 thousand in the nine months ended September 30, 2014. The decrease in other expense is primarily due to an increase in foreign currency gains resulting from exchange rate fluctuations over the period.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2015 and 2014 was 35.5% and 60.0%, respectively. The decrease from the comparable period is primarily due to the increase in loss from operations before income taxes as a ratio of book expenses that are not deductible for income tax purposes. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2015 and 2014 was (56.3)% and 48.2%, respectively. The significant decrease in the nine months ended September 30, 2015 from the comparable period is primarily due to the establishment of a valuation allowance on our existing definite-lived net deferred tax assets, as well as an impairment loss on our investment in White Sky, which is not deductible for income tax purposes.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine if, on a more likely than not basis, that some or all of our deferred tax assets will not be realized and therefore, establish a valuation allowance. We continued to evaluate all significant positive and negative evidence including, but not limited to, triggering a three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. Our conclusion was based on our consideration of the relative weight of the available evidence, and for purposes of establishing a valuation allowance, the three-year cumulative loss position, as adjusted for permanent items, is considered a significant piece of negative objective evidence. As a result of the negative evidence outweighing the positive evidence as of June 30, 2015, we recorded a non-cash discrete expense in the six months ended June 30, 2015 of $16.0 million in our condensed consolidated statements of operations related to the establishment of a valuation allowance on our net deferred tax assets for the portion of the future tax benefit that, more likely than not, will not be realized. This was partially offset by the pro-rata portion of the income tax benefit related to the current year projected net operating loss that is realizable via carryback.

The amount of deferred tax assets considered realizable as of September 30, 2015 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, the reduction of actual and projected taxable income in the carryforward periods.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $8.2 million as of September 30, 2015 as compared to $11.3 million as of December 31, 2014. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance was $8.6 million as of September 30, 2015 as compared to $15.5 million as of December 31, 2014. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our financial institution clients. The likelihood of non-payment has historically been remote with respect to our personal information services and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to bail bonds clients. For our Pet Health Monitoring segment, we provide the hardware or service subsequent to collection, therefore, there is a limited risk of non-collection. We are continuing to monitor our allowance for doubtful accounts with respect to our financial institution clients. In addition, we provide for a refund allowance for our Personal Information Services and Insurance and Other Consumer Services segments, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our sources of capital include cash and cash equivalents, cash provided by continuing operations, amounts available, if any, under our Loan Agreement and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances, working capital management and bank borrowing capacity. We had a working capital surplus of $12.7 million as of September 30, 2015 as compared to $16.2 million as of December 31, 2014.

On November 13, 2015, we entered into irrevocable subscription agreements with certain affiliates pursuant to which such affiliates agreed to purchase up to 3.0 million shares of our common stock at a price of $2.50 per share for aggregate gross proceeds of up to $7.5 million. The closing of the subscription is expected to take place in the three months ending December 31, 2015. We intend to use the proceeds from the sale for working capital and general corporate purposes.  The shares will be issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. We believe that our cash on hand, anticipated cash provided by operations and proceeds from the subscribed sale of equity will be sufficient to fund our anticipated working capital requirements for the next twelve months. We continue to evaluate liquidity needs to fund our growth including additional cost reduction programs and seeking additional sources of debt and/or equity financing. If there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliance with all of the covenants in our Loan Agreement or otherwise do not have borrowing availability, our liquidity could be negatively affected.

	Nine Months Ended September 30,
	2015	2014	Difference
	(In thousands)
Cash flows provided by operating activities	$2,464	$2,630	$(166)
Cash flows used in investing activities	(4,065)	(5,818)	1,753
Cash flows used in financing activities	(1,546)	(6,243)	4,697
Decrease in cash and cash equivalents	(3,147)	(9,431)	6,284
Cash and cash equivalents, beginning of period	11,325	20,920	(9,595)
Cash and cash equivalents, end of period	$8,178	$11,489	$(3,311)

The slight decrease in cash flows provided by operations continues to reflect the increase in net loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, and was primarily due to decreased revenue, partially offset by decreased expenses as a result of the restructuring plan. In addition, our cash flows provided by operations decreased due to our continued cash investment in our Pet Health Monitoring segment. We expect to continue to fund the growth and development of our Pet Health Monitoring segment from cash flows provided by operating activities. In the nine months ended September 30, 2015, we remitted $1.8 million on our non-income tax liability and expect to resolve some, or all, of the remaining potential obligations for non-income business taxes in the remainder of the year ending December 31, 2015 using cash provided by operations.

In 2014, our Board of Directors approved the restructuring plan to streamline operations and reduce the cost structure in our Corporate business unit and Personal Information Services segment. We have completed the majority of the reductions and expect the remaining restructuring costs of approximately $272 thousand to decrease our cash flows provided by operations in the remainder of the year ending December 31, 2015. Actions taken in 2014 and 2015 represent an expected reduction in our cost base of over $15.0 million, on an annualized basis, and we will continue to review and adjust our cost base for the remainder of 2015. Costs in our Pet Health Monitoring segment have and will continue to increase, partially offsetting the cost savings. See “— Cost Restructuring” for further discussion.

The decrease in cash flows used in investing activities was primarily due to the decrease in capitalized engineering costs and acquisitions of property and equipment primarily for our Pet Health Monitoring segment. This was partially offset by the net cash paid in the acquisition of White Sky in the nine months ended September 30, 2015. For additional information regarding the acquisition of White Sky, please see Note 4 to our condensed consolidated financial statements.

Under our Loan Agreement, we are currently prohibited from declaring and paying ordinary cash dividends, and we have not paid cash dividends since the three months ended March 31, 2014. In the nine months ended September 30, 2014, we declared and paid cash dividends of $0.20 per share for a total of $3.7 million, which contributed to the decrease in cash flows used in financing activities.

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

In the nine months ended September 30, 2015, we entered into an amendment to our Loan Agreement, pursuant to which the maximum aggregate principal amount of any loans under the Loan Agreement was reduced from $15.0 million to $5.0 million. In addition, the interest rates payable under the Loan Agreement were modified so that amounts borrowed would bear interest, at our option, at either the LIBOR rate plus a margin of 3.5%, or the Prime rate plus a margin of 2.5%. Further, the interest rate payable in the event of a default was increased by 2.5% and is equal to the Prime rate plus a margin of 4.5%.

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

The Loan Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and insolvency defaults, material judgment defaults, attachment defaults, ERISA defaults and change of control defaults. In July 2015, we received a waiver to the Loan Agreement, which allowed us to remit $1.2 million in accordance with the payment terms set forth in the CFPB consent order without it being a default event, so long as we satisfy the applicable conditions, as set forth in the Loan Agreement.

As of September 30, 2015, we did not have any amounts outstanding under the Loan Agreement, and we are in compliance with all of the covenants and able to borrow the full $5.0 million available under the Loan Agreement. Failure to comply with any of the covenants under our Loan Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. We may take actions including but not limited to delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of our credit agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Loan Agreement, our ability meet our future capital requirements and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Loan Agreement.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of September 30, 2015, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement. During the nine months ended September 30, 2015 and 2014, we did not repurchase any shares of common stock. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, in the nine months ended September 30, 2015 we increased our treasury shares by 74 thousand. Additionally, in the three months ended September 30, 2015, we received 210 thousand shares of our common stock related to the liquidating distribution of WS Delaware, Inc. For additional information please see Notes 4 and 20 to our condensed consolidated financial statements.

Other

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we agreed to pay a penalty of $1.2 million in the three months ended September 30, 2015, and we expect to pay approximately $63 thousand of refunds to certain subscribers. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially change our existing practices or business.

In 2014, we analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. As a result, we recorded a liability for non-income business taxes of $4.5 million as of December 31, 2014, which included the underpayment of taxes, penalties and interest, which we believed was probable under U.S. GAAP. The following table summarizes the non-income tax liability activity during the nine months ended September 30, 2015 (in thousands):

Non-Income Business Tax Liability
Balance at December 31, 2014	$4,458
Adjustments to expense	269
Payments	(1,801)
Balance at September 30, 2015	$2,926

We expect to resolve a majority of the remaining obligations and significantly reduce the liability in the remainder of the year ending December 31, 2015 by any variety of settlement options including, but not limited to, voluntary disclosures, negotiation, and standard appeals process, and may adjust the liability at such time. We formally appealed the remaining portion of the liability for one state based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

In 2014, we entered into a new contract with a credit reporting agency, to which we agreed to pay non-refundable minimum payments of $5.4 million in the year ending December 31, 2015. This amount is expensed on a pro-rata basis for the nine months ended September 30, 2015 and is included in cost of revenue in our condensed consolidated statements of operations.

Due to the variability of the inputs for the earn-out provisions in the business we acquired from Health at Work, future share based compensation expense may have a material impact on the operating results of our Insurance and Other Consumer Services segment. For additional information, see Notes 4 and 19.

Orders we place for the production of our Voyce hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. In the nine months ended September 30, 2015, we did not record a liability for any unconditional purchase obligations.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except, as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, might result in a material adverse change in our business or financial condition.

On January 14, 2013, Intersections Insurance Services Inc. was served with a complaint (filed on October 2, 2012) on behalf of the Office of the West Virginia Attorney General in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. Discovery in this case is pending.

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we agreed to pay a penalty of $1.2 million in the three months ended September 30, 2015, and we expect to pay approximately $63 thousand of refunds to certain subscribers. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially change our existing practices or business. Based on the entry of the consent order, we increased our estimated liability by $600 thousand in the nine months ended September 30, 2015 to a total amount of $1.3 million, which represented estimated subscriber refunds and the $1.2 million civil monetary penalty, which was paid to the CFPB in the three months ended September 30, 2015.

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of September 30, 2015, we continued to have no significant liabilities accrued for any of the legal proceedings mentioned above.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(In thousands, except average price paid per share)
July 1, 2015 to July 31, 2015 (1)	30	$3.07	0	$0
August 1, 2015 to August 31, 2015 (2)	168	$2.98	0	$0
September 1, 2015 to September 30, 2015 (2)	42	$2.98	0	$0

(1)	Represents withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock.
(2)	Represents shares received as a preferred shareholder in a liquidating distribution. These share distributions are final and we do not expect any other distributions.

Item 6.	Exhibits

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: November 16, 2015	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer