Form 10-K
period 2015-12-31
INTERSECTIONS INC
filed 2016-03-22
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of June 30, 2015, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $32.6 million based on the last sales price quoted on The NASDAQ Global Market.

As of March 7, 2016, the registrant had 26,923,041 shares of common stock, $0.01 par value per share, issued and 23,399,469 shares outstanding, with 3,523,572 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2016 annual meeting of stockholders to be held on or about May 25, 2016.

INTERSECTIONS INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation and are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements reflect current views about our plans, strategies and prospects, which are based upon the information currently available and on current assumptions. Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including, among others, those discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as in our consolidated financial statements and accompanying notes and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

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

PART I

ITEM 1.	BUSINESS

Overview

Our business uses data to help consumers reduce risk through subscription services. We operate in four reportable segments: Personal Information Services, Insurance and Other Consumer Services, Pet Health Monitoring, and Bail Bonds Industry Solutions. These segments reflect our growth strategy, as follows:

•

Personal Information Services. Our Personal Information Services business segment focuses on helping consumers understand, monitor, manage and protect against the risks associated with third parties misusing their personal information and violating their privacy. Our growth strategy is to build our IDENTITY GUARD® brand by expanding our service offerings and by acquiring subscribers through both marketing relationships and consumer direct marketing, while continuing to provide excellent value and service for our existing subscribers.

•

Insurance and Other Consumer Services. Our Insurance and Other Consumer Services business segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal life goals through the use of data about their habits. In March 2015 we acquired substantially all of the assets of Health at Work Wellness Actuaries LLC, which designs wellness-driven health plans and engagement programs for employers, insurers and wellness groups. Our growth strategy is to build this segment through a combination of data-driven, behavior-linked and innovative insurance and non-insurance services for consumers, employers and the insurance industry.

•

Pet Health Monitoring. Our Pet Health Monitoring business segment focuses on using our unique VOYCE® technology and data-gathering solutions to promote animal wellness in the pet and animal segments. Our growth strategy is to continue to innovate and develop data-driven solutions used by pet owners and their veterinarians globally.

•

Bail Bonds Industry Solutions. Our Bail Bonds Industry Solutions seeks to automate the bail bonds industry. Our growth strategy is to continue to increase acceptance of our technology solutions in the bail bonds industry and develop innovative data and technology solutions that may be used in the bail bonds industry and ancillary industries.

We were incorporated in Delaware in 1999. Our principal executive offices are located at 3901 Stonecroft Boulevard, Chantilly, Virginia 20151 and our telephone number is (703) 488-6100. Our website address is www.intersections.com. We make available on this website at www.intersections.com, under “Investors and Media,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

We also make available on our website our Corporate Governance Guidelines and Principles, Code of Business Conduct and Ethics, Statement of Policy with Respect to Related Person Transactions, and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Management Committee. This information is also available by written request to Investor Relations at our executive office address listed above. The information on our website, or on the site of our third-party service provider, is not incorporated by reference into this report. Our website address is included here only as an inactive technical reference.

Recent Developments

We significantly increased our liquidity by raising gross proceeds of $7.5 million from the sale of our common stock in December 2015 and, in March 2016, entering into a credit agreement that provides for a $20.0 million term loan, which was fully funded at closing. We invested $15.0 million of the net proceeds in our Pet Health Monitoring segment to meet the liquidity demands of our new VOYCE PRO™ product expansion. We are using the remaining net proceeds for general corporate purposes for our other business segments. The credit agreement is structured such that any future capital needs of our Pet Health Monitoring segment will be funded from cash provided by its operations or a direct third-party equity investment in that business. This structure is intended to provide our Pet Health Monitoring segment with the flexibility it needs to meet the demands associated with the rollout of its products and services while also providing our Personal Information Services and other segments with the flexibility they need to execute their plans independent of our Pet Health Monitoring segment’s capital needs. Please refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information about our credit facility.

Personal Information Services

Our Personal Information Services segment constituted approximately 92% of our revenue in each of the years ended December 31, 2014 and 2015.

Products and Services

Our privacy, personal information security and identity theft monitoring and restoration services help consumers understand, monitor, manage and protect against the risks associated with the inappropriate and sometimes criminal exposure of their personal information. This segment includes the business we acquired in June 2015 from White Sky, Inc., which innovates and develops easy-to-use consumer authentication and e-commerce solutions. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and other credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information and other customer and employee data. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are continuing to develop innovative new services to add to our IDENTITY GUARD® portfolio and address the increasing awareness by consumers of the risks associated with their personal information.

Marketing and Distribution

We have a dual go-to-market strategy in the U.S. and Canada, through partner marketing and direct-to-consumer marketing through search and display messaging. Our strategy for growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, and growing our partner marketing and distribution relationships in the U.S. and Canada. Our long-standing marketing relationship in Canada has been in place for more than a decade and we continue to leverage their access to large partners through their core loyalty offerings, to reach new subscribers for our products and services. In 2015, we successfully expanded our business with several new relationships, to which we are offering our IDENTITY GUARD® portfolio of services, and expect to increase both subscribers and revenue in our IDENTITY GUARD® portfolio in the year ending December 31, 2016. Our revenue from IDENTITY GUARD®-branded subscribers increased by 16.1% from 2014 to 2015.

Our products and services are offered to consumers principally on a monthly subscription basis. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions are sometimes offered with a 30-day trial period.

A substantial number of subscriptions in our products and services are canceled each year, as we believe is the case for similar products offered by our competitors in the identity theft monitoring industry. There is an investment cost to acquire a new subscriber and produce initial fulfillment materials, and therefore subscribers typically must be retained for a number of months in order to cover these costs. Our goal is to achieve a customer retention profile sufficient to achieve positive cash flow returns on these investment costs, above predetermined hurdle rates, across our entire subscription population.

In both our Personal Information Services and Insurance and Other Consumer Services segments, all marketing of our products by financial institution clients in the U.S. has been terminated. In 2014, our historical agreements with U.S. financial institutions constituted approximately 66% of our Personal Information Services segment revenue and approximately 7% of its new subscribers. In 2015, our historical agreements with U.S. financial institutions accounted for approximately 61% of our Personal Information Services segment revenue and did not generate new subscribers. Revenue from our largest client, Bank of America, constituted approximately 46% and 48% of our Personal Information Services segment revenue in 2014 and 2015, respectively. Bank of America ceased marketing of our services in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. Bank of America, however, has the right to require us to cease providing services to its customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Furthermore, we are dependent on Bank of America to cooperate in continued servicing, including subscriber billing.

Sources of Supply

Under our agreements with Equifax, Experian and TransUnion, we have purchased data for use in providing our services to consumers for the last nineteen years. We believe we are an important customer to each of the three bureaus. The Experian and TransUnion contracts may be terminated by them on 30 days and 60 days’ notice, respectively. The contract with Equifax expired on

February 1, 2016, and is currently extended on a monthly basis, while a longer-term agreement is negotiated in the normal course of our business relationship. Each of the credit reporting agencies also competes with us in providing credit scores, credit reports and limited credit monitoring services to subscribers.

Certain of these agreements with credit bureaus, in both the U.S. and Canada, have traditionally had minimum fixed fees or higher rates for lower volumes. We continue to negotiate pricing of the supply of credit bureau data for our product features while also exploring alternative data sources. We have entered into contracts with several other providers of data and analytics, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. In certain contractual arrangements, we pay non-refundable license fees in exchange for the limited exclusive rights to use the data. We routinely review the effectiveness and cost of these exclusivity agreements in conjunction with our projected data usage and business forecasts and may make adjustments to our data mix and providers.

Competition

The markets for our Personal Information Services segment are highly competitive. We believe that our principal competitors for our Personal Information Services segment include the following companies and their subsidiaries or affiliates: Equifax; Experian; TransUnion; Lifelock; CS Identity; All ClearID; and Davis & Henderson in Canada. We compete with these companies to provide our services to our distribution partners’ customers and our own direct subscribers. Some of our competitors have more financial, technical and human resources than we do. In addition, competitor distribution to and retention of new subscribers may benefit from greater brand recognition and brand loyalty than we have or may be able to achieve.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment constituted approximately 7% of our revenue in each of the years ended December 31, 2014 and 2015.

Products and Services

This segment’s products and services support employers in helping their employees to be healthy (consulting and wellness products), happy (engagement consulting and member products) and secure (behavior-linked insurance products and financial wellness products). We believe employers who use this segment’s products and services experience higher, sustained levels of productivity and engagement from their employees. We expect future products will include Physical Wellness (integrated offering of activity trackers, wellness software platforms, coaching, fitness tests, champions programs and similar products and services), Financial Wellness (budgeting, education, and behavior-linked insurance products) and Employee Engagement (performance coaching, peer to peer recognition platforms, talent development programs). For information regarding our legacy products and services in this segment, please see “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Distribution

Employers are a desirable channel to reach subscribers for the majority of our Insurance and Other Consumer Services segment’s products and services. Therefore, we are in the process of building a dedicated employer go-to-market strategy for Intersections, using Health at Work as a possible platform. We may access employer groups either directly or in partnership with entities that enjoy preexisting trusted relationships with those employer groups.

Sources of Supply

Our insurance products are sold and administered pursuant to contracts with insurance companies. In order to engage in these activities, we are required by state insurance regulations to maintain various individual and company licenses granted and regulated by state insurance departments.

Competition

The market for behavior-linked insurance product in the U.S. is in the early stages of development. We believe our competitors today are a relatively small group of companies, including John Hancock Life Insurance Company, which recently launched a behavior-linked insurance program with Vitality, a wellness provider. We expect additional competitors to emerge as this market develops. Some of our competitors have or may have access to more financial, technical and human resources than we do.

Pet Health Monitoring

Products and Services

Our Pet Health Monitoring segment provides new health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c Innovations Inc. (“i4c”), which does business as Voyce. VOYCE® is our pet health monitoring platform and information management service that collects, translates, monitors and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. The data we provide includes key animal vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, distance traveled and caloric burn. This data enables owners and their veterinarian health advisors to monitor their pets remotely, thus replacing subjective observation-based reports from the pet owner with objective biometric data. At home, remote monitoring through Voyce enhances pet care by providing important information to the hospital to help identify medical concerns, to monitor the efficacy of treatments, and to provide better management of ongoing conditions. We provide valuable data and insight to owners and veterinarians in a manner we believe never previously available. Data collected from our Health Monitor is translated and coupled with content written by top pet and veterinary experts exclusively for VOYCE®, to create a professional, highly relevant and personalized customer experience. The interactive platform also offers several features including, but not limited to, the ability to store medical records, set reminders and create and track goals for the pets.

The VOYCE® Health Monitor is designed with the pet’s comfort in mind. It collects pet wellness and vital sign indication data using proprietary, non-invasive, radio frequency based technology, together with an accelerometer, an onboard microcomputer and specialized algorithms. This data is transmitted from the Health Monitor to our cloud based system via Wi-Fi, where it is translated, stored and available to be viewed by the pet owner or veterinarian. The comprehensive platform also contains exclusive veterinarian reviewed content created by a panel of expert advisors and contributors.

VOYCE® was made available to consumers beginning in early 2015 in a controlled launch. In addition, we introduced VOYCE PRO™ to the veterinary community in late 2015 and began to focus our development and marketing efforts towards that community. VOYCE PRO™ offers a program to remotely monitor dog patients and provide veterinarians with objective data to help identify and manage health conditions and work collaboratively with pet owners to find proactive solutions.

VOYCE® is not simply an activity tracker, like some other products in the market. We believe it is a sophisticated animal wellness monitoring device, and uses unique technology to give enhanced feedback to owners and animal health professionals alike.

Overview of Market

According to the American Pet Products Association (“APPA”), the $60 billion-plus pet industry is expected to continue its long, strong growth streak in 2016. Brian Beaulieu, an economist, recently told the Pet Industry Leadership Conference that growth in pet expenditures started significantly outpacing all retail sales in 2004 and is currently growing about 50% faster than the retail sector as a whole. “We will be enjoying growth in 2016, 2017, 2018,” he said, adding that he believes the industry is recession-proof. David Sprinkle of Packaged Facts notes that the number of Americans who own dogs rose from 35% to 40% between 2007 and 2015, compared to approximately 32% of the population who have children. Per the APPA, “GPS and activity-oriented tags and collars will remain popular and evolve further. But Millennials, like some Boomers, perhaps, also place a premium on devices that help them make sure their pets are doing well when their owners are away.” Additionally the report notes that vet visits are no longer just for getting annual shots and examinations. Treatments in human healthcare are becoming increasingly popular animal treatments, such as hip replacements and other transplants.

Marketing and Distribution

Our initial marketing efforts are directed at dog owners and veterinarians in the U.S., which is a segment of a large and growing marketplace where consumers are spending increasing amounts on their pets. We entered into an agreement with Patterson Veterinary, a market-leading supplier of animal health products, technology and other services, to exclusively distribute our VOYCE PRO™ product throughout the veterinary community. In connection with the agreement, we commenced training and onboarding programs to effectively deploy the service and expect to generate sales in the first half of 2016. We will ultimately market the Voyce product through a variety of channels including, but not limited to, direct on-line sales, referral partners, veterinarians, selected brick and mortar and e-commerce retail partners and other distribution partners. We are targeting dogs that weigh more than twenty pounds in our initial launch with planned expansion to smaller dogs and additional animals in the future.

Sources of Manufacturing and Supply

We have contracted with Sanmina Corporation, a well-established top tier equipment manufacturer, to manufacture and assemble our product. Sanmina sources substantially all of the various components and raw materials for the product from suppliers in

Asia and elsewhere, and we depend on these components and raw materials, including certain electronic parts, to manufacture and assemble our product. Our product includes off-the-shelf and custom-made components produced to our specifications by various third parties. We place manufacturing orders and remit payment for the finished goods to Sanmina, which includes Sanmina’s manufacturing costs. To date, we have not experienced any significant delays in timing or volatility in the prices of these components and raw materials, however, there can be no assurances we will not do so in the future.

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

We believe that this relationship provides us with the ability to effectively operate and build our VOYCE® business by allowing us to focus our efforts on the development of our technology and our products while offering us significant scale-up capacity. We believe that our arrangements with Sanmina and our suppliers of raw materials are sufficient to support our potential capacity needs for the foreseeable future. However, we are evaluating alternatives for final assembly and fulfillment service for future product generations, including third party providers and in house operations. Alternative manufacturers or component sources may be available, but any disruption in our manufacturing or our component sourcing relationships could have an adverse effect on our ability to deliver our product, increase costs and limit our ability to meet our sales commitments.

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

Competition

The market for wearable health and activity tracking devices for pets is a new and emerging market. We believe our competitors today are a relatively small group of early stage companies. Unlike VOYCE®, we believe the data tracked by most of our current competitors is limited to certain pet activities collected by accelerometers rather than providing comprehensive health data and a monitoring platform centered on pet health and well-being. We expect new competitors to emerge as this market develops. As the development and commercialization of products in the pet market is highly competitive, we anticipate competition could range from start-up, venture capital backed companies, to major pharmaceutical, pet food and other specialty pet health companies. Our competitors and potential competitors may have substantially more financial, technical and human resources skills than we do. Many also may have far more experience than we have in the development, manufacture, regulation and worldwide commercialization of consumer products, including in the pet space. In addition, these and other potential competing products may benefit from greater brand recognition and brand loyalty than any that our product candidates may achieve. Accordingly, there is no assurance that we and our products can compete effectively.

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

Government Regulation

Government laws and regulations that may affect our business include, but are not limited to, the following:

Laws Governing Consumer Marketing, Product Distribution and Administration

Marketing, distribution and ongoing administration of our consumer products and services are subject to various federal and state laws, depending on the circumstances, including the federal Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, CAN-SPAM Act, Electronic Fund Transfer Act, U.S. Card Act, and both federal and state laws prohibiting unfair, deceptive or abusive practices or requiring disclosure of information about various products and services. Similar but not necessarily identical laws and regulations govern our business in Canada, and include federal and provincial laws.

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

In December of 2014, the U.S. Federal Communications Commission (“FCC”) approved the equipment authorization application of our wholly owned subsidiary, i4c, for the VOYCETM Health Monitor. In its application, i4c demonstrated compliance with the FCC’s technical rules governing Part 15 operations, including those applicable to Ultra-Wideband (“UWB”), Wireless Local Area Networks (“WLAN”), and Bluetooth technologies. This FCC equipment authorization permits i4c to market the VOYCETM Health Monitor within the U.S. Similar regulatory equipment authorization processes exist worldwide. Companies seeking to export and market their products must demonstrate compliance with the relevant regulations of the target country. i4c is in the process of evaluating the requirements for the VOYCETM Health Monitor in several countries, including those in North America, Western Europe, South America and Asia. Generally speaking, the rules governing WLAN and Bluetooth in other countries are similar to those in the U.S. Additional testing may be necessary to demonstrate compliance with the local rules, but significant changes to the VOYCETM Health Monitor are not anticipated. The rules governing UWB operations are not harmonized on a global basis; however, i4c has had, and plans to have, further discussions with several foreign regulatory authorities to determine if and how the current VOYCETM Health Monitor’s UWB operations comply with the existing technical standards and/or how those standards can be modified to accommodate the VOYCE Health Monitor and other similar UWB health monitoring devices. In some instances, modifications to the VOYCETM Health Monitor’s UWB components may be necessary to acquire equipment authorization in a particular country.

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

Federal and state agencies, including the Federal Trade Commission, the Federal Communications Commission, the CFPB, state attorneys general and other state regulatory agencies, including state insurance regulators, continue to review and monitor the consumer finance and other industries for unfair, deceptive or abusive acts or practices and take enforcement actions. These agencies may, at times, pursue administrative proceedings or litigation to enforce the laws and regulations subject to its jurisdiction. In the proceedings, the agencies can obtain cease and desist orders, which include orders for restitution to consumers or rescission of contracts, as well as other types of relief, including, under certain circumstances, substantial monetary penalties.

In July 2015, a consent order with the CFPB was entered in the U.S. District Court for the Eastern District of Virginia. We agreed to make various changes to our disclosures and business practices. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business but may result in us incurring additional costs associated with compliance or redress. Based on the entry of the consent order, we incurred additional penalties expense of $600 thousand in the year ended December 31, 2015. In addition, we paid the total penalty amount of $1.2 million in the year ended December 31, 2015, and in February 2016 we paid the remaining $63 thousand of refunds to 661 subscribers.

Other Laws and Regulations

Other laws and regulations may apply to one or more of our business segments generally, or specifically based on the activities of that segment. For example, use of certain of the services by subscribers in our Bail Bonds Industry Solutions segment may be subject to the Fair Credit Reporting Act, state insurance laws and laws governing discount medical programs or other discount programs apply to certain of the products in our Insurance and Other Consumer Services segment, and state laws governing the confidentiality of veterinary patient records and veterinary remuneration, as well as federal and state laws governing product packaging, may apply to our Pet Health Monitoring segment.

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

For our VOYCE® pet health monitoring product, our proprietary algorithms couple data with the pet parent and dog’s profile to provide personalized directed content to our subscribers. We have 28 U.S. and international granted design patents, 17 U.S. pending utility, provisional and design patent applications and 31 international pending utility and design patent applications. Our VOYCE® product and service is dependent on a perpetual, worldwide, exclusive license from LifeWave Biosciences for nonhuman application of ultra-wideband technologies for sensing and monitoring vital signs, including heart rate and respiration. This intellectual property is essential for the operation of our VOYCE® product and service. In exchange for this license, we made an upfront payment and have agreed to pay royalties in the future if product sales using the licensed technology exceed a threshold amount, subject to a reduction in the agreed upon royalties under circumstances for any additional royalties we might have to pay in the future to third parties. We do not have any minimum royalty requirements or other material obligations under the license relating to our commercialization of the product and service, and we have the right (but not the obligation) during the term of the license to enforce the licensed intellectual property rights. The license may be terminated by either party if the other party materially breaches (after notice and a cure period) or applies for or consents to certain liquidation or bankruptcy proceedings. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our pet health monitoring product and any future products in this area through a combination of contractual arrangements and patents, both in the U.S. and abroad. However, even intellectual property protection may not always afford us with complete protection against competitors who seek to circumvent our intellectual property rights or find alternative methods to accomplish the same monitoring results.

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

Employees

As of December 31, 2015, we had 448 employees, compared to 478 employees as of December 31, 2014. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

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

Risks Related to our Business

Our revenue decreased significantly in the year ended December 31, 2015 as compared to the year ended December 31, 2014, and there can be no assurances that our revenue will not continue to decline.

In the year ended December 31, 2015, our consolidated revenue declined by approximately 17% from 2014 primarily due to a reduction in subscribers in our Personal Information Services and Insurance and Other Consumer Services segments. The primary reasons for these decreases in revenue and subscribers were the continued termination of marketing for new subscribers by financial institutions and cancellations of subscriber portfolios by certain financial institutions. We expect that in 2016 (and possibly thereafter) we will continue to lose existing subscribers and revenue in both our Personal Information Services and Insurance and Other Consumer Services segments due to a number of factors, including natural attrition and potential actions taken by our financial institution clients or us. We need to replace the revenue from the loss of new and existing subscribers with our other products and services, and there can be no assurances that we will be successful in doing so. Our failure to increase our revenue or grow our profitability likely would continue to adversely affect the value of our common stock.

We incurred losses from operations of $43.6 million and $38.4 million in the years ending December 31, 2014 and 2015, respectively, and we expect to incur additional losses from operations in 2016 and cannot give assurances of our future profitability.

We incurred significant consolidated loss from operations in 2014 and 2015 primarily due to the decline in revenue in our Personal Information Services and Insurance and Other Consumer Services segments and the ongoing costs and expenses of our Pet Health Monitoring segment. We expect in 2016 to continue to incur increased marketing expenses for the launch of VOYCE PRO™, as well as training and other onboarding costs as we continue to develop the sales market over the next twelve months for this segment, which will continue to reduce our profitability in future periods. We cannot assure you that we will not continue to report net losses in future periods.

We are dependent upon our Personal Information Services segment for substantially all of our revenue, and our revenue from that segment is expected to continue to decrease, primarily due to the attrition of subscribers obtained through our historical financial institution clients.

Approximately 92% of our revenue in the year ended December 31, 2015 was derived from our Personal Information Services segment. We expect to remain dependent on revenue from this segment for the foreseeable future. Our revenue for this segment declined in 2015 by approximately 17% from 2014 as our subscriber base obtained through our historical financial institution clients continues to decline. We have lost subscribers in prior years, and may lose subscribers in future years, due to numerous factors, including changing subscriber preferences; subscriber dissatisfaction; cancellations required by marketing partners, or for regulatory or other reasons; competitive price pressure; recurring billing issues, such as changes to their credit card billing practices or policies; credit card or other billing vehicle declines or turnover, including as a result of a refinancing or account cancellation; and general economic conditions. As a result of these factors, our total number of subscribers are expected to continue to decline during 2016. We need to replace the revenue from the loss of new and existing subscribers with our other products and services, and there can be no assurances that we will be successful in doing so. Our failure to increase our revenue likely would continue to adversely affect the value of our common stock.

Laws requiring the free issuance of credit reports by credit reporting agencies, and other services that must be provided by credit reporting agencies, could impede our ability to obtain new subscribers or retain existing subscribers and could have a material adverse effect on our business.

The Fair Credit Reporting Act provides consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency and requires each major consumer credit reporting agency to provide the consumer a credit score along with the consumer’s credit report for a reasonable fee as determined by the FTC. In addition, the Fair Credit Reporting Act and state laws give consumers other rights with respect to the protection of their credit files at the credit reporting agencies. For example, the Fair Credit Reporting Act gives consumers the right to place “fraud alerts” at the credit reporting agencies, and the laws in approximately 40 states give consumers the right to place “freezes” to block access to their credit files. The rights of consumers to obtain free annual credit reports and credit scores from consumer reporting agencies, and to place fraud alerts and credit freezes directly with them, could cause consumers to perceive that the value of our services is reduced or replaced by those benefits, which could have a material adverse effect on our business.

We remain dependent on our historical financial institution clients to continue to service and bill a material portion of our subscribers.

We historically depended upon our agreements with a small number of financial institutions in the U.S. to derive a significant portion of our revenue. For example, in 2014 and 2015, approximately 66% and 61%, respectively, of our Personal Information Services segment revenue were derived from our agreements with U.S. financial institutions. Under these contracts, our right to continue to service subscribers after termination of a contract by a financial institution varies based on the specific contract terms. Under some contracts, we may continue to provide our services to the existing subscribers, and the financial institution must provide certain applicable services, for varying time periods. Under other contracts, the financial institution may require us at any time to cease providing services under existing subscriptions. Financial institutions under most contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to continue to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in continued servicing, including continued billing by those clients. If those financial institutions do not perform their contractual obligations with respect to the servicing of existing subscribers, or otherwise do not cooperate in our continued servicing of those subscribers, or, where permitted under our contracts, they terminate our servicing of the subscribers, we could lose significant current sources of revenue, and those losses could have a material adverse effect on our business, financial condition and results of operations.

We could lose our access to data from any of the three major credit reporting agencies, each of which competes with us, which could cause demand for our services to decrease, affect our profitability and have a material adverse effect on our business.

We rely on the major credit reporting agencies, Equifax, Experian and TransUnion, in both the U.S. and Canada to provide us with essential credit-related data for our consumer identity theft protection services under short-term agreements. Each of the three major credit reporting agencies competes with us by providing credit information directly to consumers, and may decide to stop supplying data to us on a timely manner or at all, or to significantly increase the costs they charge us for their data. Any change, interruption, deterioration or termination of our relationship with one or more of the three credit reporting agencies would be disruptive to our business and could cause us to lose subscribers or incur increased expenses. We may not be successful in maintaining our relationships on the current terms with the three credit reporting agencies and may not be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot assure you that we will be able to obtain data from alternative or additional sources if our current sources become unavailable or too costly.

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

Our business is dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. A number of large Internet companies have disclosed security breaches, some of which have involved intentional attacks. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our financial institution and other clients, or both. If an actual or perceived breach of our security occurs, client, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose clients, customers and/or suppliers. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

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

Many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. Federal and state laws in the U.S. provide for over 45 laws and notification regimes, all of which we are subject to, and additional requirements may be instituted in the future. In the event of a data security breach, these mandatory disclosures often lead to widespread negative publicity. In addition, complying with such numerous and complex regulations in the event of a data security breach is often expensive, difficult and time consuming, and the failure to comply with these regulations could subject us to regulatory scrutiny and additional liability and harm our reputation.

Any actual or perceived security breach, whether successful or not and whether or not attributable to the failure of our services or our information technology systems, as well as our failure to promptly and appropriately react to a breach, would likely harm our reputation, adversely affect market perception of our services, and cause the loss of customers and strategic partners. Our property and business interruption insurance may not be adequate to compensate us for losses or failures that may occur. Our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

We may be required to recognize impairment charges that could materially affect our financial results.

We assess our goodwill and other intangible assets as well as our other long-lived assets, including inventory, as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired and, if they are, we record appropriate impairment charges. We incurred goodwill impairment charges of $25.8 million and $10.3 million in the years ended December 31, 2014 and 2015, respectively, and it is possible that we may be required to record additional significant impairment charges in the future and, if we do so, our operating income could be materially adversely affected.

The Credit Agreement provides our lenders with a first-priority lien against substantially all of our assets and contains certain restrictions on our ability to take certain actions. We cannot provide assurance that we will maintain compliance with the financial and other restrictive covenants under our Credit Agreement.

We are subject to a number of financial and other restrictive covenants under our Credit Agreement, including covenants with which we have not previously had to comply. These covenants include restrictions that prohibit or otherwise limit our ability to pay dividends and repurchase stock, incur additional indebtedness, make certain investments and other payments, enter into acquisitions, encumber or dispose of assets or engage in certain other types of transactions, and also require that we maintain certain financial ratios and EBITDA levels (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items) during specified periods. Failure to comply with any of the covenants under our Credit Agreement could result in a default under the facility, which could cause the lenders to declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain liquidity in the future. In the future, we may take actions including, but not limited to, delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of our credit agreement as means of maintaining compliance with these covenants.

After the initial distribution to i4c of a portion of the proceeds from the Credit Agreement, the terms of that financing significantly restrict the ability of i4c to obtain additional debt or equity capital from the Company, investors, lenders or other financing sources. If i4c requires additional funding, these restrictions may have a material adverse effect on the ability of i4c to execute its business plan or take advantage of other business opportunities until such time as the Credit Agreement is fully repaid. There can be no assurance that such financing will be available at all, or on favorable terms, after the Credit Agreement is fully repaid.

We expect to incur substantial expenses as we enter new businesses, develop new products or increase our consumer direct marketing, which could cause our expenses to increase and our earnings to decline on a quarterly basis.

We are continuing to commit significant financial and other resources to our strategic efforts to develop new products and services and increase our consumer direct marketing. For example, we launched VOYCETM in 2015, our new pet health monitoring platform and information management service for pet owners, and expect to launch new identity theft protection, privacy, and health and wellness products and services for consumers, and also intend to invest in increased marketing of our services directly to consumers through our current relationships, our IDENTITY GUARD® brand and other brands. As a result of the commitments and investments, as well as declining revenue due to a decrease in subscribers from our financial institution clients, we expect our consolidated revenue and earnings to be consistent in 2016. Our continued investment in VOYCETM and the consumer direct business or new investment in other new businesses or products may not be successful in generating future revenue or profits on our projected timeframes or at all.

After launching our Voyce products, we have no material product revenue in our Pet Health Monitoring Segment, and we are continuing to incur substantial expenses.

We committed significant resources to the development and launch of VOYCE®, our new pet health monitoring platform and information management service for pet owners. Voyce is an early stage development entity with a unique product offering, and we experienced certain delays and unforeseen developments with our launch. We may encounter delays or adverse developments in any future product developments of VOYCE®, which could impede the success of our efforts or result in unforeseen liabilities or expenses. We believe that we will continue to expend substantial resources for the foreseeable future for the development of VOYCE® and any future product candidates we may choose to pursue in this segment. These expenditures will include costs associated with marketing and selling our VOYCE® product and VOYCE PRO™ service, manufacturing and supply, identifying potential additional product candidates, obtaining regulatory approvals, licensing or acquisition payments and costs associated with research and development activities. We may also incur unanticipated costs. As a result of delays, or for other reasons, including lack of product acceptance, our continued investment in VOYCE® may not be successful in generating future revenue or profits on our projected timeframe, or at all.

We cannot provide assurances that our Voyce products will be successful and gain market acceptance.

Our Voyce products are new and unique products, and no assurances can be made that they will achieve commercial success. The success of introducing our Voyce products depends on a number of factors including, but not limited to:

•	market acceptance by veterinarians, industry partners (e.g., pharmaceutical and nutrition companies), retailers, service providers and pet owners of the product as a useful and beneficial product;
•	the willingness of pet owners to pay for our product and ongoing service relative to other discretionary items;
•	timely and successful product development;

•	our ability to procure raw materials and parts necessary for the production of our Voyce products;
•	our ability to manage the risks associated with new product production ramp-up issues and supply change management;
•	the array of complex components, including hardware and software, functioning as intended to provide the anticipated benefits of the service;
•	the effective management of purchase commitments and inventory levels in line with anticipated product demand;
•	the availability of products in appropriate quantities and costs to meet anticipated demand; and
•	the risk that new products may have quality or other defects in the early stages of introduction.

As a result, there can be no assurance that we will successfully develop and market our Voyce products. There also is no assurance that the Voyce products will be well received by customers, nor that we will realize a return on the capital expended to develop the Voyce products.

Our Voyce products are inherently risky because they are based on novel and complex technologies.

We are subject to the risks of failure inherent in the development of products based on new and complex technologies. The novel and complex nature of our Voyce products creates significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, testing, market acceptance, and government regulation and approval. These include:

•	the time and effort required to solve novel technical problems could delay the production of our Voyce products; and
•

the uncertainty in our ability to successfully educate veterinarians, industry partners (e.g., pharmaceutical and nutrition companies), retailers, service providers and pet owners about the benefits, administration and use of our product and product candidates could negatively impact market acceptance.

Our failure to overcome any one of those challenges could harm our business, and overall chances that the Voyce products will work in the intended manner and achieve the desired results.

We depend on a single third-party to manufacture our Voyce products and a limited number of third-party suppliers for certain components of the products.

We depend on our contract manufacturing arrangements with Sanmina Corporation for the manufacture of our Voyce products and the sourcing of substantially all of our components and raw materials. Pursuant to our contract, Sanmina principally manufactures our Voyce products, pursuant to our specifications at one of its facilities. Sanmina may terminate this relationship upon 90 days’ written notice, or earlier under certain circumstances. If our arrangements with Sanmina are terminated for any reason or if we otherwise determine to engage an alternative manufacturer, the process of moving our manufacturing activities would be time consuming and costly, and may limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business.

For our business strategy to be successful, Sanmina must be able to manufacture our Voyce products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our Voyce products are difficult to manufacture due to the complexity of the design and the fact that the products contain over 100 component parts. Sanmina’s ability to meet manufacture demands may be hampered by unforeseen difficulties in production that arise due to the complexity of the Voyce products. In addition, increases in our product sales, whether forecasted or unanticipated, could strain the ability of Sanmina to manufacture an increasingly large supply of our current or future Voyce products in a manner that meets these various requirements.

We also rely on third-party suppliers, which typically contract directly with Sanmina, to supply certain components of our Voyce products. Sanmina’s ability to secure adequate quantities of such product components on our behalf may be impacted by factors beyond Sanmina’s and our control, including any supplier’s financial difficulties, weather conditions, labor strikes, raw material shortages, import and export issues, and damage to their manufacturing equipment or facilities. If Sanmina fails to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation could be harmed and our business could be impacted by delays in assembly and shipping of final product.

Sanmina aggregates the components of VOYCE® and VOYCE PRO™ from a large number of suppliers and assembles the Voyce Health Monitor and overall product at its Kenosha, Wisconsin facility. If any one of more of the suppliers ceases to provide sufficient quantities of components in a timely manner or on acceptable terms, this could limit our ability to timely meet our sales commitments, which could harm our reputation and could have an adverse impact on our business. In addition, we are evaluating alternatives for final assembly and fulfillment service for future product generations, including third party providers and in house operations.

Defects in our Voyce products or the software that accompanies it could adversely affect the results of our operations.

The design, manufacture and marketing of our Voyce products involve certain inherent risks. Manufacturing or design defects, unanticipated use of the products, or inadequate disclosure of risks relating to the use of the products can lead to injury or other adverse events for the pet and the pet owner. In addition, because the manufacturing of our products is outsourced to Sanmina, our original equipment manufacturer, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to recalls or safety alerts relating to our products (either voluntary or required by any applicable governmental authorities), and could result, in certain cases, in the removal of our Voyce products from the market. A recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with Sanmina contains a limitation on Sanmina’s liability, and we could therefore be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in some circumstances, delays in new product approvals. We may as part of our ordinary course of business be subject to product liability claims alleging defects in the design, manufacture or labeling of our Voyce products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and high damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

In addition, our Voyce products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. As with any consumer electronic product, users may use our Voyce products not in accordance with safety protocols and training, which could enhance the risk of harm or injury. Any such occurrence could cause delay in market acceptance of our Voyce products, damage to our reputation, additional regulatory filings, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

We rely on an exclusive third-party license for certain essential aspects of our Voyce products and services. Failure to maintain this license agreement could prevent us from continuing to develop and commercialize our Voyce products.

Our Voyce products and service are dependent on a perpetual, worldwide, exclusive license for non-human application of ultra-wideband technologies for sensing and monitoring vital signs, including heart rate and respiration, from LifeWave Biosciences. This intellectual property is essential for the operation of our Voyce products and service. This license imposes certain obligations upon us, including an obligation to make royalty payments to LifeWave Biosciences in the future, once certain thresholds are reached, on certain sales of licensed products. If we are unable to maintain the exclusivity of the license agreement or fail to comply with our obligations under the license agreement, we could lose license rights that are essential to this business, and there is a strong possibility that we will be unable to continue to develop and commercialize our Voyce products and service in the manner and on the timeframe we currently anticipate. In addition, in the event of bankruptcy proceedings relating to LifeWave Biosciences or the then owner of the licensed intellectual property, the bankruptcy trustee may attempt to reject the license, or a bankruptcy court may refuse to uphold the license or certain of its terms or may permit the intellectual property to be assigned to a third-party. The loss or material impairment of our license rights to the ultra-wideband technologies could substantially harm our business.

We currently have limited in-house sales capabilities for our Voyce products. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to effectively market and sell our Voyce products or generate product revenue.

We are continuing to build an in-house sales organization. In order to commercialize our Voyce products in the U.S. and any jurisdictions outside the U.S., we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In 2015, we entered into an agreement with Patterson Veterinary, a market-leading supplier of animal health products, technology and other services, to exclusively distribute our VOYCE PRO™ product throughout the veterinary community. We expect our revenue to come from product and service sales through industry and veterinarian partners that market, sell or recommend our Voyce products and service. We have no prior experience in the marketing, sale and distribution of pet monitoring devices and pet health services, and there are risks involved in building and managing a sales organization, including our ability to recruit the correct talent, create the right marketing message and generate sufficient sales leads, as well as provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in these areas could adversely impact the commercialization of these products. If we are not successful in commercializing our Voyce products, either on our own or through collaborations with one or more industry partners, our future product revenue would suffer.

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

Our Voyce products require the manufacturing and distribution of consumer electronics products, which is not a form of product creation or distribution in which we previously have engaged. As a result, we have been required to learn and comply with laws and regulations that are new to us, and manage risks that are new to us, including manufacturing supply chain management and product distribution. We also are exploring or developing other new products and services, including new privacy and insurance products, which also may involve new risks. If we are unable to manage these new risks, our efforts to develop and launch new products and services may not be successful, or we may incur unforeseen liabilities or expenses, including product liability, regulatory violation, intellectual property infringement or contract claims, which may have a material adverse effect on our business and financial condition.

We could be unable to meet our future capital requirements to grow our business, which could adversely impact our financial condition and growth strategy.

We could need to continue to raise additional funds in the future in order to operate and expand our business. Our ability to meet our future capital requirements and grow our business by investing in and marketing our products and services, including our VOYCE® pet health monitoring platform and information management service, could be materially adversely affected if we are unable to maintain compliance with the covenants under our Credit Agreement or otherwise obtain financing in the future. There can be no assurance that additional funds will be available on terms acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or any future commercialization efforts. Our inability to obtain additional financing could have a material adverse effect on our financial condition.

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

A component of our strategy may include selectively acquiring assets or businesses or making strategic investments in order to increase cash flow and earnings or diversify or expand our product offerings. This depends upon a number of factors, including our ability to identify acceptable acquisition or investment candidates, consummate transactions on favorable terms, successfully integrate acquired assets and obtain financing to support our growth and expansion, and many other factors beyond our control. We may encounter delays or other problems or incur substantial expenses in connection with seeking acquisitions that could negatively impact our operating results. In connection with any acquisitions or investments, we could issue stock that would dilute our stockholders, incur substantial debt, assume known, contingent and unknown liabilities and/or reduce our cash reserves. In addition, legal or regulatory requirements, availability of financing or other factors may prevent us from consummating acquisitions of membership agreements or customer portfolios offered by our clients, which may have an adverse impact on our relationships with those clients or our continued receipt of revenue from those portfolios or agreements. Acquisitions may also require material infrequent charges and could result in adverse tax consequences, impairment of goodwill, substantial depreciation and amortization, increased interest expense, deferred compensation charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets, any of which could negatively impact our results of operations in one or more future periods.

We may not realize planned benefits of our Health At Work or White Sky acquisitions or other acquisitions or investments, including from any membership agreement or other customer portfolio acquisitions.

In connection with our acquisitions, including the Health At Work and White Sky acquisitions in 2015, we may experience unforeseen operating difficulties as we continue to integrate the acquired assets and businesses into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition or investments by us involves risks, including:

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

Our Canadian operations represented approximately 13% and 9% of our consolidated revenue in 2014 and 2015, respectively, and a component of our strategy includes expanding and adding to our marketing partner relationships in Canada. Our ability to successfully conduct operations in Canada is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing Canadian operations. Our growth in Canada has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, increased regulations, quotas, tariffs, and political factors, any of which could have a material adverse effect on our consolidated financial condition and results of operations as our Canadian operations continue to expand. Further, we may be exposed to new forms of competition not present in our domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.

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

Risks Related to Government Regulation

Our Personal Information Services segment and Insurance and Other Consumer Services segments are subject to a wide range of U.S. and foreign laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

Our Personal Information Services and Insurance and Other Consumer Services segments are subject to a wide variety of U.S. federal and state laws and regulations. Our business in Canada is subject to similar laws. For additional information on the laws and regulations that may have an effect on our business, see “Business—Government Regulation” above.

Many of the laws in the U.S. and Canada that apply to us or our clients are the subject of revision and addition, the issuance of rules, regulations, guidance and interpretations by government agencies, and rulings and interpretations by courts and other tribunals. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. We have made and may continue to make changes to our business and operations as a result of changes with respect to these laws or regulations. These changes have increased our costs and reduced our revenue, and we may make further changes that have such effect. Further, scrutiny of the sales, marketing and administration of add-on products by financial institution and financial product regulators has resulted in the termination of almost all marketing of our products by financial institutions and cancellation of certain subscribers. The effect of this combination of laws, regulations, reviews and proceedings is difficult to estimate, and any or a combination of them, or changes to them, may have a material adverse effect on our business, results of operations or financial condition.

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

We believe that the CFPB, along with other federal agencies including the OCC, are continuing to review policies and practices of financial institutions and their service providers with respect to add-on or ancillary products. The CFPB, OCC and FDIC have entered into public consent orders with Bank of America and several other financial institutions with respect to such products, including in some cases our identity theft protection products. Under these consent orders, financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators, and pay penalties. We believe these governmental reviews of products marketed through financial institutions are continuing, and may include reviews by state government agencies. One or more financial institutions may seek indemnification from us, and we or the financial institutions may be subject to enforcement proceedings or private class actions. We may receive requests for information directly from federal or state agencies. We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2015, a consent order with the CFPB was entered in the U.S. District Court for the Eastern District of Virginia. We agreed to make various changes to our disclosures and business practices. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business but may result in us incurring additional costs associated with compliance or redress. Based on the entry of the consent order, we incurred additional penalties expense of $600 thousand in the year ended December 31, 2015. In addition, we paid the total penalty amount of $1.2 million in the year ended December 31, 2015, and in February 2016 we paid the remaining $63 thousand of refunds to 661 subscribers.

We may continue to incur material costs as a result of any other regulatory review and scrutiny, or class action litigation, which could reduce the operating results of our Personal Information Services or Insurance and Other Consumer Services segments and our cash flows provided by operations. Any finding that we have violated a law or regulation, filing of an enforcement action or class action litigation against us, or entry by us into a consent order or settlement may have a material adverse effect on our business, operations and financial condition.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes arbitration provisions in its consumer agreements and terms of use. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of shielding the Company from class action liability. The Company’s arbitration agreements do not generally have any impact on regulatory enforcement proceedings. The Company takes the position that the arbitration provisions in its consumer agreements and terms of use, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, the Company’s arbitration and class action waiver provisions could be unenforceable, which could subject the Company to additional litigation, including additional class action litigation. In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In 2013, the CFPB released a preliminary report on consumer arbitration provisions and indicated further study was in process. The results of the CFPB’s further study on arbitration were released in a report to Congress in March 2015. The report, which the CFPB states is an empirical study and not an evaluative study, sets forth the CFPB’s factual findings from its comprehensive empirical review of the facts surrounding the resolution of consumer disputes - both in arbitration and in the courts. In October 2015, the CFPB announced that it is considering proposing rules that would directly affect arbitration clauses that include class action waivers. Although this announcement is only the first step in the rulemaking process, the CFPB proposal, as currently explained, would ban companies from including arbitration clauses that block class action lawsuits in consumer contracts, including the Company’s consumer agreements and terms of use. The proposal would not ban arbitration provisions in their entirety, but the provisions would have to explain that they would not apply to cases filed as class actions unless the class certification is denied or dismissed by the court. Any rule adopted by the CFPB would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements). Any judicial decisions, legislation or other rules or regulations that impair the Company’s ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect.

Liabilities we establish or charges we incur for private or governmental legal proceedings may adversely affect our results of operations, cash flow and financial condition.

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

We may determine in the future that we must establish a reserve or incur a charge for all or a portion of our legal proceedings for which we did not previously establish a reserve or take a charge. We also may determine that we are required to increase a reserve if we determine that the reserve we previously established was inadequate, or record an additional charge if we incur liabilities in excess of liabilities that we have previously recorded. Such charges or liabilities could be significant and could materially and adversely affect our results of operations, cash flow and financial condition.

We may be subject to assertions that taxes must be collected based on sales and use of our services in various states, which could expose us to liability and cause material harm to our business, financial condition and results of operations.

Currently, our products and services are subject to sales and use taxes in certain states to which we are currently compliant, and taxability is generally determined by statutory state laws and regulations, as well as our assessment of nexus. Whether sales of our services are subject to additional states’ sales and use taxes is uncertain, due in part to the nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. One or more additional states may seek to impose sales or use tax or other tax collection obligations on us, whether based on sales by us or our resellers or clients, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial tax liabilities for past sales, discourage clients from offering or billing for our services, or otherwise cause material harm to our business, financial condition and results of operations.

Risks Related to Intellectual Property

If our efforts to protect the proprietary nature of the intellectual property related to our current or future products and services, including our IDENTITY GUARD® brand and VOYCE® product, are not adequate, we may not be able to compete effectively in our market.

Our success depends in part on our ability to protect our intellectual property, including our IDENTITY GUARD® brand and VOYCE® pet wellness product. We rely upon a combination of patents, trademarks, trade secret protection, confidentiality and license agreements to protect the intellectual property related to our current products and services. However, these measures afford only limited protection and might be challenged, invalidated, or circumvented by third parties. The measures we take to protect our intellectual property may not be sufficient or effective, and in some instances we have not undertaken comprehensive searches with respect to certain of our intellectual property. We have limited protections in countries outside the U.S., such as registrations for key trademarks. Moreover, our competitors may independently develop similar intellectual property.

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

Although we have obtained, and will continue to seek to obtain and maintain, intellectual property rights for our Voyce products and hold a perpetual, worldwide, exclusive license for non-human application of certain technology used in the pet health monitoring product, our patents and intellectual property rights may not adequately protect our intellectual property or prevent others from designing around their claims. If we cannot prosecute or enforce our licensed patents for any reason, including as a result of recent patent reform legislation, our business, results of operations, financial condition and prospects would be adversely affected.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our intellectual property or the intellectual property of our licensors that are licensed to us. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering our current products and services, or one of our future products or services, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. PTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. Furthermore, because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be unsuccessful, it could have an adverse effect on the price of our common stock. Finally, we may not be able to prevent, alone or with the support of our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents, trademarks and copyrights on products throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent, trademark or copyright protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent, trademark or copyright protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents, trademarks or copyrights and our intellectual property claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

The trading price of our common stock is volatile with trading prices ranging from $1.92 per share to $8.60 per share since January 1, 2014. In the past, our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our historical operating results have been below the expectations of analysts and investors, the price of our common stock has decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;
•	the decrease in our revenue and subscriber base in 2015 and the anticipated continued reduction in our revenue in 2016;
•	our continued losses from operations;
•	the loss of a key client or a change by a key client in the servicing of our products and services;
•	enforcement actions or other proceedings against us or our client;
•	the success (or lack thereof) of our Voyce products;
•	our ability to introduce new and improve existing products and services on a timely basis;
•	the success of competing products and services by our competitors;
•	the demand for consumer subscription services generally;
•	amount and frequency of future dividend payments and share repurchases, if any;
•	our ability to generate and maintain cash flows provided by operations, including our ability to secure any additional debt or equity financing;
•	the ability of third parties to support our services; and
•	general economic conditions.

We do not expect to declare or pay dividends for the foreseeable future.

We have not paid cash dividends on our common stock since the first quarter of 2014. Because we currently intend to retain all cash we generate to fund the growth of our business and our Credit Agreement currently prohibits us from declaring and paying ordinary cash dividends, we do not expect to pay dividends on our common stock for the foreseeable future. As a result, if we do not declare or pay dividends you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Insiders have substantial control over us and could delay or prevent a change in corporate control, which may harm the market price of our common stock.

Loeb Holding Corp., which is controlled by one of our directors, owns approximately 42% of our outstanding common stock; Osmium Partners, which is controlled by another of our directors, owns approximately 14% of our outstanding common stock; and Michael R. Stanfield, our Chairman and Chief Executive Officer, beneficially owns an additional approximately 7% of our outstanding common stock. In addition, our other executive officers and other directors collectively own significant shares of our outstanding common stock, and these insiders may acquire additional shares of common stock or other securities in the future. These stockholders may have interests that conflict with the other public stockholders. If these stockholders act together, they could have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2.	PROPERTIES

The following is a summary of our principal leased facilities:

	Lease
Location	Expiration	Segment
Chantilly, VA	2019	Personal Information Services
Chantilly, VA	2019	Pet Health Monitoring
Chantilly, VA	2018	Pet Health Monitoring - expansion
Rio Rancho, NM	2018	Personal Information Services
Albany, NY	2020	Bail Bonds Industry Solutions
Chicago, IL	2017	Insurance and Other Consumer Services
Santa Clara, CA	2018	Personal Information Services

We also own a 2,670 square foot facility located in Arlington Heights, Illinois, which is used by our Insurance and Other Consumer Services segment for office space.

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

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. on its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We also agreed to pay $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. We paid a civil monetary penalty of $1.2 million. The customer refund amount was reserved as of December 31, 2015 and paid in February 2016. We also recently submitted an amended compliance plan to the CFPB.

On January 10, 2013, a case was filed against our affiliate, Intersections Insurance Services Inc. (IISI), in the Mason County Circuit Court, State of West Virginia, entitled State of West Virginia, Ex Rel Darrell V. McGraw, Jr., Pltf. vs. Intersections Insurance Services, Inc., Dft. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. IISI filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, IISI filed an answer. On or about December 2013, the Office of the West Virginia Attorney General served IISI with discovery requests. IISI served objections to those requests in February 2014. There has been no action since IISI filed objections to the State’s discovery request.

In July, 2015 Costco Wholesale Corporation elected not to renew an agreement for Intersections to provide an identity protection service to its customers. On January 20, 2016, Intersections filed a Notice of Arbitration with respect to claims by Intersections against Costco arising from certain actions of Costco related to the marketing of its new identity protection service, which Intersections alleges violated the agreement and applicable law. Intersections is seeking damages in excess of $2 million, and injunctive relief. On February 16, 2016, Costco filed a counterclaim, seeking injunctive relief and related, undefined damages, with respect to the allegedly inappropriate use by Intersections of a URL containing elements of both parties’ intellectual property. We believe that the counterclaim is without merit and intends to vigorously defend those claims.

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of December 31, 2015, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above.

We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect on our consolidated financial statements, taken as a whole.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Michael R. Stanfield	65	Chairman, Director and Chief Executive Officer, Intersections Inc. and i4c Innovations Inc.
Ronald L. Barden	52	Chief Financial Officer
Johan Roets	51	Chief Operating Officer, Intersections Inc. and President, Identity Guard
Andrew Sykes	45	President, Intersections Insurance Services Inc.
Tracy M. Ward	38	Vice President, Principal Accounting Officer

Michael R. Stanfield co-founded CreditComm, the predecessor to Intersections, in May 1996 and has been Chairman, Chief Executive Officer and a Director since that time. Mr. Stanfield also serves as Chief Executive Officer of the Company’s i4c subsidiary. Mr. Stanfield joined Loeb Partners Corporation, an affiliate of Loeb Holding Corporation, in November 1993 and served as a Managing Director at the time of his resignation in August 1999. Mr. Stanfield has been involved in management information services and direct marketing through investments and management since 1982, and has served as a director of CCC Information Services Inc. and BWIA West Indies Airways. Prior to beginning his operational career, Mr. Stanfield was an investment banker with Loeb, Rhoades & Co. and Wertheim & Co. He holds a B.B.A. in Business Administration from Emory University and an M.B.A. from Columbia University.

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

Johan Roets has served as our Chief Operating Officer, Intersections Inc. and President, Identity Guard since September 2014. Mr. Roets previously served from June 2009 to March 2014 as Head of Personal and Business Banking with Industrial and Commercial Bank of China (Argentina) (formerly known as Standard Bank Argentina), after previously serving at the Director level within the Standard Bank Group’s retail banking division in a number of roles. Prior to joining Standard Bank, Africa’s largest banking group, Mr. Roets founded the IQ Business Group, a business process outsourcing company in South Africa. Mr. Roets began his career with Arthur Andersen & Company and moved through the ranks to later make National Partner in the firm before his departure in 1998. Mr. Roets holds a Bachelor of Commerce (Cum Laude), Honors Bachelor of Commerce (Accounting) and Honors Bachelor of Accounting Degrees from North-West University and is a Chartered Accountant (South Africa).

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

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 28, 2016, the common stock was held by approximately 78 stockholders of record and an estimated 2,617 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share and dividends declared on our common stock as reported on the NASDAQ Composite Tape.

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2014 Quarter ended:
March 31, 2014	$8.60	$5.80	$0.20
June 30, 2014	$5.93	$4.19	$0.00
September 30, 2014	$4.91	$3.50	$0.00
December 31, 2014	$4.24	$3.64	$0.00

	Sales Price per Share		Dividends Paid per Common Share
	High	Low
2015 Quarter ended:
March 31, 2015	$3.88	$3.33	$0.00
June 30, 2015	$3.76	$2.92	$0.00
September 30, 2015	$3.05	$1.92	$0.00
December 31, 2015	$3.11	$1.95	$0.00

We do not expect to declare or pay dividends for the foreseeable future. Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board of Directors. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our Board of Directors may, in its discretion, consider relevant. Under our Credit Agreement, we are prohibited from declaring and paying ordinary cash dividends.

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2015, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are prohibited from repurchasing any shares of common stock under our Credit Agreement.

We did not repurchase any shares during the three months ended December 31, 2015. The common share purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except average price paid per share)
October 1, 2015 to October 31, 2015	30	$2.08	—	$—
November 1, 2015 to November 30, 2015	—	$0.00	—	$—
December 1, 2015 to December 31, 2015	—	$0.00	—	$—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our business uses data to help consumers reduce risk through subscription services. We operate in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including, but not limited to, legal, compliance, human resources, finance and internal audit, and shared information technology expenses that have not been attributed to a particular segment continue to be reported in our Corporate business unit.

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the inappropriate exposure of their personal information, resulting in fraudulent use or reputation damage. This segment also includes the business we acquired in June 2015 from White Sky, Inc. (“White Sky”) of innovating and developing easy-to-use consumer authentication and e-commerce solutions. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. This segment also includes the business we acquired in March 2015 from Health at Work Wellness Actuaries LLC (“Health at Work”) of designing wellness-driven health plans and engagement programs. Our Pet Health Monitoring segment includes the new pet health monitoring platform and information management service provided by our subsidiary, i4c, which does business as Voyce. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

Cost Restructuring

In 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment (the “Restructuring Plan”). The Restructuring Plan was substantially completed in the year ended December 31, 2015 and consisted primarily of a workforce reduction, including changes in key leadership positions. We made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. The majority of these measures, such as severance costs, decreased cash provided by operations in the years ended December 31, 2014 and 2015 and are expected to achieve more than $15.0 million of annualized cost savings.

In addition, as we continued to review our cost base to achieve the original targeted cost reductions, we incurred additional severance expense in accordance with our ongoing benefit arrangement throughout our reporting segments. The severance actions decreased cash provided by operations in the year ended December 31, 2015 and are expected to decrease cash provided by operations through the remainder of the year ending December 31, 2016. Beginning in 2016, these actions are expected to achieve up to an additional $4.0 million of annualized cost savings through reductions to cost of services revenue and general and administrative expenses in our consolidated statements of operations. However, costs in our Pet Health Monitoring segment have and will continue to increase, especially as we ramp up our marketing efforts through veterinarians, and costs are expected to increase in our other business segments to support growth initiatives. For additional information, please see Note 14 to our consolidated financial statements.

Personal Information Services

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the inappropriate and sometimes criminal exposure of their personal information, and it includes the business we acquired in June 2015 from White Sky, which innovates and develops easy-to-use consumer authentication and e-commerce solutions. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information and other customer and employee data. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are continuing to develop innovative new services to add to our IDENTITY GUARD® portfolio and address the increasing awareness by consumers of the risks associated with their personal information.

Our services historically were marketed primarily through financial institutions in the U.S. and Canada, and we historically depended upon a few large financial institutions in the U.S. for a significant portion of our revenue. Although almost all marketing by U.S. financial institutions has been terminated, our strategy to reignite growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, and growing our partner marketing and distribution relationships in the U.S. and Canada. Our long-standing marketing relationship in Canada has been in place for more than a decade and we continue to leverage their access to large partners through their core loyalty offerings, to reach new subscribers for our products and services.

In the years ended December 31, 2014 and 2015, approximately 66% and 61%, respectively, of our Personal Information Services segment revenue were derived from our historical agreements with U.S. financial institutions. Revenue in the years ended December 31, 2014 and 2015 from Bank of America, our largest financial institution client that ceased marketing of our services in 2011, constituted approximately 46% and 48%, respectively, of our Personal Information Services segment revenue. Bank of America ceased marketing of our services in 2011. However, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. In February 2015, we entered into an amendment of our agreement with Bank of America. Pursuant to the amendment, we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service. In addition, our servicing of subscribers under one of our marketing agreements with Citibank terminated in April 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. In the years ended December 31, 2014 and 2015, we generated revenue under this agreement of $13.7 million and $3.8 million, respectively.

In 2015, we successfully expanded our business with several new relationships, to which we are offering our IDENTITY GUARD® portfolio of services, and expect to increase both subscribers and revenue in the year ending December 31, 2016. Our revenue from IDENTITY GUARD®-branded subscribers increased by 16.1% from 2014 to 2015.

We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we paid a penalty of $1.2 million in the year ended December 31, 2015, and in February 2016 we paid $63 thousand of refunds to certain subscribers, and agreed to make various changes to our disclosures and business practices. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business but may result in us incurring additional costs associated with compliance or redress. In addition, add-on or ancillary products like those offered in our Personal Information Services and Insurance and Other Consumer Services segments remain subject to continuing review by federal and state regulators.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work, which designs wellness-driven health plans and engagement programs. As in our Personal Information Services segment, almost all of this segment’s products were historically marketed through financial institutions on an add-on or ancillary basis, and all such marketing has terminated. Some of our subscriber portfolios also have been cancelled by the applicable financial institutions, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new health and wellness products and services, as well as expanding into new marketing channels, to generate revenue.

Pet Health Monitoring

Our Pet Health Monitoring segment provides new health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c, which does business as Voyce. VOYCE® is our pet health monitoring platform and information management service that collects, translates, monitors and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. The data we provide includes key animal vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, distance traveled and caloric burn. This data enables owners and their veterinarian health advisors to monitor their pets remotely, thus replacing subjective observation-based reports from the pet owner with objective biometric data. At home, remote monitoring through Voyce enhances pet care by providing important information to the hospital to help identify medical concerns, to monitor the efficacy of treatments, and to provide better management of ongoing conditions. We provide valuable data and insight to the owners and veterinarians in a manner we believe never previously available. Data collected from our Health Monitor is translated and coupled with content written by top pet and veterinary experts exclusively for VOYCE® to create a professional, highly relevant and personalized customer experience. The interactive platform also offers several features including, but not limited to, the ability to store medical records, set reminders and create and track goals for the pets.

VOYCE® was made available to consumers beginning in early 2015 in a controlled launch. In addition, we introduced VOYCE PRO™ to the veterinary community in late 2015 and began to focus our development and marketing efforts towards that community. VOYCE PRO™ offers a program to remotely monitor dog patients and provide veterinarians with objective data to help identify and manage health conditions and work collaboratively with pet owners to find proactive solutions. We began contracting with veterinarian hospitals and commenced training and onboarding programs to effectively deploy the service, including with two leading national veterinary hospital owners in the U.S. In addition, in the three months ended December 31, 2015, we entered into an agreement with Patterson Veterinary, a market-leading supplier of animal health products, technology and other services, to exclusively distribute our VOYCE PRO™ product throughout the veterinary community. As a result of our aggregated efforts, we anticipate revenue, and associated cost of revenue and commission expense, to increase in the year ending December 31, 2016 for this segment.

VOYCE® is not simply an activity tracker, like some other products in the market. We believe it is a sophisticated animal wellness monitoring device, and uses unique technology to give enhanced feedback to owners and animal health professionals alike.

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

Critical Accounting Policies

Management Estimates

In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our consolidated results of operations. For further information on our critical and other accounting policies, please see Note 2 to our consolidated financial statements.

Revenue Recognition

We recognize revenue on 1) identity theft protection services, 2) insurance services, 3) other monthly membership products and transaction services and 4) the pet wellness products and services.

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

Identity Theft Protection Services

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

Insurance Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Our insurance products generally involve a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2014 and 2015 totaled $511 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

Consulting services, primarily through our Insurance and Other Consumer Services segment, are offered to customers primarily on a fixed fee, retainer or commission basis. We recognize revenue from our consulting services when: a) persuasive evidence of an arrangement exists as we maintain contracts or electronic communication documenting the agreement, b) performance has occurred, c) the seller’s price to the buyer is fixed as the price of the services is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced through a strong history of payment by our customers with no significant write-offs. We record revenue on a gross basis in the amount that we bill the customer when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear credit risk for the amount billed to the customer. We generally record the net amount as commissions earned if we do not serve as the primary obligor and do not have latitude in establishing prices.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Pet Wellness Products and Services

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the monthly subscription monitoring service and shipping and handling costs. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain electronic confirmations with individual purchasers, b) delivery of the product and service has occurred, c) the seller’s price to the buyer is fixed, cancellation privileges have lapsed and the price of the product is agreed to by the customer as a condition of the sales transaction and d) collectability is reasonably assured as individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. As VOYCE® is a new product and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until cancellation privileges lapse, which is currently 30 days after purchase for hardware revenue and 60 days after purchase for service revenue. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period, since prepaid subscriptions have pro-rata refund provisions. Due to the deferral period of both the hardware and the service, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges in order to reevaluate the deferral periods.

In accordance with U.S. GAAP, cost of hardware revenue is also deferred over the respective revenue deferral periods and is recorded in the same period. The deferred cost of hardware revenue is included in prepaid expenses and other current assets in our consolidated balance sheets. Free trials with no future service agreement are recognized immediately as expense under cost of service and hardware revenue in our consolidated statements of operations.

We classify and recognize amounts billed to customers related to shipping and handling as hardware revenue and amounts incurred related to shipping and handling as cost of hardware revenue in our consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky and Health at Work in 2015 as well as our prior acquisition of Intersections Insurance Services Inc. in 2006. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units.

In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

As a result of our evaluation described below, during the three months ended December 31, 2015, we incurred a goodwill impairment charge of $10.3 million in our Insurance and Other Consumer Services reporting segment. As of December 31, 2015, goodwill of $2.5 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Marketing costs incurred in the Pet Health Monitoring segment currently do not meet the criteria for deferral and therefore are included in marketing expenses in our consolidated statements of operations.

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

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the years ended December 31, 2014 and 2015, we did not grant stock options. We use the stock price on the grant date to value all restricted stock awards and restricted stock units (together, “RSUs”) and the straight line method to amortize the compensation cost over the requisite service period. We consider our historical and projected dividends, along with participation rights of the grants, in calculating the grant date fair value.

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

Prior to June 2015, we had a long-term investment in convertible preferred stock of White Sky, a privately held company. We previously concluded that the convertible preferred stock did not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we accounted for our investment as a cost method investment. On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of December 31, 2015, we no longer have a cost method investment and include the assets acquired from White Sky in our consolidated balance sheets, and beginning in the three months ended September 30, 2015, included White Sky’s results of operations in our consolidated statements of operations. In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the year ended December 31, 2015 less estimated liquidating shareholder distribution amounts.

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

Inventory

Inventory consists primarily of finished goods for our Voyce products, although we may at times also maintain an inventory of raw materials from our third-party manufacturer. We outsource hardware manufacturing to a third-party manufacturer and may purchase accessories from third-party suppliers. Inventories are valued using the first-in, first-out method and are carried at the lower of cost or net realizable value. Future recoverability of the inventory asset will be dependent upon sales of our Voyce products. We may incur inventory impairment charges in the future.

Pursuant to our manufacturing agreement with the supplier, we may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. If not obsolete, the supplier may then repurchase such materials from us for future hardware production.

Accounting Standards Updates Recently Adopted and Not Yet Effective

See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information about accounting standards updates recently adopted and not yet effective.

Results of Continuing Operations

Years Ended December 31, 2014 and 2015 (in thousands):

The consolidated results of continuing operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Year Ended December 31, 2014
Revenue:
Services	$228,099	$16,633	$—	$1,910	$—	$246,642
Hardware	—	—	—	—	—	—
Net Revenue	228,099	16,633	—	1,910	—	246,642
Operating expenses:
Marketing	20,869	664	1,684	10	—	23,227
Commission	57,681	5,383	—	66	—	63,130
Cost of services revenue	84,276	1,805	438	156	—	86,675
Cost of hardware revenue	—	—	135	—	—	135
General and administrative	36,593	3,312	11,142	1,783	28,105	80,935
Impairment of goodwill, intangibles and other long-lived assets	—	25,837	—	—	—	25,837
Depreciation	4,791	222	89	142	412	5,656
Amortization	2,946	461	—	—	—	3,407
Total operating expenses	207,156	37,684	13,488	2,157	28,517	289,002
Income (loss) from operations	$20,943	$(21,051)	$(13,488)	$(247)	$(28,517)	$(42,360)
Year Ended December 31, 2015
Revenue:
Services	$188,529	$13,298	$5	$1,947	$—	$203,779
Hardware	—	—	48	—	—	48
Net Revenue	188,529	13,298	53	1,947	—	203,827
Operating expenses:
Marketing	17,690	79	2,766	33	—	20,568
Commission	46,732	4,079	—	26	—	50,837
Cost of services revenue	63,026	1,279	436	191	—	64,932
Cost of hardware revenue	—	—	608	—	—	608
General and administrative	33,286	6,431	13,102	2,202	25,778	80,799
Impairment of goodwill, intangibles and other long-lived assets	—	10,318	—	—	7,355	17,673
Depreciation	4,285	234	1,204	79	175	5,977
Amortization	93	545	49	—	—	687
Total operating expenses	165,112	22,965	18,165	2,531	33,308	242,081
Income (loss) from operations	$23,417	$(9,667)	$(18,112)	$(584)	$(33,308)	$(38,254)

Personal Information Services Segment

Income from operations for our Personal Information Services segment increased in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in income from operations is primarily due to decreases in cost of revenue, commission, and general and administrative expenses, partially offset by a continued decrease in revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios.

	Year ended December 31,
	2014	2015	Difference	%
Services revenue	$228,099	$188,529	$(39,570)	(17.3)%
Operating expenses:
Marketing	20,869	17,690	(3,179)	(15.2)%
Commission	57,681	46,732	(10,949)	(19.0)%
Cost of services revenue	84,276	63,026	(21,250)	(25.2)%
General and administrative	36,593	33,286	(3,307)	(9.0)%
Depreciation	4,791	4,285	(506)	(10.6)%
Amortization	2,946	93	(2,853)	(96.8)%
Total operating expenses	207,156	165,112	(42,044)	(20.3)%
Income from operations	$20,943	$23,417	$2,474	11.8%

Services Revenue. The decrease in revenue continued to be primarily due to the reduction in subscribers and revenue from financial institution clients as a result of the decisions by them to terminate marketing, as well as the cancellation of certain subscriber portfolios by many of the same financial institution clients in the latter part of 2014 and in the first half of 2015. Our servicing of subscribers under one of our marketing agreements with Citibank terminated in April 2015, and we ceased to service approximately 415 thousand subscribers under this agreement. In the years ended December 31, 2014 and 2015, we generated revenue under this agreement of $13.7 million and $3.8 million, respectively. In addition, we continued to experience normal attrition in our existing financial institution generated subscriber base, which has also contributed to the decrease in revenue. As a result, our revenue and earnings from U.S. financial institutions continued to decrease in the year ended December 31, 2015 and will continue to decrease in the year ending December 31, 2016.

Revenue decreases from U.S. and Canadian financial institution clients were partially offset by a 16.1% increase in revenue from our consumer direct products due to year-over-year growth in the subscriber base of approximately 6.1%. In the year ended December 31, 2015, an IDENTITY GUARD® marketing partner terminated its agreement with us and we ceased marketing of our services. We continue to provide our services to the subscribers acquired through this agreement prior to the termination, subject to normal attrition. Revenue generated under this agreement in the years ended December 31, 2014 and 2015, was $11.0 million and $14.3 million, respectively. In addition, revenue in our Canadian business lines decreased primarily due to the cancellations of certain subscriber portfolios by financial institution clients in the year ended December 31, 2015, from which we ceased servicing approximately 113 thousand subscribers that generated revenue of $11.8 million and $4.7 million in the years ended December 31, 2014 and 2015, respectively.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. We expect continued growth in our subscriber base and increased revenue in the year ending December 31, 2016 for our consumer direct products as we refine our strategic marketing strategy, expand our suite of available IDENTITY GUARD® services and perform services for subscribers in connection with the several new partner relationships, which were signed in late 2015. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the years ended December 31, 2014 and 2015 (in thousands):

Personal Information Services Segment Revenue

	Years Ended December 31,
	2014	2015	2014	2015
Bank of America	$105,372	$89,932	46.2%	47.7%
All other financial institution clients	45,436	25,492	19.9%	13.5%
Consumer direct	47,869	55,594	21.0%	29.5%
Canadian business lines	29,422	17,511	12.9%	9.3%
Total Personal Information Services revenue	$228,099	$188,529	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
Balance at December 31, 2013	2,067	301	332	2,700
Additions	29	239	123	391
Cancellations	(675)	(198)	(159)	(1,032)
Balance at December 31, 2014	1,421	342	296	2,059
Additions	4	253	103	360
Cancellations	(596)	(232)	(234)	(1,062)
Balance at December 31, 2015	829	363	165	1,357

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including partner marketing payments, search engine marketing, web-based marketing, print and direct mail expenses such as printing and postage. In the years ended December 31, 2014 and 2015, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions, which decreased in the year ended December 31, 2015 compared to the year ended December 31, 2014. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2014 and 2015 were $14.5 million and $16.4 million, respectively. Marketing costs expensed as incurred for the years ended December 31, 2014 and 2015 were $6.4 million and $1.3 million, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased slightly to 9.4% for the year ended December 31, 2015 from 9.1% for the year ended December 31, 2014.

Commission Expenses. Commission expenses consist of commissions paid to clients. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 24.8% for the year ended December 31, 2015 from 25.3% for the year ended December 31, 2014.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily the result of lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We are in the process of renegotiating the minimum fixed fees and higher rates for lower volumes with certain of the credit bureaus. If we are not successful, we could continue to realize increased expenses for higher effective data rates in the year ending December 31, 2016. In February 2015, we entered into an amendment of our agreement with Bank of America, in which we receive a cost reimbursement surcharge that applies to our continued servicing of subscribers during future periods. The surcharge amount is based on the net reconciliation of certain of Bank of America’s costs in connection with refunds issued to subscribers and our increased costs of service. Additionally, in the year ended December 31, 2015 we recorded expenses of $520 thousand to cost of services revenue for the possible underpayment of non-income business taxes, compared to $3.1 million in the year ended December 31, 2014. For additional information on the non-income tax liability, please see Note 13 to our consolidated financial statements.

As a percentage of revenue, cost of revenue decreased to 33.4% for the year ended December 31, 2015 from 36.9% for the year ended December 31, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs which can be specifically attributed to the Personal Information Services segment. The decrease is primarily due to decreased payroll, which included severance, and legal fees. To reflect the consent order entered on July 6, 2015 in our CFPB investigation, we recorded additional penalties expense of $600 thousand in the year ended December 31, 2015 to equal the total payment of penalties and refunds in the amount of $1.3 million. For additional information, please see Note 18 to our consolidated financial statements. In addition, in the year ended December 31, 2015, we received a draft assessment for excise taxes. We analyzed all the information available to us in order to make a determination of the probability of a loss, and as a result, recorded an expense of $1.0 million. For additional information, please see Note 13 to our consolidated financial statements.

We initiated the Restructuring Plan in 2014, which resulted in severance and severance-related benefit expenses in this segment of $2.4 million in the year ended December 31, 2014. In addition, in the year ended December 31, 2015, we incurred additional severance and severance-related expenses in this segment of $2.4 million in accordance with our ongoing benefit arrangement, unrelated to the Restructuring Plan. We expect the majority of the cash expenditures related to these expenses to be made over the next twelve months. For additional information, please see Note 14 to our consolidated financial statements.

For the year ended December 31, 2014, share based compensation expense in this segment was $553 thousand and we incurred additional compensation expense of $111 thousand for dividend equivalent payments to restricted stock unit holders. We did not incur any share based compensation expense or any additional compensation expense for dividend equivalent payments to restricted stock unit holders in this segment for the year ended December 31, 2015. Beginning in 2015, share-based compensation is recorded in our Corporate business unit.

As a percentage of revenue, general and administrative expenses increased to 17.7% for the year ended December 31, 2015 from 16.0% for the year ended December 31, 2014.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets and capitalized software. The decrease is primarily due to assets that were fully depreciated in prior periods, partially offset by depreciation on new asset additions placed into service in the year ended December 31, 2015.

As a percentage of revenue, depreciation expense increased slightly to 2.3% for the year ended December 31, 2015 from 2.1% for the year ended December 31, 2014.

Amortization. Amortization consists primarily of the amortization of our intangible assets. The decrease is due to intangible assets that were fully amortized in prior periods, partially offset by amortization on new asset additions related to our acquisition of White Sky that were placed into service in the year ended December 31, 2015.

As a percentage of revenue, amortization expense decreased to less than 0.1% for the year ended December 31, 2015 from 1.3% for the year ended December 31, 2014.

Insurance and Other Consumer Services Segment

Loss from operations in our Insurance and Other Consumer Services segment decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in loss from operations is primarily due to a decrease in the non-cash goodwill impairment charges, partially offset by a decrease in revenue.

	Year ended December 31,
	2014	2015	Difference	%
Services revenue	$16,633	$13,298	$(3,335)	(20.1)%
Operating expenses:
Marketing	664	79	(585)	(88.1)%
Commission	5,383	4,079	(1,304)	(24.2)%
Cost of services revenue	1,805	1,279	(526)	(29.1)%
General and administrative	3,312	6,431	3,119	94.2%
Impairment of goodwill	25,837	10,318	(15,519)	(60.1)%
Depreciation	222	234	12	5.4%
Amortization	461	545	84	18.2%
Total operating expenses	37,684	22,965	(14,719)	(39.1)%
Income from operations	$(21,051)	$(9,667)	$11,384	54.1%

Services Revenue. The decrease in revenue is due to the attrition in our existing subscriber base and some portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 75 thousand subscribers as of December 31, 2015, which is a 21.9% decrease from our subscriber base of 96 thousand subscribers as of December 31, 2014. This segment includes the operating results of the business we acquired in March 2015 from Health at Work, which designs wellness-driven health plans and engagement programs. We are in the process of developing new health and wellness products and services, as well as expanding into new marketing channels, which we expect will generate revenue for this segment.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including partner marketing payments, print and direct mail expenses such as printing and postage. The decrease is due to a cessation of marketing by us for the legacy insurance subscription services in the year ended December 31, 2015.

As a percentage of revenue, marketing expenses decreased to 0.6% for the year ended December 31, 2015 from 4.0% for the year ended December 31, 2014.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 30.7% for the year ended December 31, 2015 from 32.4% for the year ended December 31, 2014.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The decrease is due to decreased network fees, partially offset by increased severance and severance-related benefits in our customer services function. We did not have severance and severance-related benefits in this segment in the year ended December 31, 2014. Severance and severance-related benefits allocated to our customer services function, and therefore included in cost of services revenue, in the year ended December 31, 2015 were $255 thousand.

As a percentage of revenue, cost of revenue decreased to 9.6% for the year ended December 31, 2015 from 10.9% for the year ended December 31, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, and share based compensation expense related to the earn-out provisions of the Health at Work business acquisition. The significant increase is primarily due to increased payroll-related costs, primarily share based compensation and additional headcount from the acquisition, partially offset by a decrease in legal fees. We did not have severance and severance-related benefits in this segment in the year ended December 31, 2014. Severance and severance-related benefits in this segment in the year ended December 31, 2015, not allocated to our customer services functions, were $417 thousand.

We determined the majority of the earn-out provisions in the business we acquired from Health at Work in the year ended December 31, 2015 to be share based compensation expense. In the year ended December 31, 2015, we recorded $664 thousand of share based compensation expense, which is included in general and administrative expenses in our consolidated financial statements, and we estimate the remaining unrecognized compensation expense for the first one-year measurement period to be approximately $96 thousand. Additionally, we estimate the unrecognized compensation expense for the second measurement period to be approximately $980 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation expense for the third measurement period from March 1, 2017 through February 28, 2018. The variability of the inputs in the second and third measurement periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4 to our consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased significantly to 48.4% for the year ended December 31, 2015 from 19.9% for the year ended December 31, 2014.

Impairment of Goodwill. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our prior acquisition of Intersections Insurance Services Inc. and our more recent acquisitions of Health at Work and White Sky.

We performed an interim impairment test of our Personal Information Services reporting unit at September 30, 2015, which indicated that the estimated fair value exceeded its carrying value by 211%. As of October 31, 2015, our annual testing date, we determined that it was more likely than not that the fair value was significantly in excess of its carrying value based upon qualitative factors and the results of our interim impairment test. Therefore, it was not necessary to perform the first step of the impairment testing for the Personal Information Services reporting unit at October 31 or December 31, 2015.

We performed annual and interim impairment tests of our Insurance and Other Consumer Services reporting unit at October 31, 2015 and December 31, 2015, respectively. Based upon the results of our annual impairment test, its fair value exceeded carrying value by 18%. The decrease in the excess fair value compared to the annual test performed in 2014 was primarily due to the effect of subscriber cancellations during 2015 on actual and projected cash flows and the elimination of a future product initiative, in combination with an increase in carrying value due to the impact of a reduction in a deferred tax liability, related to our goodwill impairment charge in 2014, for goodwill that is deductible for tax purposes. We considered the Insurance and Other Consumer Services reporting unit to be at risk of failing the first step of an impairment analysis because of the reduced excess fair value and our consideration of other reductions in projected revenue made subsequent to our annual impairment testing date, and therefore we performed an interim test at December 31, 2015. The additional reductions in projected revenue were the result of management’s determination that certain new product initiatives were more likely than not to be significantly delayed compared to the timeline originally projected. Upon completion of the interim impairment test at December 31, 2015, we incurred a goodwill impairment charge of $10.3 million in the year ended December 31, 2015 in our Insurance and Other Consumer Services reporting unit. Subsequent to the goodwill impairment charge, the percentage by which the fair value exceeded carrying value was approximately 97%. As a result of the significantly increased percentage and the reduced carrying value, we no longer consider the Insurance and Other Consumer Services reporting unit to be at risk of failing step one of the impairment test.

We completed annual and interim impairment tests of our goodwill in October 2014 and December 2014, respectively. Based on the estimated fair value of our reporting units, we determined that goodwill was impaired, and incurred a goodwill impairment charge of $25.8 million in our Personal Information Services reporting unit, which is recognized in our Insurance and Other Consumer Services reporting segment. The impairment was the result of several events including, but not limited to, the projected reduction to operating income in response to a notice to terminate our marketing agreement with Citibank, reduced rates of sales growth in our consumer direct base and the impacts to cash flow expectations for future performance that were below our prior projections.

To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts (including, but not limited to, actual to forecasted negative variances as the result of increased subscriber cancellation rates or significant subscriber portfolio cancellations), or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Depreciation. Depreciation consists primarily of depreciation expenses related to our fixed assets. Depreciation expense increased slightly for the year ended December 31, 2015 compared to the year ended December 31, 2014.

As a percentage of revenue, depreciation increased to 1.8% for the year ended December 31, 2015 from 1.3% for the year ended December 31, 2014.

Amortization. Amortization consists primarily of the amortization of our intangible assets. Amortization expense increased in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to new intangible assets related to the business we acquired in March 2015 from Health at Work.

As a percentage of revenue, amortization increased to 4.1% for the year ended December 31, 2015 from 2.8% for the year ended December 31, 2014.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the year ended December 31, 2015 compared to the year ended December 31, 2014. In early 2015, we launched the VOYCE® consumer offering, a new pet health monitoring platform and information management service, and began fulfilling customer orders. In the year ended December 31, 2015, we substantially reduced marketing of the consumer offering and launched VOYCE PRO™, our service provided through veterinarians. We contracted with many veterinarian hospitals and entered into an exclusive distribution agreement for VOYCE PRO™ with a leading value-added distributor serving the veterinary market. The increase in loss from operations is due to increased marketing for the launch of VOYCE PRO™, depreciation on assets placed into service as a result of the launch and increased payroll-related expenses. We expect to incur training and other onboarding costs as we continue to develop the sales market over the next twelve months.

	Year ended December 31,
	2014	2015	Difference	%
Revenue:
Services	$—	$5	$5	100.0%
Hardware	—	48	48	100.0%
Net revenue	—	53	53	100.0%
Operating expenses:
Marketing	1,684	2,766	1,082	64.3%
Cost of services revenue	438	436	(2)	(0.5)%
Cost of hardware revenue	135	608	473	350.4%
General and administrative	11,142	13,102	1,960	17.6%
Depreciation	89	1,204	1,115	1252.8%
Amortization	—	49	49	100.0%
Total operating expenses	13,488	18,165	4,677	34.7%
Loss from operations	$(13,488)	$(18,112)	$(4,624)	(34.3)%

Services and Hardware Revenue. In the year ended December 31, 2015, we recognized revenue on the sale of services and hardware, including the fixed portion of shipping and handling receipts. We defer revenue on the sale of the hardware and subscription service until return and cancellation rights have substantially lapsed, and our deferred revenue balance was $9 thousand as of December 31, 2015. We expect revenue from the VOYCE PRO™ offering to increase in the year ending December 31, 2016 as we onboard and train veterinary hospitals, as well as increased sales through an exclusive distribution agreement with a leader in distributing to veterinary markets. As a result of this distribution agreement and the expectation of increased sales subject to commissions, we expect commission expenses to increase in the year ending December 31, 2016.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including demonstrations, conferences, advertising and printed materials, which do not meet the criteria for capitalization. We incurred a significant amount of marketing and advertising costs, primarily associated with the launch of VOYCE®. We expect to continue to incur marketing expenses for our service in the future.

Cost of Services and Hardware Revenue. Cost of revenue consists of product and manufacturing costs, taxes and other fees, content development and customer service costs associated with our hardware and subscription service. The increase is due to our product launches. We defer the cost of hardware revenue and recognize the expense in the same period as the associated revenue, and our deferred cost of revenue balance was $6 thousand as of December 31, 2015. In addition, we expect to continue to incur cost of services and hardware revenues in the future as our sales increase. However, we continue to improve both the cost of and technological aspects of our products to increase the gross margin on sales.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to an increase in payroll-related costs and a decrease in the capitalization of internal use software, partially offset by decreases in legal and professional fees. During the years ended December 31, 2014 and 2015, we incurred expenses in this segment for severance and severance-related benefits of $305 thousand and $481 thousand, respectively.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets. Depreciation increased in the year ended December 31, 2015 as new assets were placed into service related to our product launches.

Amortization. Amortization consists primarily of the amortization of our intangible assets. Amortization increased in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment increased for year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in loss from operations is primarily due to increased general and administrative expenses.

	Year ended December 31,
	2014	2015	Difference	%
Services Revenue	$1,910	$1,947	$37	1.9%
Operating expenses:
Marketing	10	33	23	230.0%
Commission	66	26	(40)	(60.6)%
Cost of services revenue	156	191	35	22.4%
General and administrative	1,783	2,202	419	23.5%
Depreciation	142	79	(63)	(44.4)%
Total operating expenses	2,157	2,531	374	17.3%
Loss from operations	$(247)	$(584)	$(337)	(136.4)%

Services Revenue. The slight increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect to expand our services and acquire additional clients, and as a result, we expect revenue to continue to increase in the year ending December 31, 2016.

Marketing Expenses. Marketing expenses consist of advertising costs, web-based marketing and other marketing program expenses. Marketing expenses increased for the year ended December 31, 2015 compared to the year ended December 31, 2014.

As a percentage of revenue, marketing expenses increased to 1.7% for the year ended December 31, 2015 from 0.5% for the year ended December 31, 2014.

Commission Expenses. Commission expenses consist of commissions paid to our partners. Commission expenses decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014.

As a percentage of revenue, commission expenses decreased to 1.3% for the year ended December 31, 2015 from 3.5% for the year ended December 31, 2014.

Cost of Services Revenue. Cost of revenue consists of monitoring and credit bureau expenses. Cost of revenue increased for the year ended December 31, 2015 compared to the year ended December 31, 2014.

As a percentage of revenue, cost of revenue increased to 9.8% for the year ended December 31, 2015 from 8.2% for the year ended December 31, 2014.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and account functions. General and administrative expenses increased in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in payroll-related costs.

As a percentage of revenue, general and administrative expenses increased to 113.1% for the year ended December 31, 2015 from 93.4% for the year ended December 31, 2014.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets. Depreciation decreased in the year ended December 31, 2015 compared to the year ended December 31, 2014.

As a percentage of revenue, depreciation expenses decreased to 4.1% for the year ended December 31, 2015 from 7.4% for the year ended December 31, 2014.

Corporate

In the year ended December 31, 2015, our loss from operations of $33.3 million primarily consisted of general and administrative expenses and an impairment charge related to our acquisition of White Sky. General and administrative expenses primarily consisted of legal, compliance, human resources, finance, internal audit and shared information technology expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the years ended December 31, 2014 and 2015 were $28.1 million and $25.8 million, respectively. The decrease is primarily due to decreased professional fees and payroll expenses, including severance and severance-related benefits.

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the year ended December 31, 2015.

We initiated the Restructuring Plan in 2014, which resulted in severance and severance-related benefit expenses in this business unit of $1.4 million in the year ended December 31, 2014. In addition, in the years ended December 31, 2014 and 2015, we incurred additional severance and severance-related expenses in this business unit of $322 thousand and $1.7 million, respectively, in accordance with our ongoing benefit arrangement, unrelated to the Restructuring Plan. We expect the majority of the cash expenditures related to these expenses to be made over the next twelve months. For additional information, please see Note 14 to our consolidated financial statements.

Total share based compensation expense for the years ended December 31, 2014 and 2015 was $3.9 million and $4.8 million, respectively. Additionally, for the year ended December 31, 2014, we incurred compensation expense of $320 thousand for dividend equivalent payments to restricted stock unit holders. For the year ended December 31, 2015, we did not incur compensation expense for dividend equivalent payments to restricted stock unit holders.

Interest Expense

Interest expense decreased to $313 thousand for the year ended December 31, 2015 from $604 thousand for the year ended December 31, 2014. The decrease is primarily due to a decrease in interest accrued on the underpayment of non-income business taxes compared to the year ended December 31, 2014.

Other Income/Expense, net

Other income was $181 thousand for the year ended December 31, 2015 compared to other expense of $669 thousand for the year ended December 31, 2014. The decrease in other expense is primarily due to an increase in foreign currency gains in the year ended December 31, 2015 resulting from exchange rate fluctuations over the period and a loss on the sale of a parcel of land unrelated to our core operations in the year ended December 31, 2014.

Income Taxes

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2015 was (15.9)% compared to 32.3% in the year ended December 31, 2014. The significant decrease in the effective tax rate is primarily due to the establishment of a valuation allowance on our existing definite-lived net deferred tax assets, as well as a non-cash goodwill impairment charge, which is not deductible for income tax purposes.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine whether, on a more likely than not basis, some or all of our deferred tax assets will not be realized and, therefore, establish a valuation allowance. We continued to evaluate all significant positive and negative evidence including, but not limited to, triggering a three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. Our conclusion for establishing a valuation allowance as of June 30, 2015 was based on our consideration of the relative weight of the available evidence, and the three-year cumulative loss position, as adjusted for permanent items, is considered a significant piece of negative objective evidence. As a result of the negative evidence outweighing the positive evidence, we increased income tax expense in our consolidated statements of operations in the year ended December 31, 2015, primarily related to the establishment of a valuation allowance on our net deferred tax assets for the portion of the future tax benefit that, more likely than not, will not be realized. The net valuation allowance increased by $14.1 million in the year ended December 31, 2015. The remaining deferred tax liability at December 31, 2015 relates to an indefinite-lived intangible.

The amount of deferred tax assets considered realizable as of December 31, 2015 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.

Results of Discontinued Operations

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2015
Revenue	$57	$—
Loss from discontinued operations before income taxes	$(1,810)	$—
Income tax benefit	663	—
Loss from discontinued operations, net of tax	$(1,147)	$—

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $11.5 million as of December 31, 2015 compared to $11.3 million as of December 31, 2014. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of December 31, 2015 was $8.2 million compared to $15.5 million as of December 31, 2014. Our accounts receivable balance consists primarily of credit card transactions that have been approved but not yet deposited into our account and several large balances with some of our top financial institutions clients. The likelihood of non-payment has historically been remote with respect to our consumer products and services and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach, consulting and bail bonds clients. In addition, we provide for a refund allowance, which is included in liabilities in our consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions and investments historically with cash and cash equivalents and cash provided by continuing operations. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances, working capital management and bank borrowing capacity. We had a working capital surplus of $14.6 million as of December 31, 2015 compared to $16.2 million as of December 31, 2014.

In the three months ended December 31, 2015, we entered into irrevocable subscription agreements with Loeb Holding Corporation, David A. McGough and investment funds affiliated with Osmium Partners, LLC for a private placement. Pursuant to the terms of the agreement, we issued and sold 3.0 million shares of our common stock, at a price of $2.50 per share, and received aggregate gross proceeds of $7.5 million. The gross proceeds are being used for working capital and general corporate purposes.

We believe that our cash and cash equivalents on hand, anticipated cash provided by operations, proceeds from the recently completed private placement of shares of our common stock and proceeds from the March 2016 Credit Agreement will be sufficient to fund our anticipated working capital requirements for the next twelve months. If there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliance with all of the covenants in the Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.

We may explore additional financing sources to fund expansion, to respond to competitive pressures, to invest in or acquire complementary products, businesses or technologies, or to lower our cost of capital, which could include equity and debt financings. There can be no guarantee that any additional financing will be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity or equity-like securities, existing stockholders could suffer significant dilution, and if we raise additional funds through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to common stock and could contain covenants that could restrict operations.

	Years Ended December 31,
	2014	2015	Difference
	(in thousands)
Cash flows provided by (used in) operating activities	$4,926	$(269)	$(5,195)
Cash flows used in investing activities	(8,107)	(5,040)	3,067
Cash flows (used in) provided by financing activities	(6,414)	5,455	11,869
(Decrease) increase in cash and cash equivalents	(9,595)	146	9,741
Cash and cash equivalents, beginning of year	20,920	11,325	(9,595)
Cash and cash equivalents, end of year	$11,325	$11,471	$146

The decrease in cash flows provided by operations continued to reflect the increase in net loss for the year ended December 31, 2015 compared to the year ended December 31, 2014, and is primarily due to decreased revenue, partially offset by decreased expenses as a result of the Restructuring Plan. In addition, our cash flows provided by operations decreased due to our continued cash investment in our Pet Health Monitoring segment. In the year ended December 31, 2015, we remitted $2.2 million to reduce our non-income business tax liability and expect to resolve the majority of the remaining potential obligations for non-income business taxes in the year ending December 31, 2016 using cash provided by operations.

In the year ended December 31, 2015, we remitted $3.7 million, which decreased our cash flows provided by operations, for severance and severance-related costs in accordance with our Restructuring Plan as well as our unrelated severance actions in 2015. We expect to pay the majority of the remaining $4.1 million liability over the next twelve months, which will also reduce our future cash flows from operations. Beginning in 2016, the severance actions are expected to achieve up to $19.0 million of annualized cost savings through reductions to cost of services revenue and general and administrative expenses in our consolidated statements of operations. However, costs in our Pet Health Monitoring segment have and will continue to increase, especially as we ramp up our marketing efforts through veterinarians, and costs are expected to increase in our other business segments to support growth initiatives. For additional information, please see Note 14 to our consolidated financial statements.

We provided information to the CFPB in the first half of 2015 in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia. Under the consent order we paid a penalty of $1.2 million in the year ended December 31, 2015, which contributed to the decrease in cash flows provided by operations. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business.

The decrease in cash flows used in investing activities is primarily due to the decrease in capitalized engineering costs and acquisitions of property and equipment primarily for our Pet Health Monitoring segment. This was partially offset by the net cash paid in the acquisition of White Sky in the year ended December 31, 2015. For additional information regarding the acquisition of White Sky, please see Note 4 to our consolidated financial statements.

The increase in cash flows provided by financing activities is primarily due to the stock issuance proceeds, net of stock issuance costs, of $7.4 million that we received in December 2015. Under the Credit Agreement, we are prohibited from declaring and paying ordinary cash dividends, and we have not paid cash dividends since the three months ended March 31, 2014. In the year ended December 31, 2014, we declared and paid cash dividends of $0.20 per share for a total of $3.7 million, which contributed to the increase in cash flows from financing activities.

Credit Facility and Borrowing Capacity

Credit Agreement

On March 21, 2016, we and our subsidiaries entered into a credit agreement (“Credit Agreement”) with Crystal Financial SPV LLC. In connection with the Credit Agreement, we and our subsidiaries also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The Credit Agreement provides for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019 unless the facility is otherwise terminated pursuant to the terms of the Credit Agreement. We invested $15.0 million of the net proceeds at closing in our i4c subsidiary to be used to advance the market launch of our Voyce Pro™ product and for general corporate purposes. The remaining net proceeds will be used for general corporate purposes of our other businesses. During the term of the Credit Agreement, additional capital needs of i4c must be funded from the cash it generates from operations or new equity capital raised by i4c, subject to limitations described below.

Amounts borrowed under the Credit Agreement bear interest at the greater of LIBOR plus 10% per annum or 10.5% per annum. Interest is payable monthly. The aggregate principal amount of the term loans outstanding must be repaid quarterly starting June 30, 2016 and on the last day of each fiscal quarter thereafter in the quarterly amount of $1.3 million. Additionally, certain income tax refunds specified in the Credit Agreement must be used to repay principal the quarter in which we receive them and will be applied to the scheduled quarterly principal payment for that quarter. The Credit Agreement also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2016 and continuing thereafter. Certain other events defined in the Credit Agreement require prepayment of the aggregate principal amount of the term loan including all or a portion of proceeds received from asset dispositions, casualty events, extraordinary receipts, and equity issuances, except for proceeds from the sale of up to 20% of the equity of our i4c subsidiary which may be reinvested in the business of i4c. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments including a prohibition of any capital contributions to our subsidiary i4c other than from the proceeds of the term loan made on the closing date and fair and reasonable allocation of overhead and administrative expenses; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than parties to the Credit Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes guarantor and enter into certain security documents.

The Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. The Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items) and specified Core Business consolidated EBITDA (as defined in the agreement as including us and all of our subsidiaries except for i4c) as follows:

Minimum consolidated EBITDA

Fiscal Quarter Ended:	Amount
March 31, 2016	$(4,030,000)
June 30, 2016	$(8,650,000)
September 30, 2016	$(13,250,000)
December 31, 2016	$(13,000,000)
March 31, 2017	$(8,500,000)
June 30, 2017	$1,865,000
September 30, 2017	$15,000,000
December 31, 2017	$25,000,000
March 31, 2018 and for each Fiscal Quarter ended thereafter	$30,000,000

Minimum Core Business consolidated EBITDA

Fiscal Quarter Ended:	Amount
March 31, 2016	$1,600,000
June 30, 2016	$3,300,000
September 30, 2016	$5,850,000
December 31, 2016	$10,750,000
March 31, 2017	$12,700,000
June 30, 2017	$14,700,000
September 30, 2017	$16,600,000
December 31, 2017	$18,275,000
March 31, 2018 and for each Fiscal Quarter ended thereafter	$21,900,000

The Credit Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, cross-defaults to other indebtedness, invalidity of loan documents defaults, change in control defaults, conduct of business defaults, and criminal and regulatory action defaults.

Failure to comply with any of the covenants under our Credit Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. We may take actions including, but not limited to, delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of the Credit Agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Credit Agreement, our ability to meet our future capital requirements, execute on our current business plan and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Credit Agreement. If i4c requires additional funding, the restrictions that the Credit Agreement imposes on investment in or financing of i4c may have a material adverse effect on its ability to execute its business plan or take advantage of other business opportunities until such time as the term loan is fully repaid. There can be no assurance that such financing will be available at all, or on favorable terms, after the term loan is fully repaid.

Silicon Valley Bank Loan Agreement

In 2014, we entered into a loan and security agreement (“Loan Agreement”) with Silicon Valley Bank. In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The maturity date is October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement.

In the year ended December 31, 2015, we entered into an amendment to our Loan Agreement, pursuant to which the maximum aggregate principal amount of any loans under the Loan Agreement was reduced from $15.0 million to $5.0 million. In addition, the interest rates payable under the Loan Agreement were modified so that amounts borrowed would bear interest, at our option, at either the LIBOR rate plus a margin of 3.5%, or the Prime rate plus a margin of 2.5%. Further, the interest rate payable in the event of a default was increased by 2.5% and is equal to the Prime rate plus a margin of 4.5%.

As of December 31, 2015, we did not have any amounts outstanding under the Loan Agreement, and we were in compliance with all of the covenants and able to borrow the full $5.0 million available under the Loan Agreement.

We terminated the Loan Agreement contemporaneously with the closing of the Credit Agreement, and there were no borrowings outstanding at that time.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2015, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement. During the years ended December 31, 2014 and 2015, we did not repurchase any shares of common stock. In the year ended December 31, 2015, as a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 104 thousand, and we received 210 thousand shares of our common stock related to the liquidating distribution of WS Delaware, Inc. For additional information please see Notes 4 and 16 to our consolidated financial statements.

Other

We have entered into various software licenses, marketing and operational commitments for the next several years totaling $24.1 million as of December 31, 2015. We are in the process of renegotiating the minimum fixed fees and higher rates for lower volumes with certain of the credit bureaus. If we are not successful, we could continue to realize increased expenses for higher effective data rates in the year ending December 31, 2016.

In 2014, we analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. As a result, we recorded a liability for non-income business taxes of $4.5 million as of December 31, 2014, which included the underpayment of taxes, penalties and interest, which we believed was probable under U.S. GAAP. The following table summarizes the non-income business tax liability activity during the years ended December 31, 2014 and 2015 (in thousands):

	Non-Income Business Tax Liability
	2014	2015
Balance, beginning of year	$553	$4,458
Additional expense for existing liabilities	3,905	322
Net expense for excise tax assessment	—	814
Payments	—	(2,167)
Balance, end of year	$4,458	$3,427

We formally appealed a portion of the liability for one state based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. In addition, in the year ended December 31, 2015, we received a draft assessment for excise taxes. We intend to appeal the assessment; however, we analyzed all the information available to us in order to make a determination of the probability of a loss including, but not limited to, the applicability of the specific excise tax laws to our transactions, technical merits, relevant historical data and the probability of settlement or sustaining in our favor upon appeal. Based on this analysis, we recorded an additional non-income business tax liability of $814 thousand, which is the estimable amount that we believe is probable under U.S. GAAP. We expect to resolve a majority of the remaining obligations and significantly reduce the liability in the year ending December 31, 2016 by a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

The variability of the inputs for the earn-out provisions in the business we acquired from Health at Work may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. As of December 31, 2015, we expect the value of the earn-out payment for the first one-year measurement period to be approximately $700 thousand, which includes an estimated cash payment of $92 thousand, and we expect the value of the second earn-out payment to be approximately $1.0 million, which includes an estimated cash payment of $216 thousand. For additional information, please see Note 4 to our consolidated financial statements.

Orders we place for the production of our Voyce hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. In the year ended December 31, 2015, we did not record a liability for any unconditional purchase obligations.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015 based on the framework set forth in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission and effective as of December 15, 2014. Based on its evaluation, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Please refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report for information about our new credit facility.

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

10.1.1†

Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on January 24, 2012)

10.1.2†

Amendment effective January 1, 2013, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC. (Incorporated by reference to Exhibit 10.1.1, filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2013)

10.1.3†

Amendment effective February 1, 2015, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012 (as amended), between the Registrant and Equifax Information Services LLC. (Incorporated by reference to Exhibit 10.1.2, filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.2.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10.2.2†

Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006)

10.3†

Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10.4.1

Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007)

10.4.2

Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.4.3

Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006)

10.4.4

Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)

10.5

Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)

10.6*

Credit Agreement dated as of March 21, 2016 among the Registrant, the Other Credit Parties party thereto, Crystal Financial SPV LLC and the other Term Lenders Party thereto and Crystal Financial LLC, as Administrative Agent

10.7

Amended and Restated Employment Agreement dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated November 18, 2014)

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

10.10

Employment Agreement dated as of March 3, 2015 between Intersections Insurance Services Inc., an Illinois corporation, and Andrew Sykes (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.11	2014 Stock Incentive Plan of Intersections Inc. (Incorporated by reference to Exhibit 10.12 filed with the Form 10-K for the year ended December 31, 2014)

Exhibit Number	Description
10.12

Restricted Stock Award Agreement dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 18, 2014)

10.13

Form of RSU Award Agreement (under the 2014 Stock Incentive Plan) between the Registrant and Michael R. Stanfield, as amended by Amendment dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 18, 2014)

10.14

Restricted Stock Award Agreement dated as of January 2, 2015 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.15 filed with the Form 10-K for the year ended December 31, 2014)

10.15

Form of RSU Award Agreements under 2006 Stock Incentive Plan for executive officers (other than Michael R. Stanfield) (Incorporated by reference to Exhibit 10.16 filed with the Form 10-K for the year ended December 31, 2014)

10.16.1	Subscription Agreement dated as of November 13, 2015 with Loeb Holding Corporation (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated November 13, 2015)

10.16.2	Subscription Agreement dated as of November 13, 2015 with David A. McGough (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 13, 2015)

10.16.3	Subscription Agreement dated as of November 13, 2015 with Osmium Partners (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K dated November 13, 2015)

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Michael R. Stanfield, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

INTERSECTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intersections Inc.

Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Intersections Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 22, 2016

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2015

(in thousands, except par value)

	December 31,
	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,325	$11,471
Accounts receivable, net of allowance for doubtful accounts of $5 (2014) and $115 (2015)	15,479	8,163
Prepaid expenses and other current assets	8,289	7,524
Inventory, net	—	2,253
Income tax receivable	8,107	7,730
Deferred subscription solicitation costs	6,922	6,961
Total current assets	50,122	44,102
PROPERTY AND EQUIPMENT, net	14,764	13,438
DEFERRED TAX ASSET, net	11,849	—
LONG-TERM INVESTMENT	8,384	—
GOODWILL	17,398	9,763
INTANGIBLE ASSETS, net	763	1,693
OTHER ASSETS	1,301	1,034
TOTAL ASSETS	$104,581	$70,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,356	$3,207
Accrued expenses and other current liabilities	18,907	15,845
Accrued payroll and employee benefits	5,034	7,091
Commissions payable	468	375
Capital leases, current portion	592	631
Deferred revenue	2,869	2,380
Deferred tax liability, net, current portion	702	—
Total current liabilities	33,928	29,529
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	981	1,147
OTHER LONG-TERM LIABILITIES	4,545	3,971
DEFERRED TAX LIABILITY, net	—	1,905
TOTAL LIABILITIES	39,454	36,552
COMMITMENTS AND CONTINGENCIES (see Notes 17 and 18)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 22,158 (2014) and 26,730 (2015); shares outstanding 18,978 (2014) and 23,236 (2015)	222	267
Additional paid-in capital	123,975	137,705
Treasury stock, shares at cost; 3,180 (2014) and 3,494 (2015)	(32,696)	(33,632)
Accumulated deficit	(26,374)	(70,862)
TOTAL STOCKHOLDERS’ EQUITY	65,127	33,478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,581	$70,030

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and 2015

(in thousands, except per share data)

	2014	2015
REVENUE
Services	$246,642	$203,779
Hardware	—	48
Net revenue	246,642	203,827
OPERATING EXPENSES:
Marketing	23,227	20,568
Commission	63,130	50,837
Cost of services revenue	86,675	64,932
Cost of hardware revenue	135	608
General and administrative	80,935	80,799
Impairment of goodwill	25,837	10,318
Impairment of intangibles and other long-lived assets	—	7,355
Depreciation	5,656	5,977
Amortization	3,407	687
Total operating expenses	289,002	242,081
LOSS FROM OPERATIONS	(42,360)	(38,254)
Interest expense	(604)	(313)
Other (expense) income, net	(669)	181
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(43,633)	(38,386)
INCOME TAX BENEFIT (EXPENSE)	14,086	(6,102)
LOSS FROM CONTINUING OPERATIONS	(29,547)	(44,488)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,147)	—
NET LOSS	$(30,694)	$(44,488)
Basic and diluted loss per common share:
Loss from continuing operations	$(1.60)	$(2.26)
Loss from discontinued operations	(0.06)	0.00
Basic and diluted loss per common share	$(1.66)	$(2.26)
Cash dividends declared per common share	$0.20	$0.00
Weighted average shares outstanding, basic and diluted	18,487	19,677

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2015

(in thousands)

	Common Stock		Additional	Treasury Stock		Retained	Accumulated Other	Compre- hensive	Total Stock-
	Shares	Amount	Paid-in Capital	Shares	Amount	Income (Loss)	Comprehensive Income	Income (Loss)	holders’ Equity
BALANCE, DECEMBER 31, 2013	21,272	$213	$121,952	(3,180)	$(32,696)	$7,994	$—		$97,463
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	886	9	(2,233)	—	—	—	—	—	(2,224)
Share based compensation	—	—	4,425	—	—	—	—	—	4,425
Tax benefit of stock options exercised and vesting of restricted stock units	—	—	(169)	—	—	—	—	—	(169)
Cash dividends, $0.20 per share	—	—	—	—	—	(3,674)	—	—	(3,674)
Net loss	—	—	—	—	—	(30,694)	—	(30,694)	(30,694)
Comprehensive loss								$(30,694)
BALANCE, DECEMBER 31, 2014	22,158	$222	$123,975	(3,180)	$(32,696)	$(26,374)	$—		$65,127
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	806	8	(1,079)	—	—	—	—	—	(1,071)
Share based compensation	—	—	5,441	—	—	—	—	—	5,441
Tax benefit of stock options exercised and vesting of restricted stock units	—	—	(740)	—	—	—	—	—	(740)
Stock issuance, net of costs	3,000	30	7,364	—	—	—	—	—	7,394
Acquisition of Health at Work Wellness Actuaries LLC	413	4	1,547	—	—	—	—	—	1,551
Acquisition of White Sky, Inc.	353	3	1,197	(210)	(624)	—	—	—	576
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	—	—	—	(104)	(312)	—	—	—	(312)
Net loss	—	—	—	—	—	(44,488)	—	(44,488)	(44,488)
Comprehensive loss								$(44,488)
BALANCE, DECEMBER 31, 2015	26,730	$267	$137,705	(3,494)	$(33,632)	$(70,862)	$—		$33,478

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2015

(in thousands)

	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,694)	$(44,488)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	6,615	5,977
Amortization	3,407	687
Deferred income tax, net	(10,555)	13,356
Amortization of debt issuance cost	156	109
Provision for doubtful accounts	(21)	100
Loss on disposal of fixed assets	893	65
Share based compensation	4,425	5,441
Excess tax benefit upon vesting of restricted stock units and stock option exercises	(284)	—
Amortization of non-cash consideration exchanged for additional investment	(618)	—
Amortization of deferred subscription solicitation costs	16,642	17,538
Impairment of goodwill, intangibles and other long-lived assets	25,837	17,673
Changes in assets and liabilities:
Accounts receivable	5,616	7,221
Prepaid expenses and other current assets	(2,774)	979
Inventory, net	—	(2,253)
Income tax, net	(9,059)	(1,036)
Deferred subscription solicitation costs	(16,476)	(17,578)
Other assets	48	782
Accounts payable	4,417	(2,147)
Accrued expenses and other current liabilities	5,557	(3,305)
Accrued payroll and employee benefits	1,779	1,810
Commissions payable	(34)	(94)
Deferred revenue	(800)	(532)
Other long-term liabilities	849	(574)
Cash flows provided by (used in) operating activities	4,926	(269)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of technology related intangible	(150)	(202)
Cash paid for the business acquired from White Sky, Inc., net of cash received	—	(625)
Cash paid for the business acquired from Health at Work Wellness Actuaries LLC	—	(1)
Acquisition of property and equipment	(7,957)	(4,212)
Cash flows used in investing activities	(8,107)	(5,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance proceeds, net of stock issuance costs	—	7,394
Cash dividends paid on common shares	(3,674)	—
Excess tax benefit upon vesting of restricted stock units and stock option exercises	284	—
Capital lease payments	(853)	(696)
Cash proceeds from stock option exercises	105	—
Withholding tax payment on vesting of restricted stock units and stock option exercises	(2,276)	(1,243)
Cash flows (used in) provided by financing activities	(6,414)	5,455
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,595)	146
CASH AND CASH EQUIVALENTS — Beginning of period	20,920	11,325
CASH AND CASH EQUIVALENTS — End of period	$11,325	$11,471
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$161	$179
Cash paid for taxes	$5,703	$230
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$—	$926
Equipment additions accrued but not paid	$174	$115
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$58	$141
Shares issued in the business acquired from White Sky, Inc., net of liquidating distributions	$—	$576
Shares issued in the business acquired from Health at Work Wellness Actuaries LLC	$—	$1,551
Transfer of land and building to held for sale	$—	$214

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2015

1. Organization and Business

Our business uses data to help consumers reduce risk through subscription services. We operate in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including, but not limited to, legal, compliance, human resources, finance and internal audit, and shared information technology expenses that have not been attributed to a particular segment continue to be reported in our Corporate business unit.

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information and includes the business we acquired in June 2015 from White Sky, Inc. (“White Sky”), which innovates and develops easy-to-use consumer authentication and e-commerce solutions. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information and other customer and employee data. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are continuing to develop innovative new services to add to our IDENTITY GUARD® portfolio and address the increasing awareness by consumers of the risks associated with their personal information. We have a dual go-to-market strategy in the U.S. and Canada, through partner marketing and direct-to-consumer marketing through search and display messaging. Our services historically were marketed primarily through financial institutions in the U.S. and Canada, and we historically depended upon a few large financial institutions in the U.S. for a significant portion of our revenue. Although almost all marketing by U.S. financial institutions has been terminated, our strategy to reignite growth in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, and growing our partner marketing and distribution relationships in the U.S. and Canada. Our long-standing marketing relationship in Canada has been in place for more than a decade and we continue to leverage their access to large partners through their core loyalty offerings, to reach new subscribers for our products and services.

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers use insurance and other services to manage various personal risks and achieve personal goals, and includes the business we acquired in March 2015 from Health at Work, which designs wellness-driven health plans and engagement programs. As in our Personal Information Services segment, almost all of this segment’s products were historically marketed through financial institutions on an add-on or ancillary basis, and all such marketing has terminated. Some of our subscriber portfolios also have been cancelled by the applicable financial institutions, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new health and wellness products and services, as well as expanding into new marketing channels, to generate revenue.

Our Pet Health Monitoring segment provides new health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c Innovations Inc. (“i4c”), which does business as Voyce. VOYCE® is our pet health monitoring platform and information management service that collects, translates, monitors and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. The data we provide includes key animal vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, distance traveled and caloric burn. Our data enables owners and their veterinarian health advisors to monitor their pet’s recovery after an illness or surgical procedure, response to drugs and adherence to drug prescriptions as well as overall well-being. We provide valuable data and insight to owners and veterinarians in a manner we believe never previously available. Data collected from our Health Monitor is translated and coupled with content written by top pet and veterinary experts exclusively for VOYCE®, to create a professional, highly relevant and personalized customer experience. The interactive platform also offers several features including, but not limited to, the ability to store medical records, set reminders, and create and track goals. The VOYCE® Health Monitor is designed with the pet’s comfort in mind. It collects pet wellness and vital sign indication data using proprietary, non-invasive, radio frequency based technology, together with an accelerometer, an onboard microcomputer and specialized algorithms. This data is transmitted from the Health Monitor to our cloud based system via Wi-Fi, where it is translated, stored and available to be viewed by the pet owner or veterinarian. The comprehensive platform also contains exclusive veterinarian reviewed content created by a panel of expert advisors and contributors. We began contracting with veterinarian hospitals and commenced training and onboarding programs to effectively deploy the service.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, and in management’s opinion reflect all normal and recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries. Our discontinued operations consist of Intersections Business Intelligence Services, a subsidiary which ceased operations in the three months ended June 30, 2014, and is presented for all prior periods in our consolidated statements of operations. We have not recast our consolidated balance sheets or our consolidated statements of cash flows. For additional information, please see Note 21. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated.

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

Revenue Recognition

We recognize revenue on 1) identity theft protection services, 2) insurance services, 3) other monthly membership products and transaction services and 4) the pet wellness products and services.

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

Identity Theft Protection Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our large financial institution customers and paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from large financial institutions are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement, which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

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

Insurance Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as the price of the product is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced by our collection of revenue through the monthly mortgage payments of our customers or through checking account debits to our customers’ accounts. Revenues from insurance contracts are recognized when earned. Our insurance products generally involve a trial period during which time the product is made available at no cost to the customer. No revenues are recognized until applicable trial periods are completed.

For insurance products, we record revenue on a net basis as we perform as an agent or broker for the insurance products without assuming the risks of ownership of the insurance products.

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2014 and 2015 totaled $511 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

Consulting services, primarily through our Insurance and Other Consumer Services segment, are offered to customers primarily on a fixed fee, retainer or commission basis. We recognize revenue from our consulting services when: a) persuasive evidence of an arrangement exists as we maintain contracts or electronic communication documenting the agreement, b) performance has occurred, c) the seller’s price to the buyer is fixed as the price of the services is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced through a strong history of payment by our customers with no significant write-offs. We record revenue on a gross basis in the amount that we bill the customer when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear credit risk for the amount billed to the customer. We generally record the net amount as commissions earned if we do not serve as the primary obligor and do not have latitude in establishing prices.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Pet Wellness Products and Services

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the monthly subscription monitoring service and shipping and handling costs. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain electronic confirmations with individual purchasers, b) delivery of the product and service has occurred, c) the seller’s price to the buyer is fixed, cancellation privileges have lapsed and the price of the product is agreed to by the customer as a condition of the sales transaction and d) collectability is reasonably assured as individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. As VOYCE® is a new product and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until cancellation privileges lapse, which is currently 30 days after purchase for hardware revenue and 60 days after purchase for service revenue. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period, since prepaid subscriptions have pro-rata refund provisions. Due to the deferral period of both the hardware and the service, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges in order to reevaluate the deferral periods.

In accordance with U.S. GAAP, cost of hardware revenue is also deferred over the respective revenue deferral periods and is recorded in the same period. The deferred cost of hardware revenue is included in prepaid expenses and other current assets in our consolidated balance sheets. Free trials with no future service agreement are recognized immediately as expense under cost of service and hardware revenue in our consolidated statements of operations.

We classify and recognize amounts billed to customers related to shipping and handling as hardware revenue and amounts incurred related to shipping and handling as cost of hardware revenue in our consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky and Health at Work in 2015 as well as our prior acquisition of Intersections Insurance Services Inc. in 2006. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units.

In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we continue to utilize a two-step quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.

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

The estimated fair values of our reporting units are dependent on several significant assumptions, including our earnings projections, and cost of capital (discount rate). The projections use management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, estimates of future capital expenditures, changes in future working capital requirements and overhead cost allocation, based on each reporting unit’s relative benefit received from the functions that reside in our Corporate business unit. We perform a detailed analysis of our Corporate overhead costs for purposes of establishing the overhead allocation baseline for the projection period. Overhead allocation methods include, but are not limited to, the percentage of the payroll within each reporting unit, allocation of existing support function costs based on estimated usage by the reporting units, and vendor specific costs incurred by Corporate that can be reasonably attributed to a particular reporting unit. These allocations are adjusted over the projected period in our discounted cash flow analysis based on the forecasted changing relative needs of the reporting units. Throughout the forecast period, the majority of Corporate’s total overhead expenses are allocated to our Personal Information Services reporting unit. We believe this overhead allocation method fairly allocates costs to each reporting unit, and we will continue to review, and possibly refine, these allocation methods as our businesses grow and mature. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

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

As a result of our evaluation described below, during the three months ended December 31, 2015, we incurred a goodwill impairment charge of $10.3 million in our Insurance and Other Consumer Services reporting segment. As of December 31, 2015, goodwill of $2.5 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Marketing costs incurred in the Pet Health Monitoring segment currently do not meet the criteria for deferral and therefore are included in marketing expenses in our consolidated statements of operations.

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

We use the Black-Scholes option-pricing model to value all stock options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the years ended December 31, 2014 and 2015, we did not grant stock options. We use the stock price on the grant date to value all restricted stock awards and restricted stock units (together, “RSUs”) and the straight line method to amortize the compensation cost over the requisite service period. We consider our historical and projected dividends, along with participation rights of the grants, in calculating the grant date fair value.

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

Prior to June 2015, we had a long-term investment in convertible preferred stock of White Sky, a privately held company. We previously concluded that the convertible preferred stock did not meet the definition of in-substance common stock for reasons including, but not limited to, the substantive liquidation preferences and favorable redemption provisions as compared to other equity in White Sky. Therefore, we accounted for our investment as a cost method investment. On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of December 31, 2015, we no longer have a cost method investment and include the assets acquired from White Sky in our consolidated balance sheets, and beginning in the three months ended September 30, 2015, included White Sky’s results of operations in our consolidated statements of operations. In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the year ended December 31, 2015 less estimated liquidating shareholder distribution amounts.

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

Inventory

Inventory consists primarily of finished goods for our Voyce products, although we may at times also maintain an inventory of raw materials from our third-party manufacturer. We outsource hardware manufacturing to a third-party manufacturer and may purchase accessories from third-party suppliers. Inventories are valued using the first-in, first-out method and are carried at the lower of cost or net realizable value.

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

We regularly review our capitalized software projects for impairment. We had no impairments in the years ended December 31, 2014 or 2015.

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

We do not have any instruments that are measured at fair value on a recurring basis. Our goodwill, intangible and long-lived assets are subject to non-recurring fair value measurements.

For financial instruments such as cash and cash equivalents, trade accounts receivable, inventory, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the short-term nature of these financial instruments.

Engineering, Research and Development Costs

Our subsidiary, i4c Innovations, incurred costs in developing their VOYCE® pet health monitoring platform and information management service. In 2014, we determined that the platform and service achieved specific functional requirements to complete the research and development stage. We incurred, and continue to incur, additional costs for engineering efforts focused on quality control, advanced testing and refining efforts prior to and during the early stages of commercial production.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. We did not repurchase any common stock in the years ended December 31, 2014 or 2015. In the year ended December 31, 2015, we received 210 thousand shares of our common stock related to the liquidating distribution of WS Delaware, Inc. For additional information please see Notes 4 and 16. In addition, as a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 104 thousand in the year ended December 31, 2015.

3. Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In April 2014, an update was made to “Presentation of Financial Statements” and “Property, Plant, and Equipment.” The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendments in this update require expanded disclosures for discontinued operations and are effective for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014. We adopted the provisions of this update as of January 1, 2015 and there was no material impact to our consolidated financial statements.

In January 2015, an update was made to “Income Statement – Extraordinary and Unusual Items.” Subtopic 225-20, “Income Statement—Extraordinary and Unusual Items,” previously required that an entity separately classify, present, and disclose as an extraordinary item events and transactions that are both unusual and infrequent in nature. The amendments in this update eliminate the concept of extraordinary items. This guidance is effective for annual periods ending after December 15, 2015. We adopted the provisions of this update as of December 31, 2015, and there was no material impact to our consolidated financial statements.

In July 2015, an update was made to “Inventory.” The amendments in this update simplify the measurement of inventory. The amendments require that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for annual periods, and the interim periods within those years, beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted, and we adopted the provisions of this update as of December 31, 2015. The amendments were applied prospectively, and there was no material impact to our consolidated financial statements.

In November 2015, an update was made to “Balance Sheet Classification of Deferred Taxes.” The amendments in this update require that all deferred tax liabilities and assets be classified as noncurrent in a statement of financial position. The amendments in this update are effective for annual periods beginning after December 15, 2016, including the interim periods within that reporting period. Early adoption is permitted, and we adopted the provisions of this update as of December 31, 2015. The change is reflected in our consolidated balance sheet for the year ended December 31, 2015. We applied the guidance prospectively as allowed by this update; therefore, prior periods were not retrospectively adjusted.

Accounting Standards Updates Not Yet Effective

In May 2014, an update was made to “Revenue Recognition.” The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an update was issued which deferred the effective date of the May 2014 update by one year. As a result, the amendments in the update will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We will adopt the provisions of this update as of January 1, 2018 and we are currently in the process of evaluating the impact, if any, to our consolidated financial statements.

In August 2014, an update was made to “Presentation of Financial Statements – Going Concern.” The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual periods, and the interim periods within those years, ending after December 15, 2016. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2017 and do not anticipate a material impact to our consolidated financial statements.

In February 2015, an update was made to “Amendments to the Consolidation Analysis.” The amendments in this update change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Affected entities include limited partnerships and similar legal entities, as well as reporting entities that are involved with variable interest entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2016 and do not anticipate a material impact to our consolidated financial statements.

In April 2015, an update was made to “Interest – Imputation of Interest.” To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, debt issuance costs were recognized as a deferred charge, that is, an asset on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, an update was issued to add guidance for debt issuance costs related to line-of-credit arrangements. The update allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, and should be applied retrospectively. We will adopt the provisions of this update as of January 1, 2016 and do not anticipate a material impact to our consolidated financial statements.

In June 2015, an update was issued with various technical corrections and improvements intended to clarify the Codification, correct unintended application of guidance, and make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The provisions in this update are not expected to have a material impact to our consolidated financial statements.

In September 2015, an update was made to “Business Combinations.” The amendments in this update require that adjustments to provisional amounts that are identified during the measurement period should be recognized in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Further, the amendments require the entity to disclose the portions of the amount recorded in current-period earnings by line item what would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for annual periods, and the interim periods within those years, beginning after December 15, 2015, and should be applied prospectively. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2016 and do not anticipate a material impact to our consolidated financial statements.

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

We are obligated under the asset purchase agreement to make aggregate earn-out payments to the members of Health at Work during three one-year measurement periods from March 1, 2015 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement. In accordance with U.S. GAAP, we record the earn-out payments as post-combination share based compensation expense based upon the grant date share price of our common stock of $3.75, which is recognized pro-rata over the requisite service period and included in general and administrative expenses in our Insurance and Other Consumer Services segment. The earn-out is subject to performance and service vesting conditions and is payable in stock and a portion in cash, depending on the market price of the stock in accordance with the asset purchase agreement. We estimated the expense for both the equity and liability awards, and because vesting and other conditions may impact the number of common shares issued, the amount of future share based compensation expense may vary based upon those conditions. As of December 31, 2015, we expect the value of the earn-out payment for the first measurement period to be approximately $700 thousand, which includes an estimated cash payment of $92 thousand, and we expect the value of the second earn-out payment to be approximately $1.0 million, which includes an estimated cash payment of $216 thousand. In the year ended December 31, 2015, we recorded $664 thousand of share based compensation expense in relation to this agreement, and we estimate the remaining unrecognized compensation expense for the first measurement period to be approximately $96 thousand. Additionally, we estimate the unrecognized compensation expense for the second measurement period to be approximately $980 thousand. Due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the value of the earn-out payment, cash liability and unrecognized compensation expense for the third measurement period from March 1, 2017 through February 28, 2018. The variability of the inputs in the second and third measurement periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment.

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

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Insurance and Other Consumer Services segment and is not expected to be deductible for income tax purposes. Acquisition-related costs in connection with the Health at Work transaction for the year ended December 31, 2015 were $88 thousand and are included in general and administrative expenses in our consolidated statements of operations.

The financial impact of the acquisition of Health at Work is not material to our consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented.

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

Under the terms of the purchase agreement, White Sky is required to make liquidating distributions to its shareholders, including us, in accordance with the preferences set forth in White Sky’s Eighth Amended and Restated Certificate of Incorporation (the “distributions”). The distributions were not made at the first reporting date, and therefore we estimated the cash distribution amounts in order to calculate the purchase price and fair value of the acquisition. As a result, actual variance to our estimated distribution amounts may result in adjustments to the allocation of the purchase price during the remainder of the measurement period. In connection with this acquisition, and subject to post-closing adjustments in accordance with the asset purchase agreement, we issued 353 thousand shares of common stock to White Sky and received 210 thousand shares of our common stock as a liquidating distribution during the year ended December 31, 2015. The following table summarizes the estimated purchase price transferred to White Sky (in thousands):

Common stock, net of distribution of $624 thousand	$576
Cash, net of estimated distribution of $405 thousand	796
Fair value of estimated purchase price transferred	1,372
Fair value of previously held equity interest in White Sky	1,029
$2,401

In accordance with U.S. GAAP, we remeasured our previously held equity interest in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the year ended December 31, 2015, less the estimated liquidating shareholder distribution amounts. Based on this analysis, we determined that the fair value of our cost basis investment of $1.0 million was less than the carrying value of $8.4 million, and therefore we recognized an impairment charge of $7.4 million in the year ended December 31, 2015, which is included in impairment of intangibles and other long-lived assets in our consolidated statements of operations. For additional information regarding the inputs to the pre-acquisition fair value, please see Note 6.

In accordance with U.S. GAAP, we used the acquisition method of accounting, which requires that assets acquired, including intangible assets, be recognized at their fair value as of the acquisition date. The estimated determination was made by management through various means, primarily by obtaining a third party valuation of identifiable intangible assets acquired. We have preliminarily recorded our best estimates of the fair values of the assets acquired and the identifiable intangible assets. We continue to evaluate and gather information on the closing balance sheet, including estimated distributions made to us by White Sky, that existed at the acquisition date. As of December 31, 2015, there were no material changes to the closing balance sheet, however, we may make changes to the amounts recorded during the remainder of the measurement period. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Technology-related intangible assets	$240
Customer-related intangible assets	140
Marketing-related intangible assets	110
Debt-free net working capital	104
Furniture and fixtures, net	90
Deposits	52
Equipment loans	(25)
Total identifiable net assets	711
Goodwill	1,690
$2,401

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Personal Information Services segment and is expected to be deductible for income tax purposes over 15 years. Acquisition-related costs in connection with the White Sky transaction for the year ended December 31, 2015 were $159 thousand and are included in general and administrative expenses in our consolidated statements of operations.

Supplemental Pro Forma Information

White Sky’s operating results from the date of acquisition through June 30, 2015 are insignificant, and therefore those results were excluded from our consolidated statements of operations. Therefore, we began to include White Sky’s results of operations in our financial results beginning in the three months ended September 30, 2015. The following unaudited pro forma results have been prepared as if the acquisition of White Sky occurred on January 1, 2014 (in thousands):

	Year ended December 31,
	2014	2015
Pro forma revenue	$255,509	$206,121
Pro forma net loss	$(30,883)	$(45,305)

These amounts have been calculated after applying our accounting policies and adjusting the results to reflect additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, eliminating intercompany transactions and the associated income tax impacts. Supplemental pro forma earnings for the year ended December 31, 2015 were adjusted to exclude $284 thousand of acquisition-related costs incurred by both us and White Sky in the year ended December 31, 2015. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated as of January 1, 2014, nor is it indicative of future operating results. The pro forma information does not include any adjustments for potential revenue enhancements, cost synergies or other operating efficiencies.

5. Earnings Per Common Share

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

For the years ended December 31, 2014 and 2015, options to purchase 3.7 million and 3.6 million shares of common stock, respectively, were excluded from the computation of diluted income per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	2014	2015
Loss from continuing operations	$(29,547)	$(44,488)
Loss from discontinued operations	(1,147)	—
Net loss available to common shareholders — basic and diluted	$(30,694)	$(44,488)
Weighted average common shares outstanding — basic	18,487	19,677
Dilutive effect of common stock equivalents	—	—
Weighted average common shares outstanding — diluted	18,487	19,677
Basic and diluted loss per common share:
Loss from continuing operations	$(1.60)	$(2.26)
Loss from discontinued operations	(0.06)	0.00
Basic and diluted loss per common share	$(1.66)	$(2.26)

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

For financial instruments such as cash and cash equivalents, trade accounts receivable, inventory, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the short-term nature of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the years ended December 31, 2014 or 2015. We did not hold any significant instruments that are measured at fair value on a recurring basis as of December 31, 2014 or 2015. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy as of December 31, 2014 and 2015. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 12.

We are required under U.S. GAAP to remeasure the fair value of a previously held investment at the date controlling interest is acquired. Therefore, on a non-recurring basis, we measured our long-term investment in White Sky immediately prior to the acquisition of substantially all of White Sky’s assets under Level 2 of the fair value hierarchy in the year ended December 31, 2015. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the year ended December 31, 2015, less estimated liquidating shareholder distribution amounts. Based on this analysis, we determined that the fair value of our cost basis investment was less than the carrying value, and therefore we recognized an impairment charge of $7.4 million in the year ended December 31, 2015, which is included in our consolidated statements of operations. We have historically utilized the income approach, based on discounted cash flows, to measure the fair value of our long-term investment. However, due to the acquisition of White Sky and the availability of an observable, quoted price for identifiable assets and liabilities in an orderly transaction, we appropriately modified our valuation technique. For additional information related to the acquisition, please see Note 4.

As of December 31, 2014 and 2015, we had no amounts outstanding under our revolving credit facility, which is a variable rate loan and therefore, fair value approximates book value.

7. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets were as follows:

	December 31, 2014	December 31, 2015
	(in thousands)
Prepaid services	$1,008	$709
Other prepaid contracts	3,992	3,416
Other	3,289	3,399
	$8,289	$7,524

8. Inventory

We had an inventory balance of $2.3 million as of December 31, 2015, which included $1.9 million of finished goods and $358 thousand of raw materials for our Pet Health Monitoring segment. We had no inventory balance as of December 31, 2014. After performing inventory procedures for the year ended December 31, 2015, there was an insignificant amount of unidentified inventory and we did not record a charge for excess or obsolete inventory in the years ended December 31, 2014 or 2015.

9. Deferred Subscription Solicitation Costs

Total deferred subscription solicitation costs included in the accompanying consolidated balance sheets as of December 31, 2014 and 2015 was $6.9 million and $7.0 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commission expense in the consolidated statements of operations, for the years ended December 31, 2014 and 2015 were $16.6 million and $17.5 million, respectively. Marketing costs for the years ended December 31, 2014 and 2015, which are included in marketing expenses in the consolidated statements of operations as they did not meet the criteria for deferral, were $8.1 million and $4.1 million, respectively.

10. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2014	December 31, 2015
	(in thousands)
Machinery and equipment	$19,151	$16,507
Software	19,437	19,716
Software development-in-progress (1)	5,462	584
Furniture and fixtures	1,547	1,406
Leasehold improvements	4,366	3,610
Building	725	—
Land	25	—
	50,713	41,823
Less: accumulated depreciation	(35,949)	(28,385)
Property and equipment — net	$14,764	$13,438

(1)	Includes costs associated with software projects which are still in the application development stage as of December 31, 2014 and 2015 and as such, are not being amortized.

Depreciation of property and equipment for the years ended December 31, 2014 and 2015 was $5.7 million and $6.0 million, respectively. During the year ended December 31, 2014, we had retirements that reduced our property and equipment and accumulated depreciation balances by $21.5 million, which includes a reduction of $302 thousand due to discontinued operations. During the year ended December 31, 2015, we had retirements that reduced our property and equipment and accumulated depreciation balances by $13.2 million.

During the year ended December 31, 2015, management approved a plan to sell a building and land located in Arlington Heights, Illinois with a cost basis of $750 thousand and a total carrying amount of $214 thousand. The property was previously utilized by our Insurance and Other Consumer Services segment, which now occupies a rented office space in Chicago, Illinois. We expect to sell the property within one year and have classified the building and land as held for sale. As of December 31, 2015, the building and land are included in our prepaid and other current assets in our consolidated balance sheets.

We record internally developed capitalized software as a component of software in property and equipment in our consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the years ended December 31, 2014 or 2015. We record depreciation for internally developed capitalized software in depreciation expense in our consolidated statements of operations. In the year ended December 31, 2015, in connection with the launch of our Voyce products, we reclassified $4.1 million of software development-in-progress into internally developed capitalized software, and we began to depreciate the software in the same period. Internally developed capitalized software consisted of the following during the year ended December 31, 2014 and 2015 (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2013	$29,641	$(28,433)	$1,208
Additions	2,737	—	2,737
Disposals	(18,624)	18,624	—
Depreciation expense	—	(1,360)	(1,360)
Balance at December 31, 2014	13,754	(11,169)	2,585
Additions	7,810	—	7,810
Disposals	(6,982)	6,982	—
Depreciation expense	—	(2,693)	(2,693)
Balance at December 31, 2015	$14,582	$(6,880)	$7,702

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the years ending December 31:
2016	$3,611
2017	3,029
2018	1,062
Total	$7,702

Leased property consisting of machinery and equipment held under capital leases and included in property and equipment consisted of the following as of:

	December 31, 2014	December 31, 2015
	(in thousands)
Leased property consisting of machinery and equipment	$3,654	$3,104
Less: accumulated depreciation	(2,076)	(1,229)
Leased property, net	$1,578	$1,875

During the year ended December 31, 2014, we did not enter into any new capital leases. During the year ended December 31, 2015, we entered into new capital leases for fixed assets with an acquisition value of $1.0 million, and we disposed of fixed assets, primarily fulfillment equipment, subject to capital lease with an acquisition value of $1.8 million and accumulated depreciation of $1.6 million.

11. Long-Term Investments

On June 26, 2015, we acquired substantially all of the assets and certain liabilities of White Sky. As a result, as of December 31, 2015, we no longer have a cost method investment and included the assets acquired from White Sky in our consolidated balance sheets, and beginning in the three months ended September 30, 2015, included White Sky’s results of operations in our consolidated statements of operations. In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the year ended December 31, 2015. For additional information, please see Note 4.

12. Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Beginning of period:
Gross carrying amount	$31,366	$11,869	$1,390	$44,625
Accumulated impairment losses	(25,837)	—	(1,390)	(27,227)
Net carrying value of goodwill as of December 31, 2014	5,529	11,869	—	17,398
Goodwill acquired during the period	1,690	993	—	2,683
Impairment of goodwill during the period	—	(10,318)	—	(10,318)
End of period:
Gross carrying amount	33,056	12,862	1,390	47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill as of December 31, 2015	$7,219	$2,544	$—	$9,763

We performed an interim impairment test of our Personal Information Services reporting unit at September 30, 2015, which indicated that the estimated fair value significantly exceeded its carrying value. As of October 31, 2015, our annual testing date, we determined that it was more likely than not that the fair value was substantially in excess of its carrying value based upon qualitative factors and the results of our interim impairment test. Therefore, it was not necessary to perform the first step of the impairment testing for the Personal Information Services reporting unit at October 31 or December 31, 2015.

We performed annual and interim impairment tests of our Insurance and Other Consumer Services reporting unit at October 31, 2015 and December 31, 2015, respectively. Based upon the results of our annual impairment test, its fair value exceeded carrying value by 18%. The decrease in the excess fair value compared to the annual test performed in 2014 was primarily due to the effect of subscriber cancellations during 2015 on actual and projected cash flows and the elimination of a future product initiative, in combination with an increase in carrying value due to the impact of a reduction in a deferred tax liability, related to our goodwill impairment charge in 2014, for goodwill that is deductible for tax purposes. We considered the Insurance and Other Consumer Services reporting unit to be at risk of failing the first step of an impairment analysis because of the reduced excess fair value and our consideration of other reductions in projected revenue made subsequent to our annual impairment testing date, and therefore we performed an interim test at December 31, 2015. The additional reductions in projected revenue were the result of management’s determination that certain new product initiatives were more likely than not to be significantly delayed compared to the timeline originally projected. Upon completion of the interim impairment test at December 31, 2015, we incurred a goodwill impairment charge of $10.3 million in the year ended December 31, 2015 in our Insurance and Other Consumer Services reporting unit. The increase in goodwill during the year ended December 31, 2015 was due to the businesses we acquired from Health at Work and White Sky. For additional information, please see Note 4.

We completed annual and interim impairment tests of our goodwill in October 2014 and December 2014, respectively. Based on the estimated fair value of our reporting units, we determined that goodwill was impaired, and incurred a goodwill impairment charge of $25.8 million in our Personal Information Services reporting unit, which is recognized in our Insurance and Other Consumer Services reporting segment. The impairment was the result of several events including, but not limited to, the projected reduction to operating income in response to a notice to terminate our marketing agreement with Citibank, reduced rates of sales growth in our consumer direct base and the impacts to cash flow expectations for future performance that were below our prior projections.

To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts (including, but not limited to, actual to forecasted negative variances as the result of increased subscriber cancellation rates or significant subscriber portfolio cancellations), or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Our intangible assets consisted of the following (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,691	$(38,078)	$—	$613
Marketing related	3,024	(3,024)	—	—
Technology related	2,946	(2,796)	—	150
Total amortizable intangible assets	$44,661	$(43,898)	$—	$763

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,552)	$—	$322
Marketing related	3,336	(3,069)	—	267
Technology related	4,068	(2,964)	—	1,104
Total amortizable intangible assets	$46,278	$(44,585)	$—	$1,693

Intangible assets increased in the year ended December 31, 2015 primarily as a result of asset additions from business acquisitions. During the years ended December 31, 2014 and 2015, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of two to ten years. For the years ended December 31, 2014 and 2015 we had an aggregate amortization expense of $3.4 million and $687 thousand, respectively, which was included in amortization expense in our consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the years ending December 31,
2016	$583
2017	363
2018	257
2019	196
2020	147
Thereafter	147
Total	$1,693

13. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities were as follows:

	December 31, 2014	December 31, 2015
	(in thousands)
Accrued marketing	$1,293	$1,106
Accrued cost of sales, including credit bureau costs	7,457	7,551
Accrued general and administrative expense and professional fees	4,496	2,712
Insurance premiums	511	444
Estimated liability for non-income business taxes	4,458	3,427
Other	692	605
Total	$18,907	$15,845

We are subject to certain non-income (or indirect) business taxes in various state and other jurisdictions. In the year ended December 31, 2015, we reduced our estimated liability for non-income business taxes by approximately $1.0 million, primarily from cash payments of $2.2 million to state taxing authorities, partially offset by an additional accrual of $322 thousand for existing unresolved estimated liabilities in certain jurisdictions. In addition, in the year ended December 31, 2015, we received a draft assessment for excise taxes. We intend to appeal the assessment; however, we analyzed all the information available to us in order to make a determination of the probability of a loss including, but not limited to, the applicability of the specific excise tax laws to our transactions, technical merits, relevant historical data and the probability of settlement or sustaining in our favor upon appeal. Based on this analysis, we recorded an additional non-income business tax liability of $814 thousand, which is the estimable amount that we believe is probable under U.S. GAAP. We expect to resolve the remaining obligations in the year ending December 31, 2016. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. In addition, during the year ended December 31, 2015, we paid $1.2 million related to the consent order we entered into with the Consumer Financial Protection Bureau (the “CFPB”) in July 2015. For additional information related to the non-income business taxes and the consent order, please see Note 18.

14. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31, 2014	December 31, 2015
	(in thousands)
Accrued payroll	$613	$782
Accrued benefits	1,863	2,161
Accrued severance	2,558	4,148
Total accrued payroll and employee benefits	$5,034	$7,091

In 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment (the “Restructuring Plan”). The Restructuring Plan was substantially completed in the year ended December 31, 2015 and consisted primarily of a workforce reduction, including changes in key leadership positions. We made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. In relation to this plan, we incurred severance and severance-related benefit expenses of $3.8 million for the year ended December 31, 2014, including $2.4 million in our Personal Information Services segment and $1.4 million in our Corporate business unit. We did not incur additional expenses in the year ended December 31, 2015, and we do not expect to incur any additional expenses related to the Restructuring Plan. These expenses are included either in general and administrative expenses or cost of services revenue in our consolidated statements of operations.

In addition, as we continued to review our cost base to achieve the original targeted cost reductions, we incurred additional severance expense in accordance with our ongoing benefit arrangement throughout our reporting segments. In the years ended December 31, 2014 and 2015, we recorded severance and severance-related expenses unrelated to the Restructuring Plan of $627 thousand and $5.3 million, respectively. We expect the majority of the cash expenditures related to the 2015 severance actions to be made in the year ending December 31, 2016.

The following table summarizes the non-restructuring and restructuring activity during the years ended December 31, 2014 and 2015 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Costs	Total Accrued Severance
Balance at December 31, 2013	$545	$—	$545
Adjustments to expense	627	3,775	4,402
Payments	(1,107)	(1,282)	(2,389)
Balance at December 31, 2014	65	2,493	2,558
Adjustments to expense	5,289	(48)	5,241
Payments	(1,397)	(2,254)	(3,651)
Balance at December 31, 2015	$3,957	$191	$4,148

15. Income Taxes

The components of income tax benefit from continuing operations for the years ended December 31, 2014 and 2015 were as follows:

	2014	2015
	(in thousands)
Current:
Federal	$5,537	$6,318
State	361	936
Total current income tax benefit	5,898	7,254
Deferred:
Federal	6,732	(11,323)
State	1,456	(2,033)
Total deferred income tax benefit (expense)	8,188	(13,356)
Total income tax benefit (expense)	$14,086	$(6,102)

Deferred tax assets and liabilities as of December 31, 2014 and 2015, consisted of the following:

	2014	2015
	(in thousands)
Deferred tax assets:
Reserves and accrued expenses	$7,443	$7,021
Intangible assets	8,115	9,304
Credit carryforwards	—	1,204
Non-deductible impairments on cost basis investments	1,060	—
Net operating loss and capital loss carryforwards	4,925	4,620
Total deferred tax assets	21,543	22,149
Valuation allowance	(5,673)	(19,813)
Net deferred tax assets	15,870	2,336
Deferred tax liabilities:
Prepaid expenses	(2,760)	(2,782)
Property, plant, and equipment	(1,963)	(1,459)
Total deferred tax liabilities	(4,723)	(4,241)
Net deferred tax asset (liability)	$11,147	$(1,905)

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine whether, on a more likely than not basis, some or all of our deferred tax assets will not be realized and, therefore, establish a valuation allowance. We continued to evaluate all significant positive and negative evidence including, but not limited to, triggering a three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. Our conclusion for establishing a valuation allowance as of June 30, 2015 was based on our consideration of the relative weight of the available evidence, and the three-year cumulative loss position, as adjusted for permanent items, is considered a significant piece of negative objective evidence. As a result of the negative evidence outweighing the positive evidence, we increased income tax expense in our consolidated statements of operations in the year ended December 31, 2015, primarily related to the establishment of a valuation allowance on our net deferred tax assets for the portion of the future tax benefit that, more likely than not, will not be realized. The remaining deferred tax liability at December 31, 2015 relates to an indefinite-lived intangible.

The amount of deferred tax assets considered realizable as of December 31, 2015 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods.

Below is a summary of our loss and tax credit carryforwards. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.

	Tax Effected	Expiration
Federal general business credits	$1,544	2034 - 2035
Federal capital loss carryforwards	$3,588	2019 - 2020
State net operating loss carryforwards	$523	2018 - 2035
State capital loss carryforwards	$509	2019 - 2020

The reconciliation of income tax from continuing operations from the statutory rate is as follows (in thousands):

	December 31,
	2014	2015
Income tax benefit at statutory rate	$15,272	$13,430
State income tax benefit, net of federal benefit	1,243	853
Nondeductible executive compensation	(937)	(947)
Impairment loss	(3,380)	(1,472)
Expiration of capital loss carryforward	—	(3,917)
Change in valuation allowances	(99)	(14,128)
Change in uncertain tax positions	(1,383)	(70)
Research and development credit	2,991	532
Federal return to provision	839	319
Other	(460)	(702)
Net income tax benefit (expense)	$14,086	$(6,102)

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2015 was (15.9)% compared to 32.3% for the year ended December 31, 2014. The significant decrease in the effective tax rate is primarily due to the establishment of a valuation allowance on our existing definite-lived net deferred tax assets, as well as a non-cash goodwill impairment charge, which is not deductible for income tax purposes.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2014 and 2015 (in thousands):

	December 31,
	2014	2015
Unrecognized tax benefit, beginning of period	$309	$1,538
Gross increases, tax positions in current period	120	151
Gross increases, tax positions in prior period	1,263	85
Lapse of the statute of limitations	(154)	—
Unrecognized tax benefit, end of period	$1,538	$1,774

During the year ended December 31, 2015, we increased our gross unrecognized tax benefits primarily related to a portion of the research and development credits, deemed not more likely than not, that were claimed on the prior year federal income tax returns and on an estimated current year research and development credit. The majority of the balance of the unrecognized tax benefits as of December 31, 2015, if recognized, would have an impact on our consolidated effective tax rate. We did not have gross decreases in tax positions or decreases related to settlements with taxing authorities during the years ended December 31, 2014 or 2015.

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheets. In the years ended December 31, 2014 and 2015, we incurred interest expense of $26 thousand and $74 thousand, respectively. In the year ended December 31, 2014, we decreased interest expense $18 thousand as a result of our gross decreases to our unrecognized tax benefit. In the year ended December 31, 2015, we did not have any decreases to interest expense related to our unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2015, we were subject to examination in the U.S. federal tax jurisdiction for the 2012 through 2014 tax years and in various state jurisdictions for the 2004 through 2014 tax years. We are currently under federal examination for tax years 2010 through 2012 related to credits claimed. As of December 31, 2015, we were not aware of any proposed tax adjustments and we have not made changes to the measurement or amount of uncertain tax benefits previously recorded. We do not believe the outcome of the audit will have a material impact to our consolidated financial statements.

We do not foresee any reasonably possible changes to the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.

16. Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, in the years ended December 31, 2014 and 2015, we paid monthly installments totaling $827 thousand and $937 thousand, respectively. These amounts are included within cost of services revenue and general and administrative expenses in our consolidated statements of operations. As of December 31, 2015, we owed $142 thousand to DMS under this agreement.

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

WS Delaware, Inc. – We have an investment in WS Delaware, Inc., formerly known as White Sky, Inc. and, as a result of the acquisition in June 2015, WS Delaware, Inc. owned 353 thousand shares of our common stock. In the year ended December 31, 2015, WS Delaware, Inc. made liquidating distributions to its shareholders, including all of the shares of our common stock, of which we received 210 thousand shares. For additional information, please see Note 4 related to the acquisition of White Sky, Inc.

In the three months ended December 31, 2015, we entered into irrevocable subscription agreements with Loeb Holding Corporation, David A. McGough and investment funds affiliated with Osmium Partners, LLC for a private placement. Pursuant to the terms of the agreement, we issued 3.0 million shares of our common stock, at a price of $2.50 per share, and received aggregate gross proceeds of $7.5 million. The gross proceeds are intended for working capital and general corporate purposes.

17. Debt and Other Financing

In 2014, we entered into a loan and security agreement with Silicon Valley Bank, which was amended in April 2015 (“Loan Agreement”). In connection with the Loan Agreement, we and certain subsidiaries also entered into a secured guaranty and pledge agreement, an intellectual property security agreement and other related documents. The Loan Agreement as amended provides for a revolving credit facility in the amount of $5.0 million and a maturity date of October 7, 2016, unless the facility is otherwise terminated pursuant to the terms of the Loan Agreement. Amounts borrowed under the Loan Agreement bear interest, at our option, at either the LIBOR plus a margin of 3.5% or the Prime rate plus a margin of 2.5%. Further, the interest rate payable in the event of a default was increased by 2.5% and is equal to the Prime rate plus a margin of 4.5%.

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

We were also required to maintain compliance with certain financial covenants, which include a minimum liquidity ratio and consolidated EBITDA ratios, as well as customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2015, we did not have any outstanding borrowings under the Loan Agreement. In March 2016 we replaced the Loan Agreement with the Credit Agreement. For additional information, please see Note 25.

18. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2016	$3,166	$752
2017	3,095	660
2018	3,079	504
2019	1,410	—
2020	42	—
Thereafter	—	—
Total minimum lease payments	$10,792	1,916
Less: amount representing interest		(138)
Present value of minimum lease payments		1,778
Less: current obligation		(631)
Long term obligations under capital lease		$1,147

We did not enter into any additional capital lease agreements during the year ended December 31, 2014. During the year ended December 31, 2015, we entered into additional capital lease agreements for approximately $1.0 million. We recorded the lease liability at the fair market value of the underlying assets in our consolidated balance sheet. Rental expenses included in general and administrative expenses for the years ended December 31, 2014 and 2015 were $3.0 million and $2.6 million, respectively.

Legal Proceedings

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. on its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We also agreed to pay $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. We paid a civil monetary penalty of $1.2 million. The customer refund amount was reserved as of December 31, 2015 and paid in February 2016. We also recently submitted an amended compliance plan to the CFPB.

On January 10, 2013, a case was filed against our affiliate, Intersections Insurance Services Inc. (IISI), in the Mason County Circuit Court, State of West Virginia, entitled State of West Virginia, Ex Rel Darrell V. McGraw, Jr., Pltf. vs. Intersections Insurance Services, Inc., Dft. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. IISI filed a motion for a more definite statement of the claims, which motion was denied by the court in December 2013. On January 21, 2014, IISI filed an answer. On or about December 2013, the Office of the West Virginia Attorney General served IISI with discovery requests. IISI served objections to those requests in February 2014. There has been no action since IISI filed objections to the State’s discovery request.

In July, 2015 Costco Wholesale Corporation elected not to renew an agreement for Intersections to provide an identity protection service to its customers. On January 20, 2016, Intersections filed a Notice of Arbitration with respect to claims by Intersections against Costco arising from certain actions of Costco related to the marketing of its new identity protection service, which Intersections alleges violated the agreement and applicable law. Intersections is seeking damages in excess of $2 million, and injunctive relief. On February 16, 2016, Costco filed a counterclaim, seeking injunctive relief and related, undefined damages, with respect to the allegedly inappropriate use by Intersections of a URL containing elements of both parties’ intellectual property. We believe that the Counterclaim is without merit and intends to vigorously defend those claims.

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of December 31, 2015, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above.

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

Other

We have entered into various software licenses, marketing and operational commitments for the next several years totaling $24.1 million as of December 31, 2015. We are in the process of renegotiating the minimum fixed fees and higher rates for lower volumes with certain of the credit bureaus. If we are not successful, we could continue to realize increased expenses for higher effective data rates in the year ending December 31, 2016.

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

The following table summarizes the non-income business tax liability activity during the years ended December 31, 2014 and 2015 (in thousands):

	Non-Income Business Tax Liability
	2014	2015
Balance, beginning of year	$553	$4,458
Additional expense for existing liabilities	3,905	322
Net expense for excise tax assessment	—	814
Payments	—	(2,167)
Balance, end of year	$4,458	$3,427

We formally appealed a portion of the liability for one state based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. In addition, in the year ended December 31, 2015, we received a draft assessment for excise taxes. We intend to appeal the assessment; however, we analyzed all the information available to us in order to make a determination of the probability of a loss including, but not limited to, the applicability of the specific excise tax laws to our transactions, technical merits, relevant historical data and the probability of settlement or sustaining in our favor upon appeal. Based on this analysis, we recorded an additional non-income business tax liability of $814 thousand, which is the estimable amount that we believe is probable under U.S. GAAP. We expect to resolve a majority of the remaining obligations and significantly reduce the liability in the year ending December 31, 2016 by a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

The variability of the inputs for the earn-out provisions in the business we acquired from Health at Work may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4.

Orders we place for the production of our Voyce hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. In the year ended December 31, 2015, we did not record a liability for any unconditional purchase obligations.

19. Other Long-Term Liabilities

The components of our other long-term liabilities were as follows:

	December 31, 2014	December 31, 2015
	(in thousands)
Deferred rent	$2,856	$2,387
Uncertain tax positions, interest and penalties not recognized	1,564	1,508
Accrued general and administrative expenses	125	76
Total other long-term liabilities	$4,545	$3,971

For additional information regarding the change in uncertain tax positions, see Note 15.

20. Stockholders’ Equity

Outstanding Securities

Our authorized capital stock consists of 50 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2014 and 2015, there were approximately 19.0 and 23.2 million shares, respectively, of our common stock outstanding and no shares of preferred stock outstanding. The board of directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. We do not have any outstanding warrants to purchase common shares. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

Unregistered Sale of Equity Securities

In the three months ended December 31, 2015, we entered into irrevocable subscription agreements with Loeb Holding Corporation, David A. McGough and investment funds affiliated with Osmium Partners, LLC for a private placement. Pursuant to the terms of the agreement, we issued 3.0 million shares of our common stock, at a price of $2.50 per share, and received aggregate gross proceeds of $7.5 million. The gross proceeds are intended for working capital and general corporate purposes.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2015, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we were prohibited from repurchasing any shares of common stock under the terms of the Loan Agreement.

During the years ended December 31, 2014 and 2015, we did not repurchase any shares of common stock. In the year ended December 31, 2015, we received 210 thousand shares of our common stock related to the liquidating distribution of WS Delaware, Inc. For additional information please see Notes 4 and 16. In addition, as a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 104 thousand in the year ended December 31, 2015.

Dividends

Under the Loan Agreement, we were prohibited from declaring and paying ordinary cash dividends, and we have not paid cash dividends since the three months ended March 31, 2014. In the year ended December 31, 2014, we declared and paid cash dividends of $0.20 per share for a total of $3.7 million.

Share Based Compensation

We currently issue equity and equity-based awards under the 2006 and 2014 Stock Incentive Plans (“the Plans”), and we have two inactive stock incentive plans, the 1999 Stock Option Plan and the 2004 Stock Option Plan. The total number of shares of common stock that may be issued under the Plans may not exceed 10.1 million. As of December 31, 2015 we have 1.9 million shares of common stock available for future grants of awards under the Plans, and awards for approximately 2.9 million shares are outstanding under all of our active and inactive plans. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Total share based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2014 and 2015 was $132 thousand and $37 thousand, respectively.

The following table summarizes our stock option activity:

	2014		2015			Weighted
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Term
					(in thousands)	(In years)
Outstanding, beginning of year	1,355,158	$6.49	871,321	$6.24
Granted	—	0.00	—	0.00
Canceled	(423,999)	7.46	(92,731)	13.64
Exercised	(59,838)	3.32	—	0.00
Outstanding, end of year	871,321	$6.24	778,590	$5.36	$—	3.44
Exercisable at end of the year	848,071	$6.04	778,590	$5.36	$—	3.44

There were no stock options granted during the years ended December 31, 2014 and 2015.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the year ended December 31, 2014 was $289 thousand. There were no options exercised during the year ended December 31, 2015.

As of December 31, 2015, there was no unrecognized compensation cost related to unvested stock option arrangements.

The following table summarizes information about employee stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(In years)
$0 — $5.00	507,820	3.30	$3.61	507,820	$3.61
$5.01 — $10.00	208,020	3.28	6.81	208,020	6.81
$10.01 — $15.00	62,750	5.14	14.68	62,750	14.68
	778,590	3.44	$5.36	778,590	$5.36

Restricted Stock Units and Restricted Stock Awards

Total share based compensation recognized for restricted stock units and restricted stock awards (“RSUs”), which is included in general and administrative expenses in our consolidated statements of operations, for the years ended December 31, 2014 and 2015 was $4.3 million and $4.7 million, respectively.

The following table summarizes our RSUs activity:

	2014		2015
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,884,913	$8.14	2,855,149	$5.26
Granted	2,456,876	$4.16	732,201	$3.14
Canceled (1)	(1,035,109)	$6.95	(757,416)	$5.67
Vested	(451,531)	$7.43	(662,722)	$5.80
Outstanding, end of year	2,855,149	$5.26	2,167,212	$4.24

(1)	Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 104 thousand in the year ended December 31, 2015.

The weighted average contractual life for RSUs for the years ended December 31, 2014 and 2015 was 3.0 years and 2.4 years, respectively.

As of December 31, 2015, there was $6.4 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Other

In addition to the unrecognized compensation cost related to unvested RSUs, we determined the majority of the earn-out provisions in the business we acquired from Health at Work in the year ended December 31, 2015 to be share based compensation expense. In the year ended December 31, 2015, we recorded $664 thousand of share based compensation expense, which is included in general and administrative expenses in our consolidated financial statements, and we estimate the remaining unrecognized compensation expense for the first one-year measurement period to be approximately $96 thousand. Additionally, we estimate the remaining unrecognized compensation expense for the second measurement period to be approximately $980 thousand. For additional information, please see Note 4.

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

The following table summarizes the operating results of the discontinued operations included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2015
Revenue	$57	$—
Loss from discontinued operations before income taxes	$(1,810)	$—
Income tax benefit	663	—
Loss from discontinued operations, net of tax	$(1,147)	$—

22. Major Clients

As discussed in Notes 1 and 2, we marketed credit and personal information and identity theft protection services to consumers through relationships with our financial institution clients. Revenue from subscribers obtained through our largest financial institution client, as a percentage of total consolidated revenue, was as follows:

	2014	2015
Bank of America	45%	46%

Accounts receivable related to this client totaled $8.3 million and $4.3 million at December 31, 2014 and 2015, respectively.

23. Segment and Geographic Information

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

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services and includes the health and wellness services business we acquired from Health at Work. Our Pet Health Monitoring segment includes the new pet health monitoring platform and information management service provided by our subsidiary, i4c, which does business as Voyce. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

The following tables set forth segment information as of and for the years ended December 31, 2014 and 2015:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Year Ended December 31, 2014
Net revenue	$228,099	$16,633	$—	$1,910	$—	$246,642
Depreciation	4,791	222	89	142	412	5,656
Amortization	2,946	461	—	—	—	3,407
Income (loss) from operations	20,943	(21,051)	(13,488)	(247)	(28,517)	(42,360)
Year Ended December 31, 2015
Revenue	$188,529	$13,298	$53	$1,947	$—	$203,827
Depreciation	4,285	234	1,204	79	175	5,977
Amortization	93	545	49	—	—	687
Income (loss) from operations	23,417	(9,667)	(18,112)	(584)	(33,308)	(38,254)

We recorded a non-cash goodwill impairment of $25.8 million and $10.3 million in the years ended December 31, 2014 and 2015, respectively, which increased the loss from continuing operations. For additional information, please see Note 12.

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
As of December 31, 2014
Property and equipment, net	$9,535	$912	$3,928	$95	$294	$14,764
Total assets	$40,635	$25,431	$7,181	$483	$30,851	$104,581
As of December 31, 2015
Property and equipment, net	$8,843	$549	$3,702	$209	$135	$13,438
Total assets	$33,056	$16,074	$9,408	$685	$10,807	$70,030

The decrease in total assets in the year ended December 31, 2015 is primarily due to the establishment of a valuation allowance on our net deferred tax assets and the remeasurement of our cost method investment after the acquisition of White Sky. For additional information, please see Notes 4 and 15.

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the year ended December 31, 2014	$217,220	$29,422	$246,642
For the year ended December 31, 2015	$186,316	$17,511	$203,827

24. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2014:
Revenue	$65,959	$64,313	$59,814	$56,556
Loss from operations	(1,898)	(2,569)	(9,260)	(28,633)
Loss from continuing operations before income taxes	(1,840)	(3,026)	(9,756)	(29,011)
Net loss	(2,784)	(2,035)	(3,906)	(21,969)
Basic and diluted loss per common share	$(0.15)	$(0.11)	$(0.21)	$(1.19)
Year ended December 31, 2015:
Revenue	$55,512	$51,968	$48,939	$47,408
Loss from operations	(1,509)	(11,067)	(6,575)	(19,103)
Loss from continuing operations before income taxes	(1,695)	(11,036)	(6,711)	(18,944)
Net loss	(1,224)	(24,840)	(4,328)	(14,096)
Basic and diluted loss per common share	$(0.06)	$(1.28)	$(0.22)	$(0.68)

We recorded a non-cash goodwill impairment of $25.8 million and $10.3 million in the years ended December 31, 2014 and 2015, respectively, which increased the loss from continuing operations. For additional information, please see Note 12.

25. Subsequent Events

On March 21, 2016, we and our subsidiaries entered into a credit agreement (“Credit Agreement”) with Crystal Financial SPV LLC. In connection with the Credit Agreement, we and our subsidiaries also entered into various security agreements. The Credit Agreement provides for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019 unless the facility is otherwise terminated pursuant to the terms of the Credit Agreement. Amounts borrowed will bear interest, payable monthly, at the greater of 10.5% or LIBOR plus 10%. Beginning June 30, 2016, the aggregate principal amount outstanding must be repaid in the amount of $1.3 million per quarter. Additionally, beginning December 31, 2016, we are required to make a prepayment equal to 50% of our excess cash flows (as defined in the Credit Agreement) at each fiscal year end. Certain events also require prepayments including, but not limited to, proceeds received from certain tax refunds, asset dispositions, extraordinary receipts and equity issuances, except for proceeds from the sale of up to 20% of the equity of our subsidiary, i4c, which may be reinvested in the business of i4c. The Credit Agreement also contains customary covenants and events of default. Finally, we are required to maintain a minimum cash on hand (as defined in the Credit Agreement) of at least 40% of the total amount outstanding under the term loan, and we are required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Credit Agreement) as well as consolidated EBITDA of the core business (as defined in the Credit Agreement as including us and all of our subsidiaries, excluding i4c). Please refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information about our credit facility.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Allowance	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
Year Ended December 31, 2014	$26	$11	$(32)	$5
Year Ended December 31, 2015	$5	$162	$(52)	$115

Allowance for deferred tax assets not expected to be realized:
Year Ended December 31, 2014	$5,703	$214	$(244)	$5,673
Year Ended December 31, 2015	$5,673	$18,604	$(4,464)	$19,813

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC. (Registrant)

By:	/s/ Michael R. Stanfield
Name: Michael R. Stanfield
Title: Chief Executive Officer

Date: March 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2016
Michael R. Stanfield

/s/ Ronald L. Barden	Chief Financial Officer	March 22, 2016
Ronald L. Barden

/s/ Tracy M. Ward	Vice President (Principal Accounting Officer)	March 22, 2016
Tracy M. Ward

/s/ John M. Albertine	Director	March 22, 2016
John M. Albertine

/s/ Thomas G. Amato	Director	March 22, 2016
Thomas G. Amato

/s/ H. Stephen Bartlett	Director	March 22, 2016
H. Stephen Bartlett

/s/ James L. Kempner	Director	March 22, 2016
James L. Kempner

/s/ Thomas L. Kempner	Director	March 22, 2016
Thomas L. Kempner

/s/ Bruce L. Lev	Director	March 22, 2016
Bruce L. Lev

/s/ John H. Lewis	Director	March 22, 2016
John H. Lewis

/s/ David A. McGough	Director	March 22, 2016
David A. McGough