Form 10-Q
period 2016-03-31
INTERSECTIONS INC
filed 2016-05-16
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016 there were 27,206,644 shares of common stock, $0.01 par value, issued and 23,653,406 shares outstanding, with 3,553,238 shares of treasury stock.

Form 10-Q

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUE:
Services	$45,638	$55,510
Hardware	10	2
Net revenue	45,648	55,512
OPERATING EXPENSES:
Marketing	4,565	5,631
Commission	11,221	13,836
Cost of services revenue	14,690	17,798
Cost of hardware revenue	108	47
General and administrative	17,146	18,293
Depreciation	1,657	1,297
Amortization	192	119
Total operating expenses	49,579	57,021
LOSS FROM OPERATIONS	(3,931)	(1,509)
Interest expense	(242)	(104)
Other expense, net	(86)	(82)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,259)	(1,695)
INCOME TAX (EXPENSE) BENEFIT	(7)	471
NET LOSS	$(4,266)	$(1,224)

Net loss per common share—basic and diluted	$(0.19)	$(0.06)
Weighted average common shares outstanding—basic and diluted	22,887	18,837

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,949	$11,471
Accounts receivable, net of allowance for doubtful accounts of $123 (2016) and $115 (2015)	9,101	8,163
Prepaid expenses and other current assets	8,306	7,524
Inventory, net	2,177	2,253
Income tax receivable	6,905	7,730
Deferred subscription solicitation and commission costs	5,469	6,961
Total current assets	58,907	44,102
PROPERTY AND EQUIPMENT, net	13,448	13,438
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	1,501	1,693
OTHER ASSETS	1,365	1,034
TOTAL ASSETS	$84,984	$70,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,311	$3,207
Accrued expenses and other current liabilities	15,849	15,845
Accrued payroll and employee benefits	4,272	7,091
Commissions payable	382	375
Current portion of long-term debt, net	7,283	—
Capital leases, current portion	652	631
Deferred revenue	4,340	2,380
Total current liabilities	37,089	29,529
LONG-TERM DEBT, net	10,914	—
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	1,089	1,147
OTHER LONG-TERM LIABILITIES	3,848	3,971
DEFERRED TAX LIABILITY, net	1,905	1,905
TOTAL LIABILITIES	54,845	36,552
COMMITMENTS AND CONTINGENCIES (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 26,961 (2016) and 26,730 (2015); shares outstanding 23,437 (2016) and 23,236 (2015)	270	267
Additional paid-in capital	138,714	137,705
Treasury stock, shares at cost; 3,524 (2016) and 3,494 (2015)	(33,717)	(33,632)
Accumulated deficit	(75,128)	(70,862)
TOTAL STOCKHOLDERS’ EQUITY	30,139	33,478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,984	$70,030

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,266)	$(1,224)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation	1,657	1,297
Amortization	192	119
Deferred income tax, net	—	(734)
Amortization of debt issuance cost	120	22
Provision for doubtful accounts	19	(2)
Loss on disposal of fixed assets	—	61
Share based compensation	1,155	1,574
Amortization of deferred subscription solicitation costs	3,930	4,321
Changes in assets and liabilities:
Accounts receivable	(958)	422
Prepaid expenses and other current assets	(408)	978
Inventory, net	76	(383)
Income tax receivable, net	825	1,770
Deferred subscription solicitation and commission costs	(2,437)	(5,226)
Other assets	(418)	188
Accounts payable	988	(509)
Accrued expenses and other current liabilities	93	272
Accrued payroll and employee benefits	(2,892)	(1,209)
Commissions payable	7	(60)
Deferred revenue	1,961	(394)
Other long-term liabilities	(123)	(93)
Cash flows (used in) provided by operating activities	(479)	1,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the business acquired from Health at Work Wellness Actuaries LLC	—	(1)
Increase in restricted cash	(375)	—
Acquisition of property and equipment	(1,503)	(1,923)
Cash flows used in investing activities	(1,878)	(1,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	20,000	—
Cash paid for debt issuance costs	(1,835)	—
Capital lease payments	(174)	(197)
Withholding tax payment on vesting of restricted stock units and stock option exercises	(156)	(317)
Cash flows provided by (used in) financing activities	17,835	(514)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,478	(1,248)
CASH AND CASH EQUIVALENTS — Beginning of period	11,471	11,325
CASH AND CASH EQUIVALENTS — End of period	$26,949	$10,077
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$137	$—
Equipment additions accrued but not paid	$141	$251
Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$73	$294
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$83	$58
Shares issued in the business acquired from Health at Work Wellness Actuaries LLC	$—	$1,551

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Business

Our business uses data to help consumers reduce risk through subscription services. We operate in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including, but not limited to, legal, human resources, finance and internal audit expenses that have not been attributed to a particular segment continue to be reported in our Corporate business unit.

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to organizations responding to compromises of sensitive personal information and other customer and employee data. We help these clients notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We are continuing to develop innovative new services to add to our IDENTITY GUARD® portfolio and address the increasing awareness by consumers of the risks associated with their personal information. We have a dual go-to-market strategy in the U.S. and Canada, through partner marketing and direct-to-consumer marketing through search and display messaging. Our growth strategy in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, and growing our partner marketing and distribution relationships in the U.S. and Canada. Our long-standing marketing relationship in Canada has been in place for more than a decade to leverage access to large partners through our marketing partner’s core loyalty offerings to reach new subscribers for our products and services.

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers and employers use insurance and other services to manage various personal risks and achieve personal goals, including wellness-driven health plans and engagement programs. Some of our legacy subscriber portfolios have been cancelled, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new health and wellness products and services, as well as expanding into new marketing channels, to generate additional revenue.

Our Pet Health Monitoring segment provides health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c Innovations Inc. (“i4c”), which does business as Voyce. VOYCE® is our pet health monitoring platform and information management service that collects, translates, monitors and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. The data we provide includes key animal vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, distance traveled and caloric burn. This data enables owners and their veterinarian health advisors to monitor their pets remotely, thus replacing subjective observation-based reports from the pet owner with objective biometric data. At home, remote monitoring through VOYCE® enhances pet care by providing important information to the hospital to help identify medical concerns, to monitor the efficacy of treatments and to provide better management of ongoing conditions. We provide valuable data and insight to owners and veterinarians in a manner we believe never previously available. Data collected from our Health Monitor is translated and coupled with content written by top pet and veterinary experts exclusively for VOYCE® to create a professional, highly relevant and personalized customer experience. The interactive platform also offers several features including, but not limited to, the ability to store medical records, set reminders, and create and track goals. The VOYCE® Health Monitor is designed with the pet’s comfort in mind. It collects pet wellness and vital sign indication data using proprietary, non-invasive, radio frequency based technology, together with an accelerometer, an onboard microcomputer and specialized algorithms. This data is transmitted from the Health Monitor to our cloud based system via Wi-Fi, where it is translated, stored and available to be viewed by the pet owner or veterinarian. We continue to contract with veterinarian hospitals and offer training and onboarding programs to effectively deploy the service.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, and in management’s opinion reflect all normal and recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries. In the three months ended March 31, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three months ended March 31, 2015 have been recast to reflect this allocation. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows.

Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, as filed in our Annual Report on Form 10-K.

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

Restricted Cash

We classify cash as restricted when the cash is unavailable for withdrawal or usage for general operations. Our restricted cash represents cash collateral to one commercial bank for corporate credit cards and electronic payments. Restricted cash is included in prepaid expenses and other current assets in our condensed consolidated balance sheets.

Revenue Recognition

We recognize revenue on 1) identity theft protection services, 2) insurance services, 3) other monthly membership products and transaction services and 4) the pet wellness products and services.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees billed by our clients are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. Subscription fees billed by us are generally billed directly to the subscriber’s credit card except for arrangements under which subscription fees are paid to us by our clients on behalf of the subscriber. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions typically are offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

Identity Theft Protection Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our clients and paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from organizations are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement, which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and the service is earned over the year. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscriptions with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro-rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our historical experience. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.

We record revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We also provide services for which certain clients are the primary obligors directly to their customers. We record revenue in the amount that we bill certain clients, and not the amount billed to their customers, when our client is the primary obligor, establishes the price to the customer and bears the credit risk.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2016 and December 31, 2015 totaled $459 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

Consulting services, primarily from our Insurance and Other Consumer Services segment, are offered to customers primarily on a fixed fee, retainer or commission basis. We recognize revenue from our consulting services when: a) persuasive evidence of an arrangement exists as we maintain contracts or electronic communication documenting the agreement, b) performance has occurred, c) the seller’s price to the buyer is fixed as the price of the services is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced through a strong history of payment by our customers with no significant write-offs. We record revenue on a gross basis in the amount that we bill the customer when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear credit risk for the amount billed to the customer. We generally record the net amount as commissions earned if we do not serve as the primary obligor and do not have latitude in establishing prices.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Pet Wellness Products and Services

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the VOYCE® and VOYCE PRO™ subscription monitoring services and shipping and handling costs. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain electronic confirmations with individual purchasers, b) delivery of the product and service has occurred, c) the seller’s price to the buyer is fixed, stated refund privileges, if any, have lapsed and the price of the product is agreed to by the customer as a condition of the sales transaction and d) collectability is reasonably assured as individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period. As VOYCE® and VOYCE PRO™ are new products and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until stated refund privileges, in any, lapse. Due to the deferral period, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges in order to reevaluate the deferral periods.

In accordance with U.S. GAAP, cost of hardware revenue is also deferred over the respective revenue deferral periods, and the expense is recorded in the same period as the associated revenue. The deferred cost of hardware revenue is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. Free trials with no future service agreement are recognized immediately as expense under cost of service and hardware revenue in our condensed consolidated statements of operations.

We classify and recognize amounts billed to customers related to shipping and handling as hardware revenue and amounts incurred related to shipping and handling as cost of hardware revenue in our condensed consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long-Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky, Inc. and Habits at Work in 2015 as well as our prior acquisition of Intersections Insurance Services Inc. in 2006. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units.

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

As of March 31, 2016, goodwill of $2.5 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we may include certain items treated as discrete events to arrive at an estimated overall tax amount.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt agreements. The effective interest rate applied to the amortization is reviewed periodically and may change if actual principal repayments of the term loan differ from estimates. In accordance with U.S. GAAP, short-term and long-term debt are presented net of the unamortized debt issuance costs on our condensed consolidated balance sheets.

Classification of Debt

Pursuant to the Credit Agreement, we are required to make certain prepayments on our term loan with Crystal Financial SPV LLC in addition to scheduled quarterly repayments, including but not limited to proceeds received from certain tax refunds, asset dispositions, extraordinary receipts, excess cash flows (as defined in the Credit Agreement) and equity issuances, except for proceeds from the sale of up to 20% of the equity of our subsidiary, i4c, which may be invested in the business of i4c. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months are classified as the current portion of long-term debt on our condensed consolidated financial statements, net of unamortized debt issuance costs to be amortized in the next twelve months based on the current effective interest rate applied.

3.	Accounting Standards Updates

Accounting Standards Updates Recently Adopted

In February 2015, an update was made to “Amendments to the Consolidation Analysis.” The amendments in this update change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Affected entities include limited partnerships and similar legal entities, as well as reporting entities that are involved with variable interest entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. We adopted the provisions of this update as of January 1, 2016 and there was no material impact to our condensed consolidated financial statements.

In April 2015, an update was made to “Interest—Imputation of Interest.” To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, an update was issued to add guidance for debt issuance costs related to line-of-credit arrangements. The update allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. This guidance in both updates is effective for annual and interim periods beginning after December 15, 2015, and should be applied retrospectively. We adopted the provisions of this update as of January 1, 2016 and did not have retrospective adjustments, as debt issuance costs were related to an undrawn line of credit. Prospectively, we recorded the debt issuance costs incurred from the execution of the Credit Agreement as a direct reduction to the carrying value of the debt liability. For additional information, please see Note 16.

In September 2015, an update was made to “Business Combinations.” The amendments in this update require that adjustments to provisional amounts that are identified during the measurement period should be recognized in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Further, the amendments require the entity to disclose the portions of the amount recorded in current-period earnings by line item what would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for annual periods, and the interim periods within those years, beginning after December 15, 2015, and should be applied prospectively. We adopted the provisions of this update as of January 1, 2016 and there was no material impact to our condensed consolidated financial statements.

In March 2016, an update was made to “Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments.” The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments in this update are effective for annual periods, and the interim periods within those years, beginning after December 15, 2016, and should be applied on a modified retrospective basis. Early adoption is permitted. We adopted the provisions of this update as of January 1, 2016 and there was no material impact to our condensed consolidated financial statements.

Accounting Standards Updates Not Yet Effective

In May 2014, an update was made to “Revenue Recognition.” The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an update was issued which deferred the effective date of the May 2014 update by one year. In March 2016, an update was issued to clarify the guidance regarding principal versus agent considerations. The amendments in these updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying these updates recognized at the date of initial application. We will adopt the provisions of these updates as of January 1, 2018 and we are currently in the process of evaluating the impact, if any, to our condensed consolidated financial statements.

In August 2014, an update was made to “Presentation of Financial Statements—Going Concern.” The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We will adopt the provisions of this update as of December 31, 2016 and do not anticipate a material impact to our condensed consolidated financial statements.

In January 2016, an update was made to “Financial Instruments—Overall.” The amendments in this update provide guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the amendments clarify guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this update are effective for the annual periods, and the interim periods within those years, ending after December 15, 2017, and early adoption is permitted. We will adopt the provisions of this update as of January 1, 2018 and we are currently in the process of evaluating the impact, if any, to our condensed consolidated financial statements.

In February 2016, an update was made to “Leases.” The primary amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2018, and should be applied on a modified retrospective basis. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption, if any, to our condensed consolidated financial statements.

In March 2016, an update was made to “Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC 815 does not, in and of itself, require dedesignation of that hedging relationship. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2016, and may be applied on either a prospective or modified retrospective basis. Early adoption is permitted. We will adopt the provisions of this update as of January 1, 2017 and do not anticipate a material impact to our condensed consolidated financial statements.

In March 2016, an update was made to “Compensation—Stock Compensation.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption, if any, to our condensed consolidated financial statements.

We reviewed other recently issued accounting pronouncements and determined that they are not applicable to our business.

4.	Business Acquisitions

Health at Work Wellness Actuaries LLC (“Habits at Work”)

On March 3, 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired the business from Habits at Work. Habits at Work designs wellness-driven health plans and engagement programs for employers, insurers and wellness groups.

Our acquisition of the business from Habits at Work aligns with our growth strategy to build our Insurance and Other Consumer Services segment through a combination of innovative insurance and non-insurance services for consumers, employers and the insurance industry. In connection with this acquisition, we issued 413 thousand shares of common stock to Habits at Work. The following table summarizes the consideration transferred to Habits at Work (in thousands):

Common stock	$1,551
Cash	1
Fair value of total consideration transferred	$1,552

We are obligated under the asset purchase agreement to make aggregate earn-out payments to the members of Habits at Work during three one-year measurement periods from March 1, 2015 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement. In accordance with U.S. GAAP, we record the earn-out payments as post-combination share based compensation expense based upon the grant date share price of our common stock of $3.75, which is recognized pro-rata over the requisite service period and included in general and administrative expenses in our Insurance and Other Consumer Services segment. The earn-out is subject to performance and service vesting conditions and is payable in stock and a portion in cash, depending on the market price of the stock in accordance with the asset purchase agreement. We estimated the expense for both the equity and liability awards, and because vesting and other conditions may impact the number of common shares issued, the amount of future share based compensation expense may vary based upon those conditions.

As of March 31, 2016, we owed approximately 230 thousand shares of our common stock and an additional $64 thousand in cash related to the earn-out payment for the first one-year measurement period. As of March 31, 2016, we expect the value of the earn-out payment for the second measurement period to be approximately $1.0 million, which includes an estimated cash payment of $147 thousand. In the three months ended March 31, 2016 and 2015, we recorded share based compensation expense in relation to this agreement of $305 thousand and $80 thousand, respectively, and we estimate the remaining unrecognized compensation expense for the second measurement period to be approximately $1.1 million. Due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the value of the earn-out payment, cash liability and unrecognized compensation expense for the third measurement period from March 1, 2017 through February 28, 2018. The variability of the inputs in the second and third measurement periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment.

In accordance with U.S. GAAP, we used the acquisition method of accounting, which requires that assets acquired, including intangible assets, be recognized at their fair value as of the acquisition date. The determination was made by management through various means, primarily by obtaining a third party valuation of identifiable intangible assets acquired.

The following table summarizes the final fair values of the assets acquired at the date of acquisition (in thousands):

Technology related intangible asset	$882
Marketing related intangible asset	43
Furniture and fixtures, net	3
Deferred tax liability	(369)
Total identifiable net assets	559
Goodwill	993
Net assets acquired	$1,552

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Insurance and Other Consumer Services segment and is not expected to be deductible for income tax purposes. Acquisition-related costs in connection with the Habits at Work transaction for the three months ended March 31, 2015 were $81 thousand and are included in general and administrative expenses in our condensed consolidated statements of operations.

The financial impact of the acquisition of Habits at Work is not material to our condensed consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented.

White Sky, Inc. (“White Sky”)

In June 2015, we acquired all of the assets and certain liabilities of White Sky. White Sky innovates and develops easy-to-use consumer authentication and e-commerce solutions. Our acquisition of the business from White Sky provides opportunities to expand product integration as well as development, marketing and operational efficiencies in our Personal Information Services segment.

Under the terms of the purchase agreement, White Sky is required to make liquidating distributions to its shareholders, including us, in accordance with the preferences set forth in White Sky’s Eighth Amended and Restated Certificate of Incorporation (the “distributions”). The distributions were not made as of the first reporting date, and therefore we estimated the cash distribution amounts in order to calculate the purchase price and fair value of the acquisition. As a result, actual variance to our estimated distribution amounts may result in adjustments to the allocation of the purchase price during the remainder of the measurement period. In connection with this acquisition, and subject to post-closing adjustments in accordance with the asset purchase agreement, we issued 353 thousand shares of common stock to White Sky and received 210 thousand shares of our common stock as a liquidating distribution during the year ended December 31, 2015. The following table summarizes the estimated purchase price transferred to White Sky (in thousands):

Common stock, net of distribution of $624 thousand	$576
Cash, net of estimated distribution of $405 thousand	796
Fair value of estimated purchase price transferred	1,372
Fair value of previously held equity interest in White Sky	1,029
$2,401

In accordance with U.S. GAAP, we used the acquisition method of accounting, which requires that assets acquired, including intangible assets, be recognized at their fair value as of the acquisition date. The estimated determination was made by management through various means, primarily by obtaining a third party valuation of identifiable intangible assets acquired. We have preliminarily recorded our best estimates of the fair values of the assets acquired and the identifiable intangible assets. We continue to evaluate and gather information on the closing balance sheet, including estimated distributions to be made to us by White Sky that existed at the acquisition date. As of March 31, 2016, there were no material changes to the closing balance sheet; however, we may make changes to the amounts recorded during the remainder of the measurement period. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Technology related intangible assets	$240
Customer related intangible assets	140
Marketing related intangible assets	110
Debt-free net working capital	104
Furniture and fixtures, net	90
Deposits	52
Equipment loans	(25)
Total identifiable net assets	711
Goodwill	1,690
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

For the three months ended March 31, 2016 and 2015, options to purchase common stock and unvested restricted stock units estimated to be 3.0 million and 4.5 million shares, respectively, were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Net loss—basic and diluted	$(4,266)	$(1,224)

Weighted average common shares outstanding—basic	22,887	18,837
Dilutive effect of common stock equivalents	—	—
Weighted average common shares outstanding—diluted	22,887	18,837

Net loss per common share—basic and diluted	$(0.19)	$(0.06)

6.	Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. As of March 31, 2016, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the three months ended March 31, 2016 or in the year ended December 31, 2015. We did not hold any significant instruments that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy as of December 31, 2015. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 11.

7.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Prepaid services	$745	$709
Other prepaid contracts	3,520	3,416
Restricted cash	375	—
Other	3,666	3,399
Total	$8,306	$7,524

8.	Inventory

We had an inventory balance of $2.2 million as of March 31, 2016, which included $1.8 million of finished goods and $358 thousand of raw materials for our Pet Health Monitoring segment. We had an inventory balance of $2.3 million as of December 31, 2015, which included $1.9 million of finished goods and $358 thousand of raw materials for our Pet Health Monitoring segment. We did not record a charge for excess or obsolete inventory in the three months ended March 31, 2016 and 2015.

9.	Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation and commission costs included in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 were $5.5 million and $7.0 million, respectively. Amortization of deferred subscription solicitation and commission costs, which is included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended March 31, 2016 and 2015 was $3.9 million and $4.3 million, respectively. Marketing costs expensed as incurred, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended March 31, 2016 and 2015 were $953 thousand and $1.6 million, respectively.

10.	Property and Equipment

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2016	2015
	(In thousands)
Machinery and equipment	$16,919	$16,507
Software	19,784	19,716
Software development-in-progress (1)	1,758	584
Furniture and fixtures	1,406	1,406
Leasehold improvements	3,622	3,610
	43,489	41,823
Less: accumulated depreciation	(30,041)	(28,385)
Property and equipment — net	$13,448	$13,438

(1)	Includes costs associated with software projects which were still in the application development stage as of March 31, 2016 and December 31, 2015 and as such, were not being amortized.

Depreciation of property and equipment for the three months ended March 31, 2016 and 2015 was $1.7 million and $1.3 million, respectively. We had no retirements of property and equipment in the three months ended March 31, 2016. In the three months ended March 31, 2015, we had retirements that reduced our property and equipment and accumulated depreciation balances by $781 thousand.

We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the three months ended March 31, 2016 and 2015. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Activity in our internally developed capitalized software during the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2015	$14,582	$(6,880)	$7,702
Depreciation expense	—	(919)	(919)
Balance at March 31, 2016	$14,582	$(7,799)	$6,783
Balance at December 31, 2014	$13,754	$(11,169)	$2,585
Additions	1,220	—	1,220
Depreciation expense	—	(397)	(397)
Balance at March 31, 2015	$14,974	$(11,566)	$3,408

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining nine months ending December 31, 2016	$2,692
For the years ending December 31:
2017	3,029
2018	1,062
Total	$6,783

11.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of March 31, 2016 and December 31, 2015:
Gross carrying amount	33,056	12,862	1,390	47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	$7,219	$2,544	$—	$9,763

During the three months ended March 31, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Our intangible assets consisted of the following (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,666)	$—	$208
Marketing related	3,336	(3,088)	—	248
Technology related	4,068	(3,023)	—	1,045
Total amortizable intangible assets	$46,278	$(44,777)	$—	$1,501

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,552)	$—	$322
Marketing related	3,336	(3,069)	—	267
Technology related	4,068	(2,964)	—	1,104
Total amortizable intangible assets	$46,278	$(44,585)	$—	$1,693

During the three months ended March 31, 2016 and year ended December 31, 2015, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of two to ten years. For the three months ended March 31, 2016 and 2015, we had an aggregate amortization expense of $192 thousand and $119 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2016	$391
For the years ending December 31:
2017	363
2018	257
2019	196
2020	147
Thereafter	147
Total	$1,501

12.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Accrued marketing	$628	$1,106
Accrued cost of sales, including credit bureau costs	9,184	7,551
Accrued general and administrative expense and professional fees	1,512	2,712
Insurance premiums	459	444
Estimated liability for non-income business taxes	3,460	3,427
Other	606	605
Total	$15,849	$15,845

We are subject to certain non-income (or indirect) business taxes in various state and other jurisdictions. In the three months ended March 31, 2016, we increased our estimated liability for non-income business taxes by approximately $33 thousand, primarily from additional accruals of $54 thousand for existing unresolved estimated liabilities in certain jurisdictions, partially offset by cash payments of $21 thousand to state taxing authorities. We continue to correspond with the applicable authorities in an effort toward resolution in the remainder of the year ending December 31, 2016. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. In addition, during the three months ended March 31, 2016, we paid $63 thousand related to the consent order we entered into with the Consumer Financial Protection Bureau (the “CFPB”) in July 2015. For additional information related to the non-income business taxes and the consent order, please see Note 14.

13.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Accrued payroll	$105	$782
Accrued benefits	1,797	2,161
Accrued severance	2,370	4,148
Total accrued payroll and employee benefits	$4,272	$7,091

In 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment (the “Restructuring Plan”). The Restructuring Plan consisted primarily of a workforce reduction, including changes in key leadership positions, and was substantially completed in December 2015. We made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives.

The following table summarizes the non-restructuring and restructuring activity during the three months ended March 31, 2016 and 2015 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Severance	Total Accrued Severance
Balance at December 31, 2015	$3,957	$191	$4,148
Adjustments to expense	6	(182)	(176)
Payments	(1,593)	(9)	(1,602)
Balance at March 31, 2016	$2,370	$—	$2,370
Balance at December 31, 2014	$65	$2,493	$2,558
Adjustments to expense	275	4	279
Payments	(91)	(2,022)	(2,113)
Balance at March 31, 2015	$249	$475	$724

We expect to pay the majority of the remaining severance liability in the remainder of the year ending December 31, 2016.

14.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining nine months ending December 31, 2016	$2,333	$560
For the years ending December 31:
2017	3,095	695
2018	3,079	557
2019	1,410	35
2020	42	35
Thereafter	—	8
Total minimum lease payments	$9,959	1,890
Less: amount representing interest		(149)
Present value of minimum lease payments		1,741
Less: current obligation		(652)
Long-term obligations under capital lease		$1,089

During the three months ended March 31, 2016, we entered into additional capital lease agreements for approximately $137 thousand. We recorded the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheets. We did not enter into any additional capital lease agreements during the three months ended March 31, 2015. Rental expenses included in general and administrative expenses for the three months ended March 31, 2016 and 2015 were $712 thousand and $651 thousand, respectively.

Legal Proceedings

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the three months ended March 31, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. We also recently submitted an amended compliance plan to the CFPB.

In July 2015, Costco Wholesale Corporation elected not to renew an agreement for Intersections to provide an identity protection service to its customers. On January 20, 2016, Intersections filed a Notice of Arbitration with respect to claims by Intersections against Costco arising from certain actions of Costco related to the marketing of its new identity protection service, which Intersections alleges violated the agreement and applicable law. Intersections is seeking damages in excess of $2 million, and injunctive relief. On February 16, 2016, Costco filed a counterclaim, seeking injunctive relief and related, undefined damages, with respect to the allegedly inappropriate use by Intersections of a URL containing elements of both parties’ intellectual property. We believe that the counterclaim is without merit and intend to vigorously defend those claims.

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of March 31, 2016, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above.

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

Other

We analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. The following table summarizes the non-income business tax liability activity during the three months ended March 31, 2016 and 2015 (in thousands):

	Non-Income Business Tax Liability
	2016	2015
Balance, January 1	$3,427	$4,458
Additions to existing liabilities	54	202
Payments	(21)	(863)
Balance, March 31	$3,460	$3,797

We formally appealed a portion of the liability for one state based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. We continue to correspond with the applicable authorities in an effort toward resolution in the remainder of the year ending December 31, 2016 using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

In April 2016, we entered into a new contract with a data analytics company, pursuant to which we agreed to a minimum, non-refundable payment of $500 thousand in each of the next five years, beginning in the year ending December 31, 2016.

The variability of the inputs for the earn-out provisions in the business we acquired from Habits at Work may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4.

Orders we place for the production of our Voyce hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations exclude agreements that are cancelable by us without penalty. In the three months ended March 31, 2016, we did not record a liability for any unconditional purchase obligations.

15.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Deferred rent	$2,259	$2,387
Uncertain tax positions, interest and penalties not recognized	1,522	1,508
Accrued general and administrative expenses	67	76
Total other long-term liabilities	$3,848	$3,971

16.	Debt and Other Financing

On March 21, 2016, we and our subsidiaries entered into a credit agreement (“Credit Agreement”) with Crystal Financial SPV LLC. In connection with the Credit Agreement, we and our subsidiaries also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The Credit Agreement provides for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019, unless the facility is otherwise terminated pursuant to the terms of the Credit Agreement.

Amounts borrowed under the Credit Agreement bear interest, payable monthly, at the greater of LIBOR plus 10% per annum or 10.5% per annum. Beginning June 30, 2016, the aggregate principal amount outstanding must be repaid in quarterly installments of $1.3 million. Additionally, beginning December 31, 2016, we are required to make a prepayment equal to 50% of our excess cash flows (as defined in the Credit Agreement) at each fiscal year end. Based on our operations to date and cash flow forecasts, we are not expecting to make an excess cash flow payment for the year ending December 31, 2016. Certain events also require prepayments including, but not limited to, proceeds received from certain tax refunds, asset dispositions, extraordinary receipts and equity issuances, except for proceeds from the sale of up to 20% of the equity of our subsidiary, i4c, which may be reinvested in the business of i4c. Prepayments on the term loan, excluding required quarterly minimum payments, excess cash flow and certain tax refunds, are subject to a maximum early termination fee of 5% of the principal amount repaid in the first year, 3% in the second year, and no fees thereafter. Once amounts borrowed have been paid or prepaid, they may not be reborrowed. Minimum required maturities are as follows (in thousands):

For the remaining nine months ending December 31, 2016	$3,750
For the years ending December 31:
2017	5,000
2018	5,000
2019	6,250
Total outstanding	$20,000

As of March 31, 2016, $20.0 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs of $1.8 million on our condensed consolidated balance sheets in accordance with U.S. GAAP. As of March 31, 2016, $7.3 million is classified as short-term, which includes the minimum maturities as well as our estimated required prepayments, as described above.

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments including a prohibition of any capital contributions to our subsidiary i4c other than from $15.0 million of the proceeds of the term loan made on the closing date and fair and reasonable allocation of overhead and administrative expenses; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than parties to the Credit Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes a guarantor and enters into certain security documents. As of March 31, 2016, we were in compliance with all such covenants.

The Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. The Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items) and specified Core Business consolidated EBITDA (as defined in the agreement as including us and all of our subsidiaries except for i4c).

The Credit Agreement replaces our loan agreement with Silicon Valley Bank, dated October 7, 2014, which was scheduled to mature on October 7, 2016. The loan agreement, which provided for a revolving credit facility of $5.0 million, was terminated effective March 21, 2016. There were no amounts outstanding at that time.

17.	Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2016 and 2015 was (0.2)% and 27.8%, respectively. The significant decrease from the comparable period is primarily due to the change in the valuation allowance.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine whether, on a more likely than not basis, some or all of our deferred tax assets will not be realized and, therefore, establish a valuation allowance. We continued to evaluate all significant positive and negative evidence including, but not limited to, triggering a three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. We were not able to recognize a net tax benefit associated with our pre-tax loss in the three months ended March 31, 2016, as there has been no change to the conclusion from the year ended December 31, 2015 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

The amount of deferred tax assets considered realizable as of March 31, 2016 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of March 31, 2016 relates to an indefinite-lived intangible.

There were no material changes to our uncertain tax positions during the three months ended March 31, 2016 and 2015.

18.	Stockholders’ Equity

Share Based Compensation

We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”), and we have three inactive stock incentive plans: the 1999 Stock Option Plan, the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. The total number of shares of common stock that may be issued under the Plan may not exceed 3.0 million. As of March 31, 2016 we have 1.9 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 2.3 million shares are outstanding under all of our active and inactive plans. In April 2016, our Board of Directors approved, and recommended that our stockholders approve, an amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.5 million shares, from 3.0 million shares to 5.5 million shares. We are seeking stockholder approval of this amendment at our Annual Meeting of Stockholders scheduled to be held on May 25, 2016. If approved by our stockholders, the proposed amendment will automatically become effective upon approval. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Restricted stock units in the Plan that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

There were no stock options granted or exercised during the three months ended March 31, 2016 and 2015. The following table summarizes the activity of our restricted stock units and restricted stock awards (together, “RSUs”):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	2,167,212	$4.24
Granted	40,000	2.83
Canceled (1)	(377,582)	4.90
Vested	(131,216)	5.72
Outstanding at March 31, 2016	1,698,414	$3.94

(1)

Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 30 thousand in the three months ended March 31, 2016.

Total share based compensation expense recognized for stock options and RSUs, which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended March 31, 2016 and 2015 was $850 thousand and $1.6 million, respectively.

As of March 31, 2016, there was $5.5 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

In addition to the unrecognized compensation cost related to unvested RSUs, we determined the majority of the earn-out provisions in the business we acquired in March 2015 from Habits at Work to be share based compensation expense. In the three months ended March 31, 2016, we recorded share based compensation expense of $305 thousand, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the unrecognized compensation cost for the second one-year measurement period to be approximately $1.1 million. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation cost for the third one-year measurement period from March 1, 2017 through February 28, 2018. The variability of the inputs in the remaining two one-year measurement periods may have a material impact on the operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4.

Other

We did not have any dividend activity in the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 30 thousand in the three months ended March 31, 2016. Under our Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock.

19.	Related Party Transactions

Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services. In connection with these agreements, we paid monthly installments totaling $216 thousand in each of the three month periods ended March 31, 2016 and 2015. These amounts are included within cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2016, we owed $72 thousand to DMS under this agreement.

Health at Work Wellness Actuaries LLC – On March 3, 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired substantially all of the assets of Habits at Work. In connection with this acquisition, we issued 413 thousand shares of our common stock to Habits at Work, of which Andrew Sykes, President of Intersections Insurance Services Inc. is the majority member, and we are obligated to make earn-out payments to the members of Habits at Work, including Mr. Sykes, for the remaining two one-year measurement periods from March 1, 2016 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement. As of March 31, 2016, we owed the members of Habits at Work approximately 230 thousand shares of our common stock and $64 thousand related to the earn-out payment for the first measurement period. For additional information, please see Note 4.

Loeb Partners Corporation – In connection with the closing of the Credit Agreement, we paid $553 thousand in advisory fees to Loeb Partners Corporation. Loeb Partners Corporation is an affiliate of Loeb Holding Corporation. One of the members of our Board of Directors is the beneficial owner of a majority of the voting stock of Loeb Holding Corporation, and is the Chairman and Chief Executive Officer of Loeb Partners Corporation.

20.	Segment and Geographic Information

Our products and services are grouped into four reportable segments: Personal Information Services, Insurance and Other Consumer Services, Pet Health Monitoring and Bail Bonds Industry Solutions. Corporate headquarter office transactions such as legal, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in Corporate.

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services and includes the health and wellness services business we acquired from Habits at Work. Our Pet Health Monitoring segment includes the pet health monitoring platform and information management service provided by our subsidiary, i4c, which does business as Voyce. Our Bail Bonds Industry Solutions segment includes the software management solutions for the bail bonds industry provided by Captira Analytical.

The following table sets forth segment information for the three months ended March 31, 2016 and 2015:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended March 31, 2016
Net revenue	$42,479	$2,661	$15	$493	$—	$45,648
Depreciation	1,154	53	407	20	23	1,657
Amortization	46	128	18	—	—	192
Income (loss) from operations	4,075	(258)	(5,132)	(98)	(2,518)	(3,931)
Three months ended March 31, 2015
Net revenue	$51,248	$3,782	$2	$480	$—	$55,512
Depreciation	1,120	62	32	26	57	1,297
Amortization	—	119	—	—	—	119
Income (loss) from operations (1)	6,628	489	(4,809)	(147)	(3,670)	(1,509)

______________________________

(1)

In the three months ended March 31, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three months ended March 31, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

The following table sets forth segment information as of March 31, 2016 and December 31, 2015:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
As of March 31, 2016
Property and equipment, net	$9,352	$497	$3,275	$212	$112	$13,448
Total assets	$35,623	$15,051	$23,382	$571	$10,357	$84,984
As of December 31, 2015
Property and equipment, net	$8,843	$549	$3,702	$209	$135	$13,438
Total assets	$33,056	$16,074	$9,408	$685	$10,807	$70,030

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the three months ended March 31, 2016	$42,627	$3,021	$45,648
For the three months ended March 31, 2015	$49,624	$5,888	$55,512

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2014 and 2015, and as of December 31, 2014 and 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

Forward-Looking Statements

Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,'' “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including the timing and success of new product launches, including our IDENTITY GUARD®, VOYCE® and VOYCE PRO™ platforms, and other growth initiatives; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring and/or impairment charges; our ability to control costs; and our needs for additional capital to grow our business, including our ability to maintain compliance with the covenants under our new term loan or seek additional sources of debt and/or equity financing. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K, and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.

Overview

Our business uses data to help consumers reduce risk through subscription services. We operate in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including, but not limited to, legal, human resources, finance and internal audit expenses that have not been attributed to a particular segment continue to be reported in our Corporate business unit.

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the inappropriate exposure of their personal information, resulting in fraudulent use or reputation damage. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. Our Pet Health Monitoring segment includes the pet health monitoring platform and information management service provided by our subsidiary, i4c Innovations Inc. (“i4c”), which does business as Voyce. Our Bail Bonds Industry Solutions segment includes software management solutions for the bail bonds industry provided by Captira Analytical.

Recent Developments

We significantly increased our liquidity by entering into a credit agreement in March 2016 that provides for a $20.0 million term loan, which was fully funded at closing. We allocated $15.0 million of the net proceeds to our Pet Health Monitoring segment, which will be used to meet the liquidity demands of our new VOYCE PRO™ product expansion. We are using the remaining net proceeds for general corporate purposes for our other business segments. The credit agreement is structured such that any future capital needs of our Pet Health Monitoring segment will be funded from cash provided by its operations or a limited direct third party equity investment in that business. This structure is intended to provide our Pet Health Monitoring segment with the flexibility it needs to meet the demands associated with the rollout of its products and services while also providing our Personal Information Services and other segments with the flexibility they need to execute their plans independent of our Pet Health Monitoring segment’s capital needs. Please refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

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

Our growth strategy in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, and growing our partner marketing and distribution relationships in the U.S. and Canada. Our long-standing marketing relationship in Canada has been in place for more than a decade to leverage access to large partners through our marketing partner’s core loyalty offerings to reach new subscribers for our products and services.

In the three months ended March 31, 2016 and 2015, approximately 60% and 64%, respectively, of our Personal Information Services segment revenue were derived from our historical agreements with U.S. financial institutions. Revenue in the three months ended March 31, 2016 and 2015 from Bank of America, our largest financial institution client that ceased marketing of our services in 2011, constituted approximately 48% and 47%, respectively, of our Personal Information Services segment revenue. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers.

In the year ended December 31, 2015 and the three months ended March 31, 2016, we successfully expanded our business with several new relationships, to which we are offering our IDENTITY GUARD® portfolio of services, and expect to increase both subscribers and revenue in the remainder of the year ending December 31, 2016. Our revenue from IDENTITY GUARD®-branded subscribers increased by 11.5% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

In July 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia related to the previously reported CFPB Civil Investigative Demand received in January 2014. Under the consent order, we paid a $1.2 million penalty in the second half of 2015, and in the three months ended March 31, 2016 we paid $63 thousand of refunds to certain subscribers and agreed to make various changes to our disclosures and business practices. Under the consent order, we also agreed to be subject to certain ongoing injunctive relief and other compliance requirements, which have not substantially changed our business practices. In addition, add-on or ancillary products like those offered in our Personal Information Services and Insurance and Other Consumer Services segments remain subject to continuing review by federal and state regulators.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, offered on a subscription basis. This segment focuses on helping consumers and employers use insurance and other services to manage various personal risks and achieve personal goals, including wellness-driven health plans and engagement programs. Some of our legacy subscriber portfolios have been cancelled, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. We are in the process of developing new health and wellness products and services, as well as expanding into new marketing channels, which we expect will generate additional revenue for this segment.

Pet Health Monitoring

Our Pet Health Monitoring segment provides health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c, which does business as Voyce. VOYCE® is our pet health monitoring platform and information management service that collects, translates, monitors and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. The data we provide includes key animal vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, distance traveled and caloric burn. This data enables owners and their veterinarian health advisors to monitor their pets remotely, thus replacing subjective observation-based reports from the pet owner with objective biometric data. At home, remote monitoring through VOYCE® enhances pet care by providing important information to the hospital to help identify medical concerns, to monitor the efficacy of treatments and to provide better management of ongoing conditions. We provide valuable data and insight to the owners and veterinarians in a manner we believe never previously available. Data collected from our Health Monitor is translated and coupled with content written by top pet and veterinary experts exclusively for VOYCE® to create a professional, highly relevant and personalized customer experience. The interactive platform also offers several features including, but not limited to, the ability to store medical records, set reminders and create and track goals for the pets.

Based on feedback from consumer marketing efforts in the first half of 2015 and strong interest expressed by the veterinarian community, we began focusing our development and marketing efforts toward the veterinarian community and de-emphasized our consumer offering. We introduced VOYCE PRO™ to the veterinary community in late 2015. VOYCE PRO™ offers a program to remotely monitor dog patients and provide veterinarians with objective data to help identify and manage health conditions and work collaboratively with pet owners to find proactive solutions. We continue to contract with many veterinarian hospitals and commenced training and onboarding programs to effectively deploy the service, including with two leading national veterinary hospital owners in the U.S. In late 2015, we entered into an agreement with Patterson Veterinary, a leading value-added distributor of animal health products, technology and other services, to exclusively distribute our VOYCE PRO™ product throughout the veterinary community. As a result of our aggregated efforts, we anticipate revenue, and associated cost of revenue and commission expense, to increase in the remainder of the year ending December 31, 2016 for this segment.

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

Cost Restructuring

In 2014, our Board of Directors approved, and we initiated a plan intended to streamline operations and reduce the cost structure primarily in our Corporate business unit and Personal Information Services segment (the “Restructuring Plan”). The Restructuring Plan consisted primarily of a workforce reduction, including changes in key leadership positions, and was substantially completed in December 2015. We made these changes in order to better align our costs with the current operating environment and improve the progress of our product line growth initiatives. These measures represent more than $15.0 million of annualized cost savings.

In addition, as we continued to review our cost base in 2015 to achieve the original targeted cost reductions, we incurred additional severance expense in accordance with our ongoing benefit arrangement throughout our reporting segments. The severance actions decreased cash provided by operations in the year ended December 31, 2015 and are expected to decrease cash provided by operations through the remainder of the year ending December 31, 2016. Beginning in the first quarter of 2016, these actions are expected to achieve up to an additional $4.0 million of annualized cost savings through reductions to cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. However, costs in our Pet Health Monitoring segment have and are expected to continue to increase, especially as we ramp up our marketing efforts through veterinarians, and costs are expected to increase in our other business segments to support growth initiatives. For additional information, please see Note 13 to our condensed consolidated financial statements.

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

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees billed by our clients are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. Subscription fees billed by us are generally billed directly to the subscriber’s credit card except for arrangements under which subscription fees are paid to us by our clients on behalf of the subscriber. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions typically are offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

Identity Theft Protection Services

We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our clients and paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from organizations are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized in the month the subscription fee is earned. We also generate revenue through a collaborative arrangement, which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.

Revenue for annual subscription fees must be deferred if the subscriber has the right to cancel the service and the service is earned over the year. Annual subscriptions include subscribers with full refund provisions at any time during the subscription period and pro-rata refund provisions. Revenue related to annual subscriptions with full refund provisions is recognized on the expiration of these refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro-rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our historical experience. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.

We record revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. We also provide services for which certain clients are the primary obligors directly to their customers. We record revenue in the amount that we bill certain clients, and not the amount billed to their customers, when our client is the primary obligor, establishes the price to the customer and bears the credit risk.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2016 and December 31, 2015 totaled $459 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

Consulting services, primarily from our Insurance and Other Consumer Services segment, are offered to customers primarily on a fixed fee, retainer or commission basis. We recognize revenue from our consulting services when: a) persuasive evidence of an arrangement exists as we maintain contracts or electronic communication documenting the agreement, b) performance has occurred, c) the seller’s price to the buyer is fixed as the price of the services is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced through a strong history of payment by our customers with no significant write-offs. We record revenue on a gross basis in the amount that we bill the customer when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear credit risk for the amount billed to the customer. We generally record the net amount as commissions earned if we do not serve as the primary obligor and do not have latitude in establishing prices.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Pet Wellness Products and Services

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the VOYCE® and VOYCE PRO™ subscription monitoring services and shipping and handling costs. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain electronic confirmations with individual purchasers, b) delivery of the product and service has occurred, c) the seller’s price to the buyer is fixed, stated refund privileges, if any, have lapsed and the price of the product is agreed to by the customer as a condition of the sales transaction and d) collectability is reasonably assured as individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period. As VOYCE® and VOYCE PRO™ are new products and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until stated refund privileges, if any, lapse. Due to the deferral period, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges in order to reevaluate the deferral periods.

In accordance with U.S. GAAP, cost of hardware revenue is also deferred over the respective revenue deferral periods, and the expense is recorded in the same period as the associated revenue. The deferred cost of hardware revenue is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. Free trials with no future service agreement are recognized immediately as expense under cost of service and hardware revenue in our condensed consolidated statements of operations.

We classify and recognize amounts billed to customers related to shipping and handling as hardware revenue and amounts incurred related to shipping and handling as cost of hardware revenue in our condensed consolidated statements of operations.

Goodwill, Identifiable Intangibles and Other Long-Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky, Inc. and Habits at Work in 2015 as well as our prior acquisition of Intersections Insurance Services Inc. in 2006. In 2014, we were required to allocate goodwill, based on relative fair value, between our Personal Information Services and Insurance and Other Consumer Services reporting units.

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

As of March 31, 2016, goodwill of $2.5 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

In addition to the amount of tax resulting from applying the estimated annual effective tax rate to income from operations before income taxes, we may include certain items treated as discrete events to arrive at an estimated overall tax amount.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt agreements. The effective interest rate applied to the amortization is reviewed periodically and may change if actual principal repayments of the term loan differ from estimates. In accordance with U.S. GAAP, short-term and long-term debt are presented net of the unamortized debt issuance costs on our condensed consolidated balance sheets.

Classification of Debt

Pursuant to the Credit Agreement, we are required to make certain prepayments on our term loan with Crystal Financial SPV LLC in addition to scheduled quarterly repayments, including but not limited to proceeds received from certain tax refunds, asset dispositions, extraordinary receipts, excess cash flows (as defined in the Credit Agreement) and equity issuances, except for proceeds from the sale of up to 20% of the equity of our subsidiary, i4c, which may be invested in the business of i4c. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months are classified as the current portion of long-term debt on our condensed consolidated financial statements, net of unamortized debt issuance costs to be amortized in the next twelve months based on the current effective interest rate applied.

Accounting Standards Updates Recently Adopted and Accounting Standards Updates Not Yet Effective

For information about accounting standards updates recently adopted and accounting standards updates not yet effective, please see Note 3 to our condensed consolidated financial statements.

Results of Continuing Operations

Three Months Ended March 31, 2016 and 2015 (tables are in thousands, except percentages):

The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended March 31, 2016
Revenue:
Services	$42,479	$2,661	$5	$493	$—	$45,638
Hardware	—	—	10	—	—	10
Net revenue	42,479	2,661	15	493	—	45,648
Operating expenses:
Marketing	3,767	8	776	14	—	4,565
Commission	10,344	872	—	5	—	11,221
Cost of services revenue	14,418	130	97	45	—	14,690
Cost of hardware revenue	—	—	108	—	—	108
General and administrative	8,675	1,728	3,741	507	2,495	17,146
Depreciation	1,154	53	407	20	23	1,657
Amortization	46	128	18	—	—	192
Total operating expenses	38,404	2,919	5,147	591	2,518	49,579
Income (loss) from operations	$4,075	$(258)	$(5,132)	$(98)	$(2,518)	$(3,931)
Three months ended March 31, 2015
Revenue:
Services	$51,248	$3,782	$—	$480	$—	$55,510
Hardware	—	—	2	—	—	2
Net revenue	51,248	3,782	2	480	—	55,512
Operating expenses:
Marketing	4,430	25	1,175	1	—	5,631
Commission	12,692	1,137	—	7	—	13,836
Cost of services revenue	16,996	600	158	44	—	17,798
Cost of hardware revenue	—	—	47	—	—	47
General and administrative (1)	9,382	1,350	3,399	549	3,613	18,293
Depreciation	1,120	62	32	26	57	1,297
Amortization	—	119	—	—	—	119
Total operating expenses	44,620	3,293	4,811	627	3,670	57,021
Income (loss) from operations	$6,628	$489	$(4,809)	$(147)	$(3,670)	$(1,509)

______________________________

(1)

In the three months ended March 31, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three months ended March 31, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

Personal Information Services Segment

Income from operations for our Personal Information Services segment decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios and, to a lesser extent, lower revenue from our Canadian business lines, partially offset by decreased cost of revenue and commission expenses.

	Three Months Ended March 31,
	2016	2015	Difference	%
Services revenue	$42,479	$51,248	$(8,769)	(17.1)%
Operating expenses:
Marketing	3,767	4,430	(663)	(15.0)%
Commission	10,344	12,692	(2,348)	(18.5)%
Cost of services revenue	14,418	16,996	(2,578)	(15.2)%
General and administrative	8,675	9,382	(707)	(7.5)%
Depreciation	1,154	1,120	34	3.0%
Amortization	46	—	46	100.0%
Total operating expenses	38,404	44,620	(6,216)	(13.9)%
Income from operations	$4,075	$6,628	$(2,553)	(38.5)%

Services Revenue. The decrease in revenue was partially due to a $3.4 million decline in revenue from our Bank of America subscriber portfolio, which we believe is primarily the result of normal subscriber attrition. Revenue from other financial institution clients declined $4.0 million as a result of certain subscriber portfolio cancellations in the first half of 2015 and subscriber attrition within the portfolios we continue to service. Because of the cancellations in 2015 and subscriber attrition, we expect revenue and related earnings from our financial institution client base to continue to decrease in the remainder of the year ending December 31, 2016.

Revenue from our Canadian Business lines declined $2.9 million primarily as a result of financial institution subscriber portfolio cancellations in the first half of 2015.  These declines were partially offset by an 11.5%, or $1.5 million, increase in revenue from our consumer direct products due to year-over-year growth in the subscriber base of approximately 1.5%.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. We expect continued growth in our subscriber base and increased revenue in the remainder of the year ending December 31, 2016 for our consumer direct products as we refine our strategic marketing strategy, expand our suite of available IDENTITY GUARD® services and perform services for subscribers in connection with the several new partner relationships, which were signed in late 2015. We expect revenue declines in our Canadian business lines on a year-over-year basis due to the 2015 subscriber portfolio cancellations; however, we expect growth in the subscriber base for the remainder of 2016. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the three months ended March 31, 2016 and 2015:

Personal Information Services Segment Revenue

	Three Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)		(Percent of total)
Bank of America	$20,476	$23,855	48.2%	46.5%
All other financial institution clients	4,859	8,841	11.5%	17.3%
Consumer direct	14,123	12,664	33.2%	24.7%
Canadian business lines	3,021	5,888	7.1%	11.5%
Total Personal Information Services revenue	$42,479	$51,248	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
	(in thousands)
Balance at December 31, 2015	829	363	165	1,357
Reclassification (1)	(11)	11	—	—
Additions	1	81	35	117
Cancellations	(33)	(57)	(36)	(126)
Balance at March 31, 2016	786	398	164	1,348
Balance at December 31, 2014	1,421	342	296	2,059
Additions	1	83	19	103
Cancellations	(68)	(44)	(35)	(147)
Balance at March 31, 2015	1,354	381	280	2,015

______________________________

(1)

We periodically refine the criteria used to calculate and report our subscriber data. In the three months ended March 31, 2016, we reclassified certain subscribers that receive our breach response services, and the associated revenue, from the Financial Institution category to the Consumer Direct category.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, print and direct mail expenses such as printing and postage. In the three months ended March 31, 2016 and 2015, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions, which decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended March 31, 2016 and 2015 was $3.6 million and $4.0 million, respectively. Marketing costs expensed as incurred for the three months ended March 31, 2016 and 2015 were $162 thousand and $401 thousand, respectively, primarily related to broadcast media for our consumer direct business, which do not meet the criteria for capitalization.

As a percentage of revenue, marketing expenses increased slightly to 8.9% for the three months ended March 31, 2016 from 8.6% for the three months ended March 31, 2015.

Commission Expenses. Commission expenses consist of commissions paid to clients. The decrease is related to a decrease in overall subscribers for which commissions are paid, which is largely from our financial institution subscriber base. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased slightly to 24.4% for the three months ended March 31, 2016 from 24.8% for the three months ended March 31, 2015.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily the result of savings from our 2015 severance actions and lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We continue to negotiate the pricing of the supply of credit bureau data with certain of the credit bureaus. If we are not successful, we could continue to realize increased expenses for higher effective data rates in the remainder of the year ending December 31, 2016.

As a percentage of revenue, cost of revenue increased slightly to 33.9% for the three months ended March 31, 2016 from 33.2% for the three months ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs. The decrease is primarily due to increased capitalization of software development costs related to the future expansion of IDENTITY GUARD® service offerings and savings from our 2015 severance actions, partially offset by increased headcount for new product development.

As a percentage of revenue, general and administrative expenses increased to 20.4% for the three months ended March 31, 2016 from 18.3% for the three months ended March 31, 2015.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The slight increase is primarily due to depreciation on new asset additions placed into service in the three months ended March 31, 2016, partially offset by assets that were fully depreciated in prior periods.

As a percentage of revenue, depreciation expense increased to 2.7% for the three months ended March 31, 2016 from 2.2% for the three months ended March 31, 2015.

Amortization. Amortization consists primarily of the amortization of our intangible assets. The increase is primarily due to amortization on new asset additions related to our acquisition of White Sky, Inc. that were placed into service in the year ended December 31, 2015.

Goodwill. During the three months ended March 31, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.

Insurance and Other Consumer Services Segment

Loss from operations for our Insurance and Other Consumer Services segment for the three months ended March 31, 2016, compared to income from operations for the three months ended March 31, 2015, was primarily due to decreased revenue and increased general and administrative expenses, partially offset by decreased cost of services revenue and commission expense.

	Three Months Ended March 31,
	2016	2015	Difference	%
Services revenue	$2,661	$3,782	$(1,121)	(29.6)%
Operating expenses:
Marketing	8	25	(17)	(68.0)%
Commission	872	1,137	(265)	(23.3)%
Cost of services revenue	130	600	(470)	(78.3)%
General and administrative	1,728	1,350	378	28.0%
Depreciation	53	62	(9)	(14.5)%
Amortization	128	119	9	7.6%
Total operating expenses	2,919	3,293	(374)	(11.4)%
(Loss) income from operations	$(258)	$489	$(747)	(152.8)%

Services Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 63 thousand subscribers as of March 31, 2016, which is a 27.6% decrease from our subscriber base of 87 thousand subscribers as of March 31, 2015. This segment includes the operating results of the business we acquired in March 2015 from Habits at Work, which designs wellness-driven health plans and engagement programs. We are in the process of developing new health and wellness products and services, as well as expanding into new marketing channels, which we expect will generate additional revenue for this segment.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including partner marketing payments, print and direct mail expenses such as printing and postage. The decrease is due to a cessation of marketing by us for the legacy insurance subscription services in the year ended December 31, 2015.

As a percentage of revenue, marketing expenses decreased to 0.3% for the three months ended March 31, 2016 from 0.7% for the three months ended March 31, 2015.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 32.8% for the three months ended March 31, 2016 from 30.1% for the three months ended March 31, 2015.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The decrease is primarily due to decreased payroll-related costs from a reduction in headcount in our customer services function. There were no severance and severance-related benefits in this segment in the three months ended March 31, 2016. Severance and severance-related benefits allocated to our customer services function, and therefore included in cost of services revenue, in the three months ended March 31, 2015 were $170 thousand.

As a percentage of revenue, cost of revenue decreased significantly to 4.9% for the three months ended March 31, 2016 from 15.9% for the three months ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions and share based compensation expense related to the earn-out provisions of the Habits at Work business acquisition. The increase is primarily due to increased share based compensation related to the acquisition and increased professional fees.

We determined the majority of the earn-out provisions in the business we acquired from Habits at Work in March 2015 to be share based compensation expense. In the three months ended March 31, 2016 and 2015, we recorded share based compensation expense of $305 thousand and $80 thousand, respectively, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation expense for the second one-year measurement period to be approximately $1.1 million. Due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the value of the earn-out payment for the third measurement period. The variability of the inputs in the second and third measurement periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4 to our condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased significantly to 64.9% for the three months ended March 31, 2016 from 35.7% for the three months ended March 31, 2015.

Depreciation. Depreciation expenses consist primarily of depreciation of our fixed assets. Depreciation decreased slightly for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

As a percentage of revenue, depreciation increased slightly to 2.0% for the three months ended March 31, 2016 from 1.6% for the three months ended March 31, 2015.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense increased slightly for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

As a percentage of revenue, amortization increased to 4.8% for the three months ended March 31, 2016 from 3.1% for the three months ended March 31, 2015.

Goodwill. During the three months ended March 31, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Insurance and Other Consumer Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. In early 2015, we launched the VOYCE® consumer offering, a new pet health monitoring platform and information management service, and began fulfilling customer orders. In the year ended December 31, 2015, we de-emphasized our consumer offering and launched VOYCE PRO™, our service provided through veterinarians. We continue to contract with many veterinary hospitals and entered into an exclusive arrangement with a leading value-added distributor serving the veterinary market to distribute VOYCE PRO™. The increase in loss from operations is due to increased payroll-related costs and depreciation on assets placed into service as a result of the launch of VOYCE PRO™, partially offset by decreased marketing expenses. We expect to continue to incur training and other onboarding costs, including payroll-related costs, to build our sales and client relationship division in the remainder of the year ending December 31, 2016 as we continue to develop the sales market.

	Three Months Ended March 31,
	2016	2015	Difference	%
Revenue:
Services	$5	$—	$5	100.0%
Hardware	10	2	8	400.0%
Net revenue	15	2	13	650.0%
Operating expenses:
Marketing	776	1,175	(399)	(34.0)%
Cost of services revenue	97	158	(61)	(38.6)%
Cost of hardware revenue	108	47	61	129.8%
General and administrative	3,741	3,399	342	10.1%
Depreciation	407	32	375	1171.9%
Amortization	18	—	18	100.0%
Total operating expenses	5,147	4,811	336	7.0%
Loss from operations	$(5,132)	$(4,809)	$(323)	(6.7)%

Services and Hardware Revenue. In the three months ended March 31, 2016, we recognized revenue on the sale of services and hardware, including the fixed portion of shipping and handling receipts. We defer revenue on the sale of the hardware and subscription service until return and stated refund rights, if any, have substantially lapsed, resulting in a deferred revenue balance of $21 thousand as of March 31, 2016. We expect revenue from the VOYCE PRO™ offering to increase in the remainder of the year ending December 31, 2016 as we onboard and train veterinary hospitals and increase sales by working with our exclusive distribution partner. As a result of this distribution agreement and the expectation of increased sales subject to commissions, we expect commission expenses to increase in the remainder of the year ending December 31, 2016.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including demonstrations, conferences, advertising and printed materials, which do not meet the criteria for capitalization. We incurred marketing and advertising costs in the three months ended March 31, 2015, primarily associated with the launch of VOYCE®. Subsequently, we substantially reduced marketing of the consumer offering and launched VOYCE PRO™. We expect to continue to incur marketing expenses for our service in the future.

Cost of Services and Hardware Revenue. Cost of revenue consists of product and manufacturing costs, taxes and other fees, content development and customer service costs associated with our hardware and subscription service. We defer the cost of hardware revenue and recognize the expense in the same period as the associated revenue, and our deferred cost of revenue balance was $8 thousand as of March 31, 2016. We expect cost of services and hardware revenues to increase in future periods as our sales increase; however, we continue to improve both the cost and technological aspects of our products to increase the gross margin on sales.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to an increase in payroll-related costs and a decrease in the capitalization of internal use software, partially offset by decreased professional fees.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets. Depreciation increased in the three months ended March 31, 2016 as new assets were placed into service related to our product launch in March 2015.

Amortization. Amortization consists primarily of the amortization of our intangible assets. Amortization began in the three months ended June 30, 2015.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment decreased for three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in loss from operations is primarily due to decreased general and administrative expenses.

	Three Months Ended March 31,
	2016	2015	Difference	%
Services Revenue	$493	$480	$13	2.7%
Operating expenses:
Marketing	14	1	13	1300.0%
Commission	5	7	(2)	(28.6)%
Cost of services revenue	45	44	1	2.3%
General and administrative	507	549	(42)	(7.7)%
Depreciation	20	26	(6)	(23.1)%
Total operating expenses	591	627	(36)	(5.7)%
Loss from operations	$(98)	$(147)	$49	33.3%

Services Revenue. The slight increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect to expand our services and acquire additional clients, and as a result, we expect revenue to continue to increase in the remainder of the year ending December 31, 2016.

Marketing Expenses. Marketing expenses consist of advertising costs, web-based marketing and other marketing program expenses. Marketing expenses increased slightly for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

As a percentage of revenue, marketing expenses increased to 2.8% for the three months ended March 31, 2016 from 0.2% for the three months ended March 31, 2015.

Commission Expenses. Commission expenses consist of commissions paid to our partners. Commission expense decreased slightly for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

As a percentage of revenue, commission expenses decreased to 1.0% for the three months ended March 31, 2016 from 1.5% for the three months ended March 31, 2015.

Cost of Services Revenue. Cost of services revenue consists of monitoring and credit bureau expenses. Cost of services revenue increased slightly for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

As a percentage of revenue, cost of services revenue decreased slightly to 9.1% for the three months ended March 31, 2016 from 9.2% for the three months ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, and account functions. General and administrative expenses decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to decreased payroll-related costs.

As a percentage of revenue, general and administrative expenses decreased to 102.8% for the three months ended March 31, 2016 from 114.4% for the three months ended March 31, 2015.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets. Depreciation decreased slightly for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

As a percentage of revenue, depreciation expenses decreased to 4.1% for the three months ended March 31, 2016 from 5.4% for the three months ended March 31, 2015.

Corporate

In the three months ended March 31, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three months ended March 31, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

In the three months ended March 31, 2016, our loss from operations of $2.5 million primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of legal, human resources, finance and internal audit expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the three months ended March 31, 2016 and 2015 were $2.5 million and $3.6 million, respectively. The decrease is primarily due to savings from our 2015 severance actions and decreased professional fees.

Total share based compensation expense for the three months ended March 31, 2016 and 2015 was $850 thousand and $1.5 million, respectively.

Interest Expense

Interest expense was $242 thousand for the three months ended March 31, 2016 compared to $104 thousand for the three months ended March 31, 2015. The increase is primarily due to interest related to the Credit Agreement, which was funded in March 2016. As a result of outstanding debt, we expect interest expense to continue to increase for the remainder of the year ending December 31, 2016.

Other Expense, net

Other expense increased slightly to $86 thousand for the three months ended March 31, 2016 from $82 thousand for the three months ended March 31, 2015.

Income Taxes

Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2016 and 2015 was (0.2)% and 27.8%, respectively. The significant decrease from the comparable period is primarily due to the change in the valuation allowance.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine whether, on a more likely than not basis, some or all of our deferred tax assets will not be realized and, therefore, establish a valuation allowance. We continued to evaluate all significant positive and negative evidence including, but not limited to, triggering a three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. We were not able to recognize a net tax benefit associated with our pre-tax loss in the three months ended March 31, 2016, as there has been no change to the conclusion from the year ended December 31, 2015 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

The amount of deferred tax assets considered realizable as of March 31, 2016 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of March 31, 2016 relates to an indefinite-lived intangible.

There were no material changes to our uncertain tax positions during the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $26.9 million as of March 31, 2016 compared to $11.5 million as of December 31, 2015. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance was $9.1 million as of March 31, 2016 compared to $8.2 million as of December 31, 2015. The likelihood of non-payment has historically been remote with respect to our consumer direct, financial institution and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach response services, health and wellness consulting and bail bonds clients. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

We had a working capital surplus of $21.8 million as of March 31, 2016 compared to $14.6 million as of December 31, 2015. Working capital as of March 31, 2016 includes proceeds of $18.2 million, net of unamortized debt issuance costs, from the Credit Agreement completed in March 2016, described below. We expect our primary source of working capital to be cash provided by operations. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances and working capital management.

We believe that our cash and cash equivalents on hand, which includes proceeds from the Credit Agreement, and anticipated cash provided by operations will be sufficient to fund our anticipated working capital requirements for the next twelve months. If there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliance with all of the covenants in the Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.

Pursuant to the terms of the Credit Agreement, we are required to maintain at all times a minimum cash on hand, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. We were in compliance with this requirement from the effective date of the agreement through March 31, 2016. In addition, during the term of the Credit Agreement, additional capital needs of our Pet Health Monitoring segment must be funded from the cash it generates from operations or from new equity capital raised by our i4c subsidiary, subject to the limitations described below.

We may continue to explore additional financing sources to fund expansion, to respond to competitive pressures, to invest in or acquire complementary products, businesses or technologies, or to lower our cost of capital, which could include equity and debt financings. There can be no guarantee that any additional financing will be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity or equity-like securities, existing stockholders could suffer significant dilution, and if we raise additional funds through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to common stock and will likely contain covenants that restrict operations.

	Three Months Ended March 31,
	2016	2015	Difference
	(In thousands)
Cash flows (used in) provided by operating activities	$(479)	$1,190	$(1,669)
Cash flows used in investing activities	(1,878)	(1,924)	46
Cash flows provided by (used in) financing activities	17,835	(514)	18,349
Increase (decrease) in cash and cash equivalents	15,478	(1,248)	16,726
Cash and cash equivalents, beginning of period	11,471	11,325	146
Cash and cash equivalents, end of period	$26,949	$10,077	$16,872

The decrease in cash flows from operations was primarily due to higher severance and severance-related payments in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We expect to pay the majority of the remaining $2.4 million severance liability in the remainder of the year ending December 31, 2016, which will also reduce our future cash flows from operations. For additional information, please see Note 13 to our condensed consolidated financial statements.

Consolidated cash flows from operations continued to be impacted by the loss from operations generated in our Pet Health Monitoring segment, which increased slightly in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Costs in our Pet Health Monitoring segment have and may continue to increase in the remainder of the year ending December 31, 2016, especially as we ramp up our marketing efforts through veterinarians, and costs are expected to increase in our other business segments to support growth initiatives, which may decrease each segment’s cash flows from operations.

In addition, we continue to correspond with the applicable authorities in an effort toward resolution in the remainder of the year ending December 31, 2016, which may decrease consolidated cash flows from operations. For additional information, please see Note 14 to our condensed consolidated financial statements.

The slight decrease in cash flows used in investing activities was primarily due to the decrease in acquisitions of property and equipment, partially offset by new restricted cash balances for cash collateral related to corporate lines of commercial credit. The cash collateral may increase if the collateral is less than our average obligations or if we request additional credit services.

The increase in cash flows provided by financing activities is due to proceeds of $20.0 million from the closing of the Credit Agreement, described below, partially offset by the payment of debt issuance costs of $1.8 million.

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

Amounts borrowed under the Credit Agreement bear interest at the greater of LIBOR plus 10% per annum or 10.5% per annum. Interest is payable monthly. The aggregate principal amount of the term loans outstanding must be repaid quarterly starting June 30, 2016 and on the last day of each fiscal quarter thereafter in the quarterly amount of $1.3 million. Additionally, certain income tax refunds specified in the Credit Agreement must be used to repay principal the quarter in which we receive them and will be applied to the scheduled quarterly principal payment for that quarter. The Credit Agreement also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2016 and continuing thereafter. Based on our operations to date and cash flow forecasts, we are not expecting to make an excess cash flow payment for the year ending December 31, 2016. Certain other events defined in the Credit Agreement require prepayment of the aggregate principal amount of the term loan including all or a portion of proceeds received from asset dispositions, casualty events, extraordinary receipts, and equity issuances, except for proceeds from the sale of up to 20% of the equity of our i4c subsidiary which may be reinvested in the business of i4c. Prepayments on the term loan, excluding required quarterly minimum payments, excess cash flow and certain tax refunds, are subject to a maximum early termination fee of 5% of the principal amount repaid in the first year, 3% in the second year, and no fees thereafter. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.

The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments including a prohibition of any capital contributions to our subsidiary i4c other than from the $15.0 million of proceeds of the term loan made on the closing date and fair and reasonable allocation of overhead and administrative expenses; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets; the declaration of certain dividends or distributions; transactions with affiliates (other than parties to the Credit Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes guarantor and enter into certain security documents.

The Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. The Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items) and specified Core Business consolidated EBITDA (as defined in the Credit Agreement as including us and all of our subsidiaries except for i4c) as follows:

Minimum consolidated EBITDA:

Fiscal Quarters Ending	Amount
The two fiscal quarters ending on June 30, 2016	$(8,650,000)
The three fiscal quarters ending on September 30, 2016	$(13,250,000)
The four fiscal quarters ending on December 31, 2016	$(13,000,000)
The four fiscal quarters ending on March 31, 2017	$(8,500,000)
The four fiscal quarters ending on June 30, 2017	$1,865,000
The four fiscal quarters ending on September 30, 2017	$15,000,000
The four fiscal quarters ending on December 31, 2017	$25,000,000
The four fiscal quarters ending on March 31, 2018 and the four fiscal quarters ending on the last day of each fiscal quarter thereafter	$30,000,000

Minimum Core Business consolidated EBITDA:

Fiscal Quarters Ending	Amount
The two fiscal quarters ending on June 30, 2016	$3,300,000
The three fiscal quarters ending on September 30, 2016	$5,850,000
The four fiscal quarters ending on December 31, 2016	$10,750,000
The four fiscal quarters ending on March 31, 2017	$12,700,000
The four fiscal quarters ending on June 30, 2017	$14,700,000
The four fiscal quarters ending on September 30, 2017	$16,600,000
The four fiscal quarters ending on December 31, 2017	$18,275,000
The four fiscal quarters ending on March 31, 2018 and the four fiscal quarters ending on the last day of each fiscal quarter thereafter	$21,900,000

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

Failure to comply with any of the covenants under our Credit Agreement could result in a default under the facility, which could cause the lender to terminate its commitment and, to the extent we have outstanding borrowings, declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain borrowing capacity in the future. We may take actions including, but not limited to, delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver of the terms of the Credit Agreement as means of maintaining compliance with these covenants. Even if we do not have any outstanding borrowings under the Credit Agreement, our ability to meet our future capital requirements, execute on our current business plan and grow our business by investing in new products and services could be materially adversely affected if we are unable to borrow under our Credit Agreement. If i4c requires additional funding, the restrictions that the Credit Agreement imposes on investment in or financing of i4c may have a material adverse effect on its ability to execute its business plan or take advantage of other business opportunities until such time as the term loan is fully repaid. There can be no assurance that such financing will be available at all, or on favorable terms.

As of March 31, 2016, $20.0 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs of $1.8 million on our condensed consolidated balance sheets in accordance with U.S. GAAP. As of March 31, 2016, $7.3 million is classified as short-term, which includes the minimum maturities as well as our estimated required prepayments, as described above.

The Credit Agreement replaces our loan agreement with Silicon Valley Bank, dated October 7, 2014, which was scheduled to mature on October 7, 2016. The loan agreement, which provided for a revolving credit facility of $5.0 million, was terminated effective March 21, 2016. There were no amounts outstanding at that time.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of March 31, 2016, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under the Credit Agreement. During the three months ended March 31, 2016 and 2015, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 30 thousand in the three months ended March 31, 2016.

Other

In April 2016, our Board of Directors approved, and recommended that our stockholders approve, an amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.5 million shares, from 3.0 million shares to 5.5 million shares. We are seeking stockholder approval of this amendment at our Annual Meeting of Stockholders scheduled to be held on May 25, 2016. If approved by our stockholders, the proposed amendment will automatically become effective upon approval.

We analyzed our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. The following table summarizes the non-income business tax liability activity during the three months ended March 31, 2016 and 2015 (in thousands):

	Non-Income Business Tax Liability
	2016	2015
Balance, January 1	$3,427	$4,458
Additions to existing liabilities	54	202
Payments	(21)	(863)
Balance, March 31	$3,460	$3,797

We formally appealed a portion of the liability for one state based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. We continue to correspond with the applicable authorities in an effort toward resolution in the remainder of the year ending December 31, 2016 using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

In April 2016, we entered into a new contract with a data analytics company, pursuant to which we agreed to a minimum, non-refundable payment of $500 thousand in each of the next five years, beginning in the year ending December 31, 2016.

The variability of the inputs for the earn-out provisions in the business we acquired from Habits at Work may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. As of March 31, 2016, we expect the value of the earn-out payment for the second one-year measurement period to be approximately $1.0 million, which includes an estimated cash payment of $147 thousand. For additional information, please see Note 4 to our condensed consolidated financial statements.

Orders we place for the production of our Voyce hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations exclude agreements that are cancelable by us without penalty. In the three months ended March 31, 2016, we did not record a liability for any unconditional purchase obligations.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, would result in a material adverse change in our business or financial condition.

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the three months ended March 31, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. We also recently submitted an amended compliance plan to the CFPB.

In July 2015, Costco Wholesale Corporation elected not to renew an agreement for Intersections to provide an identity protection service to its customers. On January 20, 2016, Intersections filed a Notice of Arbitration with respect to claims by Intersections against Costco arising from certain actions of Costco related to the marketing of its new identity protection service, which Intersections alleges violated the agreement and applicable law. Intersections is seeking damages in excess of $2 million, and injunctive relief. On February 16, 2016, Costco filed a counterclaim, seeking injunctive relief and related, undefined damages, with respect to the allegedly inappropriate use by Intersections of a URL containing elements of both parties’ intellectual property. We believe that the counterclaim is without merit and intend to vigorously defend those claims.

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of March 31, 2016, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above.

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

 The common share purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except average price paid per share)
January 1, 2016 to January 31, 2016	30	$2.87	—	$—
February 1, 2016 to February 29, 2016	—	$—	—	$—
March 1, 2016 to March 31, 2016	—	$—	—	$—

Item 6.	Exhibits

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: May 16, 2016	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer