Form 10-Q
period 2016-06-30
INTERSECTIONS INC
filed 2016-08-09
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016 there were 27,245,083 shares of common stock, $0.01 par value, issued and 23,683,613 shares outstanding, with 3,561,470 shares of treasury stock.

Form 10-Q

June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE:
Services	$44,742	$51,937	$90,381	$107,447
Hardware	9	31	18	33
Net revenue	44,751	51,968	90,399	107,480
OPERATING EXPENSES:
Marketing	3,532	5,405	8,097	11,036
Commission	10,887	13,083	22,109	26,919
Cost of services revenue	12,984	15,160	27,674	32,945
Cost of hardware revenue	167	182	275	242
General and administrative	19,773	20,081	36,919	38,374
Impairment of intangibles and other long-lived assets	—	7,355	—	7,355
Depreciation	1,589	1,613	3,245	2,910
Amortization	192	156	384	275
Total operating expenses	49,124	63,035	98,703	120,056
LOSS FROM OPERATIONS	(4,373)	(11,067)	(8,304)	(12,576)
Interest (expense) income, net	(840)	21	(1,082)	(82)
Other (expense) income, net	(94)	10	(181)	(72)
LOSS BEFORE INCOME TAXES	(5,307)	(11,036)	(9,567)	(12,730)
INCOME TAX EXPENSE	—	(13,804)	(7)	(13,333)
NET LOSS	$(5,307)	$(24,840)	$(9,574)	$(26,063)

Net loss per common share—basic and diluted	$(0.23)	$(1.28)	$(0.41)	$(1.36)
Weighted average common shares outstanding—basic and diluted	23,268	19,369	23,078	19,104

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,317	$11,471
Accounts receivable, net of allowance for doubtful accounts of $130 (2016) and $115 (2015)	10,961	8,163
Prepaid expenses and other current assets	7,610	7,524
Inventory	2,133	2,253
Income tax receivable	7,010	7,730
Deferred subscription solicitation and commission costs	4,474	6,961
Total current assets	52,505	44,102
PROPERTY AND EQUIPMENT, net	12,849	13,438
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	1,308	1,693
OTHER ASSETS	560	1,034
TOTAL ASSETS	$76,985	$70,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,133	$3,207
Accrued expenses and other current liabilities	15,580	15,845
Accrued payroll and employee benefits	3,992	7,091
Commissions payable	334	375
Current portion of long-term debt, net	7,975	—
Capital leases, current portion	603	631
Deferred revenue	3,843	2,380
Total current liabilities	34,460	29,529
LONG-TERM DEBT, net	8,823	—
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	901	1,147
OTHER LONG-TERM LIABILITIES	4,761	3,971
DEFERRED TAX LIABILITY, net	1,905	1,905
TOTAL LIABILITIES	50,850	36,552
COMMITMENTS AND CONTINGENCIES (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 27,232 (2016) and 26,730 (2015); shares outstanding 23,679 (2016) and 23,236 (2015)	272	267
Additional paid-in capital	140,089	137,705
Treasury stock, shares at cost; 3,553 (2016) and 3,494 (2015)	(33,790)	(33,632)
Accumulated deficit	(80,436)	(70,862)
TOTAL STOCKHOLDERS’ EQUITY	26,135	33,478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,985	$70,030

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,574)	$(26,063)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation	3,245	2,910
Depreciation of other operating assets	16	—
Amortization	384	275
Deferred income tax, net	—	15,252
Amortization of debt issuance cost	387	50
Provision for doubtful accounts	25	(2)
Loss on disposal of fixed assets	256	60
Share based compensation	2,601	3,001
Amortization of deferred subscription solicitation costs	7,170	8,748
Impairment of intangibles and other long-lived assets	—	7,355
Changes in assets and liabilities:
Accounts receivable	(2,824)	3,327
Prepaid expenses and other current assets	67	1,665
Inventory	120	(1,873)
Income tax receivable, net	720	(445)
Deferred subscription solicitation and commission costs	(4,682)	(9,431)
Other assets	388	1,959
Accounts payable	(1,097)	(892)
Accrued expenses and other current liabilities	(298)	(1,440)
Accrued payroll and employee benefits	(3,150)	(1,948)
Commissions payable	(40)	(33)
Deferred revenue	1,463	330
Other long-term liabilities	790	(202)
Cash flows (used in) provided by operating activities	(4,033)	2,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of technology related intangible	—	(202)
Cash paid for business acquisitions	—	(626)
Increase in restricted cash	(375)	—
Proceeds from sale of property and equipment	394	—
Acquisition of property and equipment	(2,972)	(2,275)
Cash flows used in investing activities	(2,953)	(3,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	20,000	—
Repayments of debt	(1,644)	—
Cash paid for debt issuance costs	(1,856)	—
Capital lease payments	(347)	(417)
Withholding tax payment on vesting of restricted stock units and stock option exercises	(321)	(824)
Cash flows provided by (used in) financing activities	15,832	(1,241)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,846	(1,741)
CASH AND CASH EQUIVALENTS — Beginning of period	11,471	11,325
CASH AND CASH EQUIVALENTS — End of period	$20,317	$9,584
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$105	$427
Equipment additions accrued but not paid	$130	$289
Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$33	$—
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$18	$91
Shares issued in the business acquired from White Sky, Inc.	$—	$1,200
Shares issued in the business acquired from Health at Work Wellness Actuaries LLC	$—	$1,551

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, and in management’s opinion reflect all normal and recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries. In the six months ended June 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three and six months ended June 30, 2015 have been recast to reflect this allocation. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2016 and December 31, 2015 totaled $453 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

Consulting services, primarily from our Insurance and Other Consumer Services segment, are offered to customers primarily on a fixed fee, retainer or commission basis. We recognize revenue from our consulting services when: a) persuasive evidence of an arrangement exists as we maintain contracts or electronic communication documenting the agreement, b) performance has occurred, c) the seller’s price to the buyer is fixed as the price of the services is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced through a strong history of payment by our customers with no significant write-offs. We record revenue on a gross basis in the amount that we bill the customer when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear credit risk for the amount billed to the customer. We record the net amount as commissions earned if we do not serve as the primary obligor and do not have latitude in establishing prices.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Pet Wellness Products and Services

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the VOYCE® and VOYCE PRO™ subscription monitoring services and the fixed portion of shipping and handling receipts. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain electronic confirmations with individual purchasers, b) activation of the hardware and service has occurred, c) the seller’s price to the buyer is fixed, stated refund privileges, if any, have lapsed and the price of the product is agreed to by the customer as a condition of the sales transaction and d) collectability is reasonably assured as individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period. As VOYCE® and VOYCE PRO™ are new products and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until stated refund privileges, if any, lapse. Due to the deferral period, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges and may reevaluate the deferral periods.

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

Goodwill, Identifiable Intangibles and Other Long-Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky Inc. and Habits at Work in 2015 as well as our prior acquisition of Intersections Insurance Services Inc. in 2006.

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

As of June 30, 2016, goodwill of $2.5 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt agreements. The effective interest rate applied to the amortization is reviewed periodically and may change if actual principal repayments of the term loan differ from estimates. In accordance with U.S. GAAP, short-term and long-term debt are presented net of the unamortized debt issuance costs in our condensed consolidated balance sheets.

Classification of Debt

In March 2016, we and our subsidiaries entered into a credit agreement (“Credit Agreement”) with Crystal Financial SPV LLC. Pursuant to the Credit Agreement, we are required to make certain prepayments on our term loan with Crystal Financial SPV LLC in addition to scheduled quarterly repayments, including but not limited to proceeds received from certain tax refunds, asset dispositions, extraordinary receipts, excess cash flows (as defined in the Credit Agreement) and equity issuances, except for proceeds from the sale of up to 20% of the equity of our subsidiary, i4c, which may be invested in the business of i4c. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months are classified as the current portion of long-term debt in our condensed consolidated financial statements, net of unamortized debt issuance costs to be amortized in the next twelve months based on the current effective interest rate applied.

Share Based Compensation

We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”). Individual awards under the 2014 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Restricted stock units in the Plan that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the six months ended June 30, 2016. During the six months ended June 30, 2015, we did not grant stock options.

Expected Dividend Yield. Under the Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero.

Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 45%.

Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 1.1%.

Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, or approximately 4.8 years. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.

In accordance with U.S. GAAP, we assess the probability that the performance conditions of our performance-based restricted stock units (“PBRSUs”) will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of the PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. The PBRSUs will vest no later than March 15 of the following year. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period.

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

Accounting Standards Updates Not Yet Effective

In May 2014, an update was made to “Revenue Recognition.” The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the trade of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, various updates have been issued during 2015 and 2016 to clarify the guidance in Topic 606. The amendments in all of these updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying these updates recognized at the date of initial application. We will adopt the provisions of these updates as of January 1, 2018 and we are currently evaluating the impact, if any, to our condensed consolidated financial statements.

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

In January 2016, an update was made to “Financial Instruments—Overall.” The amendments in this update provide guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the amendments clarify guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this update are effective for the annual periods, and the interim periods within those years, ending after December 15, 2017, and early adoption is permitted. We will adopt the provisions of this update as of January 1, 2018 and we are currently evaluating the impact, if any, to our condensed consolidated financial statements.

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

Health at Work Wellness Actuaries LLC (“Habits at Work”)

On March 3, 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired the business from Habits at Work. Habits at Work designs wellness-driven health plans and engagement programs for employers, insurers and wellness groups. Our acquisition of the business from Habits at Work aligned with our growth strategy to build our Insurance and Other Consumer Services segment through a combination of innovative insurance and non-insurance services for consumers, employers and the insurance industry. In connection with this acquisition, we issued 413 thousand shares of common stock to Habits at Work. The following table summarizes the consideration transferred to Habits at Work (in thousands):

Common stock	$1,551
Cash	1
Fair value of total consideration transferred	$1,552

We are obligated under the asset purchase agreement to make aggregate earn-out payments to the members of Habits at Work during three one-year measurement periods from March 1, 2015 through February 28, 2018 (the “Measurement Periods”) of up to approximately $1.0 million per Measurement Period, based upon revenue generated by the business during such Measurement Period and subject to the terms and conditions specified in the asset purchase agreement. In accordance with U.S. GAAP, we record the earn-

out payments as post-combination share based compensation expense based upon the grant date share price of our common stock of $3.75, which is recognized pro-rata over the requisite service period and included in general and administrative expenses in our Insurance and Other Consumer Services segment. The earn-out is subject to performance and service vesting conditions and is payable in stock and a portion in cash, depending on the market price of the stock at vesting in accordance with the asset purchase agreement. We estimated the expense for both the equity and liability awards, and because vesting and other conditions may impact the number of common shares issued, the amount of future share based compensation expense may vary based upon those conditions.

In the three months ended June 30, 2016, we issued approximately 230 thousand shares of our common stock and paid $64 thousand in cash related to the earn-out payment for the first Measurement Period. As of June 30, 2016, we expect the value of the earn-out payment for the second Measurement Period to be approximately $1.0 million, which includes an estimated cash payment of $230 thousand. In the three months ended June 30, 2016 and 2015, we recorded share based compensation expense in relation to this agreement of $313 thousand and $249 thousand, respectively. In the six months ended June 30, 2016 and 2015, we recorded share based compensation expense in relation to this agreement of $617 thousand and $329 thousand, respectively. We estimate the remaining unrecognized compensation expense for the second Measurement Period to be approximately $833 thousand. Due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the value of the earn-out payment, cash liability and unrecognized compensation expense for the third Measurement Period from March 1, 2017 through February 28, 2018. The variability of the inputs in the second and third Measurement Periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment.

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

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Insurance and Other Consumer Services segment and is not expected to be deductible for income tax purposes. Acquisition-related costs in connection with the Habits at Work transaction for the three and six months ended June 30, 2015 were $81 thousand and are included in general and administrative expenses in our condensed consolidated statements of operations.

The financial impact of the acquisition of Habits at Work is not material to our condensed consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented.

White Sky Inc. (“White Sky”)

In June 2015, we acquired all of the assets and certain liabilities of White Sky. White Sky innovates and develops easy-to-use consumer authentication and e-commerce solutions. Our acquisition of the business from White Sky provides opportunities to expand product integration as well as development, marketing and operational efficiencies in our Personal Information Services segment.

In connection with this acquisition, and subject to post-closing adjustments in accordance with the asset purchase agreement, we issued 353 thousand shares of common stock to White Sky and received back 210 thousand shares of our common stock as a liquidating distribution during the year ended December 31, 2015. Under the terms of the purchase agreement, White Sky is required to make liquidating distributions to its shareholders, including us, in accordance with the preferences set forth in White Sky’s Eighth Amended and Restated Certificate of Incorporation (the “distributions”). The distributions were not made as of the first reporting date, and therefore we estimated the cash distribution amounts in order to calculate the purchase price and fair value of the acquisition. Subsequent to June 30, 2016, we received the final liquidating cash distributions, which were not significantly different from our estimated amounts. Therefore, we do not anticipate an adjustment to the allocation of the purchase price and are considering the analysis to be final. The following table summarizes the final purchase price transferred to White Sky (in thousands):

Common stock, net of distribution of $624 thousand	$576
Cash, net of distribution of $405 thousand	796
Fair value of purchase price transferred	1,372
Fair value of previously held equity interest in White Sky	1,029
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
$2,401

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Personal Information Services segment and is expected to be deductible for income tax purposes.

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

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Pro forma revenue	$52,738	$109,774
Pro forma net loss	$(25,778)	$(27,053)

White Sky’s results of operations are included in our financial results for the three and six months ended June 30, 2016, and any pro forma adjustments are not material to our condensed consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented for the three or six months ended June 30, 2016. The pro forma amounts presented have been calculated after applying our accounting policies and adjusting the results to reflect additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, eliminating intercompany transactions and the associated income tax impacts. Supplemental pro forma earnings for the three and six months ended June 30, 2015 were adjusted to exclude $284 thousand of acquisition-related costs incurred by both us and White Sky in the six months ended June 30, 2015. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated as of January 1, 2014, nor is it indicative of future operating results. The pro forma information does not include any adjustments for potential revenue enhancements, cost synergies or other operating efficiencies.

5.	Loss Per Common Share

Basic and diluted loss per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic loss per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per common share is equivalent to basic loss per common share, as U.S. GAAP provides that a loss cannot be diluted by potential common stock, which includes the potential exercise of stock options and vesting of our restricted stock and restricted stock units under our share based employee compensation plans.

For the three and six months ended June 30, 2016, options to purchase common stock and unvested restricted stock units estimated to be 5.3 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. For the three and six months ended June 30, 2015, options to purchase common stock and unvested restricted stock units estimated to be 4.2 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss—basic and diluted	$(5,307)	$(24,840)	$(9,574)	$(26,063)

Weighted average common shares outstanding—basic	23,268	19,369	23,078	19,104
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	23,268	19,369	23,078	19,104

Net loss per common share—basic and diluted	$(0.23)	$(1.28)	$(0.41)	$(1.36)

6.	Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. As of June 30, 2016, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the six months ended June 30, 2016 or in the year ended December 31, 2015. We did not hold any significant instruments that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy as of December 31, 2015. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 11.

7.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Prepaid services	$579	$709
Other prepaid contracts	3,492	3,416
Restricted cash	375	—
Other	3,164	3,399
Total	$7,610	$7,524

Other includes a deposit for component parts of approximately $2.6 million with our Health Monitor manufacturer, which is subject to obsolescence and impairment testing. As of June 30, 2016, we did not record an impairment charge or reserve on the deposit amounts.

8.	Inventory

We had an inventory balance of $2.1 million as of June 30, 2016, which included $1.8 million of finished goods and $358 thousand of raw materials for our Pet Health Monitoring segment. We had an inventory balance of $2.3 million as of December 31, 2015, which included $1.9 million of finished goods and $358 thousand of raw materials for our Pet Health Monitoring segment. We did not record a charge for excess or obsolete inventory in the six months ended June 30, 2016 and 2015.

9.	Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation and commission costs included in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 were $4.5 million and $7.0 million, respectively. Amortization of deferred subscription solicitation and commission costs, which is included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended June 30, 2016 and 2015 was $3.2 million and $4.4 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2016 and 2015 was $7.1 million and $8.7 million, respectively. Marketing costs expensed as incurred, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended June 30, 2016 and 2015 were $512 thousand and $1.3 million, respectively. Marketing costs expensed as incurred for the six months ended June 30, 2016 and 2015 were $1.5 million and $2.8 million, respectively.

10.	Internally Developed Capitalized Software

We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the six months ended June 30, 2016 and 2015. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Activity in our internally developed capitalized software during the six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2015	$14,582	$(6,880)	$7,702
Additions	137	—	137
Disposals	(393)	227	(166)
Depreciation expense	—	(1,836)	(1,836)
Balance at June 30, 2016	$14,326	$(8,489)	$5,837
Balance at December 31, 2014	$13,754	$(11,169)	$2,585
Additions	4,974	—	4,974
Disposals	—	—	—
Depreciation expense	—	(1,104)	(1,104)
Balance at June 30, 2015	$18,728	$(12,273)	$6,455

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining six months ending December 31, 2016	$1,740
For the years ending December 31:
2017	2,979
2018	1,107
2019	11
Total	$5,837

As of June 30, 2016 and December 31, 2015, software development-in-progress had a balance of $2.9 million and $584 thousand, respectively. Software development-in-progress includes costs associated with software and hardware projects that were still in the application development stage as of June 30, 2016 and December 31, 2015 and as such, were not being amortized.

11.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of June 30, 2016 and December 31, 2015:
Gross carrying amount	33,056	12,862	1,390	47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	$7,219	$2,544	$—	$9,763

During the six months ended June 30, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Our intangible assets consisted of the following (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,780)	$—	$94
Marketing related	3,336	(3,108)	—	228
Technology related	4,068	(3,082)	—	986
Total amortizable intangible assets	$46,278	$(44,970)	$—	$1,308

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,552)	$—	$322
Marketing related	3,336	(3,069)	—	267
Technology related	4,068	(2,964)	—	1,104
Total amortizable intangible assets	$46,278	$(44,585)	$—	$1,693

During the six months ended June 30, 2016 and year ended December 31, 2015, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of two to ten years. For the three months ended June 30, 2016 and 2015, we had an aggregate amortization expense of $192 thousand and $156 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, we had an aggregate amortization expense of $384 thousand and $275 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2016	$199
For the years ending December 31:
2017	362
2018	257
2019	196
2020	147
Thereafter	147
Total	$1,308

12.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other liabilities are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Accrued marketing	$471	$1,106
Accrued cost of sales, including credit bureau costs	7,569	7,551
Accrued general and administrative expense and professional fees	3,013	2,712
Insurance premiums	453	444
Estimated liability for non-income business taxes	3,522	3,427
Other	552	605
Total	$15,580	$15,845

We are subject to certain non-income (or indirect) business taxes in various state and other jurisdictions. In the six months ended June 30, 2016, we increased our estimated liability for non-income business taxes by approximately $95 thousand, primarily from additional accruals of $116 thousand for existing unresolved estimated liabilities in certain jurisdictions, partially offset by cash payments of $21 thousand to state taxing authorities. We continue to correspond with the applicable authorities in an effort toward resolution in the remainder of the year ending December 31, 2016. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. In addition, during the six months ended June 30, 2016, we paid $63 thousand related to the consent order we entered into with the Consumer Financial Protection Bureau (the “CFPB”) in July 2015. For additional information related to the non-income business taxes and the consent order, please see Note 14.

13.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Accrued payroll	$1,024	$782
Accrued benefits	1,967	2,161
Accrued severance	1,001	4,148
Total accrued payroll and employee benefits	$3,992	$7,091

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

The following table summarizes the non-restructuring and restructuring activity during the six months ended June 30, 2016 and 2015 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Severance	Total Accrued Severance
Balance at December 31, 2015	$3,957	$191	$4,148
Adjustments to expense	(15)	(182)	(197)
Payments	(2,941)	(9)	(2,950)
Balance at June 30, 2016	$1,001	$—	$1,001
Balance at December 31, 2014	$65	$2,493	$2,558
Adjustments to expense	765	—	765
Payments	(440)	(2,159)	(2,599)
Balance at June 30, 2015	$390	$334	$724

We expect to pay the majority of the remaining severance liability in the remainder of the year ending December 31, 2016.

14.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining six months ending December 31, 2016	$1,553	$324
For the years ending December 31:
2017	3,060	693
2018	3,079	556
2019	1,410	26
2020	41	21
2021	—	7
Total minimum lease payments	$9,143	1,627
Less: amount representing interest		(123)
Present value of minimum lease payments		1,504
Less: current obligation		(603)
Long-term obligations under capital lease		$901

During the three and six months ended June 30, 2016, we entered into additional capital lease agreements for approximately $105 thousand. During the three and six months ended June 30, 2015, we entered into additional capital lease agreements for approximately $427 thousand. We recorded the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheets. Rental expenses included in general and administrative expenses for the three months ended June 30, 2016 and 2015 were $681 thousand and $658 thousand, respectively. Rental expenses included in general and administrative expenses for the six months ended June 30, 2016 and 2015 were $1.4 million and $1.3 million, respectively.

Legal Proceedings

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the six months ended June 30, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. We also submitted an amended compliance plan to the CFPB.

On January 14, 2013, Intersections Insurance Services Inc. (“IISI”) was served with a complaint filed in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. IISI filed a motion for a more definite statement, which was denied by the court in December, 2013. On January 21, 2014, IISI filed an answer to the complaint. An administrative conference occurred on May 26, 2016, for the purpose of development of scheduling order to manage the case through the beginning of a trial. We are awaiting the court’s issuance of a scheduling order.

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

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of June 30, 2016, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above.

We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect in our condensed consolidated financial statements, taken as a whole.

Other

We analyzed our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. The following table summarizes the non-income business tax liability activity during the six months ended June 30, 2016 and 2015 (in thousands):

	Non-Income Business Tax Liability
	2016	2015
Balance at December 31	$3,427	$4,458
Additions to existing liabilities	116	216
Payments	(21)	(1,801)
Balance at June 30	$3,522	$2,873

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

In the three months ended June 30, 2016, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $7.8 million, payable in monthly and yearly installments through December 31, 2020. These amounts are expensed on a pro-rata basis and are included in cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 18 in our most recent Annual Report on Form 10-K.

The variability of the inputs for the earn-out provisions in the business we acquired from Habits at Work may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4.

Orders we place for the production of our Voyce hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations exclude agreements that are cancelable by us without penalty. In the six months ended June 30, 2016, we did not record a liability for any unconditional purchase obligations.

15.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Deferred rent	$2,132	$2,387
Uncertain tax positions, interest and penalties not recognized	1,541	1,508
Accrued general and administrative expenses	1,088	76
Total other long-term liabilities	$4,761	$3,971

16.	Debt and Other Financing

On March 21, 2016, we and our subsidiaries entered into the Credit Agreement with Crystal Financial SPV LLC. In connection with the Credit Agreement, we and our subsidiaries also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The Credit Agreement provides for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019, unless the facility is otherwise terminated pursuant to the terms of the Credit Agreement.

Amounts borrowed under the Credit Agreement bear interest, payable monthly, at the greater of LIBOR plus 10% per annum or 10.5% per annum. Beginning June 30, 2016, the aggregate principal amount outstanding must be repaid in quarterly installments of $1.3 million. Additionally, beginning December 31, 2016, we are required to make a prepayment equal to 50% of our excess cash flows (as defined in the Credit Agreement) at each fiscal year end. Based on our operations to date and cash flow forecasts, we do not expect to make an excess cash flow payment for the year ending December 31, 2016. Certain events also require prepayments including, but not limited to, proceeds received from certain tax refunds, asset dispositions, extraordinary receipts and equity issuances, except for proceeds from the sale of up to 20% of the equity of our subsidiary, i4c, which may be reinvested in the business of i4c. Prepayments on the term loan, excluding required quarterly minimum payments, excess cash flow and certain tax refunds, are subject to a maximum early termination fee of 5% of the principal amount repaid in the first year, 3% in the second year, and no fees thereafter. Once amounts borrowed have been paid or prepaid, they may not be reborrowed. Minimum required maturities are as follows (in thousands):

For the remaining six months ending December 31, 2016	$2,500
For the years ending December 31:
2017	5,000
2018	5,000
2019	5,856
Total outstanding	$18,356

As of June 30, 2016, $18.4 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs of $1.6 million in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of June 30, 2016, $8.0 million, net, is classified as short-term, which includes the minimum maturities as well as our estimated required prepayments, as described above.

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

The Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. The Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items) and specified Core Business consolidated EBITDA (as defined in the agreement as including us and all of our subsidiaries except for i4c). As of June 30, 2016, we were in compliance with all such covenants.

The Credit Agreement replaces our loan agreement with Silicon Valley Bank, dated October 7, 2014, which was scheduled to mature on October 7, 2016. The loan agreement, which provided for a revolving credit facility of $5.0 million, was terminated effective March 21, 2016. There were no amounts outstanding at that time.

17.	Income Taxes

Our consolidated effective tax rate for the three months ended June 30, 2016 and 2015 was zero and (125.1)%, respectively. Our consolidated effective tax rate for the six months ended June 30, 2016 and 2015 was (0.1)% and (104.7)%, respectively. The significant decrease is primarily due to the change in the valuation allowance.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine whether, on a more likely than not basis, some or all of our deferred tax assets will not be realized and, therefore, establish a valuation allowance. We continued to evaluate all significant positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. We were not able to recognize a net tax benefit associated with our pre-tax loss in the three or six months ended June 30, 2016, as there has been no change to the conclusion from the year ended December 31, 2015 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

The amount of deferred tax assets considered realizable as of June 30, 2016 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of June 30, 2016 relates to an indefinite-lived intangible.

There were no material changes to our uncertain tax positions during the three or six months ended June 30, 2016 and 2015.

18.	Stockholders’ Equity

Share Based Compensation

We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”), and we have three inactive stock incentive plans: the 1999 Stock Option Plan, the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. As of June 30, 2016, we have 1.8 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 4.6 million shares are outstanding under all of our active and inactive plans. In April 2016, our Board of Directors approved an amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.5 million shares, from 3.0 million shares to 5.5 million shares. The amendment was effective immediately upon our stockholders’ approval in May 2016. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

Stock Options

Total share-based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three months ended June 30, 2016 and 2015 was $11 thousand and $9 thousand, respectively. Total share-based compensation expense recognized for stock options for the six months ended June 30, 2016 and 2015 was $11 thousand and $37 thousand, respectively.

The following table summarizes our stock option activity during the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2015	778,590	$5.36
Granted	379,000	$2.30
Canceled	(294,224)	$5.34
Outstanding at June 30, 2016	863,366	$4.02	$-	6.02
Exercisable at June 30, 2016	484,366	$5.37	$-	2.93

The weighted average grant date fair value of options granted, based on the Black Scholes method, during the three and six months ended June 30, 2016 was $0.94. There were no options granted during the six months ended June 30, 2015.

There were no options exercised during the six months ended June 30, 2016 or 2015.

As of June 30, 2016, there was $344 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units and Restricted Stock Awards

Total share based compensation expense recognized for restricted stock units and restricted stock awards (together, “RSUs”), which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended June 30, 2016 and 2015 was $1.1 million and $1.2 million, respectively. Total share based compensation expense recognized for RSUs for the six months ended June 30, 2016 and 2015 was $2.0 million and $2.6 million, respectively.

The following table summarizes the activity of our RSUs during the six months ended June 30, 2016:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	2,167,212	$4.24
Granted:
RSUs	784,167	$2.37
Performance-based restricted stock units (1)	1,552,001	$2.35
Total granted	2,336,168	$2.36
Canceled (2)	(467,201)	$4.92
Vested	(284,273)	$5.25
Outstanding at June 30, 2016	3,751,906	$2.91

____________________

(1)	Includes the maximum number of shares that may ultimately vest from the performance-based restricted stock units (“PBRSUs”) grant in May 2016.
(2)	Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 59 thousand in the six months ended June 30, 2016.

In May 2016, we granted PBRSUs to certain members of senior management.  The PBRSUs represent a contingent right to receive a number of shares of common stock ranging from zero to a maximum of 200% of the original award, based upon the Adjusted EBITDA (as defined in the grant agreement) actually achieved for the year ending December 31, 2016. The estimated aggregate grant date fair value of the PBRSUs was $5.4 million, which is the maximum under the award. We record shared based compensation expense based on the probable outcome of the performance condition.

As of June 30, 2016, there was $7.8 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Other

In addition to the unrecognized compensation cost related to unvested RSUs, we determined the majority of the earn-out provisions in the business we acquired in March 2015 from Habits at Work to be share based compensation expense. In the three months ended June 30, 2016 and 2015, we recorded share based compensation expense of $313 thousand and $249 thousand, respectively, which is included in general and administrative expenses in our condensed consolidated financial statements. In the six months ended June 30, 2016 and 2015, we recorded share based compensation expense of $617 thousand and $329 thousand, respectively. We estimate the unrecognized compensation cost for the second Measurement Period to be approximately $833 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation cost for the third Measurement Period from March 1, 2017 through February 28, 2018. The variability of the inputs in the second and third Measurement Periods may have a material impact on the operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4.

We did not have any dividend activity in the six months ended June 30, 2016 and 2015. During the six months ended June 30, 2016 and 2015, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 59 thousand in the six months ended June 30, 2016. Under our Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock.

19.	Related Party Transactions

Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with other credit analysis services and application development. In connection with these agreements, we paid monthly installments totaling $340 thousand and $288 thousand in the three month periods ended June 30, 2016 and 2015, respectively. In the six months ended June 30, 2016 and 2015, we paid $556 thousand and $504 thousand, respectively. These amounts are included within cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, we owed $142 thousand to DMS under this agreement.

Loeb Partners Corporation – In connection with the closing of the Credit Agreement, we paid $553 thousand in advisory fees in the six months ended June 30, 2016 to Loeb Partners Corporation. Loeb Partners Corporation is an affiliate of Loeb Holding Corporation. One of the members of our Board of Directors is the beneficial owner of a majority of the voting stock of Loeb Holding Corporation, and is the Chairman and Chief Executive Officer of Loeb Partners Corporation.

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

The following table sets forth segment information for the three and six months ended June 30, 2016 and 2015:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended June 30, 2016
Net revenue	$41,567	$2,626	$19	$539	$—	$44,751
Depreciation	1,114	21	410	29	15	1,589
Amortization	46	128	18	—	—	192
Income (loss) from operations	4,347	(439)	(5,050)	(98)	(3,133)	(4,373)
Income (loss) before income taxes	3,428	(439)	(5,050)	(98)	(3,148)	(5,307)
Three months ended June 30, 2015
Net revenue	$47,844	$3,605	$32	$487	$—	$51,968
Depreciation	1,102	59	376	24	52	1,613
Amortization	—	142	14	—	—	156
Income (loss) from operations (1)	4,836	250	(4,827)	(158)	(11,168)	(11,067)
Income (loss) before income taxes	4,913	250	(4,827)	(158)	(11,214)	(11,036)

Six months ended June 30, 2016
Net revenue	$84,046	$5,287	$34	$1,032	$—	$90,399
Depreciation	2,267	74	817	49	38	3,245
Amortization	93	256	35	—	—	384
Income (loss) from operations	8,422	(696)	(10,183)	(196)	(5,651)	(8,304)
Income (loss) before income taxes	7,285	(696)	(10,179)	(196)	(5,781)	(9,567)
Six months ended June 30, 2015
Net revenue	$99,092	$7,387	$34	$967	$—	$107,480
Depreciation	2,223	120	408	51	108	2,910
Amortization	—	261	14	—	—	275
Income (loss) from operations (1)	11,464	740	(9,636)	(306)	(14,838)	(12,576)
Income (loss) before income taxes	11,431	722	(9,636)	(306)	(14,941)	(12,730)

______________________________

(1)

In the six months ended June 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three and six months ended June 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

In the three and six months ended June 30, 2015, we incurred an impairment charge of $7.4 million related to our acquisition of White Sky in our Corporate  business unit.

The following table sets forth segment information as of June 30, 2016 and December 31, 2015:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
As of June 30, 2016
Property and equipment, net	$9,298	$206	$2,976	$272	$97	$12,849
Total assets	$33,195	$15,091	$19,122	$733	$8,844	$76,985
As of December 31, 2015
Property and equipment, net	$8,843	$549	$3,702	$209	$135	$13,438
Total assets	$33,056	$16,074	$9,408	$685	$10,807	$70,030

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
Revenue:	(in thousands)
For the three months ended June 30, 2016	$41,524	$3,227	$44,751
For the three months ended June 30, 2015	$46,745	$5,223	$51,968
For the six months ended June 30, 2016	$84,152	$6,247	$90,399
For the six months ended June 30, 2015	$96,369	$11,111	$107,480

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,'' “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including the timing and success of new product launches, including our IDENTITY GUARD®, VOYCE® and VOYCE PRO™ platforms, and other growth initiatives; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring charges; our incurring impairment charges on goodwill and/or assets, including assets related to our VOYCE® products; our ability to control costs; and our needs for additional capital to grow our business, including our ability to maintain compliance with the covenants under our new term loan or seek additional sources of debt and/or equity financing. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K, and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.

Overview

Our business uses data to help consumers reduce risk through subscription services. We operate in four reportable segments: Personal Information Services; Insurance and Other Consumer Services; Pet Health Monitoring; and Bail Bonds Industry Solutions. Corporate headquarter office transactions including, but not limited to, legal, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in our Corporate business unit.

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

Recent Developments

We significantly increased our liquidity in March 2016 by entering into a credit agreement (“Credit Agreement”) with Crystal Financial SPV LLC that provides for a $20.0 million term loan, which was fully funded at closing. We allocated $15.0 million of the net proceeds to our Pet Health Monitoring segment, which will be used to meet the liquidity demands of our new VOYCE PRO™ product expansion. We are using the remaining net proceeds for general corporate purposes for our other business segments. The Credit Agreement is structured such that any future capital needs of our Pet Health Monitoring segment will be funded from cash provided by its operations or a limited direct third party equity investment in that business. This structure is intended to provide our Pet Health Monitoring segment with the flexibility it needs to meet the demands associated with the rollout of its products and services while also providing our Personal Information Services and other segments with the flexibility they need to execute their plans independent of our Pet Health Monitoring segment’s capital needs. Please refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

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

Our growth strategy in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, and growing our partner marketing and distribution relationships in the U.S. and Canada. In August 2016, we began to transition our primary marketing relationship in Canada to a new vendor. We expect the transition to be completed in early 2017, and we believe our new marketing relationship will provide us similar access to large partners to reach new subscribers for our products and services. Although not expected, it is possible that there could be an unfavorable impact to the existing Canadian subscriber base, which could negatively impact revenue.

In the six months ended June 30, 2016 and 2015, approximately 59% and 62%, respectively, of our Personal Information Services segment revenue were derived from our historical agreements with U.S. financial institutions. Revenue in the six months ended June 30, 2016 and 2015 from Bank of America, our largest financial institution client that ceased marketing of our services in 2011, constituted approximately 48% and 47%, respectively, of our Personal Information Services segment revenue. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers.

In the year ended December 31, 2015 and the six months ended June 30, 2016, we successfully expanded our business with several new relationships, to which we are offering our IDENTITY GUARD® portfolio of services, and expect to increase both subscribers and revenue in the remainder of the year ending December 31, 2016. Our revenue from IDENTITY GUARD® branded subscribers increased by 5.4% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

In July 2015, a consent order was entered in the U.S. District Court for the Eastern District of Virginia related to the previously reported CFPB Civil Investigative Demand received in January 2014. Under the consent order, we paid a $1.2 million penalty in the second half of 2015, and in the six months ended June 30, 2016 we paid $63 thousand of refunds to certain subscribers and agreed to make various changes to our disclosures and business practices. Under the consent order, we also agreed to be subject to certain ongoing injunctive relief and other compliance requirements, which have not substantially changed our business practices. In addition, add-on or ancillary products like those offered in our Personal Information Services and Insurance and Other Consumer Services segments remain subject to continuing review by federal and state regulators.

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

Pet Health Monitoring

Our Pet Health Monitoring segment provides health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c, which does business as Voyce. VOYCE® is our pet health monitoring platform and information management service that collects, translates, monitors and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. The data we provide includes key animal vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, distance traveled and caloric burn. This data enables owners and their veterinarian health advisors to monitor their pets remotely, thus replacing subjective observation-based reports from the pet owner with objective biometric data. VOYCE PRO™ offers a program to remotely monitor dog patients and provide veterinarians with objective data to help identify and manage health conditions, monitor the efficacy of medications and treatment protocols and improve the communication between veterinarians and pet owners for improved compliance and care. We provide valuable data and insight to the owners and veterinarians in a manner we believe never previously available. Data collected from our Health Monitor is translated and coupled with content written by top pet and veterinary experts exclusively for VOYCE® to create a professional, highly relevant and personalized customer experience. The interactive platform also offers several features including, but not limited to, the ability to store medical records, set reminders and create and track goals for the pets.

Based on feedback from consumer marketing efforts in the first half of 2015 and strong interest expressed by the veterinarian community, we began focusing our development and marketing efforts on the veterinarian community and de-emphasized our consumer offering. We introduced VOYCE PRO™ to the veterinary community in late 2015. We continue to contract with many veterinarian hospitals and offer training and onboarding programs to effectively deploy the service. In addition to contracts with independent veterinary practices throughout the U.S, our contracts have been expanded to include several leading national veterinary hospital owners and leading teaching hospitals in the U.S.

In late 2015, we entered into an agreement with Patterson Veterinary, a leading value-added distributor of animal health products, technology and other services, to distribute our VOYCE PRO™ product throughout the veterinary community in a coordinated manner with our in-house business development and client relationship divisions. As of June 30, 2016, VOYCE PRO™ has been introduced to the majority of Patterson’s territory sales teams, and we continue to make efforts to expand to the remaining teams, obtain additional contracts with veterinarian hospitals and increase sales of VOYCE PRO™. Additionally, in the six months ended June 30, 2016, we have expanded our internal business development and client relationship divisions to ensure wider coverage across the U.S. As a result of our aggregated efforts, we anticipate revenue, and associated cost of revenue and commission expense, to increase in the remainder of the year ending December 31, 2016 for this segment.

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

In addition, as we continued to review our cost base in 2015 to achieve the original targeted cost reductions, we incurred additional severance expense in accordance with our ongoing benefit arrangement throughout our reporting segments. The severance actions decreased cash provided by operations in the year ended December 31, 2015 and are expected to decrease cash provided by operations through the remainder of the year ending December 31, 2016. Beginning in the first quarter of 2016, these actions began to achieve up to an additional $4.0 million of annualized cost savings through reductions to cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. However, costs in our Pet Health Monitoring segment have and are expected to continue to increase, especially as we ramp up our marketing efforts through veterinarians, and costs are expected to increase in our other business segments to support growth initiatives. For additional information, please see Note 13 to our condensed consolidated financial statements.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2016 and December 31, 2015 totaled $453 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

Consulting services, primarily from our Insurance and Other Consumer Services segment, are offered to customers primarily on a fixed fee, retainer or commission basis. We recognize revenue from our consulting services when: a) persuasive evidence of an arrangement exists as we maintain contracts or electronic communication documenting the agreement, b) performance has occurred, c) the seller’s price to the buyer is fixed as the price of the services is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced through a strong history of payment by our customers with no significant write-offs. We record revenue on a gross basis in the amount that we bill the customer when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear credit risk for the amount billed to the customer. We record the net amount as commissions earned if we do not serve as the primary obligor and do not have latitude in establishing prices.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

Pet Wellness Products and Services

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the VOYCE® and VOYCE PRO™ subscription monitoring services and the fixed portion of shipping and handling receipts. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain electronic confirmations with individual purchasers, b) activation of the hardware and service has occurred, c) the seller’s price to the buyer is fixed, stated refund privileges, if any, have lapsed and the price of the product is agreed to by the customer as a condition of the sales transaction and d) collectability is reasonably assured as individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period. As VOYCE® and VOYCE PRO™ are new products and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until stated refund privileges, if any, lapse. Due to the deferral period, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges and may reevaluate the deferral periods.

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

Goodwill, Identifiable Intangibles and Other Long-Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky Inc. and Habits at Work in 2015 as well as our prior acquisition of Intersections Insurance Services Inc. in 2006.

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

As of June 30, 2016, goodwill of $2.5 million resided in our Insurance and Other Consumer Services reporting unit and goodwill of $7.2 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt agreements. The effective interest rate applied to the amortization is reviewed periodically and may change if actual principal repayments of the term loan differ from estimates. In accordance with U.S. GAAP, short-term and long-term debt are presented net of the unamortized debt issuance costs in our condensed consolidated balance sheets.

Classification of Debt

Pursuant to the Credit Agreement, we are required to make certain prepayments on our term loan with Crystal Financial SPV LLC in addition to scheduled quarterly repayments, including but not limited to proceeds received from certain tax refunds, asset dispositions, extraordinary receipts, excess cash flows (as defined in the Credit Agreement) and equity issuances, except for proceeds from the sale of up to 20% of the equity of our subsidiary, i4c, which may be invested in the business of i4c. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months are classified as the current portion of long-term debt in our condensed consolidated financial statements, net of unamortized debt issuance costs to be amortized in the next twelve months based on the current effective interest rate applied.

Share Based Compensation

We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”). Individual awards under the 2014 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

The Compensation Committee administers the Plan, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Restricted stock units in the Plan that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the six months ended June 30, 2016. During the six months ended June 30, 2015, we did not grant stock options.

Expected Dividend Yield. Under the Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero.

Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 45%.

Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 1.1%.

Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, or approximately 4.8 years. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.

In accordance with U.S. GAAP, we assess the probability that the performance conditions of our performance-based restricted stock units (“PBRSUs”) will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of the PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. The PBRSUs will vest no later than March 15 of the following year. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015 (all tables are in thousands, except percentages):

The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended June 30, 2016
Revenue:
Services	$41,567	$2,626	$10	$539	$—	$44,742
Hardware	—	—	9	—	—	9
Net revenue	41,567	2,626	19	539	—	44,751
Operating expenses:
Marketing	3,278	13	229	12	—	3,532
Commission	10,047	840	—	—	—	10,887
Cost of services revenue	12,655	163	115	51	—	12,984
Cost of hardware revenue	—	—	167	—	—	167
General and administrative	10,080	1,900	4,130	545	3,118	19,773
Depreciation	1,114	21	410	29	15	1,589
Amortization	46	128	18	—	—	192
Total operating expenses	37,220	3,065	5,069	637	3,133	49,124
Income (loss) from operations	$4,347	$(439)	$(5,050)	$(98)	$(3,133)	$(4,373)
Three months ended June 30, 2015
Revenue:
Services	$47,844	$3,605	$1	$487	$—	$51,937
Hardware	—	—	31	—	—	31
Net revenue	47,844	3,605	32	487	—	51,968
Operating expenses:
Marketing	4,589	32	784	—	—	5,405
Commission	11,986	1,090	—	7	—	13,083
Cost of services revenue	14,807	282	21	50	—	15,160
Cost of hardware revenue	—	—	182	—	—	182
General and administrative (1)	10,524	1,750	3,482	564	3,761	20,081
Impairment of intangibles and other long-lived assets	—	—	—	—	7,355	7,355
Depreciation	1,102	59	376	24	52	1,613
Amortization	—	142	14	—	—	156
Total operating expenses	43,008	3,355	4,859	645	11,168	63,035
Income (loss) from operations	$4,836	$250	$(4,827)	$(158)	$(11,168)	$(11,067)

______________________________

(1)

In the six months ended June 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three months ended June 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

Personal Information Services Segment

Income from operations for our Personal Information Services segment decreased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios and, to a lesser extent, lower revenue from our Canadian business lines, partially offset by decreased cost of services revenue and commission expenses.

	Three Months Ended June 30,
	2016	2015	Difference	%
Services revenue	$41,567	$47,844	$(6,277)	(13.1)%
Operating expenses:
Marketing	3,278	4,589	(1,311)	(28.6)%
Commission	10,047	11,986	(1,939)	(16.2)%
Cost of services revenue	12,655	14,807	(2,152)	(14.5)%
General and administrative	10,080	10,524	(444)	(4.2)%
Depreciation	1,114	1,102	12	1.1%
Amortization	46	—	46	100.0%
Total operating expenses	37,220	43,008	(5,788)	(13.5)%
Income from operations	$4,347	$4,836	$(489)	(10.1)%

Services Revenue. The decrease in revenue was partially due to a $3.0 million decline in revenue from our Bank of America subscriber portfolio, which we believe is primarily the result of normal subscriber attrition. Revenue from other financial institution clients declined $1.2 million as a result of certain subscriber portfolio cancellations in the first half of 2015 and subscriber attrition within the portfolios we continue to service. Due to the cancellations in 2015 and subscriber attrition, we expect revenue and related earnings from our financial institution client base to continue to decrease.

Revenue from our Canadian Business lines declined $2.0 million primarily as a result of financial institution subscriber portfolio cancellations in the first half of 2015.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. We expect continued growth in our subscriber base and increased revenue in the remainder of the year ending December 31, 2016 for our consumer direct products as we refine our strategic marketing strategy, expand our suite of available IDENTITY GUARD® services and perform services for subscribers in connection with the several new partner relationships, which were signed in late 2015. We expect revenue declines in our Canadian business lines on a year-over-year basis due to the 2015 subscriber portfolio cancellations; however, we expect to maintain the current level of subscribers for the remainder of 2016. Although not expected, it is possible that there could be an unfavorable impact to the existing Canadian subscriber base, which could negatively impact revenue. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the three months ended June 30, 2016 and 2015:

Personal Information Services Segment Revenue

	Three Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(Percent of total)
Bank of America	$19,776	$22,783	47.6%	47.7%
All other financial institution clients	4,754	6,001	11.4%	12.5%
Consumer direct	13,810	13,837	33.2%	28.9%
Canadian business lines	3,227	5,223	7.8%	10.9%
Total Personal Information Services revenue	$41,567	$47,844	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
	(in thousands)
Balance at March 31, 2016	786	398	164	1,348
Additions	—	45	31	76
Cancellations	(29)	(49)	(29)	(107)
Balance at June 30, 2016	757	394	166	1,317
Balance at March 31, 2015	1,354	381	280	2,015
Additions	1	72	23	96
Cancellations	(462)	(74)	(127)	(663)
Balance at June 30, 2015	893	379	176	1,448

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, print and direct mail expenses such as printing and postage. In the three months ended June 30, 2016 and 2015, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions, which decreased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended June 30, 2016 and 2015 was $3.0 million and $4.1 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred were $264 thousand and $458 thousand for the three months ended June 30, 2016 and 2015, respectively.

As a percentage of revenue, marketing expenses decreased to 7.9% for the three months ended June 30, 2016 from 9.6% for the three months ended June 30, 2015.

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

As a percentage of revenue, commission expenses decreased to 24.2% for the three months ended June 30, 2016 from 25.1% for the three months ended June 30, 2015.

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

As a percentage of revenue, cost of revenue decreased slightly to 30.4% for the three months ended June 30, 2016 from 30.9% for the three months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs. The decrease is primarily due to savings from our 2015 severance actions, partially offset by increased headcount for new product development and an expense for pro-rata portion of bonuses for senior management, which are contingent upon the achievement of certain financial measures and approval by the Compensation Committee, to be paid in early 2017. Additionally, in the three months ended June 30, 2015 we incurred a penalty of $600 thousand that did not recur in the three months ended June 30, 2016.

As a percentage of revenue, general and administrative expenses increased to 24.3% for the three months ended June 30, 2016 from 22.0% for the three months ended June 30, 2015.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The slight increase is primarily due to depreciation on new asset additions placed into service in the three months ended June 30, 2016, partially offset by assets that were fully depreciated in prior periods.

As a percentage of revenue, depreciation increased to 2.7% for the three months ended June 30, 2016 from 2.3% for the three months ended June 30, 2015.

Amortization. Amortization consists primarily of the amortization of our intangible assets. The increase is primarily due to amortization on new asset additions related to our acquisition of White Sky Inc. that were placed into service in the second half of 2015.

Goodwill. During the three months ended June 30, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.

Insurance and Other Consumer Services Segment

Loss from operations for our Insurance and Other Consumer Services segment for the three months ended June 30, 2016, compared to income from operations for the three months ended June 30, 2015, was primarily due to decreased revenue and increased general and administrative expenses, partially offset by decreased commission expenses and cost of services revenue.

	Three Months Ended June 30,
	2016	2015	Difference	%
Services revenue	$2,626	$3,605	$(979)	(27.2)%
Operating expenses:
Marketing	13	32	(19)	(59.4)%
Commission	840	1,090	(250)	(22.9)%
Cost of services revenue	163	282	(119)	(42.2)%
General and administrative	1,900	1,750	150	8.6%
Depreciation	21	59	(38)	(64.4)%
Amortization	128	142	(14)	(9.9)%
Total operating expenses	3,065	3,355	(290)	(8.6)%
(Loss) income from operations	$(439)	$250	$(689)	(275.6)%

Services Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 60 thousand subscribers as of June 30, 2016, which is a 28.6% decrease from our subscriber base of 84 thousand subscribers as of June 30, 2015. This segment includes the operating results of the business we acquired in March 2015 from Habits at Work, which designs wellness-driven health plans and engagement programs.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including partner marketing payments, print and direct mail expenses such as printing and postage. Marketing expenses decreased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

As a percentage of revenue, marketing expenses decreased slightly to 0.5% for the three months ended June 30, 2016 from 0.9% for the three months ended June 30, 2015.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 31.9% for the three months ended June 30, 2016 from 30.2% for the three months ended June 30, 2015.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The decrease is primarily due to decreased payroll-related costs from a reduction in headcount in our customer services function. There were no severance and severance-related benefits in this segment in the three months ended June 30, 2016 or 2015.

As a percentage of revenue, cost of revenue decreased to 6.3% for the three months ended June 30, 2016 from 7.8% for the three months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions and share based compensation expense related to the earn-out provisions of the Habits at Work business acquisition. The increase is primarily due to increased share based compensation and payroll-related costs from our health and wellness products.

We determined the majority of the earn-out provisions in the business we acquired from Habits at Work in March 2015 to be share based compensation expense. In the three months ended June 30, 2016 and 2015, we recorded share based compensation expense of $313 thousand and $249 thousand, respectively, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation expense for the second Measurement Period to be approximately $833 thousand. Due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the value of the earn-out payment for the third Measurement Period. The variability of the inputs in the second and third Measurement Periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4 to our condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased to 72.3% for the three months ended June 30, 2016 from 48.5% for the three months ended June 30, 2015.

Depreciation. Depreciation expenses consist primarily of depreciation of our fixed assets. Depreciation decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

As a percentage of revenue, depreciation decreased to 0.8% for the three months ended June 30, 2016 from 1.6% for the three months ended June 30, 2015.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

As a percentage of revenue, amortization increased to 4.9% for the three months ended June 30, 2016 from 3.9% for the three months ended June 30, 2015.

Goodwill. During the three months ended June 30, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Insurance and Other Consumer Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. In early 2015, we launched the VOYCE® consumer offering, a new pet health monitoring platform and information management service, and began fulfilling customer orders. In the year ended December 31, 2015, we de-emphasized our consumer offering and launched VOYCE PRO™, our service provided through veterinarians. We continue to contract with many independent veterinary hospitals, national veterinary practices and teaching hospitals, and we have an exclusive arrangement with a leading value-added distributor serving the veterinary market to distribute VOYCE PRO™. The increase in loss from operations is due to increased payroll-related costs, partially offset by decreased marketing expenses. We expect to continue to incur training and other onboarding costs, including payroll-related costs, to build our sales and client relationship division in the remainder of the year ending December 31, 2016 as we continue to develop the sales market.

	Three Months Ended June 30,
	2016	2015	Difference	%
Revenue:
Services	$10	$1	$9	900.0%
Hardware	9	31	(22)	(71.0)%
Net revenue	19	32	(13)	(40.6)%
Operating expenses:
Marketing	229	784	(555)	(70.8)%
Cost of services revenue	115	21	94	447.6%
Cost of hardware revenue	167	182	(15)	(8.2)%
General and administrative	4,130	3,482	648	18.6%
Depreciation	410	376	34	9.0%
Amortization	18	14	4	28.6%
Total operating expenses	5,069	4,859	210	4.3%
Loss from operations	$(5,050)	$(4,827)	$(223)	(4.6)%

Services and Hardware Revenue. In the three months ended June 30, 2016, we recognized revenue on the sale of services and hardware, including the fixed portion of shipping and handling receipts. We defer revenue on the sale of the hardware and subscription service until return and stated refund rights, if any, have substantially lapsed, resulting in a deferred revenue balance of $20 thousand as of June 30, 2016. In the three months ended June 30, 2016, we continued to expand our business development and client relationship divisions to ensure wider coverage across the U.S. With our expanded business development and client relationship divisions, and through our continued partnership with our exclusive distribution partner, we expect revenue from the VOYCE PRO™ offering to increase in the remainder of the year ending December 31, 2016 as we onboard and train veterinary hospitals and increase sales. As a result of the expansion to our business development and client relationship divisions, our distribution agreement and the expectation of increased sales subject to commissions, we expect commission expenses to increase in the remainder of the year ending December 31, 2016.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including demonstrations, conferences, advertising and printed materials, which do not meet the criteria for capitalization. We incurred marketing and advertising costs in the three months ended June 30, 2015, primarily associated with the launch of VOYCE®. Subsequently, we substantially reduced marketing of the consumer offering and launched VOYCE PRO™. We expect to continue to incur marketing expenses for our VOYCE PRO™ service in the future.

Cost of Services and Hardware Revenue. Cost of revenue consists of product and manufacturing costs, taxes and other fees, content development and customer service costs associated with our hardware and subscription service. We defer the cost of hardware revenue and recognize the expense in the same period as the associated revenue, and our deferred cost of revenue balance was $4 thousand as of June 30, 2016. We expect cost of services and hardware revenues to increase in future periods as our sales increase, though we continue to improve both the cost and technological aspects of our products to improve the gross margin on sales. Failure to generate future revenue or profits within our projected timeframe, changing market demand, technological advances, or other factors may result in future impairment charges or other losses related to our Health Monitor inventory and deposits for future production, which are included in prepaid and other current assets in our condensed consolidated balance sheets. We continue to review the facts and circumstances and, as of June 30, 2016, did not record an impairment charge or reserve on the inventory and deposit amounts. Impairment charges or other losses related to these or other assets could be material.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to increases in legal fees and payroll-related costs for our business development and client relationship divisions, partially offset by decreased professional fees.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets. Depreciation increased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Amortization. Amortization consists primarily of the amortization of our intangible assets. Amortization began in the three months ended June 30, 2015.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment decreased for three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in loss from operations is primarily due to increased revenue.

	Three Months Ended June 30,
	2016	2015	Difference	%
Services Revenue	$539	$487	$52	10.7%
Operating expenses:
Marketing	12	—	12	100.0%
Commission	—	7	(7)	(100.0)%
Cost of services revenue	51	50	1	2.0%
General and administrative	545	564	(19)	(3.4)%
Depreciation	29	24	5	20.8%
Total operating expenses	637	645	(8)	(1.2)%
Loss from operations	$(98)	$(158)	$60	38.0%

Services Revenue. The increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect to expand our services and acquire additional clients, and as a result, we expect revenue to continue to increase in the remainder of the year ending December 31, 2016.

Marketing Expenses. Marketing expenses consist of advertising costs, web-based marketing and other marketing program expenses. Marketing expenses increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

As a percentage of revenue, marketing expenses were 2.2% for the three months ended June 30, 2016. There were no marketing expenses for the three months ended June 30, 2015.

Commission Expenses. Commission expenses consist of commissions paid to our partners. Commission expense decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

There were no commission expenses for the three months ended June 30, 2016. As a percentage of revenue, commission expenses were 1.4% for the three months ended June 30, 2015.

Cost of Services Revenue. Cost of services revenue consists of monitoring and credit bureau expenses. Cost of services revenue increased slightly for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

As a percentage of revenue, cost of revenue decreased to 9.5% for the three months ended June 30, 2016 from 10.3% for the three months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, and account functions. General and administrative expenses decreased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to decreased payroll-related costs.

As a percentage of revenue, general and administrative expenses decreased to 101.1% for the three months ended June 30, 2016 from 115.8% for the three months ended June 30, 2015.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets. Depreciation increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

As a percentage of revenue, depreciation increased to 5.4% for the three months ended June 30, 2016 from 4.9% for the three months ended June 30, 2015.

Corporate

In the six months ended June 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three months ended June 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

In the three months ended June 30, 2016, our loss from operations of $3.1 million primarily consisted of general and administrative and depreciation expenses. In the three months ended June 30, 2015, our loss from operations of $11.0 million primarily consisted of general and administrative and depreciation expenses and an impairment charge related to our acquisition of White Sky. General and administrative expenses primarily consisted of executive, legal, human resources, finance and internal audit expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the three months ended June 30, 2016 and 2015 were $3.1 million and $3.8 million, respectively. The decrease is primarily due to savings from our 2015 severance actions and decreased professional fees. Total share based compensation expense for the three months ended June 30, 2016 and 2015 was $1.1 million and $1.2 million, respectively.

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015 (all tables are in thousands, except percentages):

The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Six months ended June 30, 2016
Revenue:
Services	$84,046	$5,287	$16	$1,032	$—	$90,381
Hardware	—	—	18	—	—	18
Net revenue	84,046	5,287	34	1,032	—	90,399
Operating expenses:
Marketing	7,044	21	1,006	26	—	8,097
Commission	20,391	1,713	—	5	—	22,109
Cost of services revenue	27,073	292	213	96	—	27,674
Cost of hardware revenue	—	—	275	—	—	275
General and administrative	18,756	3,627	7,871	1,052	5,613	36,919
Depreciation	2,267	74	817	49	38	3,245
Amortization	93	256	35	—	—	384
Total operating expenses	75,624	5,983	10,217	1,228	5,651	98,703
Income (loss) from operations	$8,422	$(696)	$(10,183)	$(196)	$(5,651)	$(8,304)
Six months ended June 30, 2015
Revenue:
Services	$99,092	$7,387	$1	$967	$—	$107,447
Hardware	—	—	33	—	—	33
Net revenue	99,092	7,387	34	967	—	107,480
Operating expenses:
Marketing	9,019	56	1,960	1	—	11,036
Commission	24,678	2,227	—	14	—	26,919
Cost of services revenue	31,802	883	165	95	—	32,945
Cost of hardware revenue	—	—	242	—	—	242
General and administrative (1)	19,906	3,100	6,881	1,112	7,375	38,374
Impairment of intangibles and other long-lived assets	—	—	—	—	7,355	7,355
Depreciation	2,223	120	408	51	108	2,910
Amortization	—	261	14	—	—	275
Total operating expenses	87,628	6,647	9,670	1,273	14,838	120,056
Income (loss) from operations	$11,464	$740	$(9,636)	$(306)	$(14,838)	$(12,576)

______________________________

(1)

In the six months ended June 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the six months ended June 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

Personal Information Services Segment

Income from operations for our Personal Information Services segment decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios and, to a lesser extent, lower revenue from our Canadian business lines, partially offset by decreased cost of services revenue and commission expenses.

	Six Months Ended June 30,
	2016	2015	Difference	%
Services revenue	$84,046	$99,092	$(15,046)	(15.2)%
Operating expenses:
Marketing	7,044	9,019	(1,975)	(21.9)%
Commission	20,391	24,678	(4,287)	(17.4)%
Cost of services revenue	27,073	31,802	(4,729)	(14.9)%
General and administrative	18,756	19,906	(1,150)	(5.8)%
Depreciation	2,267	2,223	44	2.0%
Amortization	93	—	93	100.0%
Total operating expenses	75,624	87,628	(12,004)	(13.7)%
Income from operations	$8,422	$11,464	$(3,042)	(26.5)%

Services Revenue. The decrease in revenue was partially due to a $6.4 million decline in revenue from our Bank of America subscriber portfolio, which we believe is primarily the result of normal subscriber attrition. Revenue from other financial institution clients declined $5.2 million as a result of certain subscriber portfolio cancellations in the first half of 2015 and subscriber attrition within the portfolios we continue to service. Due to the cancellations in 2015 and subscriber attrition, we expect revenue and related earnings from our financial institution client base to continue to decrease.

Revenue from our Canadian Business lines declined $4.9 million primarily as a result of financial institution subscriber portfolio cancellations in the first half of 2015.  These declines were partially offset by a 5.4%, or $1.4 million, increase in revenue from our consumer direct products due to year-over-year growth in the subscriber base of approximately 1.0%.

Our business is managed as one that will build our IDENTITY GUARD® brand and Canadian business lines as growth engines for our identity theft and privacy protection solution, and continue to provide the highest level of service for our existing U.S. financial institution clients. We expect continued growth in our subscriber base and increased revenue in the remainder of the year ending December 31, 2016 for our consumer direct products as we refine our strategic marketing strategy, expand our suite of available IDENTITY GUARD® services and perform services for subscribers in connection with the several new partner relationships, which were signed in late 2015. We expect revenue declines in our Canadian business lines on a year-over-year basis due to the 2015 subscriber portfolio cancellations; however, we expect to maintain the current level of subscribers for the remainder of 2016. Although not expected, it is possible that there could be an unfavorable impact to the existing Canadian subscriber base, which could negatively impact revenue. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the six months ended June 30, 2016 and 2015:

Personal Information Services Segment Revenue

	Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(Percent of total)
Bank of America	$40,252	$46,638	47.9%	47.1%
All other financial institution clients	9,614	14,842	11.5%	15.0%
Consumer direct	27,933	26,501	33.2%	26.7%
Canadian business lines	6,247	11,111	7.4%	11.2%
Total Personal Information Services revenue	$84,046	$99,092	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
	(in thousands)
Balance at December 31, 2015	829	363	165	1,357
Reclassification (1)	(11)	11	—	—
Additions	1	126	66	193
Cancellations	(62)	(106)	(65)	(233)
Balance at June 30, 2016	757	394	166	1,317
Balance at December 31, 2014	1,421	342	296	2,059
Additions	2	155	42	199
Cancellations	(530)	(118)	(162)	(810)
Balance at June 30, 2015	893	379	176	1,448

______________________________

(1)

We periodically refine the criteria used to calculate and report our subscriber data. In the six months ended June 30, 2016, we reclassified certain subscribers that receive our breach response services, and the associated revenue, from the Financial Institution category to the Consumer Direct category.

Marketing Expenses. In the six months ended June 30, 2016 and 2015, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions, which decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Amortization of deferred subscription solicitation costs related to marketing of our products for the six months ended June 30, 2016 and 2015 was $6.6 million and $8.2 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred were $427 thousand and $858 thousand for the six months ended June 30, 2016 and 2015, respectively.

As a percentage of revenue, marketing expenses decreased to 8.4% for the six months ended June 30, 2016 from 9.1% for the six months ended June 30, 2015.

Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid, which is largely from our financial institution subscriber base. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased slightly to 24.3% for the six months ended June 30, 2016 from 24.9% for the six months ended June 30, 2015.

Cost of Services Revenue. The decrease is primarily the result of savings from our 2015 severance actions and lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We continue to negotiate the pricing of the supply of credit bureau data with certain of the credit bureaus. If we are not successful, we could continue to realize increased expenses for higher effective data rates in the remainder of the year ending December 31, 2016.

As a percentage of revenue, cost of revenue increased slightly to 32.2% for the six months ended June 30, 2016 from 32.1% for the six months ended June 30, 2015.

General and Administrative Expenses. The decrease is primarily due to increased capitalization of software development costs related to the future expansion of IDENTITY GUARD® service offerings and savings from our 2015 severance actions, partially offset by increased headcount for new product development and an expense for pro-rata portion of bonuses for senior management, which are contingent upon the achievement of certain financial measures and approval by the Compensation Committee, to be paid in early 2017. Additionally, in the six months ended June 30, 2015 we incurred a penalty of $600 thousand that did not recur in the six months ended June 30, 2016.

As a percentage of revenue, general and administrative expenses increased to 22.3% for the six months ended June 30, 2016 from 20.1% for the six months ended June 30, 2015.

Depreciation. The increase is primarily due to depreciation on new asset additions placed into service in the six months ended June 30, 2016, partially offset by assets that were fully depreciated in prior periods.

As a percentage of revenue, depreciation increased to 2.7% for the six months ended June 30, 2016 from 2.2% for the six months ended June 30, 2015.

Amortization. The increase is primarily due to amortization on new asset additions related to our acquisition of White Sky Inc. that were placed into service in the second half of 2015.

Goodwill. During the six months ended June 30, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.

Insurance and Other Consumer Services Segment

Loss from operations for our Insurance and Other Consumer Services segment for the six months ended June 30, 2016, compared to income from operations for the six months ended June 30, 2015, was primarily due to decreased revenue and increased general and administrative expenses, partially offset by decreased cost of services revenue and commission expenses.

	Six Months Ended June 30,
	2016	2015	Difference	%
Services revenue	$5,287	$7,387	$(2,100)	(28.4)%
Operating expenses:
Marketing	21	56	(35)	(62.5)%
Commission	1,713	2,227	(514)	(23.1)%
Cost of services revenue	292	883	(591)	(66.9)%
General and administrative	3,627	3,100	527	17.0%
Depreciation	74	120	(46)	(38.3)%
Amortization	256	261	(5)	(1.9)%
Total operating expenses	5,983	6,647	(664)	(10.0)%
(Loss) income from operations	$(696)	$740	$(1,436)	(194.1)%

Services Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 60 thousand subscribers as of June 30, 2016, which is a 28.6% decrease from our subscriber base of 84 thousand subscribers as of June 30, 2015. This segment includes the operating results of the business we acquired in March 2015 from Habits at Work, which designs wellness-driven health plans and engagement programs.

Marketing Expenses. Marketing expenses decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of revenue, marketing expenses decreased slightly to 0.4% for the six months ended June 30, 2016 from 0.8% for the six months ended June 30, 2015.

Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 32.4% for the six months ended June 30, 2016 from 30.1% for the six months ended June 30, 2015.

Cost of Services Revenue. The decrease is primarily due to decreased payroll-related costs from a reduction in headcount in our customer services function. There were no severance and severance-related benefits in this segment in the six months ended June 30, 2016. Severance and severance-related benefits allocated to our customer services function, and therefore included in cost of services revenue, in the six months ended June 30, 2015 were $166 thousand.

As a percentage of revenue, cost of revenue decreased to 5.6% for the six months ended June 30, 2016 from 12.0% for the six months ended June 30, 2015.

General and Administrative Expenses. The increase is primarily due to increased share based compensation and payroll-related costs from our health and wellness products.

We determined the majority of the earn-out provisions in the business we acquired from Habits at Work in March 2015 to be share based compensation expense. In the six months ended June 30, 2016 and 2015, we recorded share based compensation expense of $617 thousand and $329 thousand, respectively, which is included in general and administrative expenses in our condensed consolidated financial statements, and we estimate the remaining unrecognized compensation expense for the second Measurement Period to be approximately $833 thousand. Due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the value of the earn-out payment for the third Measurement Period. The variability of the inputs in the second and third Measurement Periods may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4 to our condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased to 68.6% for the six months ended June 30, 2016 from 42.0% for the six months ended June 30, 2015.

Depreciation. Depreciation decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of revenue, depreciation decreased slightly to 1.4% for the six months ended June 30, 2016 from 1.6% for the six months ended June 30, 2015.

Amortization. Amortization expense decreased slightly for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of revenue, amortization increased to 4.8% for the six months ended June 30, 2016 from 3.5% for the six months ended June 30, 2015.

Goodwill. During the six months ended June 30, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Insurance and Other Consumer Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. In early 2015, we launched the VOYCE® consumer offering, a new pet health monitoring platform and information management service, and began fulfilling customer orders. In the year ended December 31, 2015, we de-emphasized our consumer offering and launched VOYCE PRO™, our service provided through veterinarians. We continue to contract with many independent veterinary hospitals, national veterinary practices and teaching hospitals, and we have an exclusive arrangement with a leading value-added distributor serving the veterinary market to distribute VOYCE PRO™. The increase in loss from operations is due to increased payroll-related costs and depreciation on assets placed into service as a result of the launch of VOYCE PRO™, partially offset by decreased marketing expenses. We expect to continue to incur training and other onboarding costs, including payroll-related costs, to build our sales and client relationship division in the remainder of the year ending December 31, 2016 as we continue to develop the sales market.

	Six Months Ended June 30,
	2016	2015	Difference	%
Revenue:
Services	$16	$1	$15	1500.0%
Hardware	18	33	(15)	(45.5)%
Net revenue	34	34	0	0.0%
Operating expenses:
Marketing	1,006	1,960	(954)	(48.7)%
Cost of services revenue	213	165	48	29.1%
Cost of hardware revenue	275	242	33	13.6%
General and administrative	7,871	6,881	990	14.4%
Depreciation	817	408	409	100.2%
Amortization	35	14	21	150.0%
Total operating expenses	10,217	9,670	547	5.7%
Loss from operations	$(10,183)	$(9,636)	$(547)	(5.7)%

Services and Hardware Revenue. In the six months ended June 30, 2016, we recognized revenue on the sale of services and hardware, including the fixed portion of shipping and handling receipts. We defer revenue on the sale of the hardware and subscription service until return and stated refund rights, if any, have substantially lapsed, resulting in a deferred revenue balance of $20 thousand as of June 30, 2016. In the six months ended June 30, 2016, we expanded our business development and client relationship divisions to ensure wider coverage across the U.S. With our expanded business development and client relationship divisions, and through our continued partnership with our exclusive distribution partner, we expect revenue from the VOYCE PRO™ offering to increase in the remainder of the year ending December 31, 2016 as we onboard and train veterinary hospitals and increase sales. As a result of the expansion to our business development and client relationship divisions, our distribution agreement and the expectation of increased sales subject to commissions, we expect commission expenses to increase in the remainder of the year ending December 31, 2016.

Marketing Expenses. We incurred marketing and advertising costs in the six months ended June 30, 2015, primarily associated with the launch of VOYCE®. Subsequently, we substantially reduced marketing of the consumer offering and launched VOYCE PRO™. We expect to continue to incur marketing expenses for our VOYCE PRO™ service in the future.

Cost of Services and Hardware Revenue. We defer the cost of hardware revenue and recognize the expense in the same period as the associated revenue, and our deferred cost of revenue balance was $4 thousand as of June 30, 2016. We expect cost of services and hardware revenues to increase in future periods as our sales increase, though we continue to improve both the cost and technological aspects of our products to improve the gross margin on sales. Failure to generate future revenue or profits within our projected timeframe, changing market demand, technological advances, or other factors may result in future impairment charges or other losses related to our Health Monitor inventory and deposits for future production, which are included in prepaid and other current assets in our condensed consolidated balance sheets. We continue to review the facts and circumstances and, as of June 30, 2016, did not record an impairment charge or reserve on the inventory and deposit amounts. Impairment charges or other losses related to these or other assets could be material.

General and Administrative Expenses. The increase is primarily due to an increase in payroll-related costs for our business development and client relationship divisions and a decrease in the capitalization of internal use software, partially offset by decreased professional fees.

Depreciation. Depreciation increased in the six months ended June 30, 2016 as new assets were placed into service related to our product launch in March 2015.

Amortization. Amortization began in the six months ended June 30, 2015.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment decreased for six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in loss from operations is primarily due to increased revenue and decreased general and administrative expenses.

	Six Months Ended June 30,
	2016	2015	Difference	%
Services Revenue	$1,032	$967	$65	6.7%
Operating expenses:
Marketing	26	1	25	2500.0%
Commission	5	14	(9)	(64.3)%
Cost of services revenue	96	95	1	1.1%
General and administrative	1,052	1,112	(60)	(5.4)%
Depreciation	49	51	(2)	(3.9)%
Total operating expenses	1,228	1,273	(45)	(3.5)%
Loss from operations	$(196)	$(306)	$110	35.9%

Services Revenue. The increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect to expand our services and acquire additional clients, and as a result, we expect revenue to continue to increase in the remainder of the year ending December 31, 2016.

Marketing Expenses. Marketing expenses increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of revenue, marketing expenses increased to 2.5% for the six months ended June 30, 2016 from 0.1% for the six months ended June 30, 2015.

Commission Expenses. Commission expense decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of revenue, commission expenses decreased to 0.5% for the six months ended June 30, 2016 from 1.4% for the six months ended June 30, 2015.

Cost of Services Revenue.  Cost of services revenue increased slightly for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of revenue, cost of revenue decreased to 9.3% for the six months ended June 30, 2016 from 9.8% for the six months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to decreased payroll-related costs.

As a percentage of revenue, general and administrative expenses decreased to 101.9% for the six months ended June 30, 2016 from 115.0% for the six months ended June 30, 2015.

Depreciation. Depreciation decreased slightly for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

As a percentage of revenue, depreciation decreased to 4.7% for the six months ended June 30, 2016 from 5.3% for the six months ended June 30, 2015.

Corporate

In the six months ended June 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the six months ended June 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

In the six months ended June 30, 2016, our loss from operations of $5.7 million primarily consisted of general and administrative and depreciation expenses. In the six months ended June 30, 2015, our loss from operations of $15.0 million primarily consisted of general and administrative and depreciation expenses and an impairment charge related to our acquisition of White Sky. General and administrative expenses for the six months ended June 30, 2016 and 2015 were $5.6 million and $7.4 million, respectively. The decrease is primarily due to savings from our 2015 severance actions and decreased professional fees. Total share based compensation expense for the six months ended June 30, 2016 and 2015 was $2.0 million and $2.7 million, respectively.

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the six months ended June 30, 2015.

Interest Expense

Interest expense increased by $861 thousand in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Interest expense increased to $1.1 million for the six months ended June 30, 2016 compared to $82 thousand for the six months ended June 30, 2015. The increase is primarily due to interest related to the Credit Agreement, which was funded in March 2016. As a result of the outstanding debt, we expect to continue to incur significant interest expense until maturity.

Other Expense, net

Other expense was $94 thousand for the three months ended June 30, 2016 compared to other income of $10 thousand for the three months ended June 30, 2015. Other expense was $181 thousand for the six months ended June 30, 2016 compared $72 thousand for the six months ended June 30, 2015.

Income Taxes

Our consolidated effective tax rate for the three months ended June 30, 2016 and 2015 was zero and (125.1)%, respectively. Our consolidated effective tax rate for the six months ended June 30, 2016 and 2015 was (0.1)% and (104.7)%, respectively. The significant decrease is primarily due to the change in the valuation allowance.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the available positive and negative evidence using a consistent approach to determine whether, on a more likely than not basis, some or all of our deferred tax assets will not be realized and, therefore, establish a valuation allowance. We continued to evaluate all significant positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. We were not able to recognize a net tax benefit associated with our pre-tax loss in the three or six months ended June 30, 2016, as there has been no change to the conclusion from the year ended December 31, 2015 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

The amount of deferred tax assets considered realizable as of June 30, 2016 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of June 30, 2016 relates to an indefinite-lived intangible.

There were no material changes to our uncertain tax positions during the three or six months ended June 30, 2016 and 2015.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $20.3 million as of June 30, 2016 compared to $11.5 million as of December 31, 2015. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance was $11.0 million as of June 30, 2016 compared to $8.2 million as of December 31, 2015. The likelihood of non-payment has historically been remote with respect to our consumer direct, financial institution and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach response services, health and wellness consulting and bail bonds clients. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

We had a working capital surplus of $18.0 million as of June 30, 2016 compared to $14.6 million as of December 31, 2015. Working capital as of June 30, 2016 includes proceeds of $18.1 million, net of unamortized debt issuance costs, from the Credit Agreement completed in March 2016, described below. We expect our primary source of working capital to be cash provided by operations. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances and working capital management.

We believe that our cash and cash equivalents on hand, which includes the remaining proceeds from the Credit Agreement, and anticipated cash provided by operations will be sufficient to fund our anticipated working capital requirements for the next twelve months. If there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliance with all of the covenants in the Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.

Pursuant to the terms of the Credit Agreement, we are required to maintain at all times a minimum cash on hand, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. In addition, during the term of the Credit Agreement, additional capital needs of our Pet Health Monitoring segment must be funded from the cash it generates from operations or from new equity capital raised by our i4c subsidiary, subject to the limitations described below. Cash and cash equivalents in our i4c subsidiary were $10.7 million as of June 30, 2016.

We believe that our i4c subsidiary will likely need additional financing over the next twelve months to pursue the current business plan of our Pet Health Monitoring segment. To ensure the growth and funding of our Pet Health Monitoring segment, we are considering various possible financing options that may be available to us. We have no commitments to obtain any additional funds, and there can be no assurances that any additional financing will be available on acceptable terms, if at all. If additional funds are raised for this or any other purpose through the issuance of equity or equity-like securities at Intersections or at our i4c subsidiary, existing stockholders could suffer significant dilution, and if we raise additional funds through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to common stock and will likely contain covenants that restrict operations. If we need to raise funds and are unable to do so, our i4c subsidiary may be required to materially change its current business plan.

	Six Months Ended June 30,
	2016	2015	Difference
	(In thousands)
Cash flows (used in) provided by operating activities	$(4,033)	$2,603	$(6,636)
Cash flows used in investing activities	(2,953)	(3,103)	150
Cash flows provided by (used in) financing activities	15,832	(1,241)	17,073
Increase (decrease) in cash and cash equivalents	8,846	(1,741)	10,587
Cash and cash equivalents, beginning of period	11,471	11,325	146
Cash and cash equivalents, end of period	$20,317	$9,584	$10,733

The decrease in cash flows from operations was primarily due to the cancellations of certain subscriber portfolios by U.S. and Canadian financial institution clients in the three months ended June 30, 2015 and an increase in our accounts receivable balance, which was collected subsequent to June 30, 2016. Additionally, consolidated cash flows from operations continued to be impacted by the loss from operations generated in our Pet Health Monitoring segment, which increased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Costs in our Pet Health Monitoring segment have and may continue to increase in the remainder of the year ending December 31, 2016, especially as we ramp up our sales and marketing efforts through veterinarians, and costs are expected to increase in our other business segments to support growth initiatives, which may decrease each segment’s cash flows from operations.

In addition, we continue to correspond with the applicable authorities in an effort toward resolution of the potential indirect tax obligations in the remainder of the year ending December 31, 2016, which may decrease consolidated cash flows from operations. For additional information, please see Note 14 to our condensed consolidated financial statements.

The increase in cash flows used in investing activities was primarily due to an increase in acquisitions of property and equipment as well as new restricted cash balances for cash collateral related to corporate lines of commercial credit, partially offset by the acquisition of White Sky in the six months ended June 30, 2015. The cash collateral may increase if the collateral is less than our average obligations or if we request additional credit services.

The increase in cash flows provided by financing activities is due to proceeds of $20.0 million from the closing of the Credit Agreement, described below, partially offset by payments of debt issuance costs of $1.9 million and repayments of principal of $1.6 million.

Credit Facility and Borrowing Capacity

Credit Agreement

On March 21, 2016, we and our subsidiaries entered into the Credit Agreement with Crystal Financial SPV LLC. In connection with the Credit Agreement, we and our subsidiaries also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The Credit Agreement provides for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019 unless the facility is otherwise terminated pursuant to the terms of the Credit Agreement. We invested $15.0 million of the net proceeds at closing in our i4c subsidiary to be used to advance the market launch of our VOYCE PRO™ product and for general corporate purposes. The remaining net proceeds will be used for general corporate purposes of our other businesses. During the term of the Credit Agreement, additional capital needs of i4c must be funded from the cash it generates from operations or new equity capital raised by i4c, subject to limitations described below.

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

The Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. The Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items) and specified Core Business consolidated EBITDA (as defined in the Credit Agreement as including us and all of our subsidiaries except for i4c) as per the tables below. As of June 30, 2016, we were in compliance with all such covenants.

Minimum consolidated EBITDA:

Fiscal Quarters Ending	Amount
The three fiscal quarters ending on September 30, 2016	$(13,250,000)
The four fiscal quarters ending on December 31, 2016	$(13,000,000)
The four fiscal quarters ending on March 31, 2017	$(8,500,000)
The four fiscal quarters ending on June 30, 2017	$1,865,000
The four fiscal quarters ending on September 30, 2017	$15,000,000
The four fiscal quarters ending on December 31, 2017	$25,000,000
The four fiscal quarters ending on March 31, 2018 and the four fiscal quarters ending on the last day of each fiscal quarter thereafter	$30,000,000

Minimum Core Business consolidated EBITDA:

Fiscal Quarters Ending	Amount
The three fiscal quarters ending on September 30, 2016	$5,850,000
The four fiscal quarters ending on December 31, 2016	$10,750,000
The four fiscal quarters ending on March 31, 2017	$12,700,000
The four fiscal quarters ending on June 30, 2017	$14,700,000
The four fiscal quarters ending on September 30, 2017	$16,600,000
The four fiscal quarters ending on December 31, 2017	$18,275,000
The four fiscal quarters ending on March 31, 2018 and the four fiscal quarters ending on the last day of each fiscal quarter thereafter	$21,900,000

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

As of June 30, 2016, $18.4 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs of $1.6 million in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of June 30, 2016, $8.0 million, net, is classified as short-term, which includes the minimum maturities as well as our estimated required prepayments, as described above.

The Credit Agreement replaces our loan agreement with Silicon Valley Bank, dated October 7, 2014, which was scheduled to mature on October 7, 2016. The loan agreement, which provided for a revolving credit facility of $5.0 million, was terminated effective March 21, 2016. There were no amounts outstanding at that time.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of June 30, 2016, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under the Credit Agreement. During the six months ended June 30, 2016 and 2015, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 59 thousand in the six months ended June 30, 2016.

Other

In April 2016, our Board of Directors approved an amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.5 million shares, from 3.0 million shares to 5.5 million shares. The amendment was effective immediately upon our stockholders’ approval in May 2016.

We analyzed our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. The following table summarizes the non-income business tax liability activity during the six months ended June 30, 2016 and 2015 (in thousands):

	Non-Income Business Tax Liability
	2016	2015
Balance at December 31	$3,427	$4,458
Additions to existing liabilities	116	216
Payments	(21)	(1,801)
Balance at June 30	$3,522	$2,873

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

In the three months ended June 30, 2016, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $7.8 million, payable in monthly and yearly installments through December 31, 2020. These amounts are expensed on a pro-rata basis and are included in cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 18 in our most recent Annual Report on Form 10-K.

The variability of the inputs for the earn-out provisions in the business we acquired from Habits at Work may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. As of June 30, 2016, we expect the value of the earn-out payment for the second Measurement Period to be approximately $1.0 million, which includes an estimated cash payment of $230 thousand. For additional information, please see Note 4 to our condensed consolidated financial statements.

Orders we place for the production of our Voyce hardware product by our third party manufacturer may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations exclude agreements that are cancelable by us without penalty. In the six months ended June 30, 2016, we did not record a liability for any unconditional purchase obligations.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, would result in a material adverse change in our business or financial condition.

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the six months ended June 30, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. We also submitted an amended compliance plan to the CFPB.

On January 14, 2013, Intersections Insurance Services Inc. (“IISI”) was served with a complaint filed in the Circuit Court of Mason County, West Virginia. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. IISI filed a motion for a more definite statement, which was denied by the court in December, 2013. On January 21, 2014, IISI filed an answer to the complaint. An administrative conference occurred on May 26, 2016, for the purpose of development of scheduling order to manage the case through the beginning of a trial. We are awaiting the court’s issuance of a scheduling order.

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

The Company may become involved in other litigation as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. As of June 30, 2016, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above.

We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect in our condensed consolidated financial statements, taken as a whole.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.

 The common share purchases described in the table below represent the withholding of shares to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except average price paid per share)
April 1, 2016 to April 30, 2016	29	$2.46	—	$—
May 1, 2016 to May 31, 2016	—	$—	—	$—
June 1, 2016 to June 30, 2016	—	$—	—	$—

Item 6.	Exhibits

10.1*	Form of Performance-Based RSU Award Agreement for all Executive Officers (and certain other holders of PBRSUs) under the Intersections Inc. 2014 Stock Incentive Plan for grants in 2016, 2017 and 2018.

10.2*	Form of RSU Award Agreement for Michael R. Stanfield under the Intersections Inc. 2014 Stock Incentive Plan for grants in 2016, 2017 and 2018.

10.3*	Form of RSU Award Agreement for other Executive Officers (and certain other holders of RSUs) under the Intersections Inc. 2014 Stock Incentive Plan for grants in 2016 (and, if applicable, thereafter).

10.4*	Nonqualified Stock Option Agreement, made on June 15, 2016, by and between Intersections Inc. and Michael R. Stanfield.

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: August 9, 2016	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer