Form 10-Q
period 2016-09-30
INTERSECTIONS INC
filed 2016-11-14
CIK 1095277

C

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016 there were 27,294,397 shares of common stock, $0.01 par value, issued and 23,724,695 shares outstanding, with 3,569,702 shares of treasury stock.

Form 10-Q

September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE:
Services	$43,040	$48,932	$133,421	$156,379
Hardware	22	7	40	40
Net revenue	43,062	48,939	133,461	156,419
OPERATING EXPENSES:
Marketing	3,589	5,289	11,685	16,325
Commission	10,527	12,307	32,636	39,226
Cost of services revenue	13,722	16,038	41,395	48,983
Cost of hardware revenue	1,001	149	1,277	391
General and administrative	20,024	20,037	56,943	58,411
Impairment of intangibles and other long-lived assets	—	—	—	7,355
Depreciation	1,486	1,488	4,731	4,398
Amortization	99	206	484	481
Total operating expenses	50,448	55,514	149,151	175,570
LOSS FROM OPERATIONS	(7,386)	(6,575)	(15,690)	(19,151)
Interest expense, net	(621)	(71)	(1,704)	(153)
Other expense, net	(234)	(65)	(414)	(137)
LOSS BEFORE INCOME TAXES	(8,241)	(6,711)	(17,808)	(19,441)
INCOME TAX BENEFIT (EXPENSE)	133	2,383	126	(10,950)
NET LOSS	$(8,108)	$(4,328)	$(17,682)	$(30,391)

Net loss per common share—basic and diluted	$(0.35)	$(0.22)	$(0.76)	$(1.57)
Weighted average common shares outstanding—basic and diluted	23,378	19,673	23,178	19,304

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,797	$11,471
Accounts receivable, net of allowance for doubtful accounts of $144 (2016) and $115 (2015)	9,272	8,163
Prepaid expenses and other current assets	4,603	7,524
Inventory	4,060	2,253
Income tax receivable	7,136	7,730
Deferred subscription solicitation and commission costs	4,145	6,961
Total current assets	43,013	44,102
PROPERTY AND EQUIPMENT, net	13,999	13,438
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	1,209	1,693
OTHER ASSETS	543	1,034
TOTAL ASSETS	$68,527	$70,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,447	$3,207
Accrued expenses and other current liabilities	16,202	15,845
Accrued payroll and employee benefits	3,590	7,091
Commissions payable	304	375
Current portion of long-term debt, net	8,004	—
Capital leases, current portion	613	631
Deferred revenue	3,023	2,380
Total current liabilities	34,183	29,529
LONG-TERM DEBT, net	7,816	—
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	739	1,147
OTHER LONG-TERM LIABILITIES	3,589	3,971
DEFERRED TAX LIABILITY, net	1,905	1,905
TOTAL LIABILITIES	48,232	36,552
COMMITMENTS AND CONTINGENCIES (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 27,284 (2016) and 26,730 (2015); shares outstanding 23,723 (2016) and 23,236 (2015)	273	267
Additional paid-in capital	142,374	137,705
Treasury stock, shares at cost; 3,561 (2016) and 3,494 (2015)	(33,808)	(33,632)
Accumulated deficit	(88,544)	(70,862)
TOTAL STOCKHOLDERS’ EQUITY	20,295	33,478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,527	$70,030

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,682)	$(30,391)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation	4,731	4,398
Depreciation of other operating assets	20	—
Amortization	484	481
Deferred income tax, net	—	15,252
Amortization of debt issuance cost	658	80
Provision for doubtful accounts	(54)	84
Adjustment for surplus and obsolete inventories	801	—
Loss on disposal of fixed assets	358	61
Share based compensation	4,920	4,423
Amortization of deferred subscription solicitation costs	9,981	13,167
Impairment of intangibles and other long-lived assets	—	7,355
Changes in assets and liabilities:
Accounts receivable	(1,113)	6,781
Prepaid expenses and other current assets	3,062	2,118
Inventory	(2,608)	(1,949)
Income tax receivable, net	594	(2,829)
Deferred subscription solicitation and commission costs	(7,164)	(13,593)
Other assets	405	1,600
Accounts payable	(818)	(876)
Accrued expenses and other current liabilities	17	(2,167)
Accrued payroll and employee benefits	(3,515)	(1,021)
Commissions payable	(71)	(56)
Deferred revenue	643	(121)
Other long-term liabilities	(382)	(333)
Cash flows (used in) provided by operating activities	(6,733)	2,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the liquidating distribution of White Sky, Inc.	57	—
Cash paid for acquisition of technology related intangible	—	(202)
Cash paid for business acquisitions	—	(626)
Increase in restricted cash	(375)	—
Proceeds from sale of property and equipment	394	—
Acquisition of property and equipment	(5,334)	(3,237)
Cash flows used in investing activities	(5,258)	(4,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	20,000	—
Repayments of debt	(2,895)	—
Cash paid for debt issuance costs	(1,856)	—
Capital lease payments	(524)	(559)
Withholding tax payment on vesting of restricted stock units	(408)	(987)
Cash flows provided by (used in) financing activities	14,317	(1,546)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,326	(3,147)
CASH AND CASH EQUIVALENTS — Beginning of period	11,471	11,325
CASH AND CASH EQUIVALENTS — End of period	$13,797	$8,178
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$101	$713
Equipment additions accrued but not paid	$490	$205
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$15	$62
Shares issued in the business acquired from White Sky, Inc.	$—	$576
Shares issued in the business acquired from Health at Work Wellness Actuaries LLC	$—	$1,551

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

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the exposure of their personal information. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. We also offer breach response services to large and small organizations responding to compromises of sensitive personal information and other customer and employee data. We help these organizations notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We continue to develop innovative new services to add to our IDENTITY GUARD® portfolio and address the increasing awareness by consumers of the risks associated with their personal information. We have a dual go-to-market strategy in the U.S. and Canada, through partner marketing and direct-to-consumer marketing through search and display messaging. Our growth strategy in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, and growing our partner marketing and distribution relationships in the U.S. and Canada.

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, delivered on a subscription basis. We are not planning to develop new business in this segment and are experiencing normal subscriber attrition due to ceased marketing and retention efforts. Some of our legacy subscriber portfolios have been cancelled, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. Beginning in September 2016, our Habits at Work business was reclassified to our Personal Information Services segment from our Insurance and Other Consumer Services segment due to a change in business strategy. We concluded that the impact to our condensed consolidated financial statements was not material, and therefore we have not recast our segment disclosures prior to September 2016.

Our Pet Health Monitoring segment provides health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c Innovations Inc. (“i4c”), which does business as Voyce. VOYCE® is our pet health monitoring platform and information management service that collects, translates, monitors and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. The data we provide includes key animal vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, distance traveled and caloric burn. This data enables pet owners and their veterinarian health advisors to monitor their pets remotely, thus replacing subjective observation with objective biometric data. At home, remote monitoring through VOYCE® enhances pet care by providing important information to the veterinary professionals to help identify medical concerns, monitor the efficacy of treatments and provide better management of ongoing conditions. The VOYCE® Health Monitor is designed with the pet’s comfort in mind. It collects pet wellness and vital sign indication data using proprietary, non-invasive, radio frequency based technology, together with an accelerometer, an onboard microcomputer and specialized algorithms. This data is transmitted wirelessly from the Health Monitor to our cloud based system, where it is translated, stored and available to be viewed by the pet owner or veterinarian. We provide valuable data and insight to pet owners and veterinarians in a manner we believe never previously available. Data collected from our Health Monitor is translated and coupled with content written by top pet and veterinary experts exclusively for VOYCE® to create a professional, highly relevant and personalized customer experience. The interactive platform also offers several features including, but not limited to, the ability to store medical records, set reminders, and create and track goals. We continue to contract with veterinarian hospitals and offer training and onboarding programs to effectively deploy the service.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, and in management’s opinion reflect all normal and recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries. In the nine months ended September 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three and nine months ended September 30, 2015 have been recast to reflect this allocation. We have not recast our condensed consolidated balance sheets or our condensed consolidated statements of cash flows.

Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated from the condensed consolidated statements of operations. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2016 and December 31, 2015 totaled $401 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Pet Wellness Products and Services

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the VOYCE® and VOYCE PRO™ subscription monitoring services and the fixed portion of shipping and handling receipts. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our clients and electronic confirmations with individual purchasers, b) delivery of the hardware and performance of the service has occurred, c) the seller’s price to the buyer is fixed, stated refund privileges, if any, have lapsed and the price of the product is agreed to by the purchaser as a condition of the sales transaction and d) collectability is reasonably assured as evidenced through a history of payment by our clients with no significant write-offs and individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period. As VOYCE® and VOYCE PRO™ are new products and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until stated refund privileges, if any, lapse. Due to the deferral period, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges and may reevaluate the deferral periods.

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

Goodwill, Identifiable Intangibles and Other Long-Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of White Sky Inc. and Habits at Work in 2015 as well as our prior acquisition of IISI Insurance Services Inc. (“IISI”), formerly known as Intersections Insurance Services Inc., in 2006.

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

As of September 30, 2016, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit after the reclassification of one of our business lines. For additional information, please see Note 11. There is no goodwill remaining in our other reporting units.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we did not grant stock options.

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

Contingent Liabilities

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

Inventory

Inventory consists of finished goods and raw materials for our Voyce products. We source specific raw materials for our products from multiple vendors and outsource hardware manufacturing. Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. In valuing inventory, we make certain judgments and estimates regarding the level of inventory reserves, which are based on analyzing actual and forecasted usage, forecasted sales prices, and surplus and obsolete inventory. Future events that could significantly influence our judgment and related estimates regarding the value of the inventory include general economic conditions, procurement of raw materials, manufacturing price fluctuations, market acceptance of our new products and design changes, as well as actions of our competitors. We will continue to review, and may revise, estimates used to calculate our inventory reserves. We believe future recoverability of the inventory asset will be dependent upon sales of our Voyce products. An increase to our inventory reserve will adversely impact our results of operations.

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

In January 2016, an update was made to “Financial Instruments—Overall.” The amendments in this update provide guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the amendments clarify guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this update are effective for the annual periods, and the interim periods within those years, ending after December 15, 2017. We will adopt the provisions of this update as of January 1, 2018 and we are currently evaluating the impact, if any, to our condensed consolidated financial statements.

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

In March 2016, an update was made to “Compensation—Stock Compensation.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We will adopt the provisions of this update as of December 31, 2016 and do not anticipate a material impact to our condensed consolidated financial statements.

In August 2016, an update was made to “Statement of Cash Flows.” The amendments in this update clarify the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2017, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption, if any, to our condensed consolidated financial statements.

4.	Business Acquisitions

Health at Work Wellness Actuaries LLC (“Habits at Work”)

On March 3, 2015, our wholly owned subsidiary, IISI, acquired the business from Habits at Work. Habits at Work designs wellness-driven health plans and engagement programs for employers, insurers and wellness groups. Our acquisition of the business from Habits at Work aligned with our growth strategy at that time to build our Insurance and Other Consumer Services segment through a combination of innovative insurance and non-insurance services for consumers, employers and the insurance industry. In connection with this acquisition, we issued 413 thousand shares of common stock to Habits at Work. The following table summarizes the consideration transferred to Habits at Work (in thousands):

Common stock	$1,551
Cash	1
Fair value of total consideration transferred	$1,552

We are obligated under the asset purchase agreement to make aggregate earn-out payments to the members of Habits at Work during three one-year measurement periods from March 1, 2015 through February 28, 2018 (the “Measurement Periods”) of up to approximately $1.0 million per Measurement Period, based upon revenue generated by the business during such Measurement Period and subject to the terms and conditions specified in the asset purchase agreement. In accordance with U.S. GAAP, we record the earn-out payments as post-combination share based compensation expense based upon the grant date share price of our common stock of $3.75, which is recognized pro-rata over the requisite service period and included in general and administrative expenses in our Insurance and Other Consumer Services segment through August 2016, and in our Personal Information Services segment beginning September 2016. The earn-out is subject to performance and service vesting conditions and is payable in stock and a portion in cash, depending on the market price of the stock at vesting in accordance with the asset purchase agreement. We estimated the expense for both the equity and liability awards, and because vesting and other conditions may impact the number of common shares issued, the amount of future share based compensation expense may vary based upon those conditions.

In the nine months ended September 30, 2016, we issued approximately 230 thousand shares of our common stock and paid $64 thousand in cash related to the earn-out payment for the first Measurement Period. As of September 30, 2016, we expect the value of the earn-out payment for the second Measurement Period to be approximately $1.0 million, which includes an estimated cash payment of $392 thousand. In the three months ended September 30, 2016 and 2015, we recorded share based compensation expense in relation to this agreement of $313 thousand and $232 thousand, respectively. In the nine months ended September 30, 2016 and 2015, we recorded share based compensation expense in relation to this agreement of $930 thousand and $561 thousand, respectively. As of September 30, 2016, we estimate the remaining unrecognized compensation expense for the second Measurement Period to be approximately $521 thousand. Due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the value of the earn-out payment, cash liability and unrecognized compensation expense for the third Measurement Period from March 1, 2017 through February 28, 2018. The variability of the inputs in the second and third Measurement Periods may have a material impact on the future operating results of our Corporate business unit.

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

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was assigned to the Insurance and Other Consumer Services segment and is not expected to be deductible for income tax purposes. Acquisition-related costs in connection with the Habits at Work transaction for the nine months ended September 30, 2015 were $88 thousand and are included in general and administrative expenses in our condensed consolidated statements of operations. For additional information regarding goodwill, please see Note 11.

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

In connection with this acquisition, and subject to post-closing adjustments in accordance with the asset purchase agreement, we issued 353 thousand shares of common stock to White Sky and received back 210 thousand shares of our common stock as a liquidating distribution during the year ended December 31, 2015. Under the terms of the purchase agreement, White Sky was required to make liquidating distributions to its shareholders, including us, in accordance with the preferences set forth in White Sky’s Eighth Amended and Restated Certificate of Incorporation (the “distributions”). In the three months ended September 30, 2016, we received the final liquidating cash distributions, which were not significantly different from our estimated amounts made at the first reporting date. The following table summarizes the final purchase price transferred to White Sky (in thousands):

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

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Pro forma revenue	$48,939	$158,713
Pro forma net loss	$(4,342)	$(31,395)

White Sky’s results of operations are included in our financial results for the three and nine months ended September 30, 2016, and any pro forma adjustments are not material to our condensed consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented for the three or nine months ended September 30, 2016. The pro forma amounts presented have been calculated after applying our accounting policies and adjusting the results to reflect additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, eliminating intercompany transactions and the associated income tax impacts. Supplemental pro forma earnings for the nine months ended September 30, 2015 were adjusted to exclude $284 thousand of acquisition-related costs incurred by both us and White Sky in the nine months ended September 30, 2015. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated as of January 1, 2014, nor is it indicative of future operating results. The pro forma information does not include any adjustments for potential revenue enhancements, cost synergies or other operating efficiencies.

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

For the three and nine months ended September 30, 2016, options to purchase common stock and unvested restricted stock units estimated to be 5.1 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2015, options to purchase common stock and unvested restricted stock units estimated to be 3.9 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss—basic and diluted	$(8,108)	$(4,328)	$(17,682)	$(30,391)

Weighted average common shares outstanding—basic	23,378	19,673	23,178	19,304
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	23,378	19,673	23,178	19,304

Net loss per common share—basic and diluted	$(0.35)	$(0.22)	$(0.76)	$(1.57)

6.	Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. As of September 30, 2016, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the nine months ended September 30, 2016 or in the year ended December 31, 2015. We did not hold any significant instruments that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy as of December 31, 2015. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 11.

7.	Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Prepaid services	$329	$709
Other prepaid contracts	3,391	3,416
Restricted cash	375	—
Other	508	3,399
Total	$4,603	$7,524

In the three months ended September 30, 2016, we reclassified $2.6 million to inventory from prepaid expenses and other current assets. For additional information, please see Note 8.

8.	Inventory

We had an inventory balance of $4.1 million as of September 30, 2016, which included $1.8 million of finished goods and $2.3 million of raw materials for our Pet Health Monitoring segment. We had an inventory balance of $2.3 million as of December 31, 2015, which included $1.9 million of finished goods and $358 thousand of raw materials for our Pet Health Monitoring segment. In the three months ended September 30, 2016, we elected not to retain our existing manufacturer for future production of finished goods for our Pet Health Monitoring segment. As a result, we applied our deposit, which was for the ongoing purchase of component parts by the manufacturer, to the payment due for new raw materials on hand and reclassified $2.6 million to inventory from prepaid expenses and other current assets. We do not expect any significant future cash payments between us and the manufacturer.

In the three and nine months ended September 30, 2016, we recorded an $801 thousand adjustment for surplus and obsolete inventories, which is included in cost of hardware revenue in our condensed consolidated statements of operations. We did not record a charge for excess or obsolete inventory in the nine months ended September 30, 2015.

9.	Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation and commission costs included in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 were $4.1 million and $7.0 million, respectively. Amortization of deferred subscription solicitation and commission costs, which is included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended September 30, 2016 and 2015 was $2.8 million and $4.4 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2016 and 2015 was $9.9 million and $13.1 million, respectively. Marketing costs expensed as incurred, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended September 30, 2016 and 2015 were $990 thousand and $1.1 million, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2016 and 2015 were $2.5 million and $4.0 million, respectively.

10.	Internally Developed Capitalized Software

We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the nine months ended September 30, 2016 and 2015. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Activity in our internally developed capitalized software during the nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2015	$14,582	$(6,880)	$7,702
Additions	240	—	240
Disposals	(560)	388	(172)
Depreciation expense	—	(2,716)	(2,716)
Balance at September 30, 2016	$14,262	$(9,208)	$5,054
Balance at December 31, 2014	$13,754	$(11,169)	$2,585
Additions	5,388	—	5,388
Disposals	(6,982)	6,982	—
Depreciation expense	—	(1,827)	(1,827)
Balance at September 30, 2015	$12,160	$(6,014)	$6,146

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining three months ending December 31, 2016	$867
For the years ending December 31:
2017	3,012
2018	1,142
2019	33
Total	$5,054

As of September 30, 2016 and December 31, 2015, software development-in-progress had a balance of $4.8 million and $584 thousand, respectively. Software development-in-progress includes costs associated with software projects that were still in the application development stage as of September 30, 2016 and December 31, 2015 and as such, were not being amortized. The significant increase in the balance is primarily due to capitalized costs of our new product, Privacy Now™ with Watson, which was launched in October 2016, and therefore the assets will be placed in service in the three months ending December 31, 2016 and depreciated over their useful life.

11.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of December 31, 2015:
Gross carrying amount	$33,056	$12,862	$1,390	$47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	7,219	2,544	—	9,763

Balance as of September 30, 2016:
Gross carrying amount (1)	35,253	10,665	1,390	47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	$9,416	$347	$—	$9,763

____________________

(1)

As a result of a change in one of our business lines that comprise our operating segments, we were required under U.S. GAAP to allocate our beginning goodwill balance between the Personal Information Services and the Insurance and Other Consumer Services reporting units based on a relative fair value approach.

During the three months ended September 30, 2016, we concluded that the change in one of our business lines (for additional information, please see Note 1) and the resulting adjustments to our forecasts represented a triggering event, and we completed an interim impairment test of the goodwill at our Insurance and Other Consumer Services reporting unit. We determined that goodwill was not impaired and that the fair value was significantly in excess of carrying value. We did not identify any triggering events related to our goodwill at our Personal Information Service reporting unit and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Our intangible assets consisted of the following (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,801)	$—	$73
Marketing related	3,336	(3,127)	—	209
Technology related	4,068	(3,141)	—	927
Total amortizable intangible assets	$46,278	$(45,069)	$—	$1,209

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,552)	$—	$322
Marketing related	3,336	(3,069)	—	267
Technology related	4,068	(2,964)	—	1,104
Total amortizable intangible assets	$46,278	$(44,585)	$—	$1,693

During the nine months ended September 30, 2016 and year ended December 31, 2015, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of two to ten years. For the three months ended September 30, 2016 and 2015, we had an aggregate amortization expense of $99 thousand and $206 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, we had an aggregate amortization expense of $484 thousand and $481 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2016	$99
For the years ending December 31:
2017	362
2018	257
2019	197
2020	147
Thereafter	147
Total	$1,209

12.	Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other current liabilities are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Accrued marketing	$841	$1,106
Accrued cost of sales, including credit bureau costs	7,466	7,551
Accrued general and administrative expense and professional fees	3,559	2,712
Insurance premiums	401	444
Estimated liability for non-income business taxes	2,368	3,427
Other	1,567	605
Total	$16,202	$15,845

We are subject to certain non-income (or indirect) business taxes in various state and other jurisdictions. In the nine months ended September 30, 2016, we decreased our estimated liability for non-income business taxes by approximately $1.1 million, primarily from the successful appeal and resolution of a non-income tax audit. We continue to correspond with the applicable authorities in an effort toward resolution of our open audits in the remainder of the year ending December 31, 2016. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase; however, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. In addition, during the nine months ended September 30, 2016, we paid $63 thousand related to the consent order we entered into with the Consumer Financial Protection Bureau (the “CFPB”) in July 2015. For additional information related to the non-income business taxes and the consent order, please see Note 14.

13.	Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Accrued payroll	$1,006	$782
Accrued benefits	2,054	2,161
Accrued severance	530	4,148
Total accrued payroll and employee benefits	$3,590	$7,091

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

The following table summarizes the non-restructuring and restructuring activity during the nine months ended September 30, 2016 and 2015 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Severance	Total Accrued Severance
Balance at December 31, 2015	$3,957	$191	$4,148
Adjustments to expense	(7)	(182)	(189)
Payments	(3,420)	(9)	(3,429)
Balance at September 30, 2016	$530	$—	$530
Balance at December 31, 2014	$65	$2,493	$2,558
Adjustments to expense	2,066	(49)	2,017
Payments	(701)	(2,242)	(2,943)
Balance at September 30, 2015	$1,430	$202	$1,632

We expect to pay the majority of the remaining severance liability in the remainder of the year ending December 31, 2016.

14.	Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining three months ending December 31, 2016	$883	$157
For the years ending December 31:
2017	3,458	694
2018	3,471	556
2019	1,550	26
2020	151	21
2021	93	7
Total minimum lease payments	$9,606	1,461
Less: amount representing interest		(109)
Present value of minimum lease payments		1,352
Less: current obligation		(613)
Long-term obligations under capital lease		$739

We did not enter into any capital lease agreements during the three months ended September 30, 2016. During the three months ended September 30, 2015, we entered into additional capital lease agreements for approximately $286 thousand. During the nine months ended September 30, 2016 and 2015, we entered into additional capital lease agreements for approximately $101 thousand and $713 thousand, respectively. We recorded the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheets. Rental expenses included in general and administrative expenses for the three months ended September 30, 2016 and 2015 were $818 thousand and $630 thousand, respectively. Rental expenses included in general and administrative expenses for the nine months ended September 30, 2016 and 2015 were $2.2 million and $1.9 million, respectively.

Legal Proceedings

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the nine months ended September 30, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. We also submitted an amended compliance plan to the CFPB and are awaiting a letter of non-objection.

In January 2013, the Office of the West Virginia Attorney General (“WVAG”) served Intersections Insurance Services Inc. (“IISI”) with a complaint that the WVAG had filed in the Circuit Court of Mason County, West Virginia on October 2, 2012. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. IISI filed a motion to require the WVAG to amend its complaint to include a more specific statement of its claims.  The court denied that motion in December 2013. IISI filed an answer to the complaint on January 21, 2014. On July 13, 2016, the court entered a scheduling order governing the management of the case through the beginning of trial.  Pursuant to that order, the deadline for parties to amend the pleadings and add parties was set for September 30, 2016.  On September 21, 2016, the WVAG moved to amend the complaint, seeking to add Intersections Inc. as a defendant.  The proposed amended complaint alleges the same violations of West Virginia consumer protection laws as alleged against IISI.  IISI will have an opportunity to oppose the motion to amend.

In July 2015, Costco Wholesale Corporation elected not to renew an agreement for Intersections to provide an identity protection service to its customers. On January 20, 2016, Intersections filed a Notice of Arbitration with respect to claims by Intersections against Costco arising from certain actions of Costco related to the marketing of its new identity protection service to our subscriber base of current Costco members, which Intersections alleged violated the agreement and applicable law. Intersections sought damages in excess of $2.0 million, and injunctive relief. On February 16, 2016, Costco filed a counterclaim, seeking injunctive relief and related, unspecified damages, with respect to the allegedly inappropriate use by Intersections of a URL containing elements of both parties’ intellectual property. On October 6, 2016, Intersections and Costco entered into a settlement agreement, pursuant to which the parties agreed to terminate the arbitration and release each other from all claims asserted thereby, in consideration of

Costco’s one-time, lump sum payment to Intersections of $1.5 million, and Costco’s agreement to certain terms and conditions with respect to the advertising and marketing of its new identity protection service to the aforementioned subscriber base.

As of September 30, 2016, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect in our condensed consolidated financial statements, taken as a whole.

Other

We analyzed our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. The following table summarizes the non-income business tax liability activity during the nine months ended September 30, 2016 and 2015 (in thousands):

	Non-Income Business Tax Liability
	2016	2015
Balance at December 31	$3,427	$4,458
Adjustments to existing liabilities	(1,038)	269
Payments	(21)	(1,801)
Balance at September 30	$2,368	$2,926

We formally appealed the liability for several jurisdictions based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. In the three months ended September 30, 2016, we reduced our liability by $1.1 million, primarily from the successful appeal and resolution of a non-income tax audit. We continue to correspond with the applicable authorities in an effort toward resolution of our open audits in the remainder of the year ending December 31, 2016 using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

In the nine months ended September 30, 2016, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $10.0 million, payable in monthly and yearly installments through December 31, 2021. These amounts are expensed on a pro-rata basis and are recorded in cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 18 in our most recent Annual Report on Form 10-K.

The variability of the inputs for the earn-out provisions in the business we acquired from Habits at Work may have a material impact on the future operating results of our Insurance and Other Consumer Services segment. For additional information, please see Note 4.

Orders we place for the production of our Voyce hardware product may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations exclude agreements that are cancelable by us without penalty. In the nine months ended September 30, 2016, we did not record a liability for any unconditional purchase obligations.

15.	Other Long-Term Liabilities

The components of our other long-term liabilities are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Deferred rent	$1,981	$2,387
Uncertain tax positions, interest and penalties not recognized	1,561	1,508
Accrued general and administrative expenses	47	76
Total other long-term liabilities	$3,589	$3,971

16.	Debt and Other Financing

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

For the remaining three months ending December 31, 2016	$1,250
For the years ending December 31:
2017	5,000
2018	5,000
2019	5,856
Total outstanding	$17,106

As of September 30, 2016, $17.1 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs of $1.3 million in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of September 30, 2016, $8.0 million, net, is classified as short-term, which includes the minimum maturities as well as our estimated required prepayments, as described above.

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

The Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. The Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum Consolidated EBITDA (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items) and specified Core Business Consolidated EBITDA (as defined in the agreement as including us and all of our subsidiaries except for i4c). As of September 30, 2016, we were in compliance with all such covenants.

The Credit Agreement replaces our loan agreement with Silicon Valley Bank, dated October 7, 2014, which was scheduled to mature on October 7, 2016. The loan agreement, which provided for a revolving credit facility of $5.0 million, was terminated effective March 21, 2016. There were no amounts outstanding at that time.

17.	Income Taxes

Our consolidated effective tax rate for the three months ended September 30, 2016 and 2015 was 1.6% and 35.5%, respectively. Our consolidated effective tax rate for the nine months ended September 30, 2016 and 2015 was 0.7% and (56.3)%, respectively. The change is primarily due to the change in the valuation allowance.

We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the three or nine months ended September 30, 2016, as there has been no change to the conclusion from the year ended December 31, 2015 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

The amount of deferred tax assets considered realizable as of September 30, 2016 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of September 30, 2016 relates to an indefinite-lived intangible.

There were no material changes to our uncertain tax positions during the three or nine months ended September 30, 2016 or 2015.

18.	Stockholders’ Equity

Share Based Compensation

We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”), and we have three inactive stock incentive plans: the 1999 Stock Option Plan, the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. As of September 30, 2016, we have 1.8 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 4.5 million shares are outstanding under all of our active and inactive plans. In April 2016, our Board of Directors approved an amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.5 million shares, from 3.0 million shares to 5.5 million shares. The amendment was effective immediately upon our stockholders’ approval in May 2016. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

Stock Options

Total share based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three months ended September 30, 2016 was $34 thousand. There was no share based compensation expense for stock options for the three months ended September 30, 2015. Total share based compensation expense recognized for stock options for the nine months ended September 30, 2016 and 2015 was $46 thousand and $37 thousand, respectively.

The following table summarizes our stock option activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2015	778,590	$5.36
Granted	379,000	$2.30
Canceled	(296,224)	$5.40
Outstanding at September 30, 2016	861,366	$3.99	$—	5.77
Exercisable at September 30, 2016	482,366	$5.33	$—	2.67

The weighted average grant date fair value of options granted, based on the Black Scholes method, during the three and nine months ended September 30, 2016 was $0.94. There were no options granted during the nine months ended September 30, 2015.

There were no options exercised during the nine months ended September 30, 2016 or 2015.

As of September 30, 2016, there was $310 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units and Restricted Stock Awards

Total share based compensation expense recognized for restricted stock units and restricted stock awards (together, “RSUs”), which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended September 30, 2016 and 2015 was $2.0 million and $1.2 million, respectively. Total share based compensation expense recognized for RSUs for the nine months ended September 30, 2016 and 2015 was $3.9 million and $3.8 million, respectively.

The following table summarizes the activity of our RSUs during the nine months ended September 30, 2016:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	2,167,212	$4.24
Granted:
RSUs	789,167	$2.38
Performance-based restricted stock units (1)	1,552,001	$2.35
Total granted	2,341,168	$2.36
Canceled (2)	(495,330)	$4.85
Vested	(415,310)	$4.80
Outstanding at September 30, 2016	3,597,740	$2.86

____________________

(1)	Includes the maximum number of shares that may ultimately vest from the performance-based restricted stock units (“PBRSUs”) grant in May 2016.
(2)

Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 67 thousand in the nine months ended September 30, 2016.

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

As of September 30, 2016, there was $7.0 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Other

In addition to the unrecognized compensation cost related to unvested RSUs, we determined the majority of the earn-out provisions in the business we acquired in March 2015 from Habits at Work to be share based compensation expense. In the three months ended September 30, 2016 and 2015, we recorded share based compensation expense of $313 thousand and $232 thousand, respectively, which is included in general and administrative expenses in our condensed consolidated financial statements. In the nine months ended September 30, 2016 and 2015, we recorded share based compensation expense of $930 thousand and $561 thousand, respectively. We estimate the unrecognized compensation cost for the second Measurement Period to be approximately $521 thousand. However, due to the variability of the inputs for the performance and market conditions, we are unable to reasonably estimate the unrecognized compensation cost for the third Measurement Period from March 1, 2017 through February 28, 2018. The variability of the inputs in the second and third Measurement Periods may have a material impact on the operating results of our Corporate business unit. For additional information, please see Note 4.

We did not have any dividend activity in the nine months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016 and 2015, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 67 thousand in the nine months ended September 30, 2016. Under our Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock.

19.	Related Party Transactions

Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with other credit analysis services and application development. In connection with these agreements, we paid monthly installments totaling $216 thousand in each of the three months ended September 30, 2016 and 2015. In the nine months ended September 30, 2016 and 2015, we paid $772 thousand and $721 thousand, respectively. These amounts are included within cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, we owed $142 thousand to DMS under this agreement.

Additionally, on September 26, 2016, we entered into a data services agreement with DMS, under which DMS will provide us credit information processing services, including implementation and disaster recovery services. The initial term of the agreement is one year, with successive automatic renewal terms of one year each unless a party elects not to renew with prior written notice. In the first year, we will pay DMS fixed fees of $92 thousand on a monthly basis.

Loeb Partners Corporation – In connection with the closing of the Credit Agreement, we paid $553 thousand in advisory fees in the nine months ended September 30, 2016 to Loeb Partners Corporation. Loeb Partners Corporation is an affiliate of Loeb Holding Corporation. One of the members of our Board of Directors is the beneficial owner of a majority of the voting stock of Loeb Holding Corporation, and is the Chairman and Chief Executive Officer of Loeb Partners Corporation.

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

The following table sets forth segment information for the three and nine months ended September 30, 2016 and 2015:

	Personal Information Services (2)	Insurance and Other Consumer Services (2)	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended September 30, 2016
Net revenue	$40,071	$2,440	$35	$516	$—	$43,062
Depreciation	1,006	36	404	30	10	1,486
Amortization	46	35	18	—	—	99
Income (loss) from operations	2,947	3	(6,383)	(190)	(3,763)	(7,386)
Income (loss) before income taxes	2,113	3	(6,384)	(190)	(3,783)	(8,241)
Three months ended September 30, 2015
Net revenue	$45,518	$2,923	$9	$489	$—	$48,939
Depreciation	984	59	392	16	37	1,488
Amortization	46	142	18	—	—	206
Income (loss) from operations (1)	3,131	(676)	(4,668)	(174)	(4,188)	(6,575)
Income (loss) before income taxes	3,041	(676)	(4,668)	(174)	(4,234)	(6,711)

Nine months ended September 30, 2016
Net revenue	$124,118	$7,726	$69	$1,548	$—	$133,461
Depreciation	3,273	110	1,220	79	49	4,731
Amortization	140	291	53	—	—	484
Income (loss) from operations	11,370	(694)	(16,566)	(386)	(9,414)	(15,690)
Income (loss) before income taxes	9,399	(694)	(16,563)	(386)	(9,564)	(17,808)
Nine months ended September 30, 2015
Net revenue	$144,611	$10,309	$43	$1,456	$—	$156,419
Depreciation	3,206	179	800	68	145	4,398
Amortization	46	403	32	—	—	481
Income (loss) from operations (1)	14,596	63	(14,305)	(480)	(19,025)	(19,151)
Income (loss) before income taxes	14,472	47	(14,305)	(480)	(19,175)	(19,441)

______________________________

(1)

In the nine months ended September 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our

Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three and nine months ended September 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2.

(2)

Beginning in September 2016, our Habits at Work business was reclassified from our Insurance and Other Consumer Services segment to our Personal Information Services segment due to a change in business strategy. We concluded that the impact to our condensed consolidated financial statements was not material, and therefore we have not recast our segment disclosures prior to September 2016.

In the nine months ended September 30, 2015, we incurred an impairment charge of $7.4 million related to our acquisition of White Sky in our Corporate business unit.

The following table sets forth segment information as of September 30, 2016 and December 31, 2015:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
As of September 30, 2016
Property and equipment, net	$10,289	$159	$3,199	$266	$86	$13,999
Total assets	$34,263	$11,769	$12,945	$758	$8,792	$68,527
As of December 31, 2015
Property and equipment, net	$8,843	$549	$3,702	$209	$135	$13,438
Total assets	$33,056	$16,074	$9,408	$685	$10,807	$70,030

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
Revenue:	(in thousands)
For the three months ended September 30, 2016	$39,905	$3,157	$43,062
For the three months ended September 30, 2015	$45,614	$3,325	$48,939
For the nine months ended September 30, 2016	$124,057	$9,404	$133,461
For the nine months ended September 30, 2015	$141,984	$14,435	$156,419

21.	Subsequent Events

Subsequent to September 30, 2016, we entered into a settlement agreement with Costco Wholesale Corporation (“Costco”) with respect to an arbitration in which we asserted claims arising from certain actions taken by Costco related to the marketing of its new identity protection service to our subscriber base of current Costco members, and counterclaims by Costco with respect to the allegedly inappropriate use by Intersections of a URL containing elements of both parties’ intellectual property. The terms of the settlement include Costco’s one-time lump-sum payment to us of $1.5 million, as well as Costco agreeing to certain terms and conditions with respect to its advertising and marketing of its new identity protection service to the aforementioned subscriber base. We will record the settlement as a reduction to operating expenses in our condensed consolidated financial statements for the three months ending December 31, 2016.

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

Forward-Looking Statements

Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,'' “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including whether we are able to obtain financing for our Pet Health Monitoring segment prior to December 31, 2016, whether  on terms acceptable to us and our lender, or at all; any decisions made by us regarding strategic alternatives for our Pet Health Monitoring segment, including with respect to the proposal from Loeb Holding Corporation (“LHC”); the timing and success of new product launches, including our IDENTITY GUARD®, VOYCE® and VOYCE PRO™ platforms, and other growth initiatives; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring charges; our incurring impairment charges on goodwill and/or assets, including assets related to our VOYCE® business; our ability to control costs; and our needs for additional capital to grow our business, including our ability to maintain compliance with the covenants under our new term loan or seek additional sources of debt and/or equity financing. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under “Forward-Looking Statements,” “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K and herein and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.

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

Our Personal Information Services segment offers services to help consumers understand, monitor, manage and protect against the risks associated with the inappropriate exposure of their personal information, resulting in fraudulent use or reputation damage.  This segment includes our IDENTITY GUARD® product, which is primarily offered directly to consumers and organizations as an embedded product for its employees or consumers. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. Our Pet Health Monitoring segment includes the pet health monitoring platform and information management service provided by our subsidiary, i4c Innovations Inc. (“i4c”), which does business as Voyce. Our Bail Bonds Industry Solutions segment includes software management solutions for the bail bonds industry provided by Captira Analytical.

Recent Developments

Because our Pet Health monitoring segment has not generated revenue sufficient to support its operating expenses, we expect that our i4c subsidiary will need financing no later than December 31, 2016. We are considering various financing options and strategic alternatives, all of which will require the consent of our lender, including waivers of certain covenants and/or an amendment of the Credit Agreement, in order to avoid the possibility of an event of default. On October 27, 2016, we received a non-binding proposal from LHC, our largest stockholder, to (a) immediately make a $2 million bridge loan directly available to our i4c subsidiary, and (b) subsequently acquire our i4c subsidiary on or before January 15, 2017. LHC’s proposal is set forth in an amendment to its Schedule 13D filed with the Securities and Exchange Commission on October 28, 2016. A Special Committee consisting of three independent members of our Board of Directors is overseeing the process of evaluating and negotiating this transaction. No definitive agreement has been reached with LHC or any other party, and there can be no assurance that any definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be completed. For additional information, please refer to the

“Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We significantly increased our liquidity in March 2016 by entering into a credit agreement (“Credit Agreement”) with Crystal Financial SPV LLC that provides for a $20.0 million term loan, which was fully funded at closing. We allocated $15.0 million of the net proceeds to our Pet Health Monitoring segment, which will be used to meet the liquidity demands of our new VOYCE PRO™ product expansion. We are using the remaining net proceeds for general corporate purposes for our other business segments. The Credit Agreement requires that any future capital needs of our Pet Health Monitoring segment be funded from cash provided by its operations or a limited direct third party equity investment in that business. This structure is intended to provide our Pet Health Monitoring segment with the flexibility it needs to meet the demands associated with the rollout of its products and services while also providing our Personal Information Services and other segments with the flexibility they need to execute their plans independent of our Pet Health Monitoring segment’s capital needs. Please refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Personal Information Services

Our Personal Information Services segment helps consumers understand, monitor, manage and protect against the risks associated with the inappropriate and sometimes criminal exposure of their personal information. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance; and software and other technology tools and services. Our resolution team applies its expertise to assist consumers with the remediation of confirmed identity theft events by providing pertinent documentation, communicating directly with creditors and placing fraud alerts on their behalf. We also offer breach response services to large and small organizations responding to compromises of sensitive personal information and other customer and employee data. We help these organizations notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We continue to develop innovative new services to add to our IDENTITY GUARD® portfolio and address the increasing awareness by consumers of the risks associated with their personal information.

Our growth strategy in this segment includes expanding our product offerings to include new personal information and identity theft protection capabilities, leveraging our IDENTITY GUARD® brand and consumer direct marketing in the U.S. and Canada, and growing our partner marketing and distribution relationships in the U.S. and Canada. We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we launched Privacy Now™ with Watson in October 2016. Privacy Now™ with Watson is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Privacy Now™ with Watson maximizes the power of IBM Watson cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safer web browsing tools. Privacy Now™ with Watson also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. We believe it is the first product of its kind that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. We plan to focus on making Privacy Now™ with Watson our leading offering to consumers in the U.S. and Canada.

We derive the substantial majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 59% and 61% of our Personal Information Services segment revenue in the nine months ended September 30, 2016 and 2015, respectively. Revenue from Bank of America, our largest financial institution client that ceased marketing of our services in 2011, constituted approximately 48% and 47% of our Personal Information Services segment revenue in the nine months ended September 30, 2016 and 2015, respectively. We continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers.

In the year ended December 31, 2015 and the nine months ended September 30, 2016, we successfully expanded our business with several new partner relationships including retail, communication and other industrial partners, to which we are offering our IDENTITY GUARD® portfolio of services. As a result of these new partnerships as well as the launch of Privacy Now™ with Watson, we expect to increase both subscribers and revenue in 2017.

Insurance and Other Consumer Services

Our Insurance and Other Consumer Services segment includes insurance and membership products for consumers, delivered on a subscription basis. We are not planning to develop new business in this segment and are experiencing normal subscriber attrition due to ceased marketing and retention efforts. Some of our legacy subscriber portfolios have been cancelled, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions.

Pet Health Monitoring

Our Pet Health Monitoring segment provides health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c, which does business as Voyce. VOYCE® is our pet health monitoring platform and information management service that collects, translates, monitors and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. The data we provide includes key animal vital signs like resting respiratory and heart rates, rest and quality of rest, activity and the intensity of that activity, distance traveled and caloric burn. This data enables pet owners and their veterinarian health advisors to monitor their pets remotely, thus replacing subjective observation-based reports from the pet owner with objective biometric data. VOYCE® is not simply an activity tracker, like some other products in the market; rather, it is a sophisticated animal wellness monitoring device that uses unique technology to give enhanced feedback to pet owners and animal health professionals alike in a manner we believe never previously available. The interactive platform also offers several features including, but not limited to, highly relevant content written by top pet and veterinary experts, the ability to store medical records, set reminders and create and track goals for the pets.

Based on feedback from consumer marketing efforts in 2015 and encouraging interest expressed by the veterinarian community, we began focusing our development and marketing efforts on the veterinarian community and de-emphasized our consumer offering. We introduced VOYCE PRO™ to the veterinary community in late 2015. VOYCE PRO™ offers a program to remotely monitor dog patients and provide veterinarians with objective data to help identify and manage health conditions, monitor the efficacy of medications and treatment protocols and improve the communication between veterinarians and pet owners for improved compliance and care. We continue to contract with many veterinarian hospitals and offer training and onboarding programs to effectively deploy the service. In addition to contracts with independent veterinary practices throughout the U.S, our contracts have been expanded to include several leading national veterinary hospital owners and leading teaching hospitals in the U.S.

In the nine months ended September 30, 2016, we expanded our internal business development and client relationship divisions to ensure wider coverage across the U.S. in order to educate veterinarians on the substantial benefits of the VOYCE® products for pet owners. As a result of our concentrated efforts, we anticipate this segment’s revenue, and associated cost of revenue, to increase slightly in the remainder of the year ending December 31, 2016 and into 2017.

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

In addition, as we continued to review our cost base in 2015 to achieve the original targeted cost reductions, we incurred additional severance expense in accordance with our ongoing benefit arrangement throughout our reporting segments. The severance actions decreased cash provided by operations in the year ended December 31, 2015 and are expected to decrease cash provided by operations in the remainder of the year ending December 31, 2016. Beginning in the first quarter of 2016, these actions began to achieve up to an additional $4.0 million of annualized cost savings through reductions to cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. However, costs in our Pet Health Monitoring segment have and are expected to continue to increase, especially as we continue our marketing efforts through veterinarians, and costs may increase in our Personal Information Services segment to support growth initiatives. For additional information, please see Note 13 to our condensed consolidated financial statements.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2016 and December 31, 2015 totaled $401 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Pet Wellness Products and Services

We recognize revenue in our Pet Health Monitoring segment from the sale of the hardware, the VOYCE® and VOYCE PRO™ subscription monitoring services and the fixed portion of shipping and handling receipts. We recognize revenue when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our clients and electronic confirmations with individual purchasers, b) delivery of the hardware and performance of the service has occurred, c) the seller’s price to the buyer is fixed, stated refund privileges, if any, have lapsed and the price of the product is agreed to by the purchaser as a condition of the sales transaction and d) collectability is reasonably assured as evidenced through a history of payment by our clients with no significant write-offs and individual customers pay by credit card, which has limited our risk of non-collection. We recognize revenue on a gross basis in the amount that we bill the subscriber when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear the credit risk for the amount billed to the subscriber. Service revenue for prepaid subscriptions is recognized ratably over the applicable service period. As VOYCE® and VOYCE PRO™ are new products and sufficient history on the frequency of returns is unavailable to estimate a returns allowance, revenue is deferred until stated refund privileges, if any, lapse. Due to the deferral period, we currently do not have an allowance for discretionary product or subscription refunds. We will continue to monitor our actual returns in future periods in order to develop sufficient history on returns and cancellation privileges and may reevaluate the deferral periods.

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

Goodwill, Identifiable Intangibles and Other Long-Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer

Services segments’ balance sheets, resulting from our acquisitions of White Sky Inc. and Habits at Work in 2015 as well as our prior acquisition of IISI Insurance Services Inc. (“IISI”), formerly known as Intersections Insurance Services Inc., in 2006.

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

As of September 30, 2016, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit after the reclassification of one of our business lines. For additional information, please see Note 11 to our condensed consolidated financial statements. There is no goodwill remaining in our other reporting units.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we did not grant stock options.

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

Contingent Liabilities

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

Results of Operations

Three Months Ended September 30, 2016 and 2015 (all tables are in thousands, except percentages):

The condensed consolidated results of operations are as follows:

	Personal Information Services (2)	Insurance and Other Consumer Services (2)	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended September 30, 2016
Revenue:
Services	$40,071	$2,440	$13	$516	$—	$43,040
Hardware	—	—	22	—	—	22
Net revenue	40,071	2,440	35	516	—	43,062
Operating expenses:
Marketing	3,182	14	387	6	—	3,589
Commission	9,721	801	—	5	—	10,527
Cost of services revenue	13,336	202	103	81	—	13,722
Cost of hardware revenue	—	—	1,001	—	—	1,001
General and administrative	9,833	1,349	4,505	584	3,753	20,024
Depreciation	1,006	36	404	30	10	1,486
Amortization	46	35	18	—	—	99
Total operating expenses	37,124	2,437	6,418	706	3,763	50,448
Income (loss) from operations	$2,947	$3	$(6,383)	$(190)	$(3,763)	$(7,386)
Three months ended September 30, 2015
Revenue:
Services	$45,518	$2,923	$2	$489	$—	$48,932
Hardware	—	—	7	—	—	7
Net revenue	45,518	2,923	9	489	—	48,939
Operating expenses:
Marketing	4,752	14	505	18	—	5,289
Commission	11,303	997	—	7	—	12,307
Cost of services revenue	15,611	239	136	52	—	16,038
Cost of hardware revenue	—	—	149	—	—	149
General and administrative (1)	9,691	2,148	3,477	570	4,151	20,037
Depreciation	984	59	392	16	37	1,488
Amortization	46	142	18	—	—	206
Total operating expenses	42,387	3,599	4,677	663	4,188	55,514
Income (loss) from operations	$3,131	$(676)	$(4,668)	$(174)	$(4,188)	$(6,575)

______________________________

(1)

In the nine months ended September 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three months ended September 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

(2)

Beginning in September 2016, our Habits at Work business was reclassified from our Insurance and Other Consumer Services segment to our Personal Information Services segment due to a change in business strategy. We concluded that the impact to our condensed consolidated financial statements was not material, and therefore we have not recast our segment disclosures prior to September 2016.

Personal Information Services Segment

Income from operations for our Personal Information Services segment decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients, partially offset by decreased cost of services revenue, marketing and commission expenses.

	Three Months Ended September 30,
	2016	2015	Difference	%
Services revenue	$40,071	$45,518	$(5,447)	(12.0)%
Operating expenses:
Marketing	3,182	4,752	(1,570)	(33.0)%
Commission	9,721	11,303	(1,582)	(14.0)%
Cost of services revenue	13,336	15,611	(2,275)	(14.6)%
General and administrative	9,833	9,691	142	1.5%
Depreciation	1,006	984	22	2.2%
Amortization	46	46	—	0.0%
Total operating expenses	37,124	42,387	(5,263)	(12.4)%
Income from operations	$2,947	$3,131	$(184)	(5.9)%

Services Revenue. The decrease in revenue is primarily due to a $3.7 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.

The decrease in revenue and subscribers in our consumer direct business line is primarily due to decreased marketing efforts in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. We expect this trend to continue for the remainder of 2016; however, we expect increased revenue and subscribers in 2017 in connection with the October 2016 launch of our innovative new identity theft protection product, Privacy Now™ with Watson, as well as from our expanded suite of IDENTITY GUARD® services in relation to several new partner relationships, including retail, communication and other industrial partners.

In August 2016, our Canadian joint marketing agreement began transitioning to a new partner. The senior management of our new partner has extensive experience in the identity theft monitoring business and has relationships with both existing and prospective Canadian channel partners, which we expect will promote the growth of our Canadian market share. We expect this transition to be completed in early 2017. Although not expected, this transition may have an unfavorable impact to the existing Canadian subscriber base, which could negatively impact revenue. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the three months ended September 30, 2016 and 2015:

Personal Information Services Segment Revenue

	Three Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(Percent of total)
Bank of America	$19,091	$22,045	47.6%	48.4%
All other financial institution clients	4,442	5,234	11.1%	11.5%
Consumer direct	13,256	14,914	33.1%	32.8%
Canadian business lines	3,157	3,325	7.9%	7.3%
Other	125	—	0.3%	0.0%
Total Personal Information Services revenue	$40,071	$45,518	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
	(in thousands)
Balance at June 30, 2016	757	394	166	1,317
Additions	—	33	27	60
Cancellations	(25)	(52)	(32)	(109)
Balance at September 30, 2016	732	375	161	1,268
Balance at June 30, 2015	893	379	176	1,448
Additions	1	61	30	92
Cancellations	(33)	(51)	(42)	(126)
Balance at September 30, 2015	861	389	164	1,414

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, print and direct mail expenses such as printing and postage. In the three months ended September 30, 2016 and 2015, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions, which decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended September 30, 2016 and 2015 was $2.6 million and $4.1 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred were $583 thousand and $603 thousand for the three months ended September 30, 2016 and 2015, respectively. We expect marketing costs to increase in 2017 in relation to our launch of Privacy Now™ with Watson.

As a percentage of revenue, marketing expenses decreased to 7.9% for the three months ended September 30, 2016 from 10.4% for the three months ended September 30, 2015.

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

As a percentage of revenue, commission expenses decreased slightly to 24.3% for the three months ended September 30, 2016 from 24.8% for the three months ended September 30, 2015.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We continue to negotiate the pricing of the supply of credit bureau data with certain of the credit bureaus. If we are not successful, we could continue to realize increased expenses for higher effective data rates in the remainder of the year ending December 31, 2016 and into 2017.

As a percentage of revenue, cost of revenue decreased to 33.3% for the three months ended September 30, 2016 from 34.3% for the three months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs. The increase is primarily due to an expense for pro-rata portion of bonuses for senior management, which are contingent upon the achievement of certain financial measures and approval by the Compensation Committee, to be paid in early 2017. The increase was partially offset by the resolution of a non-income tax audit. For additional information on our non-income tax liability, please see Note 14 to our condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased to 24.5% for the three months ended September 30, 2016 from 21.3% for the three months ended September 30, 2015.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets and capitalized software. We expect depreciation to increase over the next twelve months as we place into service the internally developed capitalized software related to the development of Privacy Now™ with Watson.

As a percentage of revenue, depreciation increased slightly to 2.5% for the three months ended September 30, 2016 from 2.2% for the three months ended September 30, 2015.

Amortization. Amortization consists primarily of the amortization of our intangible assets.

Goodwill. During the three months ended September 30, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.

Insurance and Other Consumer Services Segment

Income from operations for this segment for the three months ended September 30, 2016, compared to loss from operations for the three months ended September 30, 2015, is primarily due to decreased general and administrative and commission expenses, partially offset by decreased revenue.

	Three Months Ended September 30,
	2016	2015	Difference	%
Services revenue	$2,440	$2,923	$(483)	(16.5)%
Operating expenses:
Marketing	14	14	—	0.0%
Commission	801	997	(196)	(19.7)%
Cost of services revenue	202	239	(37)	(15.5)%
General and administrative	1,349	2,148	(799)	(37.2)%
Depreciation	36	59	(23)	(39.0)%
Amortization	35	142	(107)	(75.4)%
Total operating expenses	2,437	3,599	(1,162)	(32.3)%
Income (loss) from operations	$3	$(676)	$679	100.4%

Services Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 57 thousand subscribers as of September 30, 2016, which is a 27.8% decrease from our subscriber base of 79 thousand subscribers as of September 30, 2015.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including partner marketing payments, print and direct mail expenses such as printing and postage.

As a percentage of revenue, marketing expenses were less than 1.0% for the three months ended September 30, 2016 and 2015.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased to 32.8% for the three months ended September 30, 2016 from 34.0% for the three months ended September 30, 2015.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The decrease is primarily due to decreased payroll-related costs from a reduction in headcount in our customer services function.

As a percentage of revenue, cost of revenue increased slightly to 8.3% for the three months ended September 30, 2016 from 8.2% for the three months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology and program and account management functions. The decrease is primarily due to decreased severance and severance-related benefits.

We determined the majority of the earn-out provisions in the business we acquired from Habits at Work in March 2015 to be share based compensation expense. In the three months ended September 30, 2016 and 2015, we recorded share based compensation expense in this segment of $208 thousand and $232 thousand, respectively, which is included in general and administrative expenses in our condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses decreased to 55.3% for the three months ended September 30, 2016 from 73.5% for the three months ended September 30, 2015.

Depreciation. Depreciation expenses consist primarily of depreciation of our fixed assets. Depreciation decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

As a percentage of revenue, depreciation decreased to 1.5% for the three months ended September 30, 2016 from 2.0% for the three months ended September 30, 2015.

Amortization. Amortization expenses consist primarily of the amortization of our intangible assets. Amortization expense decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

As a percentage of revenue, amortization decreased to 1.4% for the three months ended September 30, 2016 from 4.9% for the three months ended September 30, 2015.

Goodwill. During the three months ended September 30, 2016, we concluded that the change in the management of one of our business lines and the resulting adjustments to our forecasts represented a triggering event, and we completed an interim impairment test of the goodwill. We determined that goodwill was not impaired and that the fair value was significantly in excess of carrying value. To the extent our Insurance and Other Consumer Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increased payroll-related costs. We continue to contract with many independent veterinary hospitals, national veterinary practices and teaching hospitals, and we have an exclusive arrangement with a leading value-added distributor serving the veterinary market to distribute VOYCE PRO™, our service provided through veterinarians.

	Three Months Ended September 30,
	2016	2015	Difference	%
Revenue:
Services	$13	$2	$11	550.0%
Hardware	22	7	15	214.3%
Net revenue	35	9	26	288.9%
Operating expenses:
Marketing	387	505	(118)	(23.4)%
Cost of services revenue	103	136	(33)	(24.3)%
Cost of hardware revenue	1,001	149	852	571.8%
General and administrative	4,505	3,477	1,028	29.6%
Depreciation	404	392	12	3.1%
Amortization	18	18	—	0.0%
Total operating expenses	6,418	4,677	1,741	37.2%
Loss from operations	$(6,383)	$(4,668)	$(1,715)	(36.7)%

Services and Hardware Revenue. Revenue increased slightly in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. In the three months ended September 30, 2016, we continued to expand our business development and client relationship divisions to ensure wider coverage across the U.S. With our expanded business development and client relationship divisions, and through our continued partnership with our exclusive distribution partner, we expect revenue from the VOYCE PRO™ offering to increase slightly in the remainder of the year ending December 31, 2016 as we onboard and train veterinary hospitals and increase sales. We defer revenue on the sale of the hardware and subscription service until return and stated refund rights, if any, have substantially lapsed, resulting in a deferred revenue balance of $34 thousand as of September 30, 2016.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including demonstrations, conferences, advertising and printed materials for our VOYCE PRO™ offering, which do not meet the criteria for capitalization. We expect to continue to incur marketing expenses for our VOYCE PRO™ service in the future.

Cost of Services and Hardware Revenue. Cost of revenue consists of product and manufacturing costs, taxes and other fees, content development and customer service costs associated with our hardware and subscription service. In the three months ended September 30, 2016, cost of hardware revenue increased primarily due to an $801 thousand adjustment for surplus and obsolete inventories. We defer the cost of hardware revenue and recognize the expense in the same period as the associated revenue, and our deferred cost of revenue balance was $9 thousand as of September 30, 2016. We expect cost of services and hardware revenues to increase in future periods as our sales increase, though we continue to improve both the cost and technological aspects of our products to improve the gross margin on sales. Failure to generate future revenue or profits within our projected timeframe, changing market demand, technological advances, or other factors may result in future impairment charges related to our Health Monitor inventory. Future additional impairment charges or other losses related to our inventory could be material.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, information technology, program and account management functions. The increase is primarily due to increased payroll-related costs for our business development and client relationship divisions and increased professional fees.

Depreciation. Depreciation consists primarily of depreciation expense related to our fixed assets. Depreciation increased slightly in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Amortization. Amortization consists primarily of the amortization of our intangible assets.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment increased slightly for three months ended September 30, 2016 compared to the three months ended September 30, 2015.

	Three Months Ended September 30,
	2016	2015	Difference	%
Services Revenue	$516	$489	$27	5.5%
Operating expenses:
Marketing	6	18	(12)	(66.7)%
Commission	5	7	(2)	(28.6)%
Cost of services revenue	81	52	29	55.8%
General and administrative	584	570	14	2.5%
Depreciation	30	16	14	87.5%
Total operating expenses	706	663	43	6.5%
Loss from operations	$(190)	$(174)	$(16)	(9.2)%

Services Revenue. The increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries. We expect to expand our services and continue to acquire additional clients and, as a result, we expect revenue to continue to increase in the remainder of the year ending December 31, 2016.

Marketing Expenses. Marketing expenses consist of advertising costs, web-based marketing and other marketing program expenses. Marketing expenses decreased slightly for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

As a percentage of revenue, marketing expenses decreased to 1.2% for the three months ended September 30, 2016 from 3.7% for the three months ended September 30, 2015.

Commission Expenses. Commission expenses consist of commissions paid to our partners. Commission expense decreased slightly for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

As a percentage of revenue, commission expenses decreased slightly to 1.0% for the three months ended September 30, 2016 from 1.4% for the three months ended September 30, 2015.

Cost of Services Revenue. Cost of services revenue consists of monitoring and credit bureau expenses. Cost of services revenue increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

As a percentage of revenue, cost of revenue increased to 15.7% for the three months ended September 30, 2016 from 10.6% for the three months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, and account functions. General and administrative expenses increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

As a percentage of revenue, general and administrative expenses decreased to 113.2% for the three months ended September 30, 2016 from 116.6% for the three months ended September 30, 2015.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets. Depreciation increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

As a percentage of revenue, depreciation increased to 5.8% for the three months ended September 30, 2016 from 3.3% for the three months ended September 30, 2015.

Corporate

In the nine months ended September 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the three months ended September 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

In the three months ended September 30, 2016 and 2015, our loss from operations of $3.8 million and $4.2 million, respectively, primarily consisted of general and administrative and depreciation expenses. General and administrative expenses primarily consisted of executive, legal, human resources, finance and internal audit expenses that have not been attributed to a particular reportable segment. General and administrative expenses for the three months ended September 30, 2016 and 2015 were $3.8 million and $4.2 million, respectively. The decrease is primarily due to savings from our 2015 severance actions and decreased professional fees. Total share based compensation expense in our Corporate business unit for the three months ended September 30, 2016 and 2015 was $2.1 million and $1.2 million, respectively. The increase in share based compensation expense is primarily due to the May 2016 grant of performance based restricted stock units to certain members of senior management. For additional information, please see Note 18 to our condensed consolidated financial statements.

Nine Months Ended September 30, 2016 and 2015 (all tables are in thousands, except percentages):

The condensed consolidated results of operations are as follows:

	Personal Information Services (2)	Insurance and Other Consumer Services (2)	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Nine months ended September 30, 2016
Revenue:
Services	$124,118	$7,726	$29	$1,548	$—	$133,421
Hardware	—	—	40	—	—	40
Net revenue	124,118	7,726	69	1,548	—	133,461
Operating expenses:
Marketing	10,225	35	1,393	32	—	11,685
Commission	30,113	2,514	—	9	—	32,636
Cost of services revenue	40,408	495	315	177	—	41,395
Cost of hardware revenue	—	—	1,277	—	—	1,277
General and administrative	28,589	4,975	12,377	1,637	9,365	56,943
Depreciation	3,273	110	1,220	79	49	4,731
Amortization	140	291	53	—	—	484
Total operating expenses	112,748	8,420	16,635	1,934	9,414	149,151
Income (loss) from operations	$11,370	$(694)	$(16,566)	$(386)	$(9,414)	$(15,690)
Nine months ended September 30, 2015
Revenue:
Services	$144,611	$10,309	$3	$1,456	$—	$156,379
Hardware	—	—	40	—	—	40
Net revenue	144,611	10,309	43	1,456	—	156,419
Operating expenses:
Marketing	13,771	70	2,465	19	—	16,325
Commission	35,981	3,224	—	21	—	39,226
Cost of services revenue	47,413	1,122	301	147	—	48,983
Cost of hardware revenue	—	—	391	—	—	391
General and administrative (1)	29,598	5,248	10,359	1,681	11,525	58,411
Impairment of intangibles and other long-lived assets	—	—	—	—	7,355	7,355
Depreciation	3,206	179	800	68	145	4,398
Amortization	46	403	32	—	—	481
Total operating expenses	130,015	10,246	14,348	1,936	19,025	175,570
Income (loss) from operations	$14,596	$63	$(14,305)	$(480)	$(19,025)	$(19,151)

______________________________

(1)

In the nine months ended September 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the nine months ended September 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

(2)

Beginning in September 2016, our Habits at Work business was reclassified from our Insurance and Other Consumer Services segment to our Personal Information Services segment due to a change in business strategy. We concluded that the impact to our condensed consolidated financial statements was not material, and therefore we have not recast our segment disclosures prior to September 2016.

Personal Information Services Segment

Income from operations for our Personal Information Services segment decreased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in income from operations is primarily due to decreased revenue from our U.S. financial institution clients resulting from both ceased marketing and the prior cancellations of certain subscriber portfolios and, to a lesser extent, lower revenue from our Canadian business lines, partially offset by decreased cost of services revenue and commission expenses.

	Nine Months Ended September 30,
	2016	2015	Difference	%
Services revenue	$124,118	$144,611	$(20,493)	(14.2)%
Operating expenses:
Marketing	10,225	13,771	(3,546)	(25.7)%
Commission	30,113	35,981	(5,868)	(16.3)%
Cost of services revenue	40,408	47,413	(7,005)	(14.8)%
General and administrative	28,589	29,598	(1,009)	(3.4)%
Depreciation	3,273	3,206	67	2.1%
Amortization	140	46	94	204.3%
Total operating expenses	112,748	130,015	(17,267)	(13.3)%
Income from operations	$11,370	$14,596	$(3,226)	(22.1)%

Services Revenue. The decrease in revenue was partially due to a $9.3 million decline in revenue from our Bank of America subscriber portfolio, which is primarily the result of normal subscriber attrition. Revenue from other financial institution clients declined $6.0 million as a result of certain subscriber portfolio cancellations in the first half of 2015 and subscriber attrition within the portfolios we continue to service. Due to the cancellations in 2015 and subscriber attrition, we expect revenue and related earnings from our financial institution client base to continue to decrease. Revenue from our Canadian Business lines declined $5.0 million primarily as a result of financial institution subscriber portfolio cancellations in the first half of 2015.

The decrease in revenue in our consumer direct business line is primarily due to decreased marketing efforts in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We expect this trend to continue for the remainder of 2016; however, we expect increased revenue and subscribers in 2017 in connection with the October 2016 launch of our innovative new identity theft protection product, Privacy Now™ with Watson, as well as from our expanded suite of IDENTITY GUARD® services in relation to several new partner relationships, including retail, communication and other industrial partners.

We expect revenue declines in our Canadian business lines on a year-over-year basis due to the 2015 subscriber portfolio cancellations; however, we expect to maintain approximately the current level of subscribers for the remainder of 2016. In August 2016, our Canadian joint marketing agreement began transitioning to a new partner. We believe our new partner, who has previous experience in the identity theft monitoring business and has existing relationships with Canadian businesses, will be successful in growing our Canadian market share. We expect this transition to be completed in early 2017. Although not expected, it is possible that there could be an unfavorable impact to the existing Canadian subscriber base, which could negatively impact revenue. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the nine months ended September 30, 2016 and 2015:

Personal Information Services Segment Revenue

	Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(Percent of total)
Bank of America	$59,344	$68,685	47.8%	47.5%
All other financial institution clients	14,055	20,076	11.3%	13.9%
Consumer direct	41,190	41,415	33.2%	28.6%
Canadian business lines	9,404	14,435	7.6%	10.0%
Other	125	—	0.1%	0.0%
Total Personal Information Services revenue	$124,118	$144,611	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Consumer Direct	Canadian Business Lines	Total
	(in thousands)
Balance at December 31, 2015	829	363	165	1,357
Reclassification (1)	(11)	11	—	—
Additions	1	159	93	253
Cancellations	(87)	(158)	(97)	(342)
Balance at September 30, 2016	732	375	161	1,268
Balance at December 31, 2014	1,421	342	296	2,059
Additions	2	216	73	291
Cancellations	(562)	(169)	(205)	(936)
Balance at September 30, 2015	861	389	164	1,414

______________________________

(1)

We periodically refine the criteria used to calculate and report our subscriber data. In the nine months ended September 30, 2016, we reclassified certain subscribers that receive our breach response services, and the associated revenue, from the Financial Institution category to the Consumer Direct category.

Marketing Expenses. In the nine months ended September 30, 2016 and 2015, our marketing expenses resulted primarily from marketing activity for consumer direct and Canadian subscriber acquisitions, which decreased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Amortization of deferred subscription solicitation costs related to marketing of our products for the nine months ended September 30, 2016 and 2015 was $9.2 million and $12.3 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred were $1.0 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. We expect marketing costs to increase in 2017 in relation to our launch of Privacy Now™ with Watson.

As a percentage of revenue, marketing expenses decreased to 8.2% for the nine months ended September 30, 2016 from 9.5% for the nine months ended September 30, 2015.

Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid, which is largely from our financial institution subscriber base. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased slightly to 24.3% for the nine months ended September 30, 2016 from 24.9% for the nine months ended September 30, 2015.

Cost of Services Revenue. The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We continue to negotiate the pricing of the supply of credit bureau data with certain of the credit bureaus. If we are not successful, we could continue to realize increased expenses for higher effective data rates in the remainder of the year ending December 31, 2016 and into 2017.

As a percentage of revenue, cost of revenue decreased slightly to 32.6% for the nine months ended September 30, 2016 from 32.8% for the nine months ended September 30, 2015.

General and Administrative Expenses. The decrease is primarily due to increased capitalization of software development costs related to Privacy Now™ with Watson as well as the resolution of certain non-income tax audits, partially offset by an expense for pro-rata portion of bonuses for senior management, which are contingent upon the achievement of certain financial measures and approval by the Compensation Committee, to be paid in early 2017. For additional information on our non-income tax liability, please see Note 14 to our condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased to 23.0% for the nine months ended September 30, 2016 from 20.5% for the nine months ended September 30, 2015.

Depreciation. The increase is primarily due to depreciation on new asset additions placed into service in the nine months ended September 30, 2016, partially offset by assets that were fully depreciated in prior periods. We expect depreciation to increase over the next twelve months as we place into service the internally developed capitalized software related to the development of Privacy Now™ with Watson.

As a percentage of revenue, depreciation increased slightly to 2.6% for the nine months ended September 30, 2016 from 2.2% for the nine months ended September 30, 2015.

Amortization. The increase is primarily due to amortization on new asset additions related to our acquisition of White Sky Inc. that were placed into service in the second half of 2015.

Goodwill. During the nine months ended September 30, 2016, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.

Insurance and Other Consumer Services Segment

Loss from operations for our Insurance and Other Consumer Services segment for the nine months ended September 30, 2016, compared to income from operations for the nine months ended September 30, 2015, is primarily due to decreased revenue, partially offset by decreased commission expenses and cost of services revenue.

	Nine Months Ended September 30,
	2016	2015	Difference	%
Services revenue	$7,726	$10,309	$(2,583)	(25.1)%
Operating expenses:
Marketing	35	70	(35)	(50.0)%
Commission	2,514	3,224	(710)	(22.0)%
Cost of services revenue	495	1,122	(627)	(55.9)%
General and administrative	4,975	5,248	(273)	(5.2)%
Depreciation	110	179	(69)	(38.5)%
Amortization	291	403	(112)	(27.8)%
Total operating expenses	8,420	10,246	(1,826)	(17.8)%
(Loss) income from operations	$(694)	$63	$(757)	(1201.6)%

Services Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 57 thousand subscribers as of September 30, 2016, which is a 27.8% decrease from our subscriber base of 79 thousand subscribers as of September 30, 2015.

Marketing Expenses. Marketing expenses decreased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of revenue, marketing expenses were less than 1.0% for the nine months ended September 30, 2016 and 2015.

Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 32.5% for the nine months ended September 30, 2016 from 31.2% for the nine months ended September 30, 2015.

Cost of Services Revenue. The decrease is primarily due to decreased payroll-related costs from a reduction in headcount in our customer services function. There were no severance and severance-related benefits in this segment in the nine months ended September 30, 2016. Severance and severance-related benefits allocated to our customer services function, and therefore included in cost of services revenue, in the nine months ended September 30, 2015 were $258 thousand.

As a percentage of revenue, cost of revenue decreased to 6.4% for the nine months ended September 30, 2016 from 10.9% for the nine months ended September 30, 2015.

General and Administrative Expenses. The slight decrease is primarily due to decreased severance and severance-related benefits.

We determined the majority of the earn-out provisions in the business we acquired from Habits at Work in March 2015 to be share based compensation expense. In the nine months ended September 30, 2016 and 2015, we recorded share based compensation expense in this segment of $826 thousand and $561 thousand, respectively, which is included in general and administrative expenses in our condensed consolidated financial statements. Beginning in September 2016, share based compensation related to our Habits at Work business is included in the operating results of our Corporate business unit. For additional information, please see Note 1 to our condensed consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased to 64.4% for the nine months ended September 30, 2016 from 50.9% for the nine months ended September 30, 2015.

Depreciation. Depreciation decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of revenue, depreciation decreased slightly to 1.4% for the nine months ended September 30, 2016 from 1.7% for the nine months ended September 30, 2015.

Amortization. Amortization expense decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of revenue, amortization decreased slightly to 3.8% for the nine months ended September 30, 2016 from 3.9% for the nine months ended September 30, 2015.

Goodwill. During the nine months ended September 30, 2016, we concluded that the change in the management of one of our business lines and the resulting adjustments to our forecasts represented a triggering event, and we completed an interim impairment test of the goodwill. We determined that goodwill was not impaired and that the fair value was significantly in excess of carrying value. To the extent our Insurance and Other Consumer Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future.

Pet Health Monitoring Segment

Loss from operations in our Pet Health Monitoring segment increased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increased payroll-related costs, partially offset by decreased marketing expenses. We continue to contract with many independent veterinary hospitals, national veterinary practices and teaching hospitals, and we have an exclusive arrangement with a leading value-added distributor serving the veterinary market to distribute VOYCE PRO™, our service provided through veterinarians.

	Nine Months Ended September 30,
	2016	2015	Difference	%
Revenue:
Services	$29	$3	$26	866.7%
Hardware	40	40	—	0.0%
Net revenue	69	43	26	60.5%
Operating expenses:
Marketing	1,393	2,465	(1,072)	(43.5)%
Cost of services revenue	315	301	14	4.7%
Cost of hardware revenue	1,277	391	886	226.6%
General and administrative	12,377	10,359	2,018	19.5%
Depreciation	1,220	800	420	52.5%
Amortization	53	32	21	65.6%
Total operating expenses	16,635	14,348	2,287	15.9%
Loss from operations	$(16,566)	$(14,305)	$(2,261)	(15.8)%

Services and Hardware Revenue. Revenue increased slightly in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. In the nine months ended September 30, 2016, we continued to expand our business development and client relationship divisions to ensure wider coverage across the U.S. With our expanded business development and client relationship divisions, and through our continued partnership with our exclusive distribution partner, we expect revenue from the VOYCE PRO™ offering to increase slightly in the remainder of the year ending December 31, 2016 as we onboard and train veterinary hospitals and increase sales. We defer revenue on the sale of the hardware and subscription service until return and stated refund rights, if any, have substantially lapsed, resulting in a deferred revenue balance of $34 thousand as of September 30, 2016.

Marketing Expenses. We incurred marketing and advertising costs in the nine months ended September 30, 2015, primarily associated with the launch of VOYCE®. Subsequently, we substantially reduced marketing of the consumer offering and launched VOYCE PRO™. We expect to continue to incur marketing expenses for our VOYCE PRO™ service in the future.

Cost of Services and Hardware Revenue. The increase in cost of hardware revenue is primarily due to an $801 thousand adjustment for surplus and obsolete inventories. We defer the cost of hardware revenue and recognize the expense in the same period as the associated revenue, and our deferred cost of revenue balance was $9 thousand as of September 30, 2016. We expect cost of services and hardware revenues to increase in future periods as our sales increase, though we continue to improve both the cost and technological aspects of our products to improve the gross margin on sales. Failure to generate future revenue or profits within our projected timeframe, changing market demand, technological advances, or other factors may result in future impairment charges related to our Health Monitor inventory. Future additional impairment charges or other losses related to our inventory could be material.

General and Administrative Expenses. The increase is primarily due to increased payroll-related costs for our business development and client relationship divisions.

Depreciation. Depreciation increased in the nine months ended September 30, 2016 as new assets were placed into service related to our product launch in March 2015.

Amortization. Amortization began in the three months ended June 30, 2015.

Bail Bonds Industry Solutions Segment

Loss from operations in our Bail Bonds Industry Solutions Segment decreased for nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in loss from operations is primarily due to increased revenue.

	Nine Months Ended September 30,
	2016	2015	Difference	%
Services Revenue	$1,548	$1,456	$92	6.3%
Operating expenses:
Marketing	32	19	13	68.4%
Commission	9	21	(12)	(57.1)%
Cost of services revenue	177	147	30	20.4%
General and administrative	1,637	1,681	(44)	(2.6)%
Depreciation	79	68	11	16.2%
Total operating expenses	1,934	1,936	(2)	(0.1)%
Loss from operations	$(386)	$(480)	$94	19.6%

Services Revenue. The increase in revenue is the result of revenue from new clients as we leverage our existing software platform and expand our services to other related industries, as well as increased revenue from existing clients. We expect to expand our services and continue to acquire additional clients, and as a result, we expect revenue to continue to increase in the remainder of the year ending December 31, 2016.

Marketing Expenses. Marketing expenses increased slightly for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of revenue, marketing expenses increased to 2.1% for the nine months ended September 30, 2016 from 1.3% for the nine months ended September 30, 2015.

Commission Expenses. Commission expense decreased slightly for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of revenue, commission expenses decreased to 0.6% for the nine months ended September 30, 2016 from 1.4% for the nine months ended September 30, 2015.

Cost of Services Revenue.  Cost of services revenue increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of revenue, cost of revenue increased to 11.4% for the nine months ended September 30, 2016 from 10.1% for the nine months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses decreased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to decreased payroll-related costs.

As a percentage of revenue, general and administrative expenses decreased to 105.7% for the nine months ended September 30, 2016 from 115.5% for the nine months ended September 30, 2015.

Depreciation. Depreciation increased slightly for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of revenue, depreciation decreased to 5.1% for the nine months ended September 30, 2016 from 4.7% for the nine months ended September 30, 2015.

Corporate

In the nine months ended September 30, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the nine months ended September 30, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our condensed consolidated financial statements.

In the nine months ended September 30, 2016, our loss from operations of $9.4 million primarily consisted of general and administrative and depreciation expenses. In the nine months ended September 30, 2015, our loss from operations of $19.0 million primarily consisted of general and administrative and depreciation expenses and an impairment charge related to our acquisition of White Sky. General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $9.4 million and $11.5 million, respectively. The decrease is primarily due to savings from our 2015 severance actions and decreased professional fees. Total share based compensation expense in our Corporate business unit for the nine months ended September 30, 2016 and 2015 was $4.1 million and $3.9 million, respectively.

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

Interest Expense

Interest expense was $621 thousand for the three months ended September 30, 2016 compared to $71 thousand for the three months ended September 30, 2015. Interest expense was $1.7 million for the nine months ended September 30, 2016 compared to $153 thousand for the nine months ended September 30, 2015. The increase is primarily due to interest related to the Credit Agreement, which was funded in March 2016. As a result of the outstanding debt, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 16 to our condensed consolidated financial statements.

Other Expense, net

Other expense was $234 thousand for the three months ended September 30, 2016 compared to $65 thousand for the three months ended September 30, 2015. Other expense was $414 thousand for the nine months ended September 30, 2016 compared $137 thousand for the nine months ended September 30, 2015. The increase is primarily due to the reversal of an unrealized foreign currency exchange gain related to the resolution of a non-income tax audit. For additional information, please see Note 14 to our condensed consolidated financial statements.

Income Taxes

Our consolidated effective tax rate for the three months ended September 30, 2016 and 2015 was 1.6% and 35.5%, respectively. Our consolidated effective tax rate for the nine months ended September 30, 2016 and 2015 was 0.7% and (56.3)%, respectively. The change is primarily due to the change in the valuation allowance.

We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the three or nine months ended September 30, 2016, as there has been no change to the conclusion from the year ended December 31, 2015 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

The amount of deferred tax assets considered realizable as of September 30, 2016 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of September 30, 2016 relates to an indefinite-lived intangible.

There were no material changes to our uncertain tax positions during the three or nine months ended September 30, 2016 or 2015.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $13.8 million as of September 30, 2016 compared to $11.5 million as of December 31, 2015. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance was $9.3 million as of September 30, 2016 compared to $8.2 million as of December 31, 2015. The likelihood of non-payment has historically been remote with respect to our consumer direct, financial institution and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach response services, health and wellness consulting and bail bonds clients. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

We had a working capital surplus of $8.8 million as of September 30, 2016 compared to $14.6 million as of December 31, 2015. Working capital as of September 30, 2016 includes proceeds of $18.1 million, net of unamortized debt issuance costs, from the Credit Agreement completed in March 2016, described below. Our short-term and long-term liquidity depends primarily upon our level of net income, cash balances, working capital management, and the resolution of our Pet Health Monitoring segment liquidity needs as described below.

Pursuant to the Credit Agreement, we are required to maintain at all times minimum cash on hand, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. In addition, during the term of the Credit Agreement, additional capital needs of our Pet Health Monitoring segment must be funded from the cash it generates from operations or from new equity capital raised by our i4c subsidiary, subject to the limitations described below. Cash and cash equivalents in our i4c subsidiary were $5.0 million as of September 30, 2016.

We believe that the cash and cash equivalents on hand for all of our business segments in the aggregate excluding the Pet Health Monitoring segment, and anticipated cash provided by operations of those business segments, will be sufficient to fund our anticipated working capital requirements of those business segments, for the next twelve months. However, because our Pet Health Monitoring segment has not generated revenue sufficient to support its operating expenses, we expect that our i4c subsidiary will need financing no later than December 31, 2016. If we are unable to obtain financing for our i4c subsidiary before it runs out of cash or obtain a waiver of certain covenants in the Credit Agreement, we will not remain in compliance with all of the covenants, which could constitute an event of default under the Credit Agreement. If we do not obtain an amendment to, or waiver or forbearance under, the Credit Agreement, the lender is entitled to exercise any and all remedies available to it upon the occurrence of an event of default, including the option to accelerate the debt and possibly foreclose on substantially all of our assets, which serve as collateral for the obligations under the Credit Agreement. If this should occur, we may not be able to repay all of the outstanding debt or borrow sufficient funds to refinance it, and even if new financing is then available to us, it may not be on acceptable terms.

We are considering various financing options and strategic alternatives that may be available to us. We believe that substantially all such options, including a closure of the Pet Health Monitoring segment, would require the consent of our lender including waivers of certain covenants and/or an amendment of the Credit Agreement in order to avoid the possibility of an event of default. On October 27, 2016, we received a non-binding proposal from Loeb Holding Corporation (“LHC”), our largest stockholder, to (a) immediately make a $2 million bridge loan directly available to our i4c subsidiary, and (b) subsequently acquire our i4c subsidiary on or before January 15, 2017. LHC’s proposal is set forth in an amendment to its Schedule 13D filed with the Securities and Exchange Commission on October 28, 2016. A Special Committee consisting of three independent members of our Board of Directors is overseeing the process of evaluating and negotiating this transaction. No definitive agreement has been reached with LHC or any other party, and there can be no assurance that any definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be completed. We are in discussions with our current lender regarding an amendment and/or waiver to our Credit

Agreement, including their potential consent of the LHC transaction and to determine the applicable financial covenants subsequent to the transaction closing. There can be no assurances that we will be able to successfully reach agreement with our lender, which could lead to an event of default. We have no commitments to obtain any additional funds from any other third parties, and there can be no assurances that any financing will be available on acceptable terms to execute an alternative to the LHC transaction or a closure of the Pet Health Monitoring segment. If additional funds are raised for this or any other purpose through the issuance of either our equity or equity-like securities or of our i4c subsidiary, existing stockholders could suffer significant dilution, and if we raise additional funds through the issuance of debt securities or other borrowings, such securities or borrowings could have rights senior to common stock and will likely contain covenants that restrict operations. If we raise additional funds, enter into the LHC transaction or an alternative proposal to divest our i4c subsidiary, or close the i4c subsidiary, we may incur transaction and other costs that could have a material negative impact on our cash and cash equivalents, and in combination with other non-cash charges could have a material negative impact on our results of operations.

	Nine Months Ended September 30,
	2016	2015	Difference
	(In thousands)
Cash flows (used in) provided by operating activities	$(6,733)	$2,464	$(9,197)
Cash flows used in investing activities	(5,258)	(4,065)	(1,193)
Cash flows provided by (used in) financing activities	14,317	(1,546)	15,863
Increase (decrease) in cash and cash equivalents	2,326	(3,147)	5,473
Cash and cash equivalents, beginning of period	11,471	11,325	146
Cash and cash equivalents, end of period	$13,797	$8,178	$5,619

The decrease in cash flows from operations is primarily due to the cancellations of certain subscriber portfolios by U.S. and Canadian financial institution clients in the nine months ended September 30, 2015, which led to decreased revenue for the nine months ended September 30, 2016. Additionally, consolidated cash flows from operations continued to be impacted by the loss from operations generated in our Pet Health Monitoring segment, which increased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Costs in our Pet Health Monitoring segment have and may continue to increase in the remainder of the year ending December 31, 2016, especially as we continue our sales and marketing efforts through veterinarians, and costs may increase in our Personal Information Services segment to support growth initiatives, which may decrease the segment’s cash flows from operations.

Subsequent to September 30, 2016, we received $1.5 million in accordance with our settlement agreement with Costco, which was executed in October 2016. For additional information, please see Note 21 to our condensed consolidated financial statements. In addition, we paid $1.2 million to formally resolve a previously recorded non-income tax liability. We continue to correspond with the applicable authorities in an effort toward resolution of the potential indirect tax obligations in the remainder of the year ending December 31, 2016. For additional information, please see “Other” below.

The increase in cash flows used in investing activities is primarily due to an increase in acquisitions of property and equipment as well as new restricted cash balances for cash collateral related to corporate lines of commercial credit, partially offset by payments in the nine months ended September 30, 2015 for the acquisition of White Sky and Habits at Work. The cash collateral may increase if the collateral is less than our average obligations or if we request additional credit services.

The increase in cash flows provided by financing activities is due to proceeds of $20.0 million from the closing of the Credit Agreement, described below, partially offset by payments of debt issuance costs of $1.9 million and repayments of principal of $2.9 million.

Credit Facility and Borrowing Capacity

Credit Agreement

On March 21, 2016, we and our subsidiaries entered into the Credit Agreement with Crystal Financial SPV LLC (“Crystal”). In connection with the Credit Agreement, we and our subsidiaries also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The Credit Agreement provides for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019 unless the facility is otherwise terminated pursuant to the terms of the Credit Agreement. We invested $15.0 million of the net proceeds at closing in our i4c subsidiary to be used to advance the market launch of our VOYCE PRO™ product and for general corporate purposes. The remaining net proceeds will be used for general corporate purposes of our other businesses. During the term of the Credit Agreement, additional capital needs of i4c must be funded from the cash it generates from operations or new equity capital raised by i4c, subject to limitations described below.

Amounts borrowed under the Credit Agreement bear interest at the greater of LIBOR plus 10% per annum or 10.5% per annum. Interest is payable monthly. The aggregate principal amount of the term loans outstanding must be repaid quarterly starting June 30, 2016 and on the last day of each fiscal quarter thereafter in the quarterly amount of $1.3 million. Additionally, certain income tax refunds specified in the Credit Agreement must be used to repay principal the quarter in which we receive them and will be applied to the scheduled quarterly principal payment for that quarter. The Credit Agreement also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2016 and continuing thereafter. Based on our operations to date and cash flow forecasts, we are not expecting to make an excess cash flow payment for the year ending December 31, 2016. Certain other events defined in the Credit Agreement require prepayment of the aggregate principal amount of the term loan including all or a portion of proceeds received from asset dispositions, casualty events, extraordinary receipts, and equity issuances, except for proceeds from the sale of up to 20% of the equity of our i4c subsidiary which may be reinvested in the business of i4c. In October 2016, we executed a waiver with Crystal, and therefore were not required to remit the $1.5 million in proceeds from our settlement with Costco as a mandatory prepayment under the provisions of the Credit Agreement. Prepayments on the term loan, excluding required quarterly minimum payments, excess cash flow and certain tax refunds, are subject to a maximum early termination fee of 5% of the principal amount repaid in the first year, 3% in the second year, and no fees thereafter. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.

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

The Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Credit Agreement, of at least 40% of the total amount outstanding under the term loan. The Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum Consolidated EBITDA (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items) and specified Core Business Consolidated EBITDA (as defined in the Credit Agreement as including us and all of our subsidiaries except for i4c) as per the tables below. As of September 30, 2016, we were in compliance with all such covenants.

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

As of September 30, 2016, $17.1 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs of $1.3 million in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of September 30, 2016, $8.0 million, net, is classified as short-term, which includes the minimum maturities as well as our estimated required prepayments, as described above.

The Credit Agreement replaces our loan agreement with Silicon Valley Bank, dated October 7, 2014, which was scheduled to mature on October 7, 2016. The loan agreement, which provided for a revolving credit facility of $5.0 million, was terminated effective March 21, 2016. There were no amounts outstanding at that time.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of September 30, 2016, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under the Credit Agreement. During the nine months ended September 30, 2016 and 2015, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 67 thousand in the nine months ended September 30, 2016.

Other

In April 2016, our Board of Directors approved an amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.5 million shares, from 3.0 million shares to 5.5 million shares. The amendment was effective immediately upon our stockholders’ approval in May 2016.

We analyzed our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing laws and interpretations of those laws, and determined it was probable that we have obligations in some jurisdictions. The following table summarizes the non-income business tax liability activity during the nine months ended September 30, 2016 and 2015 (in thousands):

	Non-Income Business Tax Liability
	2016	2015
Balance at December 31	$3,427	$4,458
Adjustments to existing liabilities	(1,038)	269
Payments	(21)	(1,801)
Balance at September 30	$2,368	$2,926

We formally appealed the liability for several jurisdictions based on the applicability of the specific state tax laws to our services, and we continue to accrue the estimable amount that we believe is probable under U.S. GAAP. In the three months ended September 30, 2016, we reduced our liability by $1.1 million, primarily from the successful appeal and resolution of a non-income tax audit. Subsequent to September 30, 2016, we further reduced our liability as the result of a $1.2 million payment to formally resolve a previously recorded non-income tax liability, which will negatively impact operating cash flows in the three months ending December 31, 2016. We continue to correspond with the applicable authorities in an effort toward resolution of our open audits in the remainder of the year ending December 31, 2016 using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

In the nine months ended September 30, 2016, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $10.0 million, payable in monthly and yearly installments through December 31, 2021. These amounts are expensed on a pro-rata basis and are recorded in cost of services revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 18 in our most recent Annual Report on Form 10-K.

The variability of the inputs for the earn-out provisions in the business we acquired from Habits at Work may have a material impact on the future operating results of our Corporate business unit. As of September 30, 2016, we expect the value of the earn-out payment for the second Measurement Period to be approximately $1.0 million, which includes an estimated cash payment of $392 thousand. For additional information, please see Note 4 to our condensed consolidated financial statements.

Orders we place for the production of our Voyce hardware product may result in unconditional purchase obligations and may require us to make some payment at the time the order is placed. Unconditional purchase obligations exclude agreements that are cancelable by us without penalty. In the nine months ended September 30, 2016, we did not record a liability for any unconditional purchase obligations.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

There have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, would result in a material adverse change in our business or financial condition.

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the nine months ended September 30, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. We also submitted an amended compliance plan to the CFPB and are awaiting a letter of non-objection.

In January 2013, the Office of the West Virginia Attorney General (“WVAG”) served Intersections Insurance Services Inc. (“IISI”) with a complaint that the WVAG had filed in the Circuit Court of Mason County, West Virginia on October 2, 2012. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. IISI filed a motion to require the WVAG to amend its complaint to include a more specific statement of its claims.  The court denied that motion in December 2013. IISI filed an answer to the complaint on January 21, 2014. On July 13, 2016, the court entered a scheduling order governing the management of the case through the beginning of trial.  Pursuant to that order, the deadline for parties to amend the pleadings and add parties was set for September 30, 2016.  On September 21, 2016, the WVAG moved to amend the complaint, seeking to add Intersections Inc. as a defendant.  The proposed amended complaint alleges the same violations of West Virginia consumer protection laws as alleged against IISI.  IISI will have an opportunity to oppose the motion to amend.

In July 2015, Costco Wholesale Corporation elected not to renew an agreement for Intersections to provide an identity protection service to its customers. On January 20, 2016, Intersections filed a Notice of Arbitration with respect to claims by Intersections against Costco arising from certain actions of Costco related to the marketing of its new identity protection service to our subscriber base of current Costco members, which Intersections alleged violated the agreement and applicable law. Intersections sought damages in excess of $2.0 million, and injunctive relief. On February 16, 2016, Costco filed a counterclaim, seeking injunctive relief and related, unspecified damages, with respect to the allegedly inappropriate use by Intersections of a URL containing elements of both parties’ intellectual property. On October 6, 2016, Intersections and Costco entered into a settlement agreement, pursuant to which the parties agreed to terminate the arbitration and release each other from all claims asserted thereby, in consideration of Costco’s one-time, lump sum payment to Intersections of $1.5 million, and Costco’s agreement to certain terms and conditions with respect to the advertising and marketing of its new identity protection service to the aforementioned subscriber base.

As of September 30, 2016, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect in our condensed consolidated financial statements, taken as a whole.

Item 1A.	Risk Factors

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015:

Because our Pet Health Monitoring segment has not generated revenue sufficient to support its operating expenses, we expect that our i4c subsidiary will need financing no later than December 31, 2016.

We are considering various financing options and strategic alternatives for this business segment, all of which will require the consent of our lender, including waivers of certain covenants and/or an amendment of the Credit Agreement, in order to avoid the possibility of an event of default. On October 27, 2016, we received a non-binding proposal from Loeb Holding Corporation (“LHC”), our largest stockholder, to (a) immediately make a $2 million bridge loan directly available to our i4c subsidiary, and (b) subsequently acquire our i4c subsidiary on or before January 15, 2017. LHC’s proposal is set forth in an amendment to its Schedule 13D filed with the Securities and Exchange Commission on October 28, 2016. A Special Committee consisting of three independent members of our Board of Directors is overseeing the process of evaluating and negotiating this transaction. No definitive agreement has been reached with LHC or any other party, and there can be no assurance that any definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be completed.

In addition, if we do not obtain an amendment to, or waiver or forbearance of certain covenants under the Credit Agreement, the lender is entitled to exercise any and all remedies available to it upon the occurrence of an event of default, including the option to accelerate the debt and possibly foreclose on substantially all of our assets, which serve as collateral for the obligations under the Credit Agreement. If this should occur, we may not be able to repay all of the outstanding debt or borrow sufficient funds to refinance it, and even if new financing is then available to us, it may not be on acceptable terms. We may also incur transaction and other costs that could have a material negative impact on our cash and cash equivalents, and in combination with other non-cash charges could have a material negative impact on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.

 The common share purchases described in the table below represent the withholding of shares to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except average price paid per share)
July 1, 2016 to July 31, 2016	8	$2.14	—	$—
August 1, 2016 to August 31, 2016	—	$—	—	$—
September 1, 2016 to September 30, 2016	—	$—	—	$—

Item 6.	Exhibits

10.1*	Employment Agreement dated as of August 17, 2016 between Intersections Inc. and Duane L. Berlin.

10.2*†	Data Services Agreement dated as of September 26, 2016 by and between Digital Matrix Systems, Inc. and Intersections Inc.

31.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael R. Stanfield, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: November 14, 2016	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer