Form 10-Q/A
period 2016-09-30
INTERSECTIONS INC
filed 2017-02-10
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q/A
Amendment No. 1
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50580
____________________________________

(Exact name of registrant as specified in the charter)
____________________________________

DELAWARE	54-1956515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 Stonecroft Boulevard, Chantilly, Virginia	20151
(Address of principal executive office)	(Zip Code)
(703) 488-6100
(Registrant's telephone number including area code)
___________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
As of February 1, 2017 there were 27,371,607 shares of common stock, $0.01 par value, issued and 23,793,671 shares outstanding, with 3,577,936 shares of treasury stock.

Explanatory Note
Intersections Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to amend the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (the "Original Form 10-Q"). This Amendment No. 1 is being filed solely to re-file Exhibit 10.2 (the "Exhibit") to the Original Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the "SEC") on a confidential treatment request the Company made for certain portions of the Exhibit. The Exhibit, as re-filed, includes certain portions that had previously been redacted pursuant to the Company's request for confidential treatment. Nothing in the Original Form 10-Q is being amended other than the re-filing of the Exhibit as described above.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
This Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Company's other filings with the SEC. Except as stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on November 14, 2016 and no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-Q.

PART II – OTHER INFORMATION

Item 6.	Exhibits

10.1**	Employment Agreement dated as of August 17, 2016 between Intersections Inc. and Duane L. Berlin.

10.2*†	Data Services Agreement dated as of September 26, 2016 by and between Digital Matrix Systems, Inc. and Intersections Inc.

31.1*	Certification of Johan J. Roets, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________________________
*	Filed herewith.
**	Previously filed with our quarterly report on Form 10-Q on November 14, 2016.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date: February 9, 2017	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer

3