Form 10-K
period 2016-12-31
INTERSECTIONS INC
filed 2017-03-27
CIK 1095277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of June 30, 2016, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $17.5 million based on the last sales price quoted on The NASDAQ Global Market.

As of March 22, 2017, the registrant had 27,514,244 shares of common stock, $0.01 par value per share, issued and 23,936,308 shares outstanding, with 3,577,936 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2017 annual meeting of stockholders to be held on or about May 31, 2017.

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

Explanatory Note

Unless indicated otherwise, throughout this Annual Report on Form 10-K, we may refer to Intersections Inc. and its consolidated subsidiaries as “we,” “us” and “our.”

Overview

We provide innovative, information based solutions that help consumers manage risks and make better informed life decisions. Under our IDENTITY GUARD® brand and other brands that comprise our Personal Information Services segment, we help consumers monitor, manage and protect against the risks associated with their identities and personal information. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our IDENTITY GUARD® and recently launched Privacy Now™ with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. IDENTITY GUARD® is offered to consumers through direct marketing or through organizations as an embedded product for employees or consumers. In late 2016, we expanded our suite of IDENTITY GUARD® products and launched Privacy Now™ with Watson™. Privacy Now™ with Watson™ offers robust early detection of potential risks and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring service available on the market today.

We also operate three other reportable segments: Insurance and Other Consumer Services, Bail Bonds Industry Solutions and Pet Health Monitoring. We sold the business comprising the Bail Bonds Industry Solutions segment in February 2017, and we ceased operations and are actively exiting the Pet Health Monitoring segment as part of our strategy to have a singular focus on our Personal Information Services segment. Corporate headquarter office transactions including, but not limited to, legal, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in our Corporate business unit.

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

Exclusive Focus on Identity and Privacy Protection Service Opportunities

Our strategic objective has been narrowed from building standalone businesses to a singular focus on our identity and privacy protection services. In late 2016, the Board of Directors approved the closure of our Pet Health Monitoring business, also known as Voyce. The discontinuation of Voyce commercial operations will enable our growth strategy and capital to be directed toward the core identity and privacy protection services. As a result of the ceased operations, we recorded non-cash impairments of intangibles and other assets totaling $7.0 million in the year ended December 31, 2016. We also sold the business comprising the Bail Bonds Industry Solutions segment in early 2017. In connection with the discontinuation of our Pet Health Monitoring business, we entered into amendments to our credit agreement with Crystal Financial LLC (“Amended Credit Agreement”), which provide us with the flexibility to accommodate the discontinuation and winding down of this business and the continued support necessary to concentrate our resources to serve consumers, partners and affiliates with robust privacy protection services, including our newest product, Privacy Now™ with Watson™.

Our Primary Business

We offer identity and privacy protection services to consumers through our Personal Information Services segment. This segment constituted approximately 93% and 92% of our revenue in the years ended December 31, 2016 and 2015, respectively. We typically offer our services on a monthly or annual subscription basis. Our subscriber counts as of December 31, 2016 and 2015 were 1.2 million and 1.4 million, respectively.

Products and Services

Our privacy, personal information security and identity theft monitoring and remediation services help consumers understand, monitor, manage and protect against the risks associated with the inappropriate and sometimes criminal exposure of their personal information. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance of up to $1.0 million underwritten by a prominent insurance company; and software and other technology tools and services. Our resolution team applies its expertise to assist consumers with the remediation of confirmed identity theft events by providing pertinent documentation, communicating directly with creditors and placing fraud alerts on their behalf. We also offer breach response services to large and small organizations responding to compromises of sensitive personal information and other customer and employee data. We help these organizations notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We continue to develop innovative new services and tools to add to our IDENTITY GUARD® portfolio and address the increasing awareness by consumers of the risks associated with their personal information.

We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we launched Privacy Now™ with Watson™ in October 2016. Privacy Now™ with Watson™ is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Privacy Now™ with Watson™ maximizes the power of IBM Watson™ cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safer web browsing tools. Privacy Now™ with Watson™ also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. We believe it is the first product of its kind that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson™ technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. We plan to focus on making Privacy Now™ with Watson™ our leading offering to consumers in the U.S. and Canada.

Marketing and Distribution

We have a dual go-to-market strategy in the U.S. and Canada, through partner marketing and through direct-to-consumer marketing via search and display messaging. A substantial number of subscriptions in our products and services are canceled each year, as we believe is the case for similar products offered by our competitors in the identity theft monitoring industry. There is an investment cost to acquire a new subscriber and produce initial fulfillment materials, and therefore subscribers typically must be retained for a number of months in order to cover these costs. Our goal is to achieve a customer retention profile sufficient to achieve positive cash flow returns on these investment costs, above predetermined hurdle rates, across our entire subscription population.

In the year ended December 31, 2016, we successfully expanded our business relationships with several new partners including retail, communication and other industrial partners, as well as by partnering with employers to offer IDENTITY GUARD® as an employee benefit option. We also expanded our internal business development and client relationship divisions to ensure wider coverage across the U.S., and we made investments in our internal systems and member platforms in order to build and enhance our partner distribution channels and generate subscriber growth. We plan to continue to develop, improve, or expand upon all of these initiatives in 2017.

Revenue from our largest client, Bank of America, constituted approximately 48% of our Personal Information Services segment revenue in both 2016 and 2015. Bank of America ceased marketing of our services in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. Bank of America, however, has the right to require us to cease providing services to its customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Furthermore, we are dependent on Bank of America to cooperate in continued servicing, including subscriber billing. We did not generate any new subscribers from Bank of America or other U.S. financial institution clients in 2016 or 2015, as all marketing of our products by our financial institution clients in the U.S. was terminated in both our Personal Information Services and Insurance and Other Consumer Services segments.

Sources of Supply

Our major source of data used in providing our services to consumers resulted from our continuing agreements with Equifax, Experian and TransUnion in both the U.S. and Canada. We believe we are an important customer to each of the three bureaus. The contract with Equifax was recently extended and expires in 2021. The Experian and TransUnion contracts may be terminated by them on 30 days’ and 60 days’ notice, respectively. Each of the credit reporting agencies also competes with us in providing credit scores, credit reports and limited credit monitoring services to subscribers.

We recently renegotiated volume pricing, as well as any minimum fixed fees, of the supply of credit bureau data for our product features while also exploring alternative data sources. We have entered into long-term contracts with several other providers of data and analytics for our new Privacy Now™ with Watson™ product, including new data sources, advanced tools and analytical capabilities, and more timely notification of activities and more useable content. In certain contractual arrangements, we pay non-refundable license fees in exchange for the limited exclusive rights to use the data. We routinely review the effectiveness and cost of these exclusivity agreements in conjunction with our projected data usage and business forecasts and may make adjustments to our data mix and providers.

Industry Overview and Competition

Identity theft has been the most reported consumer complaint in the U.S. for the past 15 years, according to the Federal Trade Commission. According to Javelin Strategy & Research, in 2016 there were 15.4 million identity theft victims in the United States, an increase of 16% over the prior year. Card-not-present fraud, account takeover and new-account fraud were all drivers of the significant increase. The estimated cost of identity fraud in the U.S. in 2016 was $16 billion, up from $15 billion in 2015. The increased use of e-commerce (including the use of mobile applications), social media and the Internet, as well as the amount of reported breaches of consumer data by large retailers, healthcare providers and other organizations has compounded the amount of identity theft and identity fraud events. As a result, the markets for our Personal Information Services segment are quite robust and growing continually. We operate in a highly competitive and rapidly changing environment. We believe that the competitive factors in our market include access to a breadth of identity and consumer transaction data, broad and effective service offerings, brand recognition, technology, effective and cost-efficient customer acquisition, customer satisfaction, price, quality and reliable customer service, and accurate identification of appropriate target markets for our business. Our principal competitors include the following companies and their subsidiaries or affiliates: Equifax; Experian; TransUnion; LifeLock; AllClear ID; and Davis & Henderson in Canada. We compete with these companies to provide our services to our distribution partners’ customers and our own direct subscribers. Some of our competitors have substantially greater financial, technical, human and other resources than we do, which may allow them to devote greater resources to developing, promoting and selling services, offer services at lower prices than we do and develop and launch new products and services more quickly or effectively than we do. In addition, competitor distribution to and retention of new subscribers may benefit from greater brand recognition and brand loyalty than we have or may be able to achieve.

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

Bail Bonds Industry Solutions

Our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical (“Captira”). Effective January 31, 2017, in connection with our strategy to focus on identity and privacy protection services, we divested our ownership in Captira. The sale of Captira marks the conclusion of our operations in our Bail Bonds Industry Solutions segment, the results of which have not had a significant impact on our consolidated financial results.

Pet Health Monitoring

Our Pet Health Monitoring segment includes the health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c, which does business as Voyce. Voyce is our pet health monitoring platform and information management service that collects, translates, monitors, and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. Voyce generated substantial losses from formation through 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. As a result of actions taken by our Board of Directors to refocus on our principal marketplace of identity and privacy protection, this business ceased primary operations in the fourth quarter of 2016 and is expected to be wound down in an orderly manner in the first half of 2017.

Government Regulation

We are subject to a wide variety of federal, state, foreign and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act and comparable state laws that are patterned after the FTC Act, and other similar laws, rules and regulations. We also are subject to federal and state laws and regulations relating to the channels in which we sell and market our services, as well as a consent order with the Consumer Financial Protection Bureau as described below. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any changes to the existing applicable laws or regulations, or any determination that other laws or regulations are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, any of these laws or regulations may be subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties, which could have a material adverse effect on our business, operating results, financial condition, and prospects.

Laws Governing Consumer Marketing, Product Distribution and Administration

Marketing, distribution and ongoing administration of our consumer products and services are subject to various federal and state laws, depending on the circumstances, including the federal Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, CAN-SPAM Act, Electronic Fund Transfer Act, U.S. Card Act, and both federal and state laws prohibiting unfair, deceptive or abusive practices or requiring disclosure of information about various products and services. Similar laws and regulations govern our business in Canada, and include federal and provincial laws.

Other state or federal laws may apply, depending on the nature of the products and services or marketing channel or method. For example, the insurance products we sell are subject to state insurance laws, including license requirements and oversight and other restrictions and requirements regarding the sale and administration of insurance and some of our products are governed by state laws governing discount medical plans or other programs.

Privacy and Information

Consumer marketing and products generally are governed by federal and state laws regarding the use, sharing and protection of personal information. Specific state or federal laws may apply depending on the nature of the products and services or marketing channel or method. For example, we are subject to the federal Fair Credit Reporting Act and similar state laws governing credit information, as well as to state and federal privacy laws governing financial institutions or products, including the federal Gramm Leach Bliley Act and certain state laws governing the sharing or use of personal information by financial institutions and their affiliates.

Privacy laws and regulations that may apply to our business in Canada include the federal Personal Information Protection and Electronic Documents Act and federal and provincial laws and regulations regarding credit report information.

With the growing public concern regarding privacy and the collection, distribution, and use of consumer personal information, we believe we are in an environment in which there is an increased regulatory scrutiny concerning data collection and use practices and the provision and marketing of services, like ours, that seek to protect that information. We expect that kind of scrutiny to continue as the marketplace for services like ours continues to develop.

Laws Governing Financial Products and Institutions

Our financial institution clients are subject to federal laws and regulations that govern financial institutions and their affiliates, financial products, financial information privacy, financial accounts such as credit cards, debit cards, demand deposit accounts and mortgages, and payment systems and processes. Our financial institution clients are subject to oversight by the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, CFPB and other federal or state regulatory agencies. In part based on the requirements of those regulatory agencies, our financial institution clients are required to exercise oversight of us, and often require us by contract to comply with certain of the laws and regulations that apply directly to them.

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

In July 2015, we entered into a consent order with the CFPB in the U.S. District Court for the Eastern District of Virginia. We agreed to make various changes to our disclosures and business practices. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business but may result in us incurring additional costs associated with compliance or redress. Based on the entry of the consent order, we paid the total penalty amount of $1.2 million in the year ended December 31, 2015, and in February 2016 we paid the remaining $63 thousand of refunds to 661 subscribers. Intersections also submitted an amended compliance plan to the CFPB, to which it recently responded with no objections.

Other Laws and Regulations

Other laws and regulations may apply to one or more of our business segments generally or specifically based on the activities of that segment. For example, use of certain of the services by subscribers in our Bail Bonds Industry Solutions segment may be subject to the Fair Credit Reporting Act and state insurance laws and laws governing discount medical programs or other discount programs apply to certain of the products in our Insurance and Other Consumer Services segment.

Intellectual Property

We consider certain of our processes, systems, methodologies, databases, tangible and intangible materials, software and trademarks to be proprietary. We rely on a combination of trade secret, patent, copyright, trademark and other laws, license agreements and non-disclosure, non-competition and other contractual provisions, and technical measures, to protect our proprietary and intellectual property rights. Certain features and functions of our products and services use intellectual property under license from third parties, which we at times sub-license to our clients and others. We may depend on certain of those licenses to operate parts of our products. When we market our services in client-branded programs, we rely on licenses from our clients to use their trademarks.

We depend upon the skills, knowledge and experience of our management, as well as that of our other employees, advisors, consultants and contractors, none of which are patentable. To help protect our know-how, and any inventions for which patents may be difficult to obtain or enforce, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality and inventions agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Employees

As of December 31, 2016, we had 422 employees, compared to 448 employees as of December 31, 2015. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

Financial Information about Segments and Geographic Areas

Please see Note 23 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

ITEM 1A.	RISK FACTORS

We believe the following risk factors, as well as the other information contained in this Annual Report on Form 10-K, are material to an understanding of our company. Any of the following risks as well as other risks and uncertainties discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may affect us.

Risks Related to our Business

Our revenue decreased in the year ended December 31, 2016 as compared to the year ended December 31, 2015, and there can be no assurances that our revenue will not continue to decline.

In the year ended December 31, 2016, our consolidated revenue declined by approximately 14% from 2015 primarily due to a reduction in subscribers in our Personal Information Services and Insurance and Other Consumer Services segments. We may continue to lose existing subscribers and the corresponding revenue in both our Personal Information Services and Insurance and Other Consumer Services segments due to a number of factors, including normal attrition and potential actions taken by our financial institution clients or us. We need to replace the revenue from the loss of new and existing subscribers with our other products and services, and there can be no assurances that we will be successful in doing so. Our failure to increase our revenue or grow our profitability likely would adversely affect the value of our common stock.

We incurred consolidated losses from operations of $27.6 million and $38.3 million in the years ended December 31, 2016 and 2015, respectively. We may continue to incur substantial expenses as we increase the marketing of our products and services, and we cannot give assurances of our future profitability.

We incurred significant consolidated loss from operations in 2016 and 2015 primarily due to the operating costs and expenses of our Pet Health Monitoring segment coupled with the decline in revenue in our Personal Information Services and Insurance and Other Consumer Services segments. The Pet Health Monitoring segment ceased operations in the fourth quarter of 2016 and is expected to be wound down in the first half of 2017. In addition, we also sold the business comprising the Bail Bonds Industry Solutions segment in early 2017, all of which allows us to concentrate our resources to improve our core identity theft protection subscribers, revenue and results. However, there can be no assurances that we will not continue to report significant consolidated operating losses in future periods. We cannot predict whether we will be able to become profitable on an annual basis in the future, as we may not generate sufficient revenue to obtain and maintain profitability and expect to continue to incur significant expenses to maintain and expand our IDENTITY GUARD® and Privacy Now™ with Watson™ products. We also may incur additional costs associated with our regulatory compliance as we are subject to a wide variety of federal, state and local laws and regulations, which may make it more difficult for us to achieve future profitability. If we are unable to become profitable, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could decline significantly.

We are dependent upon our Personal Information Services segment for substantially all of our revenue, and our revenue from that segment may continue to decrease, primarily due to the attrition of subscribers obtained through our historical financial institution clients.

Approximately 93% of our revenue in the year ended December 31, 2016 was derived from our Personal Information Services segment. We are entirely dependent on revenue from this segment. Our revenue for this segment declined in 2016 by approximately 13% from 2015 as our subscriber base obtained through our historical financial institution clients continued to decline in excess of new subscribers in our suite of IDENTITY GUARD® products. Due to this lack of potential diversification, adverse developments in this business segment could have a significant adverse impact on our financial condition, results of operations and cash flows. We have lost subscribers in prior years, and may lose subscribers in future years, due to numerous factors, including changing subscriber preferences; subscriber dissatisfaction; cancellations required by marketing partners, or for regulatory or other reasons; competitive price pressure; recurring billing issues, such as changes to their credit card billing practices or policies; credit card or other billing vehicle declines or turnover, including as a result of a refinancing or account cancellation; and general economic conditions. As a result of these factors, our total number of subscribers may continue to decline during 2017. Our failure to increase our revenue likely would continue to adversely affect the value of our common stock.

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

We historically depended upon our agreements with a small number of financial institutions in the U.S. to derive a significant portion of our revenue. For example, in 2016 and 2015, we derived approximately 59% and 61%, respectively, of our Personal Information Services segment revenue from our agreements with U.S. financial institutions. Under these contracts, our right to continue to service subscribers after termination of a contract by a financial institution varies based on the specific contract terms. Under some contracts, we may continue to provide our services to the existing subscribers, and the financial institution must provide certain applicable services, for varying time periods. Under other contracts, the financial institution may require us at any time to cease providing services under existing subscriptions. Financial institutions under most contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to continue to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in continued servicing, including continued billing by those clients. If those financial institutions do not perform their contractual obligations with respect to the servicing of existing subscribers, or otherwise do not cooperate in our continued servicing of those subscribers, or, where permitted under our contracts, they terminate our servicing of the subscribers, we could lose significant current sources of revenue, and those losses could have a material adverse effect on our business, financial condition and results of operations.

We could lose our access to data from any of the three major credit reporting agencies, each of which competes with us, which could cause demand for our services to decrease, affect our profitability and have a material adverse effect on our business.

We rely on the major credit reporting agencies, Equifax, Experian and TransUnion, in both the U.S. and Canada to provide us with essential credit-related data for our consumer identity theft protection services. The Experian and TransUnion contracts may be terminated by them on 30 days’ and 60 days’ notice, respectively, while the contract with Equifax was recently extended and expires in 2021. Each of the three major credit reporting agencies competes with us by providing credit information directly to consumers, and may decide to stop supplying data to us on a timely manner or at all, or to significantly increase the costs they charge us for their data. Any change, interruption, deterioration or termination of our relationship with one or more of the three credit reporting agencies would be disruptive to our business and could cause us to lose subscribers or incur increased expenses. We may not be successful in maintaining our relationships on the current terms with the three credit reporting agencies and may not be able to continue to obtain data from them on acceptable terms or at all. Furthermore, there can be no assurances that we will be able to obtain data from alternative or additional sources if our current sources become unavailable or too costly.

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

Our business is dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Many companies have disclosed security breaches, some of which have involved intentional attacks. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our financial institution and other clients, or both. If an actual or perceived breach of our security occurs, client, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose clients, customers and/or suppliers. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent our security measures could misappropriate our or our subscribers’ proprietary information, cause interruption in our operations, damage our information systems or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

Many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. Federal and state laws in the U.S. provide for more than 45 regulatory and notification regimes, all of which we are subject to, and additional requirements may be instituted in the future. In the event of a data security breach, these mandatory disclosures often lead to widespread negative publicity. In addition, complying with such numerous and complex regulations in the event of a data security breach is often expensive, difficult and time consuming, and the failure to comply with these regulations could subject us to regulatory scrutiny and additional liability and harm our reputation.

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

The costs associated with the shutdown of our Pet Health Monitoring business may be greater than expected.

In late 2016, the Board of Directors approved the closure of our Pet Health Monitoring business. As a result of the closure, we currently estimate that we will incur total cash costs related to the shutdown of between $2.0 and $2.5 million, a substantial portion of which is severance and employee-related costs. Some of these costs were paid in 2016, and we expect the majority of the remaining costs to be paid over the first six months of 2017. In addition, we incurred non-cash impairments of intangibles and other assets totaling $7.0 million in connection with the closure. We may incur additional costs or charges related to the actions described above, which may be material, and should any unexpected costs, claims or liabilities related to Voyce arise, it may negatively impact our cash position.

We recognized impairment charges in the past and may be required to recognize impairment charges in the future that could materially affect our financial results.

We recorded one-time intangible and other asset impairment charges of $8.5 million in the year ended December 31, 2016, primarily due to the cessation of operations in our Pet Health Monitoring business. We recorded a one-time impairment charge of $7.4 million in the year ended December 31, 2015, related to our former long-term investment in White Sky, Inc. Additionally, we assess our goodwill and other intangible assets as well as our other long-lived assets as and when required by U.S. GAAP to determine whether they are impaired and, if they are, we record appropriate impairment charges. We incurred a goodwill impairment charge of $10.3 million in the year ended December 31, 2015. It is possible that we may be required to record additional significant impairment charges in the future and, if we do so, our operating income could be materially adversely affected.

The Amended Credit Agreement provides our lenders with a first-priority lien against substantially all of our assets and contains certain restrictions on our ability to take certain actions. We cannot provide assurance that we will maintain compliance with the financial and other restrictive covenants under the Amended Credit Agreement.

We are subject to a number of financial and other restrictive covenants under the Amended Credit Agreement, including covenants with which we have not previously had to comply. These covenants include restrictions that prohibit or otherwise limit our ability to pay dividends and repurchase stock, incur additional indebtedness, make certain investments and other payments, enter into acquisitions, encumber or dispose of assets or engage in certain other types of transactions, and also require that we maintain certain minimum cash balances, financial ratios and EBITDA levels (as defined in the Amended Credit Agreement and adjusted for certain non-cash, non-recurring and other items) during specified periods. Failure to comply with any of the covenants under the Amended Credit Agreement could result in a default under the facility, which could cause the lenders to declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain liquidity in the future. In the future, we may take actions including, but not limited to, delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver or amendment of the terms of the Amended Credit Agreement as means of maintaining compliance with these covenants.

We are substantially dependent on third party suppliers and service providers, and our clients and their service providers, to market and provide our products, and failures by those third parties or our clients could harm our business and prospects.

Our consumer products and services are substantially dependent on third party suppliers, including providers of credit and other data, analytics, and software and other technology, including without limitation, our relationship with IBM under which we utilize its Watson™ technology and trademarks in some of our products and services. Our failure to develop and maintain these third party relationships could harm our ability to provide our products and services. We also rely on various third party service providers, including outsourced telemarketing vendors, customer service providers, network and systems hosts and other providers. In some arrangements we rely on our clients or their service providers, including the marketing of products, billing of subscribers and customer service.

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

We could need to continue to raise additional funds in the future in order to operate and expand our business. Our ability to meet our future capital requirements and grow our business by investing in and marketing our products and services could be materially adversely affected if we are unable to maintain compliance with the covenants under the Amended Credit Agreement or otherwise obtain financing in the future. There can be no assurances that additional funds will be available on terms acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or any future commercialization efforts. Our inability to obtain additional financing could have a material adverse effect on our financial condition.

We may lose subscribers and significant revenue if our existing products and services become obsolete, or if we fail to introduce new products and services with broad appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon developing and successfully introducing new products and services that generate client and consumer interest, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. In late 2016, we unveiled our new Privacy Now™ with Watson™ product. We have made, and may make, significant investments in new products and services, including development costs and prepayment of royalties and fees to third party providers. Our failure to develop, introduce or expand successfully our products and services could have a material adverse effect on our business and prospects.

A failure of any of the insurance companies that underwrite the insurance products or related benefits provided as part of our insurance services, or refusal by those insurance companies to provide the expected insurance, could harm our business.

Certain of our insurance services include or depend on insurance products, or are dependent on group insurance policies under which the customers for our services are the insureds. Adverse conditions in the economy could cause financial instability among one or more of those insurance companies. The failure of any of those insurance companies, or refusal by them to provide the expected insurance, could require us to remove the affected insurance from our services, cause us to lose customers or clients, or expose us to liability claims by our customers or clients.

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

We are exploring or developing other new products and services, including new privacy products, which also may involve new risks. If we are unable to manage these new risks, our efforts to develop and launch new products and services may not be successful, or we may incur unforeseen liabilities or expenses, including product liability, regulatory violation, data or privacy breaches, intellectual property infringement or contract claims, which may have a material adverse effect on our business and financial condition.

We depend on key members of our management and other key personnel.

We depend on key members of our management. We do not maintain key person life insurance on our senior management. Loss of one or more of these key individuals, particularly our chairman and founder, our chief executive officer or our other executive officers, could have a material adverse effect on our business. We also believe that our future success will depend, in part, on our ability to attract, retain and motivate skilled managerial, marketing and other personnel, and a failure to attract and retain those personnel may have a material adverse impact on our business.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited, which could potentially result in increased tax liabilities for us in the future.

As of December 31, 2016, we had approximately $14.5 million of a federal net operating loss carry-forward. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Due to the nature of our closely-held stockholders, we have not performed an analysis to determine if there were any prior year ownership changes, which would limit our ability to utilize the federal net operating loss carry-forward. If we earn net taxable income in future years, our ability to use our net operating loss carry-forward to offset taxable income will be subject to our future analysis of ownership changes and, as a result, may be subject to limitations, which could potentially result in increased future tax liability to us.

Our Canadian business exposes us to operational, economic and currency risks.

Our Canadian operations represented approximately 7% and 9% of our consolidated revenue in 2016 and 2015, respectively, and a component of our strategy includes expanding and adding to our marketing partner relationships in Canada. Our ability to successfully conduct business in Canada is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing businesses in Canada. Transacting business with Canadian partners and vendors has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, increased regulations, quotas, tariffs, and political factors, any of which could have a material adverse effect on our consolidated financial condition and results of operations as our business in Canada continues to expand. Further, we may be exposed to new forms of competition not present in our domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.

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

We may not realize planned benefits from any acquisitions.

From time to time we review opportunities for acquisitions of other businesses or material assets that would expand our business or otherwise offer growth opportunities to us. For example, we completed the acquisitions of Health at Work Wellness Actuaries LLC (“Habits at Work”) and White Sky, Inc. (“White Sky”) in 2015. In connection with our acquisitions, we may experience unforeseen difficulties, expenses and delays as we attempt to integrate the acquired assets and businesses into our existing operations. These difficulties may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Any acquisition or investments by us involves risks, including:

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

We operate in a highly competitive business market. Our competitors may provide products and services comparable or superior to those provided by us, or at lower prices, adapt more quickly to evolving industry trends or changing market requirements, increase their emphasis on products and services similar to ours, enter the markets in which we operate or introduce competing products and services. Any of these factors could reduce our market share or decrease our revenue. Many of our competitors have greater financial and other resources than we do. Several of our competitors offer products and services that are similar to, or that directly compete with, our products and services. Competition for new subscribers for our products and services is also intense. We also compete directly with the credit reporting agencies that control the credit file data that we use to provide our services. One or more of these credit reporting agencies may not make available to us or our customers the same features that they may offer in direct competition with us.

Our inability to develop and offer services that are attractive to the growing number of consumers who utilize wireless devices other than personal computers to access online services could adversely affect our business.

The number of people who access services through devices other than personal computers, including mobile phones, smart phones, handheld computers, tablets, and other mobile devices, has increased dramatically in recent years and is projected to continue to increase. The services we develop for users of these alternative devices may not be attractive to users. Despite the expected growth in mobile devices, there is no guarantee that we will be able to effectively monetize our mobile applications and generate meaningful revenue in the future. If our mobile applications are not widely adopted or sufficiently profitable, or if we fail to continue to innovate and introduce enhanced mobile applications and other services for users of these alternative devices, our business could be adversely affected.

As new devices, platforms, and technologies are continually being released, it is difficult to predict the problems we may encounter in developing versions of our services for use with those devices, platforms, and technologies, and we may need to devote significant resources to the creation, support, and maintenance of such offerings. We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our applications’ functionality or give preferential treatment to competitive products could adversely affect usage of our mobile applications. Additionally, if we are slow to develop new services and technologies that are compatible with these devices, platforms, and technologies, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

Events such as a security breach at one of our partners that result in a significant number of our members’ personally identifiable information being compromised or that otherwise interfaces with our systems could result in a large number of identity-related events that in turn could severely strain our operations and have a negative impact on our business.

Events such as a security breach at a large organization (including major financial institutions, retailers, and Internet service providers) could compromise the personally identifiable information of a significant number of our consumers. Any such event could in turn result in a large number of identity-related events that we must address, placing severe strain on our operations. Any failure in our ability to appropriately and timely process and address a large number of identity-related events taking place at the same time could result in a loss of members, harm to our reputation, and other damage to our business. Moreover, any related remediation services we provide may not meet member expectations and further exacerbate these risks. Furthermore, if these events result in significant claims made under our identity theft insurance, this could negatively impact our insurance premiums and our ability to continue to provide what we refer to as our guarantee on a cost-effective basis, or at all.

Risks Related to Government Regulation

Changes in legislation or regulations governing consumer privacy and other consumer protection aspects may affect our ability to collect, distribute, and use personally identifiable information.

There has been increasing public concern about the use of personally identifiable information and vulnerability of security practices intended to protect it. As a result, many federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, disclosure, protection and use of personally identifiable information. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that apply to us. Because the interpretation and application of privacy, data protection and other consumer protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services. If this is the case, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our service offerings, which could have a material adverse effect on our business and our ability to retain our customers and partners. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy, data protection or other consumer protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, affect our ability to attract new customers and maintain relationships with our existing customers, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our enterprise customers and strategic partners may limit the use and adoption of, and reduce the overall demand for, our services. Privacy concerns, whether valid or not, may inhibit market adoption of our services.

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

Many of the laws in the U.S. and Canada that apply to us or our clients are or may become the subject of revision and addition, the issuance of rules, regulations, guidance and interpretations by government agencies, and rulings and interpretations by courts and other tribunals. We incur significant costs to operate our business in compliance with these laws and regulations, and to make changes to our business as needed to comply with legal and regulatory changes. We have made and may continue to make changes to our business and operations as a result of changes with respect to these laws or regulations. These changes have increased our costs and reduced our revenue, and we may make further changes that have such effect. Further, scrutiny of the sales, marketing and administration of add-on products by financial institution and financial product regulators has resulted in the termination of almost all marketing of our products by financial institutions and cancellation of certain subscribers. The effect of this combination of laws, regulations, reviews and proceedings is difficult to estimate, and any or a combination of them, or changes to them, may have a material adverse effect on our business, results of operations or financial condition.

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

Because we operate in highly regulated industries and must comply with various foreign, federal, state and local laws, we may be subject to claims and legal proceedings in the ordinary course of our business. These legal actions may include private class action lawsuits, and investigations and enforcement actions by governmental authorities. We cannot predict the outcome of any actions or proceedings, and the cost of responding to investigations or claims and defending against private actions, investigations or government enforcement actions might be material. If we are found liable in any actions or proceedings, or are required to indemnify our clients or others for their expenses or liability, we may have to pay substantial damages, fines and penalties, lose subscribers or clients, suffer harm to our reputation, and be required change the way we conduct our business, any of which may have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these investigations, proceedings or actions, or other regulatory oversight, our financial institution clients have taken, and we may take, remedial actions including the issuing of refunds and/or cancellation of subscriptions, and our clients may seek indemnification or contribution from us relating to those remedial actions, which could require us to incur substantial expenses, pay damages, fines and penalties, lose subscribers and clients, and change our business practices, any of which could have a material adverse effect on our earnings and cash flow.

We believe that the CFPB, along with other federal agencies including the OCC, are continuing to review policies and practices of financial institutions and their service providers with respect to add-on or ancillary products. The CFPB, OCC and FDIC have entered into public consent orders with Bank of America and several other financial institutions with respect to such products, including in some cases our identity theft protection products. Under these consent orders, financial institutions have agreed, among other things, to make restitution of fees collected from their customers, take other remedial actions, and cease marketing of the applicable products until their compliance plans are approved by regulators, and pay penalties. We cannot predict whether these governmental reviews of products marketed through financial institutions will continue, or whether they may include reviews by state government agencies. One or more financial institutions may seek indemnification from us, and we or the financial institutions may be subject to enforcement proceedings or private class actions. We may receive requests for information directly from federal or state agencies. We provided information to the CFPB in response to the previously reported Civil Investigative Demand regarding the provision of “ancillary products related to credit card or deposit accounts” and a subsequent request for voluntary production of information received in January 2014. In July 2015, a consent order with the CFPB was entered in the U.S. District Court for the Eastern District of Virginia. We agreed to make various changes to our disclosures and business practices. We also agreed under the consent order to be subject to certain ongoing injunctive relief and other compliance requirements, which we do not believe substantially changes our existing practices or business but may result in us incurring additional costs associated with compliance or redress. Based on the entry of the consent order, we paid the total penalty amount of $1.2 million in the year ended December 31, 2015, and in February 2016 we paid the remaining $63 thousand of refunds to 661 subscribers.

We may continue to incur material costs as a result of any other regulatory review and scrutiny, or class action litigation, which could reduce the operating results of our Personal Information Services or Insurance and Other Consumer Services segments and our cash flows provided by operations. Any finding that we have violated a law or regulation or our consent order with the CFPB, filing of an enforcement action or class action litigation against us, or entry by us into a consent order or settlement may have a material adverse effect on our business, operations and financial condition.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes arbitration provisions in its consumer agreements and terms of use. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of shielding the Company from class action liability. The Company’s arbitration agreements do not generally have any impact on regulatory enforcement proceedings. The Company takes the position that the arbitration provisions in its consumer agreements and terms of use, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, the Company’s arbitration and class action waiver provisions could be unenforceable, which could subject the Company to additional litigation, including additional class action litigation. In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In October 2015, the CFPB announced that it is considering proposing rules that would directly affect arbitration clauses that include class action waivers. This announcement is only the first step in the rulemaking process, and we cannot predict whether the CFPB will move forward with that process. Nonetheless, the CFPB proposal, as currently explained, would ban companies from including arbitration clauses that block class action lawsuits in consumer contracts, including the Company’s consumer agreements and terms of use. The proposal would not ban arbitration provisions in their entirety, but the provisions would have to explain that they would not apply to cases filed as class actions unless the class certification is denied or dismissed by the court. Any judicial decisions, legislation or other rules or regulations that impair the Company’s ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect.

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

Currently, our products and services are subject to sales and use taxes in certain states to which we are currently compliant, and taxability is generally determined by statutory state laws and regulations, as well as an assessment of nexus. Whether sales of our services are subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. One or more additional states may seek to impose sales or use tax or other tax collection obligations on us, whether based on sales by us or our resellers or clients, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial tax liabilities for past sales, discourage clients from offering or billing for our services, or otherwise cause material harm to our business, financial condition and results of operations.

Risks Related to Intellectual Property

If our efforts to protect the proprietary nature of the intellectual property related to our current or future products and services, including our IDENTITY GUARD® and Privacy Now™ with Watson™ products, are not adequate, we may not be able to compete effectively in our market.

Our success depends in part on our ability to protect our intellectual property, including our IDENTITY GUARD® and Privacy Now™ with Watson™ products. We rely upon a combination of patents, trademarks, trade secret protection, confidentiality and license agreements to protect the intellectual property related to our current products and services. However, these measures afford only limited protection and might be challenged, invalidated, or circumvented by third parties. The measures we take to protect our intellectual property may not be sufficient or effective, and in some instances we have not undertaken comprehensive searches with respect to certain of our intellectual property. We have limited protections in countries outside the U.S., such as registrations for key trademarks. Moreover, our competitors may independently develop similar intellectual property.

Our patents may not adequately protect our intellectual property or prevent others from designing around our patents. If the breadth or strength of protection provided by the patents we own, license or pursue with respect to any of our current or future products and services is threatened, it could threaten our ability to commercialize any of our current or future products and services.

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

The trading price of our common stock is volatile. In the past, our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our operating results have been below historical amounts, the price of our common stock decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;
•	the decrease in our revenue and subscriber base in 2016 and the possible continued reduction in either or both in 2017;
•	our continued losses from operations;
•	the loss of a key client or a change by a key client in the servicing of our products and services;
•	enforcement actions or other proceedings against us or our client;
•	our ability to introduce new and improve existing products and services on a timely basis;
•	the success of competing products and services by our competitors;
•	the demand for consumer subscription services generally;
•	amount and frequency of future dividend payments and share repurchases, if any;
•	our ability to generate and maintain cash flows provided by operations, including our ability to secure any additional debt or equity financing;

•	the ability of third parties to support our services; and
•	general economic conditions.

We do not expect to declare or pay dividends for the foreseeable future.

We have not paid cash dividends on our common stock since the first quarter of 2014. Because we currently intend to retain all cash we generate to fund the growth of our business and the Amended Credit Agreement currently prohibits us from declaring and paying ordinary cash dividends, we do not expect to pay dividends on our common stock for the foreseeable future. As a result, if we do not declare or pay dividends you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Insiders have substantial control over us and could delay or prevent a change in corporate control, which may harm the market price of our common stock.

Loeb Holding Corp., which is controlled by one of our directors, owns approximately 41% of our outstanding common stock; Osmium Partners, which is controlled by another of our directors, owns approximately 14% of our outstanding common stock; and Michael R. Stanfield, our Chairman and Founder, owns approximately 8% of our outstanding common stock. In addition, our other executive officers and other directors collectively own significant shares of our outstanding common stock, and these insiders may acquire additional shares of common stock or other securities in the future. These stockholders may have interests that conflict with the other public stockholders. If these stockholders act together, they could have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

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

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by nonaffiliates had a value of less than $75 million. As a smaller reporting company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Our auditors are not required to attest to the effectiveness of the Company’s internal control over financial reporting. As a result, investors and others may become less comfortable with the effectiveness of the Company’s internal controls and the risk that any material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we intend to take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to stockholders may be different from what you might receive from other public companies in which you hold shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2.	PROPERTIES

The following is a summary of our principal leased facilities:

Location	Lease Expiration	Segment
Chantilly, VA	2019	Personal Information Services
Santa Clara, CA	2018	Personal Information Services
Rio Rancho, NM	2018	Personal Information Services
Arlington Heights, IL	2019	Insurance and Other Consumer Services

We believe that our facilities will support our future business requirements or that we will be able to lease additional or replacement space, if needed, on reasonable terms. Certain properties are utilized by all of our segments and in such cases the property is reported in the segment with highest usage.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings. Based upon our experience, we do not believe that these proceedings and claims will result in a material adverse change in our business or financial condition, and as of December 31, 2016, we do not have any significant liabilities accrued. Please refer to “Legal Proceedings” in Note 19 to our consolidated financial statements for information regarding certain judicial, regulatory and legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Johan J. Roets	52	Chief Executive Officer
Michael R. Stanfield	66	Chairman, Founder
Ronald L. Barden	53	Chief Financial Officer
Duane L. Berlin	58	Chief Legal Officer, General Counsel
Tracy M. Ward	39	Vice President, Principal Accounting Officer

Johan J. Roets has served as our Chief Executive Officer since January 2017, after previously serving as our Chief Operating Officer, Intersections Inc. and President, Identity Guard since September 2014. Prior to joining Intersections, Mr. Roets served from June 2009 to March 2014 as Head of Personal and Business Banking with Industrial and Commercial Bank of China (Argentina) (formerly known as Standard Bank Argentina), after previously serving at the Director level within the Standard Bank Group’s retail banking division in a number of roles. Prior to joining Standard Bank, Africa’s largest banking group, Mr. Roets founded the IQ Business Group, a business process outsourcing company in South Africa. Mr. Roets began his career with Arthur Andersen & Company and moved through the ranks to later make National Partner in the firm before his departure in 1998. Mr. Roets holds a Bachelor of Commerce (Cum Laude), Honors Bachelor of Commerce (Accounting) and Honors Bachelor of Accounting Degrees from North-West University and is a Chartered Accountant (South Africa).

Michael R. Stanfield co-founded CreditComm, the predecessor to Intersections, in May 1996 and has been Chairman of the Board of Directors since that time and also served as our Chief Executive Officer from inception until January 2017. Mr. Stanfield joined Loeb Partners Corporation, an affiliate of Loeb Holding Corporation, in November 1993 and served as a Managing Director at the time of his resignation in August 1999. Mr. Stanfield has been involved in management information services and direct marketing through investments and management since 1982, and has served as a director of CCC Information Services Inc. and BWIA West Indies Airways. Prior to beginning his operational career, Mr. Stanfield was an investment banker with Loeb, Rhoades & Co. and Wertheim & Co. He holds a B.B.A. in Business Administration from Emory University and an M.B.A. from Columbia University.

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

Duane L. Berlin has served as our Chief Legal Officer and General Counsel since September 2016. Mr. Berlin has practiced business law for more than three decades. His areas of expertise include securities law, mergers and acquisitions, commercial contracts, marketing and privacy law. Mr. Berlin is listed in the Martindale-Hubbell Bar Register of Preeminent Lawyers as an AV Preeminent attorney. Mr. Berlin has served as General Counsel for the Counsel of American Survey Research Organizations since 1998, a member of the International Association of Privacy Professionals since 2005, a Licensed U.S. Coast Guard Captain since 2007 and a member of the Board of Directors for The Roper Center for Public Opinion Research since 2011. Mr. Berlin received his bachelor's degree from Brandeis University and his Juris Doctorate, Cum Laude, from the University of Miami, where he served as an associate editor of the University of Miami Law Review and a member of the Society of the Wig and Robe. Mr. Berlin also completed studies at Harvard's John F. Kennedy School of Government. Mr. Berlin is a member of the bars of Virginia and Connecticut. Previously, Mr. Berlin served as managing principal of Lev & Berlin, P.C., and practiced law with Cummings & Lockwood.

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

The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 28, 2017, the common stock was held by approximately 63 stockholders of record and an estimated 2,188 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share and dividends declared on our common stock as reported on the NASDAQ Composite Tape.

	Sales Price per Share
	High	Low	Dividends Paid per Common Share
2016 Quarter ended:
March 31, 2016	$2.94	$2.25	$—
June 30, 2016	$2.58	$2.13	$—
September 30, 2016	$2.23	$1.74	$—
December 31, 2016	$4.13	$1.72	$—

	Sales Price per Share
	High	Low	Dividends Paid per Common Share
2015 Quarter ended:
March 31, 2015	$3.88	$3.33	$—
June 30, 2015	$3.76	$2.92	$—
September 30, 2015	$3.05	$1.92	$—
December 31, 2015	$3.11	$1.95	$—

We do not expect to declare or pay dividends for the foreseeable future. Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board of Directors. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our Board of Directors may, in its discretion, consider relevant. Under the Amended Credit Agreement, we are prohibited from declaring and paying ordinary cash dividends.

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2016, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are prohibited from repurchasing any shares of common stock under the Amended Credit Agreement.

We did not repurchase any shares during the three months ended December 31, 2016. The common share purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except average price paid per share)
October 1, 2016 to October 31, 2016	8	$1.81	—	$—
November 1, 2016 to November 30, 2016	—	$0.00	—	$—
December 1, 2016 to December 31, 2016	—	$0.00	—	$—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide innovative, information based solutions that help consumers manage risks and make better informed life decisions. Under our IDENTITY GUARD® brand and other brands that comprise our Personal Information Services segment, we help consumers monitor, manage and protect against the risks associated with their identities and personal information. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our IDENTITY GUARD® and recently launched Privacy Now™ with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. IDENTITY GUARD® is offered to consumers through direct marketing or through organizations as an embedded product for employees or consumers. In late 2016, we expanded our suite of IDENTITY GUARD® products and launched Privacy Now™ with Watson™. Privacy Now™ with Watson™ offers robust early detection of potential risks and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring service available on the market today.

We also operate three other reportable segments: Insurance and Other Consumer Services, Bail Bonds Industry Solutions and Pet Health Monitoring. We sold the business comprising the Bail Bonds Industry Solutions segment in February 2017, and we ceased operations and are actively exiting the Pet Health Monitoring segment as part of our strategy to have a singular focus on our Personal Information Services segment. Corporate headquarter office transactions including, but not limited to, legal, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in our Corporate business unit.

Exclusive Focus on Identity and Privacy Protection Service Opportunities

Our strategic objective has been narrowed from building standalone businesses to a singular focus on our identity and privacy protection services. In late 2016, the Board of Directors approved the closure of our Pet Health Monitoring business, also known as Voyce. The discontinuation of Voyce commercial operations will enable our growth strategy and capital to be directed toward the core identity and privacy protection services. As a result of the ceased operations, we recorded non-cash impairments of intangibles and other assets totaling $7.0 million in the year ended December 31, 2016. We also sold the business comprising the Bail Bonds Industry Solutions segment in early 2017. In connection with the discontinuation of our Pet Health Monitoring business, we entered into amendments to our credit agreement with Crystal Financial LLC, which provides us with the flexibility to accommodate the discontinuation and winding down of this business and the support necessary to concentrate our resources to serve consumers, partners and affiliates with robust privacy protection services, including our newest product, Privacy Now™ with Watson™.

Personal Information Services

Our Personal Information Services segment includes privacy, personal information security and identity theft monitoring and remediation services to help consumers understand, monitor, manage and protect against the risks associated with the inappropriate and sometimes criminal exposure of their personal information. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance of up to $1.0 million underwritten by a prominent insurance company; and software and other technology tools and services. Our resolution team applies its expertise to assist consumers with the remediation of confirmed identity theft events by providing pertinent documentation, communicating directly with creditors and placing fraud alerts on their behalf. We also offer breach response services to large and small organizations responding to compromises of sensitive personal information and other customer and employee data. We help these organizations notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We continue to develop innovative new services and tools to add to our IDENTITY GUARD® portfolio and address the increasing awareness by consumers of the risks associated with their personal information.

We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we launched Privacy Now™ with Watson™ in October 2016. Privacy Now™ with Watson™ is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Privacy Now™ with Watson™ maximizes the power of IBM Watson™ cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safer web browsing tools. Privacy Now™ with Watson™ also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. We believe it is the first product of its kind that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson™ technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. We plan to focus on making Privacy Now™ with Watson™ our leading offering to consumers in the U.S. and Canada.

We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 59% and 61% of our Personal Information Services segment revenue in the years ended December 31, 2016 and 2015, respectively. Revenue from our largest client, Bank of America, constituted approximately 48% of our Personal Information Services segment revenue in each of the years ended December 31, 2016 and 2015. Bank of America ceased marketing of our services in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. Bank of America, however, has the right to require us to cease providing services to its customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Furthermore, we are dependent on Bank of America to cooperate in continued servicing, including subscriber billing. We did not generate any new subscribers from Bank of America or other U.S. financial institution clients in 2016 or 2015, as all marketing of our products by our financial institution clients in the U.S. was terminated in both our Personal Information Services and Insurance and Other Consumer Services segments.

In the year ended December 31, 2016, we successfully expanded our business relationships with several new partners including retail, communication and other industrial partners, as well as partnering with employers to offer IDENTITY GUARD® as an employee benefit option. We also expanded our internal business development and client relationship divisions to ensure wider coverage across the U.S., and we made investments in our internal systems and member platforms in order to build and enhance our partner distribution channels and generate subscriber growth. We plan to continue to develop, improve, or expand upon, all of these initiatives in 2017.

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

Bail Bonds Industry Solutions

Our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira. Effective January 31, 2017, in connection with our strategy to focus on identity and privacy protection services, we divested our ownership in Captira. The sale of Captira marks the conclusion of our operations in our Bail Bonds Industry Solutions segment. As of December 31, 2016 this segment was classified as held for sale in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This segment’s operating results have not had a significant impact on our consolidated financial results and are not expected to qualify as a discontinued operation. For additional information, please see Note 5 to our consolidated financial statements.

Pet Health Monitoring

Our Pet Health Monitoring segment includes the health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c, which does business as Voyce. Voyce is our pet health monitoring platform and information management service that collects, translates, monitors, and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. Voyce generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. As a result of actions taken by our Board of Directors to refocus on our principal marketplace of identity and privacy protection, this business ceased primary operations in the fourth quarter of 2016 and is expected to be wound down in an orderly manner in the first half of 2017. Following the completed disposition of the business, we expect the results of this segment will be reported as a discontinued operation in accordance with U.S. GAAP.

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

Revenue Recognition

We recognize revenue on 1) identity theft protection services, 2) insurance services and 3) other monthly membership products and transaction services.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees billed by our clients are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. Subscription fees billed by us are generally billed directly to the subscriber’s credit card except for arrangements under which subscription fees are paid to us by our clients on behalf of the subscriber. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions periodically may be offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2016 and 2015 totaled $360 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

Consulting services are offered to customers primarily on a fixed fee, retainer or commission basis. We recognize revenue from our consulting services when: a) persuasive evidence of an arrangement exists as we maintain contracts or electronic communication documenting the agreement, b) performance has occurred, c) the seller’s price to the buyer is fixed as the price of the services is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced through a strong history of payment by our customers with no significant write-offs. We record revenue on a gross basis in the amount that we bill the customer when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear credit risk for the amount billed to the customer. We record the net amount as commissions earned if we do not serve as the primary obligor and do not have latitude in establishing prices.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

We historically had an insignificant amount of revenue in our Pet Health Monitoring segment and, in late 2016, ceased primary operations in our Pet Health Monitoring segment. Therefore, we do not expect to recognize further operating revenue in the segment.

Goodwill, Identifiable Intangibles and Other Long-Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of Health at Work Wellness Actuaries LLC (“Habits at Work”) and White Sky, Inc. (“White Sky”) in 2015 as well as our prior acquisition of IISI Insurance Services Inc. (“IISI”), formerly known as Intersections Insurance Services Inc., in 2006.

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

As of December 31, 2016, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units. For additional information, please see Note 13 to our consolidated financial statements.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt agreements. The effective interest rate applied to the amortization is reviewed periodically and may change if actual principal repayments of the term loan differ from estimates. In accordance with U.S. GAAP, short-term and long-term debt are presented net of the unamortized debt issuance costs in our consolidated balance sheets.

Classification of Debt

In March 2016, we and our subsidiaries entered into a credit agreement with Crystal Financial SPV LLC, which was amended in December 2016 and February 2017 (“Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, we are required to make certain prepayments on our term loan with Crystal Financial SPV LLC in addition to scheduled quarterly repayments, including but not limited to proceeds received from certain tax refunds, asset dispositions, extraordinary receipts, excess cash flows (as defined in the Amended Credit Agreement) and equity issuances. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months are classified as the current portion of long-term debt in our consolidated financial statements, net of unamortized debt issuance costs to be amortized in the next twelve months based on the current effective interest rate applied.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the year ended December 31, 2016. During the year ended December 31, 2015, we did not grant stock options.

Expected Dividend Yield. Under the Amended Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero.

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

In accordance with U.S. GAAP, we assess the probability that the performance conditions of our performance-based restricted stock units (“PBRSUs”) will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of the PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. The PBRSUs will vest and be settled no later than March 15 of the year after they are granted. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period.

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

Contingent Liabilities

The Company may become involved in litigation or other financial claims as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.

Accounting Standards Updates Recently Adopted and Not Yet Effective

See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information about accounting standards updates recently adopted and not yet effective.

Results of Continuing Operations

Years Ended December 31, 2016 and 2015 (in thousands):

The consolidated results of continuing operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Year Ended December 31, 2016
Revenue:
Services	$163,702	$9,817	$36	$2,073	$—	$175,628
Hardware	—	—	34	—	—	34
Net Revenue	163,702	9,817	70	2,073	—	175,662
Operating expenses:
Marketing	13,087	35	1,551	34	—	14,707
Commission	39,548	3,213	—	15	—	42,776
Cost of services revenue	52,581	707	311	238	—	53,837
Cost of hardware revenue	—	—	1,381	—	—	1,381
General and administrative	37,981	5,632	17,628	2,784	11,249	75,274
Impairment of goodwill, intangibles and other assets	16	668	7,043	744	—	8,471
Depreciation	4,438	145	1,489	107	59	6,238
Amortization	187	326	64	—	—	577
Total operating expenses	147,838	10,726	29,467	3,922	11,308	203,261
Income (loss) from operations	$15,864	$(909)	$(29,397)	$(1,849)	$(11,308)	$(27,599)
Year Ended December 31, 2015
Revenue:
Services	$188,529	$13,298	$5	$1,947	$—	$203,779
Hardware	—	—	48	—	—	48
Net Revenue	188,529	13,298	53	1,947	—	203,827
Operating expenses:
Marketing	17,690	79	2,766	33	—	20,568
Commission	46,732	4,079	—	26	—	50,837
Cost of services revenue	63,026	1,279	436	191	—	64,932
Cost of hardware revenue	—	—	608	—	—	608
General and administrative	42,541	7,117	14,405	2,221	14,515	80,799
Impairment of goodwill, intangibles and other assets	—	10,318	—	—	7,355	17,673
Depreciation	4,285	234	1,204	79	175	5,977
Amortization	93	545	49	—	—	687
Total operating expenses	174,367	23,651	19,468	2,550	22,045	242,081
Income (loss) from operations	$14,162	$(10,353)	$(19,415)	$(603)	$(22,045)	$(38,254)

______________________________

(1)

In the year ended December 31, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the year ended December 31, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our consolidated financial statements.

(2)

Beginning in September 2016, our Habits at Work business was reclassified from our Insurance and Other Consumer Services segment to our Personal Information Services segment due to a change in business strategy. We concluded that the impact to our consolidated financial statements was not material, and therefore we have not recast our segment disclosures for any periods prior to September 2016.

Personal Information Services Segment

Income from operations for our Personal Information Services segment increased slightly in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in income from operations is primarily due to decreases in cost of revenue, commission, and marketing expenses, partially offset by a continued decrease in revenue from our U.S. financial institution clients and our Canadian business lines.

	Year ended December 31,
	2016	2015	Difference	%
Services revenue	$163,702	$188,529	$(24,827)	(13.2)%
Operating expenses:
Marketing	13,087	17,690	(4,603)	(26.0)%
Commission	39,548	46,732	(7,184)	(15.4)%
Cost of services revenue	52,581	63,026	(10,445)	(16.6)%
General and administrative	37,981	42,541	(4,560)	(10.7)%
Impairment of goodwill, intangibles and other assets	16	—	16	100.0%
Depreciation	4,438	4,285	153	3.6%
Amortization	187	93	94	101.1%
Total operating expenses	147,838	174,367	(26,529)	(15.2)%
Income from operations	$15,864	$14,162	$1,702	12.0%

Services Revenue. The decrease in revenue was partially due to a $12.1 million decline in revenue from our Bank of America subscriber portfolio, which is primarily the result of normal subscriber attrition. Revenue from other financial institution clients declined $7.1 million as a result of certain subscriber portfolio cancellations in the first half of 2015 and subscriber attrition within the portfolios we continue to service. Due to normal subscriber attrition of subscribers previously obtained through our historical financial institution clients, we expect revenue and related earnings from our financial institution client base to continue to decrease. Revenue from our Canadian business lines declined $5.0 million primarily as a result of financial institution subscriber portfolio cancellations in the first half of 2015.

The slight decrease in revenue from our IDENTITY GUARD® services is primarily due to decreased marketing efforts in the year ended December 31, 2016 compared to the year ended December 31, 2015. As a result of the October 2016 launch of our innovative new identity theft protection product, Privacy Now™ with Watson™, as well as from our expanded suite of IDENTITY GUARD® services in relation to several new partner relationships, including retail, communication and other industrial partners, we expect revenue and subscribers in the IDENTITY GUARD® business lines to increase in 2017.

We expect revenue and subscribers in our Canadian business lines to increase slightly in 2017. In August 2016, our Canadian joint marketing agreement began transitioning to a new partner, which was successfully completed in early 2017. We believe our new partner, who has previous experience in the identity theft monitoring business and has existing relationships with Canadian businesses, will be successful in growing our Canadian market share. The following tables provide details of our Personal Information Services segment revenue and subscriber information for the years ended December 31, 2016 and 2015 (in thousands):

Personal Information Services Segment Revenue

	Years Ended December 31,
	2016	2015	2016	2015
Bank of America	$77,841	$89,932	47.6%	47.7%
All other financial institution clients	18,361	25,492	11.2%	13.5%
IDENTITY GUARD®	54,545	55,594	33.3%	29.5%
Canadian business lines	12,488	17,511	7.6%	9.3%
Other	467	—	0.3%	0.0%
Total Personal Information Services revenue	$163,702	$188,529	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	IDENTITY GUARD®	Canadian Business Lines	Total
Balance at December 31, 2014	1,421	342	296	2,059
Additions	4	253	103	360
Cancellations	(596)	(232)	(234)	(1,062)
Balance at December 31, 2015	829	363	165	1,357
Reclassification (1)	(11)	11	—	—
Additions	2	200	123	325
Cancellations	(115)	(194)	(126)	(435)
Balance at December 31, 2016	705	380	162	1,247

______________________________

(1)

We periodically refine the criteria used to calculate and report our subscriber data. In the year ended December 31, 2016, we reclassified certain subscribers that receive our breach response services, and the associated revenue, from the Financial Institution category to the IDENTITY GUARD® category.

Marketing Expenses. Marketing expenses consist of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing, direct mail expenses such as printing and postage. In the years ended December 31, 2016 and 2015, our marketing expenses resulted primarily from marketing activity for IDENTITY GUARD® and Canadian subscriber acquisitions, which decreased in 2016 compared to 2015. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2016 and 2015 was $11.7 million and $16.4 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred were $1.4 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively. We expect marketing costs to increase in 2017 to promote our innovative new product, Privacy Now™ with Watson™.

As a percentage of revenue, marketing expenses decreased to 8.0% for the year ended December 31, 2016 from 9.4% for the year ended December 31, 2015.

Commission Expenses. Commission expenses consist of commissions paid to clients. The decrease is related to a decrease in overall subscribers for which commissions are paid, which is largely from our financial institution subscriber base. We expect our commission expenses to continue to decline primarily due to normal attrition of subscribers in client portfolios with no new marketing activity.

As a percentage of revenue, commission expenses decreased slightly to 24.2% for the year ended December 31, 2016 from 24.8% for the year ended December 31, 2015.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We successfully negotiated longer term pricing for the supply of credit bureau data with all of the credit bureaus, which we believe will reduce the risk of future unknown overall price increases due to changing volumes.

As a percentage of revenue, cost of revenue decreased slightly to 32.1% for the year ended December 31, 2016 from 33.4% for the year ended December 31, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions, as well as certain fixed expenses related to customer service, account administration and fulfillment activities and certain legal and other corporate overhead costs. The decrease is primarily due to the resolution of certain non-income tax audits, our settlement agreement with Costco and an increase in capitalization of software development costs related to Privacy Now™ with Watson™. For additional information on our settlement agreement with Costco, please refer to “Legal Proceedings” in Note 19 to our consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased slightly to 23.2% for the year ended December 31, 2016 from 22.6% for the year ended December 31, 2015.

Depreciation. Depreciation consists primarily of depreciation of our fixed assets and internally developed capitalized software. The increase is primarily due to depreciation of new asset additions placed into service in the year ended December 31, 2016, partially offset by assets that were fully depreciated in prior periods. In late 2016 we placed into service internally developed capitalized software related to the development of Privacy Now™ with Watson™, and therefore we expect depreciation to increase over the next twelve months.

As a percentage of revenue, depreciation increased slightly to 2.7% for the year ended December 31, 2016 from 2.3% for the year ended December 31, 2015.

Goodwill. We tested our goodwill for impairment at our annual impairment date and determined that the fair value of this reporting unit was significantly in excess of its carrying value. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.

Insurance and Other Consumer Services Segment

Loss from operations for our Insurance and Other Consumer Services segment for the year ended December 31, 2016 decreased compared to the prior year, primarily due to a goodwill impairment charge that was recorded in the year ended December 31, 2015.

	Year ended December 31,
	2016	2015	Difference	%
Services revenue	$9,817	$13,298	$(3,481)	(26.2)%
Operating expenses:
Marketing	35	79	(44)	(55.7)%
Commission	3,213	4,079	(866)	(21.2)%
Cost of services revenue	707	1,279	(572)	(44.7)%
General and administrative	5,632	7,117	(1,485)	(20.9)%
Impairment of goodwill, intangibles and other assets	668	10,318	(9,650)	(93.5)%
Depreciation	145	234	(89)	(38.0)%
Amortization	326	545	(219)	(40.2)%
Total operating expenses	10,726	23,651	(12,925)	(54.6)%
Loss from operations	$(909)	$(10,353)	$9,444	91.2%

Services Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 51 thousand subscribers as of December 31, 2016, which is a 32% decrease from our subscriber base of 75 thousand subscribers as of December 31, 2015.

Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.

As a percentage of revenue, commission expenses increased to 32.7% for the year ended December 31, 2016 from 30.7% for the year ended December 31, 2015.

Cost of Services Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers. The decrease is primarily due to decreased payroll-related costs from a reduction in headcount in our customer services function.

As a percentage of revenue, cost of revenue decreased to 7.2% for the year ended December 31, 2016 from 9.6% for the year ended December 31, 2015.

General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology, program and account management functions. The decrease is primarily due to decreased payroll-related costs, including severance and severance-related benefits.

We determined the majority of the earn-out provisions in the business we acquired from Habits at Work in March 2015 to be share based compensation expense. In the years ended December 31, 2016 and 2015, we recorded share based compensation expense in this segment of $826 thousand and $664 thousand, respectively, which is included in general and administrative expenses in our consolidated financial statements.

As a percentage of revenue, general and administrative expenses increased to 57.4% for the year ended December 31, 2016 from 53.5% for the year ended December 31, 2015.

Impairment of Goodwill, Intangibles and Other Assets. In the year ended December 31, 2016, we concluded that a triggering event occurred with respect to the decision to exit the Habits at Work business and, as a result, recorded non-cash impairments of $668 thousand on the intangibles and other assets of the Habits at Work business. We expect the divestiture of Habits at Work to be completed by June 30, 2017 and its operating results have not had a significant impact on our consolidated financial results. For additional information, please see Note 13 to our consolidated financial statements.

As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our prior acquisition of Intersections Insurance Services Inc. and our more recent acquisitions of Habits at Work and White Sky.

We performed an interim impairment test of our Insurance and Other Consumer Services reporting unit at August 31, 2016, which indicated that the estimated fair value significantly exceeded its carrying value. As of October 31, 2016, our annual testing date, we determined that it was more likely than not that the fair value was substantially in excess of its carrying value based upon qualitative factors and the results of our interim impairment test. Therefore, it was not necessary to perform the first step of the impairment testing for the Insurance and Other Consumer Services reporting unit in the three months ended December 31, 2016.

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

Pet Health Monitoring Segment

	Year ended December 31,
	2016	2015	Difference	%
Revenue:
Services	$36	$5	$31	620.0%
Hardware	34	48	(14)	(29.2)%
Net revenue	70	53	17	32.1%
Operating expenses:
Marketing	1,551	2,766	(1,215)	(43.9)%
Cost of services revenue	311	436	(125)	(28.7)%
Cost of hardware revenue	1,381	608	773	127.1%
General and administrative	17,628	14,405	3,223	22.4%
Impairment of goodwill, intangibles and other assets	7,043	—	7,043	100.0%
Depreciation	1,489	1,204	285	23.7%
Amortization	64	49	15	30.6%
Total operating expenses	29,467	19,468	9,999	51.4%
Loss from operations	$(29,397)	$(19,415)	$(9,982)	(51.4)%

Loss from operations in our Pet Health Monitoring segment increased for the year ended December 31, 2016 compared to the prior year, primarily due to asset impairment charges totaling $7.0 million, which were a result of the decision to wind down the business, and increased general and administrative expenses. Voyce generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. As a result of actions taken by our Board of Directors to refocus on our principal marketplace of identity and privacy protection, this business ceased primary operations in the fourth quarter of 2016 and is expected to be wound down in an orderly manner in the first half of 2017. Therefore, we reviewed the recoverability of our long-lived assets and recorded an impairment based on the applicable provisions of U.S. GAAP, and we recorded a liability for exit and disposal activities, which increased our general and administrative expenses. Following the completed disposition of the business, we expect the results of the Pet Health Monitoring segment will be reported as a discontinued operation in accordance with U.S. GAAP.

Bail Bonds Industry Solutions Segment

	Year ended December 31,
	2016	2015	Difference	%
Services Revenue	$2,073	$1,947	$126	6.5%
Operating expenses:
Marketing	34	33	1	3.0%
Commission	15	26	(11)	(42.3)%
Cost of services revenue	238	191	47	24.6%
General and administrative	2,784	2,221	563	25.3%
Impairment of goodwill, intangibles and other assets	744	—	744	100.0%
Depreciation	107	79	28	35.4%
Total operating expenses	3,922	2,550	1,372	53.8%
Loss from operations	$(1,849)	$(603)	$(1,246)	(206.6)%

Loss from operations in our Bail Bonds Industry Solutions segment increased for the year ended December 31, 2016 compared to the prior year, primarily due to charges for asset impairments and exit and disposal activities. In 2016, in connection with our strategy to focus on identity and privacy protection services, we began to execute a plan to divest the business. As of December 31, 2016, the assets and liabilities assigned to this segment were measured at fair value, which resulted in an impairment loss of $744 thousand, and classified as held for sale in accordance with U.S. GAAP. Additionally, we recorded severance expense related to the divestiture of $565 thousand, which increased general and administrative expenses. Effective January 31, 2017, we divested our ownership in Captira. The sale marks the conclusion of our operations in our Bail Bonds Industry Solutions segment. This segment’s operating results have not had a significant impact on our consolidated financial results and are not expected to qualify as a discontinued operation.

Corporate

In the year ended December 31, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the year ended December 31, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our consolidated financial statements.

In the year ended December 31, 2016, our loss from operations of $11.3 million primarily consisted of general and administrative expenses. In the year ended December 31, 2015, our loss from operations of $22.0 million primarily consisted of general and administrative expenses and an impairment charge related to our acquisition of White Sky. General and administrative expenses for the years ended December 31, 2016 and 2015 were $11.2 million and $14.5 million, respectively. General and administrative expenses primarily consisted of executive, legal, human resources, finance and internal audit expenses that have not been attributed to a particular reportable segment. The decrease is primarily due to savings from our 2015 severance actions and decreased professional fees. Total share based compensation expense in our Corporate business unit for the years ended December 31, 2016 and 2015 was $4.1 million and $4.8 million, respectively.

In accordance with U.S. GAAP, we were required to remeasure our long-term investment in White Sky to fair value immediately prior to the acquisition in the year ended December 31, 2015. We remeasured the fair value of White Sky using the stock and cash consideration paid to acquire substantially all the assets, less the estimated liquidating shareholder distributions to us, which resulted in an acquisition-date fair value of our investment of approximately $1.0 million. Since the carrying value of $8.4 million was in excess of the acquisition-date fair value, we recorded an impairment charge of $7.4 million in the year ended December 31, 2015.

Interest Expense

Interest expense increased to $2.4 million for the year ended December 31, 2016 from $313 thousand for the year ended December 31, 2015. The increase is primarily due to interest related to the Amended Credit Agreement, which was funded in March 2016. As a result of the outstanding debt, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 18 to our consolidated financial statements.

Other (Expense) Income, net

Other (expense) was $(482) thousand for the year ended December 31, 2016 compared to other income of $181 thousand for the year ended December 31, 2015. The increase in other expense is primarily due to an unrealized foreign currency exchange loss related to the successful appeal and resolution of a non-income tax audit. For additional information on our non-income tax liabilities, please see Note 19 to our consolidated financial statements.

Income Taxes

Our consolidated effective tax rate from continuing operations for the year ended December 31, 2016 was (0.1)% compared to (15.9)% for the year ended December 31, 2015. The increase in the effective tax rate is primarily due to the establishment of a valuation allowance on our existing definite-lived net deferred tax assets, as well as a non-cash goodwill impairment charge (which is not deductible for income tax purposes), both of which occurred in 2015 and did not recur in 2016.

We continued to evaluate all significant positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; the amount of our projected taxable income; and scheduling of the future reversals of existing temporary differences. Our conclusion for establishing a valuation allowance as of June 30, 2015 was based on our consideration of the relative weight of the available evidence, and the three-year cumulative loss position, as adjusted for permanent items, which is considered a significant piece of negative objective evidence. As a result of the negative evidence outweighing the positive evidence, we significantly increased income tax expense in our consolidated statements of operations in the year ended December 31, 2015, primarily related to the establishment of a valuation allowance on our net deferred tax assets for the portion of the future tax benefit that, more likely than not, will not be realized. There has been no change to the conclusion from 2015 and, as a result, we were not able to recognize a tax benefit associated with our pre-tax loss in the year ended December 31, 2016. The remaining deferred tax liability at December 31, 2016 and 2015 relates to an indefinite-lived intangible asset.

The amount of deferred tax assets considered realizable as of December 31, 2016 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents were $10.9 million as of December 31, 2016 compared to $11.5 million as of December 31, 2015. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of December 31, 2016 was $8.0 million compared to $8.2 million as of December 31, 2015. The likelihood of non-payment has historically been remote with respect to our IDENTITY GUARD®, financial institution and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach response services, health and wellness consulting and bail bonds clients. In addition, we provide for a refund allowance, which is included in liabilities in our consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.

We had a working capital surplus of $2.2 million as of December 31, 2016 compared to $14.6 million as of December 31, 2015. Working capital as of December 31, 2016 included proceeds of $18.1 million, net of unamortized debt issuance costs, from the Credit Agreement completed in March 2016, described below. Our short-term and long-term liquidity depends primarily upon our level of income from operations, cash balances, working capital management and the amount of wind down costs associated with the planned exit of certain of our businesses.

Pursuant to the Amended Credit Agreement, we are required to maintain at all times minimum cash on hand, as defined in the Amended Credit Agreement, of at least 25% of the total amount outstanding under the term loan from the first amendment effective date to June 30, 2017 and 40% of the total amount outstanding under the term loan thereafter.

We believe that the cash and cash equivalents on hand for all of our business segments in the aggregate and anticipated cash provided by operations of those business segments will be sufficient to fund our anticipated working capital requirements of those business segments for the next twelve months. If there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliance with all of the covenants in the Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.

We may explore additional financing sources to fund expansion, to respond to competitive pressures, to invest in or acquire complementary products, businesses or technologies, or to lower our cost of capital, which could include equity and debt financings. There can be no guarantee that any additional financing will be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity or equity-like securities, existing stockholders could suffer significant dilution, and if we raise additional funds through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to common stock, could result in increased interest expense and other costs, and could contain covenants that could restrict operations.

	Years Ended December 31,
	2016	2015	Difference
	(in thousands)
Cash flows used in operating activities	$(3,921)	$(269)	$(3,652)
Cash flows used in investing activities	(6,609)	(5,040)	(1,569)
Cash flows provided by financing activities	10,237	5,455	4,782
(Decrease) increase in cash and cash equivalents	(293)	146	(439)
Cash and cash equivalents, beginning of year	11,471	11,325	146
Less: cash reclassified to assets held for sale at end of period	(321)	—	(321)
Cash and cash equivalents, end of year	$10,857	$11,471	$(614)

The increase in cash flows used in operations is primarily due to the cancellations of certain subscriber portfolios by U.S. and Canadian financial institution clients in the year ended December 31, 2015, which led to decreased revenue for the year ended December 31, 2016. Additionally, consolidated cash flows from operations were negatively impacted by approximately $17.7 million cash used in operating activities in our Pet Health Monitoring segment in 2016, the majority of which was funded by the Credit Agreement, as described below, and the remainder funded by cash provided by operations from our Personal Information Services segment. As a result of the decision to exit the Pet Health Monitoring business, we do not expect a similar impact to our 2017 consolidated cash flows from operations. These factors were partially offset by decreases in our core operating costs including commissions, fulfillment and payroll, as well as the receipt of approximately $6.5 million in late 2016 related to a breach response contract executed with a large organization, the revenue for which will be recognized over a period greater than twelve months.

We expect the costs associated with exiting certain of our businesses, including severance and other wind down costs, to be funded by cash provided by operations in 2017. Any unforeseen increase in these costs, or others, may negatively impact our results of operations. We decreased our non-income business tax liability in the year ended December 31, 2016, both from payments and successful appeals. In addition, we continue our efforts to resolve our federal income tax refund claim in the year ending December 31, 2017, which would increase our cash from operations. For additional information, please see “Other” below.

The increase in cash flows used in investing activities is primarily due to an increase in acquisitions of property and equipment as well as new restricted cash balances for cash collateral to a commercial bank for corporate credit cards, partially offset by payments in the year ended December 31, 2015 for the acquisitions of Habits at Work and White Sky and proceeds from the sale of property and equipment. The cash collateral may increase if the collateral is less than our average obligations or if we request additional credit services.

The increase in cash flows provided by financing activities is due to proceeds of $20.0 million from the closing of the Credit Agreement, described below, partially offset by payments of debt issuance costs of $2.0 million and repayments of principal of $6.6 million. The increase is also partially offset by the 2015 issuance and sale of 3.0 million shares in a private placement of our common stock, at a price of $2.50 per share, which did not recur in 2016.

Credit Facility and Borrowing Capacity

Credit Agreement

On March 21, 2016, we and our subsidiaries entered into a credit agreement (“Credit Agreement”) with Crystal Financial SPV LLC. In connection with the Credit Agreement, we and our subsidiaries also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The Credit Agreement provided for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019 unless the facility is otherwise terminated pursuant to the terms of the Credit Agreement. We invested $15.0 million of the net proceeds at closing in our i4c subsidiary, which was used primarily for the market launch of our new Voyce product. The remaining net proceeds are being used for general corporate purposes in our core business. In December 2016, we executed an amendment with Crystal primarily to allow for the orderly wind down of the Pet Health Monitoring, and the exits of our Bail Bonds Industry Solutions and Habits at Work businesses. In February 2017, we executed a second amendment with Crystal primarily to formally release Captira from its obligations as a credit party due to the sale, as well as to increase the threshold for affirmative covenants including capital expenditures and cash collateralization in the ordinary course of business. The terms described below are representative of the Amended Credit Agreement.

Amounts borrowed under the Amended Credit Agreement bear interest at the greater of LIBOR plus 10% per annum or 10.5% per annum. Interest is payable monthly. Under the Amendment, the aggregate principal amount of the term loans outstanding must be repaid quarterly starting September 30, 2017 and on the last day of each fiscal quarter thereafter in the quarterly amount of $1.4 million. Certain income tax refunds specified in the Amended Credit Agreement, if agreed upon subsequent to June 30, 2017, must be used to repay principal in the quarter in which we receive them and will be applied to the scheduled quarterly principal payment for that quarter. The Amended Credit Agreement also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 50% of our excess cash flow (as defined in the Amended Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2017 and continuing thereafter. Certain other events defined in the Amended Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions (except for proceeds from the sale of assets in our i4c subsidiary of up to $2.2 million), casualty events, extraordinary receipts, and equity issuances. In addition, we are permitted to invest up to an additional $2.2 million in our i4c subsidiary to complete the wind-down, which is expected to be completed by June 30, 2017 (or such later date as the Administrative Agent may permit). Once amounts borrowed have been paid or prepaid, they may not be reborrowed.

The Amended Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments including a prohibition of any capital contributions to our subsidiary i4c other than from the proceeds of the term loan made on the closing date and fair and reasonable allocation of overhead and administrative expenses; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets, except for the exiting of the aforementioned businesses; the declaration of certain dividends or distributions; transactions with affiliates (other than parties to the Amended Credit Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes guarantor and enter into certain security documents.

The Amended Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Amended Credit Agreement, of at least 25% of the total amount outstanding under the term loan until June 30, 2017 and 40% of the total amount outstanding under the term loan subsequent to June 30, 2017. The Amended Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Amended Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Amended Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) as follows:

Minimum consolidated EBITDA

Fiscal Quarters Ending	Amount
The four fiscal quarters ending on December 31, 2016	$10,750,000
The four fiscal quarters ending on March 31, 2017	$9,000,000
The four fiscal quarters ending on June 30, 2017	$9,000,000
The four fiscal quarters ending on September 30, 2017	$10,000,000
The four fiscal quarters ending on December 31, 2017	$10,000,000
The four fiscal quarters ending on March 31, 2018 and the four fiscal quarters ending on the last day of each fiscal quarter thereafter	$11,000,000

The Amended Credit Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, cross-defaults to other indebtedness, invalidity of loan documents defaults, change in control defaults, conduct of business defaults, and criminal and regulatory action defaults.

Failure to comply with any of the covenants under the Amended Credit Agreement could result in a default under the facility, which could cause the lender to declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We believe there is more than a remote possibility that we may not maintain compliance with our minimum consolidated EBITDA covenant beginning in the three months ending June 30, 2017. As a result, we may take actions including, but not limited to, delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver or amendment of the terms of the Amended Credit Agreement as means of maintaining compliance with these covenants. We believe we have a favorable relationship with the lender and have historically received waivers or amended the Credit Agreement when necessary; however, there can be no assurances that we would be able to obtain a waiver or amendment in the future.

As of December 31, 2016, $13.4 million was outstanding under the Amended Credit Agreement, which is presented net of unamortized debt issuance costs of $1.2 million in our consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2016, $2.1 million, net, is classified as short-term, which includes the minimum maturities as well as our estimated required prepayments, as described above.

The Amended Credit Agreement replaces our loan agreement with Silicon Valley Bank, dated October 7, 2014, which was scheduled to mature on October 7, 2016. The loan agreement, which provided for a revolving credit facility of $5.0 million, was terminated effective March 21, 2016. There were no amounts outstanding at that time.

Share Repurchase

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2015, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under our Loan Agreement. During the years ended December 31, 2016 and 2015, we did not repurchase any shares of common stock. In the year ended December 31, 2016, as a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 76 thousand. For additional information please see Note 21 to our consolidated financial statements.

Other

In April 2016, our Board of Directors approved an amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.5 million shares, from 3.0 million shares to 5.5 million shares. The amendment was effective immediately upon our stockholders’ approval in May 2016.

We significantly reduced our indirect tax obligations in state and other jurisdictions as a result of successful appeals and payments. The following table summarizes the non-income business tax liability activity during the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Balance, beginning of year	$3,427	$4,458
Adjustments to existing liabilities	(2,110)	1,136
Payments	(1,223)	(2,167)
Balance, end of year	$94	$3,427

As facts and circumstances in the future change, we may accrue the estimable amount that we believe is probable under U.S. GAAP. For additional information, please refer to “Other” in Note 19 to our consolidated financial statements.

In the year ended December 31, 2016, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $84.8 million, payable in monthly and yearly installments through December 31, 2021. The significant increase in total commitments from the comparable period is due to the contract executed with Equifax, pursuant to which we have agreed to certain volume minimums at fixed rates until expiration of the agreement in December 2021. These amounts are expensed on a pro-rata basis and are recorded in cost of services revenue and general and administrative expenses in our consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 19 to our consolidated financial statements.

As of December 31, 2016, we estimated the value of the earn-out payment for the second Measurement Period, a provision in the acquisition agreement for the Habits at Work business, to be approximately $706 thousand, to be paid in shares of common stock. For additional information, please see Note 4 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

On April 1, 2016, the Audit Committee of our Board of Directors dismissed our independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), effective as of that same date.

Deloitte's audit reports on our financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and through the date of this Annual Report on Form 10‑K, (i) there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter in connection with their reports on our financial statements for such years; and (ii) there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S‑K.

On and effective as of April 1, 2016, we selected RSM US LLP ("RSM") as our independent registered public accounting firm. During our two most recent fiscal years and through the date of this Annual Report on Form 10‑K, neither we, nor any party on our behalf, consulted RSM with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that RSM concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S‑K and the related instructions thereto, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S‑K.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016 based on the framework set forth in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission and effective as of December 15, 2014. Based on its evaluation, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1.1†

Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on January 24, 2012)

10.1.2†

Amendment effective January 1, 2013, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012, between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1.1, filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2013)

10.1.3†

Amendment effective February 1, 2015, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012 (as amended), between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1.2, filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.1.4†*	Amendment effective December 29, 2016, to the Broker Agreement for Consumer Disclosure, dated as of January 1, 2012 (as amended), between the Registrant and Equifax Information Services LLC

10.2.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1)

10.2.2†

Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006)

10.3†

Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1)

10.4.1

Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007)

10.4.2

Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.4.3

Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006)

10.4.4

Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006)

10.5

Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K)

10.6†

Data Services Agreement, dated as of September 26, 2016, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.2, filed with the Form 10-Q/A for the quarter ended September 30, 2016)

10.7.1

Credit Agreement dated as of March 21, 2016 among the Registrant, the Other Credit Parties party thereto, Crystal Financial SPV LLC and the other Term Lenders Party thereto and Crystal Financial LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.6, filed with the Form 10-K for the year ended December 31, 2015)

10.7.2

First Amendment to Credit Agreement dated as of December 14, 2016, by and among the Registrant, the other Borrowers named therein, Crystal Financial SPV LLC and the other Term Lenders Party thereto and Crystal Financial LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated December 14, 2016)

10.7.3*

Second Amendment to Credit Agreement dated as of February 27, 2017, by and among the Registrant, the other Borrowers named therein, Captira Analytical, LLC, Crystal Financial SPV LLC and Crystal Financial LLC, as Administrative Agent

Exhibit Number	Description
10.8

Amended and Restated Employment Agreement dated as of January 10, 2017 between the Registrant and Johannes Jurgens Roets (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated January 10, 2017)

10.9

Amended and Restated Employment Agreement dated as of January 10, 2017 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated January 10, 2017)

10.10*	Employment Agreement dated as of February 17, 2017 between the Registrant and Ronald L. Barden

10.11*	Employment Agreement dated as of February 17, 2017 between the Registrant and Duane L. Berlin

10.12.1	2014 Stock Incentive Plan of Intersections Inc. (Incorporated by reference to Exhibit 10.12 filed with the Form 10-K for the year ended December 31, 2014)

10.12.2	Amendment No. 1 to the 2014 Stock Incentive Plan of Intersections Inc. (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-8 filed on June 1, 2016)

10.13

Restricted Stock Award Agreement dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 18, 2014)

10.14

Form of RSU Award Agreement (under the 2014 Stock Incentive Plan) between the Registrant and Michael R. Stanfield, as amended by Amendment dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 18, 2014)

10.15

Restricted Stock Award Agreement dated as of January 2, 2015 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.15 filed with the Form 10-K for the year ended December 31, 2014)

10.16

Form of Performance-Based RSU Award Agreement for all Executive Officers (and certain other holders of PBRSUs) under the Intersections Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q for the quarter ended June 30, 2016)

10.17

Form of RSU Award Agreement for Michael R. Stanfield under the Intersections Inc. 2014 Stock Incentive Plan for grants in 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.2, filed with the Form 10-Q for the quarter ended June 30, 2016)

10.18

Form of RSU Award Agreement for other Executive Officers (and certain other holders of RSUs) under the Intersections Inc. 2014 Stock Incentive Plan for grants in 2016 (and thereafter) (Incorporated by reference to Exhibit 10.3, filed with the Form 10-Q for the quarter ended June 30, 2016)

10.19

Nonqualified Stock Option Agreement, made on June 15, 2016, by and between Intersections Inc. and Michael R. Stanfield (Incorporated by reference to Exhibit 10.4, filed with the Form 10-Q for the quarter ended June 30, 2016)

10.20.1	Subscription Agreement dated as of November 13, 2015 with Loeb Holding Corporation (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated November 13, 2015)

10.20.2	Subscription Agreement dated as of November 13, 2015 with David A. McGough (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 13, 2015)

10.20.3	Subscription Agreement dated as of November 13, 2015 with Osmium Partners (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K dated November 13, 2015)

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of RSM US LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of Johannes Jurgens Roets, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Johannes Jurgens Roets, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

INTERSECTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intersections Inc.

Chantilly, Virginia

We have audited the accompanying consolidated balance sheet of Intersections Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 23 to the financial statements, the Company changed the composition of reportable segments in 2016. We have audited the adjustments to the 2015 financial statements to retrospectively apply the change in accounting for the reportable segments, as described in Notes 2 and 23. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

/s/ RSM US LLP

McLean, Virginia
March 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intersections Inc.

Chantilly, Virginia

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Notes 2 and 23 to the consolidated financial statements, the consolidated balance sheet of Intersections Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2015 (the 2015 consolidated financial statements before the effects of the adjustments discussed in Notes 2 and 23 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2015 consolidated financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Notes 2 and 23 to the consolidated financial statements, present fairly, in all material respects, the financial position of Intersections Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Notes 2 and 23 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

The supplemental schedule listed in the Index to the Financial Statements has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements for the year ended December 31, 2015. The supplemental schedule is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental schedule reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In our opinion, such schedule is fairly stated, in all material respects, in relation to the consolidated 2015 financial statements as a whole.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 22, 2016

INTERSECTIONS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(in thousands, except par value)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,857	$11,471
Accounts receivable, net of allowance for doubtful accounts of $15 (2016) and $115 (2015)	7,972	8,163
Prepaid expenses and other current assets	3,864	7,524
Inventory, net	250	2,253
Income tax receivable	3,314	7,730
Deferred subscription solicitation and commission costs	5,050	6,961
Assets held for sale	104	—
Total current assets	31,411	44,102
PROPERTY AND EQUIPMENT, net	10,611	13,438
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	210	1,693
OTHER ASSETS	862	1,034
TOTAL ASSETS	$52,857	$70,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,536	$3,207
Accrued expenses and other current liabilities	11,068	15,845
Accrued payroll and employee benefits	4,256	7,091
Commissions payable	316	375
Current portion of long-term debt, net	2,146	—
Capital leases, current portion	471	631
Deferred revenue	8,295	2,380
Liabilities held for sale	104	—
Total current liabilities	29,192	29,529
LONG-TERM DEBT, net	10,092	—
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	865	1,147
OTHER LONG-TERM LIABILITIES	3,436	3,971
DEFERRED TAX LIABILITY, net	1,905	1,905
TOTAL LIABILITIES	45,490	36,552
COMMITMENTS AND CONTINGENCIES (see Notes 18 and 19)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 27,303 (2016) and 26,730 (2015); shares outstanding 23,733 (2016) and 23,236 (2015)	273	267
Additional paid-in capital	142,247	137,705
Treasury stock, shares at cost; 3,570 (2016) and 3,494 (2015)	(33,822)	(33,632)
Accumulated deficit	(101,331)	(70,862)
TOTAL STOCKHOLDERS’ EQUITY	7,367	33,478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,857	$70,030

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

(in thousands, except per share data)

	2016	2015
REVENUE
Services	$175,628	$203,779
Hardware	34	48
Net revenue	175,662	203,827
OPERATING EXPENSES:
Marketing	14,707	20,568
Commission	42,776	50,837
Cost of services revenue	53,837	64,932
Cost of hardware revenue	1,381	608
General and administrative	75,274	80,799
Impairment of goodwill	—	10,318
Impairment of intangibles and other assets	8,471	7,355
Depreciation	6,238	5,977
Amortization	577	687
Total operating expenses	203,261	242,081
LOSS FROM OPERATIONS	(27,599)	(38,254)
Interest expense	(2,369)	(313)
Other (expense) income, net	(482)	181
LOSS BEFORE INCOME TAXES	(30,450)	(38,386)
INCOME TAX EXPENSE	(19)	(6,102)
NET LOSS	$(30,469)	$(44,488)

Basic and diluted loss per common share	$(1.31)	$(2.26)
Weighted average shares outstanding, basic and diluted	23,259	19,677

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015

(in thousands)

	Common Stock		Additional	Treasury Stock			Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Accumulated Deficit	Stockholders’ Equity
BALANCE, DECEMBER 31, 2014	22,158	$222	$123,975	(3,180)	$(32,696)	$(26,374)	$65,127
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	806	8	(1,079)	—	—	—	(1,071)
Share based compensation	—	—	5,441	—	—	—	5,441
Tax benefit of stock options exercised and vesting of restricted stock units	—	—	(740)	—	—	—	(740)
Stock issuance, net of costs	3,000	30	7,364	—	—	—	7,394
Acquisition of Health at Work Wellness Actuaries LLC	413	4	1,547	—	—	—	1,551
Acquisition of White Sky, Inc.	353	3	1,197	(210)	(624)	—	576
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	—	—	—	(104)	(312)	—	(312)
Net loss	—	—	—	—	—	(44,488)	(44,488)
BALANCE, DECEMBER 31, 2015	26,730	$267	$137,705	(3,494)	$(33,632)	$(70,862)	$33,478
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	343	4	(338)	—	—	—	(334)
Share based compensation	—	—	4,882	—	—	—	4,882
Issuance of common stock related to acquisition of Health at Work Wellness Actuaries LLC	230	2	(2)	—	—	—	—
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	—	—	—	(76)	(190)	—	(190)
Net loss	—	—	—	—	—	(30,469)	(30,469)
BALANCE, DECEMBER 31, 2016	27,303	$273	$142,247	(3,570)	$(33,822)	$(101,331)	$7,367

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

(in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,469)	$(44,488)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	6,238	5,977
Depreciation of other operating assets	24	—
Amortization	577	687
Deferred income tax, net	—	13,356
Amortization of debt issuance cost	884	109
Provision for doubtful accounts	(89)	100
Adjustment for surplus and obsolete inventories	801	—
Loss on disposal of fixed assets	451	65
Share based compensation	4,882	5,441
Amortization of deferred subscription solicitation and commission costs	12,656	17,538
Impairment of goodwill, intangibles and other assets	8,471	17,673
Changes in assets and liabilities:
Accounts receivable	57	7,221
Prepaid expenses and other current assets	3,661	979
Inventory, net	(2,585)	(2,253)
Income tax, net	4,415	(1,036)
Deferred subscription solicitation and commission costs	(10,744)	(17,578)
Other assets	79	782
Accounts payable	(845)	(2,147)
Accrued expenses and other current liabilities	(4,895)	(3,305)
Accrued payroll and employee benefits	(2,793)	1,810
Commissions payable	(59)	(94)
Deferred revenue	5,916	(532)
Other long-term liabilities	(554)	(574)
Cash flows used in operating activities	(3,921)	(269)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the liquidating distribution of White Sky, Inc.	57	—
Cash paid for acquisition of technology related intangible	—	(202)
Cash paid for the business acquisitions	—	(626)
Increase in restricted cash	(375)	—
Proceeds from sale of property and equipment	394	—
Acquisition of property and equipment	(6,685)	(4,212)
Cash flows used in investing activities	(6,609)	(5,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	20,000	—
Repayments of debt	(6,568)	—
Cash paid for debt issuance costs	(1,990)	—
Stock issuance proceeds, net of stock issuance costs	—	7,394
Capital lease payments	(719)	(696)
Withholding tax payment on vesting of restricted stock units and stock option exercises	(486)	(1,243)
Cash flows provided by financing activities	10,237	5,455
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(293)	146
CASH AND CASH EQUIVALENTS — Beginning of period	11,471	11,325
Less: cash reclassified to assets held for sale at end of period	(321)	—
CASH AND CASH EQUIVALENTS — End of period	$10,857	$11,471
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,641	$179
Cash paid for taxes	$28	$230
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$923	$926
Equipment additions accrued but not paid	$423	$115
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$39	$141
Shares issued in the business acquired from White Sky, Inc., net of liquidating distributions	$—	$576
Shares issued in the business acquired from Health at Work Wellness Actuaries LLC	$—	$1,551
Transfer of land and building to held for sale	$—	$214

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

1. Organization and Business

We provide innovative, information based solutions that help consumers manage risks and make better informed life decisions. Under our IDENTITY GUARD® brand and other brands that comprise our Personal Information Services segment, we help consumers monitor, manage and protect against the risks associated with their identities and personal information. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our IDENTITY GUARD® and recently launched Privacy Now™ with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. IDENTITY GUARD® is offered to consumers through direct marketing or through organizations as an embedded product for employees or consumers. In late 2016, we expanded our suite of IDENTITY GUARD® products and launched Privacy Now™ with Watson™. Privacy Now™ with Watson™ offers robust early detection of potential risks and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring service available on the market today.

We also operate three other reportable segments: Insurance and Other Consumer Services, Bail Bonds Industry Solutions and Pet Health Monitoring. We sold the business comprising the Bail Bonds Industry Solutions segment in February 2017, and we ceased operations and are actively exiting the Pet Health Monitoring segment as part of our strategy to have a singular focus on our Personal Information Services segment. Corporate headquarter office transactions including, but not limited to, legal, human resources, finance and internal audit expenses that have not been attributed to a particular segment are reported in our Corporate business unit.

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

Our Bail Bonds Industry Solutions segment includes the automated service solutions for the bail bonds industry provided by Captira Analytical (“Captira”). As of December 31, 2016 this segment was classified as held for sale in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This segment’s operating results have not had a significant impact on our consolidated financial results and are not expected to qualify as a discontinued operation. Effective January 31, 2017, we divested our ownership in Captira. For additional information, please see Notes 5 and 25.

Our Pet Health Monitoring segment includes the health and wellness monitoring products and services for veterinarians and pet owners through our subsidiary, i4c, which does business as Voyce. Voyce is our pet health monitoring platform and information management service that collects, translates, monitors, and distributes biometric data from our proprietary Health Monitors to veterinarians and consumers. Voyce generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. As a result of actions taken by our Board of Directors to refocus on our principal marketplace of identity and privacy protection, this business ceased primary operations in the fourth quarter of 2016 and is expected to be wound down in an orderly manner in the first half of 2017. Following the completed disposition of the business, we expect the results of this segment will be reported as a discontinued operation in accordance with U.S. GAAP.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by us in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission and in management’s opinion reflect all normal and recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries. In the year ended December 31, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the year ended December 31, 2015 have been recast to reflect this allocation. We have not recast our consolidated balance sheets or our consolidated statements of cash flows. Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated from the consolidated statements of operations.

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

Restricted Cash

We classify cash as restricted when the cash is unavailable for withdrawal or usage for general operations. Our restricted cash represents cash collateral to one commercial bank for corporate credit cards and electronic payments. Restricted cash is included in prepaid expenses and other current assets in our consolidated balance sheets.

Revenue Recognition

We recognize revenue on 1) identity theft protection services, 2) insurance services and 3) other monthly membership products and transaction services.

Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees billed by our clients are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. Subscription fees billed by us are generally billed directly to the subscriber’s credit card except for arrangements under which subscription fees are paid to us by our clients on behalf of the subscriber. The prices to subscribers of various configurations of our products and services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions periodically may be offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed.

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

We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2016 and 2015 totaled $360 thousand and $444 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.

Other Membership Products and Transaction Services

For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.

Consulting services are offered to customers primarily on a fixed fee, retainer or commission basis. We recognize revenue from our consulting services when: a) persuasive evidence of an arrangement exists as we maintain contracts or electronic communication documenting the agreement, b) performance has occurred, c) the seller’s price to the buyer is fixed as the price of the services is agreed to by the customer as a condition of the sales transaction which established the sales arrangement, and d) collectability is reasonably assured as evidenced through a strong history of payment by our customers with no significant write-offs. We record revenue on a gross basis in the amount that we bill the customer when our arrangements provide for us to serve as the primary obligor in the transaction, we have latitude in establishing price and we bear credit risk for the amount billed to the customer. We record the net amount as commissions earned if we do not serve as the primary obligor and do not have latitude in establishing prices.

We generate and recognize revenue from our services in our Bail Bonds Industry Solutions segment from providing management service solutions to the bail bond industry on a monthly subscription or transactional basis.

We historically had an insignificant amount of revenue in our Pet Health Monitoring segment and, in late 2016, ceased primary operations in our Pet Health Monitoring segment. Therefore, we do not expect to recognize further operating revenue in the segment.

Goodwill, Identifiable Intangibles and Other Long-Lived Assets

We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. As required by U.S. GAAP, goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of Health at Work Wellness Actuaries LLC (“Habits at Work”) and White Sky, Inc. (“White Sky”) in 2015 as well as our prior acquisition of IISI Insurance Services Inc. (“IISI”), formerly known as Intersections Insurance Services Inc., in 2006.

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

As of December 31, 2016, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units. For additional information, please see Note 13.

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

Deferred Subscription Solicitation and Advertising

Our deferred subscription solicitation costs consist of subscription acquisition costs, including telemarketing, web-based marketing expenses, digital media and direct mail such as printing and postage. We expense advertising costs the first time advertising takes place, except for direct-response marketing costs. Telemarketing, web-based marketing and direct mail expenses are direct response marketing costs, which are amortized on a cost pool basis over the period during which the future benefits are expected to be received, but no more than 12 months. The recoverability of amounts capitalized as deferred subscription solicitation costs are evaluated at each balance sheet date by comparing the carrying amounts of such assets on a cost pool basis to the probable remaining future benefit expected to result directly from such advertising costs. Probable remaining future benefit is estimated based upon historical subscriber patterns, and represents net revenues less costs incurred to earn those revenues. In estimating probable future benefit (on a per subscriber basis) we deduct our contractual cost to service that subscriber from the known sales price. We then apply the future benefit (on a per subscriber basis) to the number of subscribers expected to be retained in the future to arrive at the total probable future benefit. In estimating the number of subscribers we will retain (i.e., factoring in expected cancellations), we utilize historical subscriber patterns maintained by us that show attrition rates by client, product and marketing channel. The total probable future benefit is then compared to the costs of a given marketing campaign (i.e., cost pools), and if the probable future benefit exceeds the cost pool, the amount is considered to be recoverable. If direct response advertising costs were to exceed the estimated probable remaining future benefit, an adjustment would be made to the deferred subscription costs to the extent of any shortfall.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt agreements. The effective interest rate applied to the amortization is reviewed periodically and may change if actual principal repayments of the term loan differ from estimates. In accordance with U.S. GAAP, short-term and long-term debt are presented net of the unamortized debt issuance costs in our consolidated balance sheets.

Classification of Debt

In March 2016, we and our subsidiaries entered into a credit agreement with Crystal Financial SPV LLC, which was amended in December 2016 and February 2017 (“Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, we are required to make certain prepayments on our term loan with Crystal Financial SPV LLC in addition to scheduled quarterly repayments, including but not limited to proceeds received from certain tax refunds, asset dispositions, extraordinary receipts, excess cash flows (as defined in the Amended Credit Agreement) and equity issuances. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months are classified as the current portion of long-term debt in our consolidated financial statements, net of unamortized debt issuance costs to be amortized in the next twelve months based on the current effective interest rate applied.

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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the year ended December 31, 2016. During the year ended December 31, 2015, we did not grant stock options.

Expected Dividend Yield. Under the Amended Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero.

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

In accordance with U.S. GAAP, we assess the probability that the performance conditions of our performance-based restricted stock units (“PBRSUs”) will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of the PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. The PBRSUs will vest no later than March 15 of the year after they are granted. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period.

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

Contingent Liabilities

The Company may become involved in litigation or other financial claims as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.

Inventory

Inventory consists of raw materials for our Voyce products. Inventories are valued using the first-in, first-out method and are carried at the lower of cost or net realizable value.

Cash and Cash Equivalents

We consider all highly liquid investments, including those with an original maturity of 90 days or less, to be cash equivalents.

Property and Equipment

Property and equipment we purchase is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. Leasehold improvements are depreciated using the straight-line method over the remaining lease term.

We develop software for our internal use and capitalize the estimated software development costs incurred during the application development stage in accordance with U.S. GAAP. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three years. We regularly review our capitalized software projects for impairment.

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

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. We did not repurchase any common stock in the years ended December 31, 2016 or 2015. In the year ended December 31, 2015, we received 210 thousand shares of our common stock related to the liquidating distribution of WS Delaware, Inc. For additional information please see Notes 4 and 17. In addition, as a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 76 thousand in the year ended December 31, 2016.

3. Accounting Standards Updates

We consider the applicability and impact of all Accounting Standards Updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters
ASU 2015-03, Interest--Imputation of Interest (Subtopic 835-30)

To simplify presentation of debt issuance costs, this update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.

		January 1, 2016	Retrospective

We did not have retrospective adjustments, as debt issuance costs were related to an undrawn line of credit. Prospectively, we recorded the debt issuance costs incurred from the execution of the Credit Agreement as a direct reduction to the carrying value of the debt liability.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

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

		January 1, 2018	1) Retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying these updates recognized at the date of initial application.

We are currently in the planning stage and have not yet begun implementation of the new standard. We have not yet determined the potential impact to our consolidated financial statements or the method by which we will adopt the standard.

ASU 2016-02, Leases (Topic 842)	The primary amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements.	January 1, 2019	Modified retrospective	We are currently in the planning stage and have not yet begun implementation of the new standard. We have not yet determined the potential impact to our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)	This update clarifies the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments.	January 1, 2018	Retrospective	We are currently in the process of evaluating the impact of adoption, if any, to our consolidated financial statements.

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

We are obligated under the asset purchase agreement to make aggregate earn-out payments to the members of Habits at Work during three one-year measurement periods from March 1, 2015 through February 28, 2018 of up to approximately $1.0 million per measurement period, based upon revenue generated by the legacy business during such measurement periods and subject to the terms and conditions specified in the asset purchase agreement. In accordance with U.S. GAAP, we record the earn-out payments as post-combination share based compensation expense based upon the grant date share price of our common stock of $3.75, which is recognized pro-rata over the requisite service period and included in general and administrative expenses in our consolidated statements of operations. The earn-out is subject to performance and service vesting conditions and is payable in stock and a portion in cash, depending on the market price of the stock in accordance with the asset purchase agreement. We estimated the expense for both the equity and liability awards, and because vesting and other conditions may impact the number of common shares issued, the amount of future share based compensation expense may vary based upon those conditions.

In the year ended December 31, 2016, we issued approximately 230 thousand shares of our common stock and paid $64 thousand in cash related to the earn-out payment for the first Measurement Period. As of December 31, 2016, we estimated the value of the earn-out payment for the second measurement period to be approximately $706 thousand, to be paid in shares of common stock. In the year ended December 31, 2016, we recorded $1.1 million of share based compensation expense in relation to this agreement, and we do not anticipate any additional compensation expense for the second measurement period. Additionally, due to planned exit of the Habits at Work business, we do not expect to incur any compensation expense related to the third measurement period.

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

The goodwill arising from the acquisition consists largely of an assembled workforce and economies of scale of the combined operations. All of the goodwill was originally assigned to the Insurance and Other Consumer Services segment and is not expected to be deductible for income tax purposes. Acquisition-related costs in connection with the Habits at Work transaction for the year ended December 31, 2015 were $88 thousand and are included in general and administrative expenses in our consolidated statements of operations.

The financial impact of the acquisition of Habits at Work is not material to our consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented.

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

In connection with this acquisition, and subject to post-closing adjustments in accordance with the asset purchase agreement, we issued 353 thousand shares of common stock to White Sky and received back 210 thousand shares of our common stock as a liquidating distribution during the year ended December 31, 2015. Under the terms of the purchase agreement, White Sky was required to make liquidating distributions to its shareholders, including us, in accordance with the preferences set forth in White Sky’s Eighth Amended and Restated Certificate of Incorporation (the “distributions”). In the year ended December 31, 2016, we received the final liquidating cash distributions, which were not significantly different from our estimated amounts made at the first reporting date. The following table summarizes the final purchase price transferred to White Sky (in thousands):

Common stock, net of distribution of $624 thousand	$576
Cash, net of distribution of $405 thousand	796
Fair value of purchase price transferred	1,372
Fair value of previously held equity interest in White Sky	1,029
$2,401

In accordance with U.S. GAAP, we remeasured our previously held equity interest in White Sky to fair value immediately prior to the acquisition. We remeasured the long-term investment using a form of the market approach, including the actual observable price paid for the assets in the year ended December 31, 2015, less the estimated liquidating shareholder distribution amounts. Based on this analysis, we determined that the fair value of our cost basis investment of $1.0 million was less than the carrying value of $8.4 million, and therefore we recognized an impairment charge of $7.4 million in the year ended December 31, 2015, which is included in impairment of intangibles and other assets in our consolidated statements of operations. For additional information regarding the inputs to the pre-acquisition fair value, please see Note 7.

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

Year ended December 31, 2015
Pro forma revenue	$206,121
Pro forma net loss	$(45,305)

White Sky’s results of operations are included in our financial results for the year ended December 31, 2016, and any pro forma adjustments are not material to our consolidated financial statements. Accordingly, pro forma results of operations and other disclosures have not been presented for the year ended December 31, 2016. The pro forma amounts presented have been calculated after applying our accounting policies and adjusting the results to reflect additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, eliminating intercompany transactions and the associated income tax impacts. Supplemental pro forma earnings for the year ended December 31, 2015 were adjusted to exclude

$284 thousand of acquisition-related costs incurred by both us and White Sky in the year ended December 31, 2015. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated as of January 1, 2014, nor is it indicative of future operating results. The pro forma information does not include any adjustments for potential revenue enhancements, cost synergies or other operating efficiencies.

5. Assets and Liabilities Held for Sale

In 2016, our Board of Directors approved a plan to sell Captira, which comprises our Bail Bonds Industry Solutions segment. Captira met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our consolidated balance sheets as of December 31, 2016. The disposal does not represent a strategic shift that will have a major effect on operations and financial results, and therefore, it is not expected to qualify as a discontinued operation. For information on the operating results of the Bail Bonds Industry Solutions segment, please see Note 23.

The major classes of assets and liabilities held for sale related to Captira in the consolidated balance sheet consist of the following:

December 31, 2016
Assets of disposal group held for sale:
Cash and cash equivalents	$321
Accounts receivable, net	177
Prepaid expenses and other current assets	97
Property and equipment, net	247
Other assets	6
Write-down to fair value	(744)
Total assets of disposal group held for sale	$104

Liabilities of disposal group held for sale:
Accounts payable	$9
Accrued expenses and other current liabilities	15
Accrued payroll and employee benefits	80
Total liabilities of disposal group held for sale	$104

As part of the required evaluation under U.S. GAAP, we determined that the approximate fair value less costs to sell the business was significantly lower than the carrying value of the net assets, and as a result, we recorded an impairment charge of $744 thousand, which is included in impairment of intangibles and other assets in our consolidated statements of operations for the year ended December 31, 2016.

We completed the sale of Captira, effective January 31, 2017. For additional information, please see Note 25.

6. Earnings Per Common Share

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

For the years ended December 31, 2016 and 2015, options to purchase common stock and unvested restricted stock units estimated to be 4.4 million and 3.6 million shares, respectively, were excluded from the computation of diluted income per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	2016	2015
Net loss available to common shareholders — basic and diluted	$(30,469)	$(44,488)

Weighted average common shares outstanding — basic	23,259	19,677
Dilutive effect of common stock equivalents	—	—
Weighted average common shares outstanding — diluted	23,259	19,677

Net loss per common share — basic and diluted	$(1.31)	$(2.26)

7. Fair Value Measurement

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

For financial instruments such as cash and cash equivalents, trade accounts receivable, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the short-term nature of these financial instruments. We did not have any transfers in or out of Level 1 and Level 2 in the years ended December 31, 2016 or 2015. We did not hold any significant instruments that are measured at fair value on a recurring basis as of December 31, 2016 or 2015. On a non-recurring basis, we measured goodwill under Level 3 of the fair value hierarchy as of December 31, 2015. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 13.

The fair value of our assets measured on a non-recurring basis during the year ended December 31, 2016 is as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Assets held for sale — December 31, 2016	$104	$—	$104	$—	$(744)

In accordance with U.S. GAAP, assets held for sale with a carrying amount of $848 thousand were impaired to the estimated fair value of $104 thousand (Level 2), resulting in a loss of $744 thousand, which is included in impairment of intangibles and other assets in our consolidated statement of operations for the year ended December 31, 2016. For additional information related to long-lived assets held for sale, please see Note 11.

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

As of December 31, 2016, the carrying value of our long-term debt approximated its fair value due to the variable interest rate.

8. Prepaid Expenses and Other Current Assets

The components of our prepaid expenses and other current assets were as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Prepaid services	$873	$709
Other prepaid contracts	2,300	3,416
Restricted cash	375	—
Other	316	3,399
	$3,864	$7,524

In the year ended December 31, 2016, we reclassified $2.6 million to inventory from prepaid expenses and other current assets. For additional information, please see Note 9.

9. Inventory

We had an inventory balance of $250 thousand as of December 31, 2016, which was equal to the estimated salvage value of raw materials for our Pet Health Monitoring segment. We had an inventory balance of $2.3 million as of December 31, 2015, which included $1.9 million of finished goods and $358 thousand of raw materials for our Pet Health Monitoring segment. In the year ended December 31, 2016, we elected not to retain our existing manufacturer for future production of finished goods for our Pet Health Monitoring segment. As a result, we applied our deposit, which was for the ongoing purchase of component parts by the manufacturer, to the payment due for new raw materials on hand and reclassified $2.6 million to inventory from prepaid expenses and other current assets.

In the year ended December 31, 2016, we recorded inventory impairment of $3.8 million based on estimated salvage values, primarily due to the discontinuation of our Voyce operations, which is included in impairment of intangibles and other assets in our consolidated statements of operations. Additionally, we recorded an adjustment for surplus and obsolete inventories of $801 thousand in the year ended December 31, 2016, which is included in cost of hardware revenue in our consolidated statements of operations.

10. Deferred Subscription Solicitation and Commission Costs

Total deferred subscription solicitation and commission costs included in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 was $5.1 million and $7.0 million, respectively. Amortization of deferred subscription solicitation and commission costs, which are included in either marketing or commission expense in our consolidated statements of operations, for the years ended December 31, 2016 and 2015 were $12.6 million and $17.5 million, respectively. Marketing costs for the years ended December 31, 2016 and 2015, which are included in marketing expenses in our consolidated statements of operations as they did not meet the criteria for deferral, were $3.0 million and $4.1 million, respectively.

11. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2016	December 31, 2015
	(in thousands)
Machinery and equipment	$15,345	$16,507
Software	20,381	19,716
Software development-in-progress (1)	584	584
Furniture and fixtures	1,239	1,406
Leasehold improvements	2,900	3,610
	40,449	41,823
Less: accumulated depreciation	(29,591)	(28,385)
Less: held for sale, net	(247)	—
Property and equipment — net	$10,611	$13,438

__________________________________

(1)	Includes costs associated with software projects which are still in the application development stage as of December 31, 2016 and 2015 and as such, are not being amortized.

Depreciation of property and equipment for the years ended December 31, 2016 and 2015 was $6.2 million and $6.0 million, respectively. During the year ended December 31, 2016, we had retirements that reduced our property and equipment and accumulated depreciation balances by $3.7 million and $2.4 million, respectively. Additionally, we recorded impairments of property and equipment in the year ended December 31, 2016 that reduced our property and equipment and accumulated depreciation balances by $5.6 million and $2.6 million, respectively (including the impairment of internally developed capitalized software discussed below), substantially all of which was related to the decision to wind down our Pet Health Monitoring business. During the year ended December 31, 2015, we had retirements that reduced our property and equipment and accumulated depreciation balances by $13.2 million.

During the year ended December 31, 2015, management approved a plan to sell a building and land located in Arlington Heights, Illinois with a cost basis of $750 thousand and a total carrying amount of $214 thousand, which we classified as held for sale and included in prepaid and other current assets in our consolidated balance sheets. We sold the building and land in the year ended December 31, 2016 and recorded a gain of $180 thousand, which is included in general and administrative expenses in our consolidated statements of operations. The property was previously owned by our Insurance and Other Consumer Services segment, which now leases back the office space.

We record internally developed capitalized software as a component of software in property and equipment in our consolidated balance sheets. We regularly review our capitalized software projects for impairment. In the year ended December 31, 2016, we recorded a $1.9 million impairment of internally developed capitalized software related to the cessation of primary operations in our Pet Health Monitoring segment. We had no impairments of internally developed capitalized software in the year ended December 31, 2015. We record depreciation for internally developed capitalized software in depreciation expense in our consolidated statements of operations. Internally developed capitalized software consisted of the following during the year ended December 31, 2016 and 2015 (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2014	$13,754	$(11,169)	$2,585
Additions	7,810	—	7,810
Disposals	(6,982)	6,982	—
Depreciation expense	—	(2,693)	(2,693)
Balance at December 31, 2015	14,582	(6,880)	7,702
Additions	5,179	—	5,179
Disposals	(606)	434	(172)
Depreciation expense	—	(3,742)	(3,742)
Impairment	(4,140)	2,257	(1,883)
Balance at December 31, 2016	$15,015	$(7,931)	$7,084

Depreciation expense for the future periods related to capitalized software no longer in the application development stage is indicated below (in thousands):

For the years ending December 31:
2017	$3,278
2018	2,400
2019	1,406
Total	$7,084

Leased property consisting of machinery and equipment held under capital leases and included in property and equipment consisted of the following as of:

	December 31, 2016	December 31, 2015
	(in thousands)
Leased property consisting of machinery and equipment	$2,093	$3,104
Less: accumulated depreciation	(737)	(1,229)
Leased property, net	$1,356	$1,875

During the years ended December 31, 2016 and 2015, we entered into new capital leases for fixed assets with acquisition values of $884 thousand and $1.0 million, respectively. In the year ended December 31, 2016, we disposed of fixed assets, primarily fulfillment equipment, subject to capital lease with an acquisition value of $1.7 million and accumulated depreciation of $1.0 million. In the year ended December 31, 2015, we disposed of fixed assets, primarily fulfillment equipment, subject to capital lease with an acquisition value of $1.8 million and accumulated depreciation of $1.6 million.

12. Long-Term Investments

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

13. Goodwill and Intangibles

Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of December 31, 2016:
Gross carrying amount	$35,253	$10,665	$1,390	$47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	9,416	347	—	9,763

Balance as of December 31, 2015:
Gross carrying amount (1)	33,056	12,862	1,390	47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	7,219	2,544	—	9,763

____________________

(1)

As a result of a change in one of our business lines that comprise our operating segments, we were required under U.S. GAAP to allocate our beginning goodwill balance between the Personal Information Services and the Insurance and Other Consumer Services reporting units based on a relative fair value approach.

We performed the following interim and annual (October 31) goodwill impairment tests. The results are summarized below:

Reporting Unit	Impairment Test Date	Fair value substantially in excess of carrying value	Percentage, if not substantially in excess	Impairment charge (in thousands)
Personal Information Services	October 31, 2016	Yes	N/A	N/A
Insurance and Other Consumer Services (2)	August 31, 2016	Yes	N/A	N/A
Insurance and Other Consumer Services (3)	December 31, 2015	No	N/A	$10,318
Insurance and Other Consumer Services (4)	October 31, 2015	No	18%	N/A
Personal Information Services (5)	September 30, 2015	Yes	N/A	N/A

____________________

(2)

As of October 31, 2016, our annual testing date, we determined that it was more likely than not that the fair value was substantially in excess of its carrying value based upon qualitative factors and the results of our interim impairment test. We tested for impairment as of August 31, 2016 due to the reclassification of our Habits at Work business from our Insurance and Other Consumer Services segment to our Personal Information Services segment. Therefore, it was not necessary to perform the first step of the impairment testing for the Insurance and Other Consumer Services reporting unit at October 31, 2016.

(3)

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

(4)

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

(5)

As of October 31, 2015, our annual testing date, we determined that it was more likely than not that the fair value was substantially in excess of its carrying value based upon qualitative factors and the results of our interim impairment test. Therefore, it was not necessary to perform the first step of the impairment testing for the Personal Information Services reporting unit at October 31, 2015.

As of December 31, 2016, we believe that both the estimated fair values of our Personal Information Services and Insurance and Other Consumer Services reporting units are substantially in excess of their respective carrying values and therefore are not at-risk of being impaired. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts (including, but not limited to, actual to forecasted negative variances as the result of increased subscriber cancellation rates or significant subscriber portfolio cancellations), or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Our intangible assets consisted of the following (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,822)	$(17)	$35
Marketing related	3,336	(3,143)	(138)	55
Technology related	4,068	(3,197)	(751)	120
Subtotal	$46,278	$(45,162)	$(906)	$210
Less: held for sale	(1,704)	1,704	—	—
Total amortizable intangible assets	$44,574	$(43,458)	$(906)	$210

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Amortizable intangible assets:
Customer related	$38,874	$(38,552)	$—	$322
Marketing related	3,336	(3,069)	—	267
Technology related	4,068	(2,964)	—	1,104
Total amortizable intangible assets	$46,278	$(44,585)	$—	$1,693

Intangible assets decreased in the year ended December 31, 2016 primarily due to the full impairment of assets associated with the decision to wind down our Pet Health Monitoring segment and exit the Habits at Work business. We believe there is a remote possibility of recoverability of these intangible assets as we do not forecast positive cash flows for these businesses.

Intangible assets are amortized over a period of two to ten years. For the years ended December 31, 2016 and 2015 we had an aggregate amortization expense of $577 thousand and $687 thousand, respectively, which was included in amortization expense in our consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the years ending December 31,
2017	$152
2018	58
Total	$210

14. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other current liabilities were as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Accrued marketing	$1,121	$1,106
Accrued cost of sales, including credit bureau costs	5,480	7,551
Accrued general and administrative expense and professional fees	2,190	2,712
Insurance premiums	360	444
Estimated liability for non-income business taxes	94	3,427
Other	1,823	605
Total	$11,068	$15,845

We are subject to certain non-income (or indirect) business taxes in various state and other jurisdictions. In the year ended December 31, 2016, we reduced our liability by $3.3 million, primarily from the successful appeal and resolution of non-income tax audits and a $1.2 million payment to formally resolve a previously recorded non-income tax liability. We continue to correspond with the applicable authorities in an effort toward resolution of our ongoing audits. We continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase; however, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved. In addition, during the year ended December 31, 2016, we paid $63 thousand related to the consent order we entered into with the Consumer Financial Protection Bureau (the “CFPB”) in July 2015. For additional information related to the non-income business taxes and the consent order, please see Note 19.

15. Accrued Payroll and Employee Benefits

The components of our accrued payroll and employee benefits are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Accrued payroll	$1,131	$782
Accrued benefits	1,685	2,161
Accrued severance	1,440	4,148
Total accrued payroll and employee benefits	$4,256	$7,091

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

The following table summarizes the non-restructuring and restructuring activity during the years ended December 31, 2016 and 2015 (in thousands):

	Non- Restructuring Severance	Accrued Restructuring Costs	Total Accrued Severance
Balance at December 31, 2014	$65	$2,493	$2,558
Adjustments to expense	5,289	(48)	5,241
Payments	(1,397)	(2,254)	(3,651)
Balance at December 31, 2015	3,957	191	4,148
Adjustments to expense	1,671	(182)	1,489
Payments	(4,188)	(9)	(4,197)
Balance at December 31, 2016	$1,440	$—	$1,440

Non-restructuring severance expense incurred in the year ended December 31, 2016 was primarily due to the decision to wind down our Pet Health Monitoring segment and to exit our Bail Bonds Industry Solutions segment and Habits at Work business.

16. Income Taxes

The components of income tax benefit from continuing operations for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Current:
Federal	$(94)	$6,318
State	75	936
Total current income tax benefit	(19)	7,254
Deferred:
Federal	—	(11,323)
State	—	(2,033)
Total deferred income tax benefit (expense)	—	(13,356)
Total income tax benefit (expense)	$(19)	$(6,102)

Deferred tax assets and liabilities as of December 31, 2016 and 2015, consisted of the following:

	2016	2015
	(in thousands)
Deferred tax assets:
Reserves and accrued expenses	$2,497	$4,426
Share based compensation	2,636	2,595
Intangible assets	3,679	9,304
Credit carryforwards	2,148	1,204
Net operating loss and capital loss carryforwards	21,117	4,620
Total deferred tax assets	32,077	22,149
Valuation allowance	(30,746)	(19,813)
Net deferred tax assets	1,331	2,336
Deferred tax liabilities:
Prepaid expenses	(2,017)	(2,782)
Property, plant, and equipment	(1,219)	(1,459)
Total deferred tax liabilities	(3,236)	(4,241)
Net deferred tax asset (liability)	$(1,905)	$(1,905)

We continue to provide for a valuation allowance on our definite-lived net deferred tax assets after our evaluation of all significant positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; the amount of our projected taxable income; and scheduling of the future reversals of existing temporary differences. We established a valuation allowance as of June 30, 2015 based on our consideration of the relative weight of the available evidence, and triggering the three-year cumulative loss position, as adjusted for permanent items, which is considered a significant piece of negative objective evidence. As a result of the negative evidence outweighing the positive evidence, we significantly increased income tax expense in our consolidated statements of operations in the year ended December 31, 2015, primarily related to the establishment of a valuation allowance on our net deferred tax assets for the portion of the future tax benefit that, more likely than not, will not be realized. The remaining deferred tax liability at December 31, 2016 and 2015 relates to an indefinite-lived intangible.

The amount of deferred tax assets considered realizable as of December 31, 2016 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods.

Below is a summary of our estimated loss and tax credit carryforwards. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.

	Tax Effected	Expiration
Federal net operating loss carryforward	$14,534	2036
Federal general business credits	$2,674	2034 - 2036
Federal capital loss carryforwards	$3,588	2019 - 2020
State net operating loss carryforwards	$2,488	2018 - 2036
State capital loss carryforwards	$507	2019 - 2020

The reconciliation of the statutory U.S. federal tax rate of 35% to our effective tax rate is as follows:

	December 31,
	2016	2015
Income tax benefit at federal statutory rate	35.0%	35.0%
State income tax benefit, net of federal benefit	3.7%	2.2%
Nondeductible executive compensation	-0.6%	-2.5%
Impairment loss	0.0%	-3.8%
Expiration of capital loss carryforward	0.0%	-10.2%
Change in valuation allowances	-36.0%	-36.8%
Change in uncertain tax positions	0.0%	-0.2%
General business credit	2.2%	1.4%
Federal return to provision	-0.6%	0.8%
Other	-3.8%	-1.8%
Net income tax expense	-0.1%	-15.9%

Our consolidated effective tax rate for the year ended December 31, 2016 was (0.1)% compared to (15.9)% for the year ended December 31, 2015. The increase in the effective tax rate is primarily due to the establishment of a valuation allowance on our existing definite-lived net deferred tax assets, as well as a non-cash goodwill impairment charge (which is not deductible for income tax purposes), both of which occurred in 2015 and did not recur in 2016.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Unrecognized tax benefit, beginning of period	$1,774	$1,538
Gross increases, tax positions in current period	185	151
Gross increases, tax positions in prior period	1	85
Lapse of the statute of limitations	—	—
Unrecognized tax benefit, end of period	$1,960	$1,774

During the year ended December 31, 2016, we increased our gross unrecognized tax benefits primarily related to the portion of an estimated current year general business credit, deemed more likely than not. The majority of the balance of the unrecognized tax benefits as of December 31, 2016, if recognized, would have an impact on our consolidated effective tax rate. We did not have gross decreases in tax positions or decreases related to settlements with taxing authorities during the years ended December 31, 2016 or 2015.

We have elected to include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheets. In each of the years ended December 31, 2016 and 2015, we incurred interest expense of $74 thousand. In the years ended December 31, 2016 and 2015, we did not have any decreases to interest expense related to our unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2016, we were subject to examination in the U.S. federal tax jurisdiction for the 2013 through 2015 tax years and in various state jurisdictions for the 2005 through 2015 tax years. We are currently under federal examination for tax years 2010 through 2012 related to credits claimed. As of December 31, 2016, we were not aware of any proposed tax adjustments and we have not made changes to the measurement or amount of uncertain tax benefits previously recorded. We do not believe the outcome of the audit will have a material impact to our consolidated financial statements.

We believe it is reasonably possible we would reduce our unrecognized tax benefits by up to $1.2 million primarily related to the settlement of general business credits under audit within the next twelve months.

17. Related Party Transactions

Digital Matrix Systems, Inc. — The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services and application development. In connection with these agreements, we paid monthly installments totaling $937 thousand in each of the years ended December 31, 2016 and 2015. These amounts are included within cost of services revenue and general and administrative expenses in our consolidated statements of operations. As of December 31, 2016 and 2015, we owed $70 thousand and $142 thousand, respectively, to DMS under this agreement.

Additionally, on September 26, 2016, we entered into a data services agreement with DMS, under which DMS will provide us credit information processing services, including implementation and disaster recovery services. The initial term of the agreement is one year, with successive automatic renewal terms of one year each unless a party elects not to renew with prior written notice. In the year ended December 31, 2016, we paid $753 thousand for the development, implementation, and monthly service fees related to this agreement. As of December 31, 2016, we owed $92 thousand to DMS under this agreement.

Health at Work Wellness Actuaries LLC – In March 2015, our wholly owned subsidiary, Intersections Insurance Services Inc., acquired substantially all of the assets of Habits at Work. In connection with this acquisition, we issued 413 thousand shares of our common stock to Habits at Work, of which Andrew Sykes, President of Intersections Insurance Services Inc. is the majority member. For additional information, please see Note 4.

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

Loeb Partners Corporation – In connection with the closing of the Credit Agreement, we paid $553 thousand in advisory fees in the year ended December 31, 2016 to Loeb Partners Corporation. Loeb Partners Corporation is an affiliate of Loeb Holding

Corporation. One of the members of our Board of Directors is the beneficial owner of a majority of the voting stock of Loeb Holding Corporation, and is the Chairman and Chief Executive Officer of Loeb Partners Corporation.

In the year ended December 31, 2015, we entered into irrevocable subscription agreements with Loeb Holding Corporation, David A. McGough and investment funds affiliated with Osmium Partners, LLC for a private placement. Pursuant to the terms of the agreement, we issued 3.0 million shares of our common stock, at a price of $2.50 per share, and received aggregate gross proceeds of $7.5 million. The gross proceeds are intended for working capital and general corporate purposes.

18. Debt and Other Financing

On March 21, 2016, we and our subsidiaries entered into a credit agreement (“Credit Agreement”) with Crystal Financial SPV LLC. In connection with the Credit Agreement, we and our subsidiaries also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The Credit Agreement provided for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019 unless the facility is otherwise terminated pursuant to the terms of the Credit Agreement. We invested $15.0 million of the net proceeds at closing in our i4c subsidiary and for general corporate purposes. The remaining net proceeds are being used for general corporate purposes of our other businesses. On December 14, 2016, we amended the Credit Agreement (“Amended Credit Agreement”) with Crystal primarily to allow for the orderly wind down of our Pet Health Monitoring segment and the exit of our Bail Bonds Industry Solutions segment and the Habits at Work businesses (“Amendment”). In February 2017, we executed a second amendment with Crystal primarily to formally release Captira from its obligations as a credit party due to the sale, as well as to increase the threshold for affirmative covenants including capital expenditures and cash collateralization in the ordinary course of business. The terms described below are representative of the Amended Credit Agreement.

Amounts borrowed under the Amended Credit Agreement bear interest at the greater of LIBOR plus 10% per annum or 10.5% per annum. Interest is payable monthly. Under the Amendment, the aggregate principal amount of the term loans outstanding must be repaid quarterly starting September 30, 2017 and on the last day of each fiscal quarter thereafter in the quarterly amount of $1.4 million. Certain income tax refunds specified in the Amended Credit Agreement, if agreed upon subsequent to June 30, 2017, must be used to repay principal in the quarter in which we receive them and will be applied to the scheduled quarterly principal payment for that quarter. The Amended Credit Agreement also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 50% of our excess cash flow (as defined in the Amended Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2017 and continuing thereafter. Certain other events defined in the Amended Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions (except for proceeds from the sale of assets in our i4c subsidiary of up to $2.2 million), casualty events, extraordinary receipts, and equity issuances. In addition, we are permitted to invest up to an additional $2.2 million in our i4c subsidiary to complete the wind-down, which is expected to be completed by June 30, 2017 (or such later date as the Administrative Agent may permit). Once amounts borrowed have been paid or prepaid, they may not be reborrowed. Minimum required maturities are as follows (in thousands):

For the years ending December 31:
2017	2,800
2018	5,600
2019	5,032
Total outstanding	$13,432

As of December 31, 2016, $13.4 million was outstanding under the Amended Credit Agreement, which is presented net of unamortized debt issuance costs of $1.2 million in our consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2016, $2.1 million, net, is classified as short-term, which includes the minimum maturities as well as our estimated required prepayments, as described above.

The Amended Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments including a prohibition of any capital contributions to our subsidiary i4c other than from the proceeds of the term loan made on the closing date and fair and reasonable allocation of overhead and administrative expenses; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets, except for the exiting of the aforementioned businesses; the declaration of certain dividends or distributions; transactions with affiliates (other than parties to the Amended Credit Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes guarantor and enter into certain security documents.

The Amended Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Amended Credit Agreement, of at least 25% of the total amount outstanding under the term loan until June 30, 2017 and 40% of the total amount outstanding under the term loan subsequent to June 30, 2017. The Amended Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Amended Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Amended Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events). As of December 31, 2016, we were in compliance with all such covenants.

The Amended Credit Agreement replaces our loan agreement with Silicon Valley Bank, dated October 7, 2014, which was scheduled to mature on October 7, 2016. The loan agreement, which provided for a revolving credit facility of $5.0 million, was terminated effective March 21, 2016. There were no amounts outstanding at that time.

19. Commitments and Contingencies

Leases

We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2017	$3,434	$644
2018	3,471	534
2019	1,550	355
2020	151	21
2021	93	7
Total minimum lease payments	$8,699	1,561
Less: amount representing interest		(225)
Present value of minimum lease payments		1,336
Less: current obligation		(471)
Long-term obligations under capital lease		$865

During the years ended December 31, 2016 and 2015, we entered into additional capital lease agreements for approximately $884 thousand and $1.0 million, respectively. We recorded the lease liability at the fair market value of the underlying assets in our consolidated balance sheets. Rental expenses included in general and administrative expenses for the years ended December 31, 2016 and 2015 were $3.0 million and $2.6 million, respectively.

Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, would result in a material adverse change in our business or financial condition.

In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the year ended December 31, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. Intersections also submitted an amended compliance plan to the CFPB, to which it recently responded with no objections.

In January 2013, the Office of the West Virginia Attorney General (“WVAG”) served Intersections Insurance Services Inc. (“IISI”) with a complaint that the WVAG had filed in the Circuit Court of Mason County, West Virginia on October 2, 2012. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. IISI filed a motion to require the WVAG to amend its complaint to include a more specific statement of its claims. The court denied that motion in December 2013. IISI filed an answer to the complaint on January 21, 2014. On July 13, 2016, the court entered a scheduling order governing the management of the case through the beginning of trial. Pursuant to that order, the deadline for parties to amend the pleadings and add parties was set for September 30, 2016. On September 21, 2016, the WVAG moved to amend the complaint, seeking to add Intersections Inc. as a defendant. The proposed amended complaint alleges the same violations of West Virginia consumer protection laws as alleged against IISI. IISI objected to the motion to amend and concurrently filed a Cross Motion for Summary Judgment to terminate this lawsuit. Oral arguments on these motions occurred on February 23, 2017 and the parties are waiting for a written decision from the judge.

In July 2015, Costco Wholesale Corporation (“Costco”) elected not to renew an agreement for Intersections to provide an identity protection service to its customers. On January 20, 2016, Intersections filed a Notice of Arbitration with respect to claims by Intersections against Costco arising from certain actions of Costco related to the marketing of its new identity protection service to our subscriber base of current Costco members, which Intersections alleged violated the agreement and applicable law. Intersections sought damages in excess of $2.0 million, and injunctive relief. On February 16, 2016, Costco filed a counterclaim, seeking injunctive relief and related, unspecified damages, with respect to the allegedly inappropriate use by Intersections of a URL containing elements of both parties’ intellectual property. On October 6, 2016, Intersections and Costco entered into a settlement agreement, pursuant to which the parties agreed to terminate the arbitration and release each other from all claims asserted thereby, in consideration of Costco’s one-time, lump sum payment to Intersections of $1.5 million, and Costco’s agreement to certain terms and conditions with respect to the advertising and marketing of its new identity protection service to the aforementioned subscriber base. We recorded the $1.5 million gain on settlement as a reduction to our general and administrative expenses in our consolidated statements of operations.

For information regarding our policy for analyzing legal proceedings, please see “Contingent Liabilities” in Note 2. As of December 31, 2016, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect in our consolidated financial statements, taken as a whole.

 Other

We may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Balance, beginning of year	$3,427	$4,458
Adjustments to existing liabilities	(2,110)	1,136
Payments	(1,223)	(2,167)
Balance, end of year	$94	$3,427

We formally appealed the liability for several jurisdictions based on the applicability of the specific state tax laws to our services. In the year ended December 31, 2016, we reduced our liability by $3.3 million, primarily from the successful appeal and resolution of non-income tax audits and a $1.2 million payment to formally resolve a previously recorded non-income tax liability. We continue to correspond with the applicable authorities in an effort toward resolution of our ongoing audits using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.

In the year ended December 31, 2016, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $84.8 million, payable in monthly and yearly installments through December 31, 2021. The significant increase in total commitments from the comparable period is due to the contract executed with Equifax, pursuant to which we have agreed to certain volume minimums at fixed rates until expiration of the agreement in December 2021. These amounts are expensed on a pro-rata basis and are recorded in cost of services revenue and general and administrative expenses in our consolidated statements of operations.

20. Other Long-Term Liabilities

The components of our other long-term liabilities were as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Deferred rent	$1,850	$2,387
Uncertain tax positions, interest and penalties not recognized	1,582	1,508
Accrued general and administrative expenses	4	76
Total other long-term liabilities	$3,436	$3,971

For additional information regarding the change in uncertain tax positions, see Note 16.

21. Stockholders’ Equity

Outstanding Securities

Our authorized capital stock consists of 50 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2016 and 2015, there were approximately 23.7 million and 23.2 million shares, respectively, of our common stock outstanding and no shares of preferred stock outstanding. The board of directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. We do not have any outstanding warrants to purchase common shares. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

Unregistered Sale of Equity Securities

In the three months ended December 31, 2015, we entered into irrevocable subscription agreements with Loeb Holding Corporation, David A. McGough and investment funds affiliated with Osmium Partners, LLC for a private placement. Pursuant to the terms of the agreement, we issued 3.0 million shares of our common stock, at a price of $2.50 per share, and received aggregate gross proceeds of $7.5 million. The gross proceeds were used for working capital and general corporate purposes.

Share Repurchase and Dividends

In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2016, we had approximately $16.9 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we were prohibited from repurchasing any shares of common stock under the terms of the Amended Credit Agreement.

During the years ended December 31, 2016 and 2015, we did not repurchase any shares of common stock. In the year ended December 31, 2015, we received 210 thousand shares of our common stock related to the liquidating distribution of WS Delaware, Inc. For additional information please see Notes 4 and 17. In addition, as a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 76 thousand in the year ended December 31, 2016.

Under the Amended Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends.

Share Based Compensation

We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”), and we have three inactive stock incentive plans: the 1999 Stock Option Plan, the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. As of December 31, 2016, we have 1.8 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 4.2 million shares are outstanding under all of our active and inactive plans. In April 2016, our Board of Directors approved an amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 2.5 million shares, from 3.0 million shares to 5.5 million shares. The amendment was effective immediately upon our stockholders’ approval in May 2016. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.

The Compensation Committee administers the Plans, selects the individuals who will receive awards and establishes the terms and conditions of those awards. Shares of common stock subject to awards that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

Stock Options

Total share based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2016 and 2015 was $80 thousand and $37 thousand, respectively.

The following table summarizes our stock option activity:

	2016		2015			Weighted
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Term
					(in thousands)	(In years)
Outstanding, beginning of year	778,590	$5.36	871,321	$6.24
Granted	379,000	$2.30	—	$0.00
Canceled	(296,224)	$5.40	(92,731)	$13.64
Exercised	—	$0.00	—	$0.00
Outstanding, end of year	861,366	$3.99	778,590	$5.36	$799	5.52
Exercisable at end of the year	482,366	$5.33	778,590	$5.36	$158	2.42

The weighted average grant date fair value of options granted, based on the Black Scholes method, during the year ended December 31, 2016 was $0.94. There were no stock options granted during the year ended December 31, 2015.

For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. There were no options exercised during the years ended December 31, 2016 or 2015.

As of December 31, 2016, there was $275 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes information about employee stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(In years)
$0 — $5.00	688,700	6.25	$2.89	309,700	$3.62
$5.01 — $10.00	144,916	2.35	$7.24	144,916	$7.24
$10.01 — $15.00	27,750	3.94	$14.35	27,750	$14.35
	861,366	5.52	$3.99	482,366	$5.33

Restricted Stock Units and Restricted Stock Awards

Total share based compensation recognized for restricted stock units and restricted stock awards (“RSUs”), which is included in general and administrative expenses in our consolidated statements of operations, for the years ended December 31, 2016 and 2015 was $3.7 million and $4.7 million, respectively.

The following table summarizes our RSUs activity:

	2016		2015
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	2,167,212	$4.24	2,855,149	$5.26
Granted:
RSUs	789,167	$2.38	732,201	$3.14
Performance-based restricted stock units (1)	1,552,001	$2.35	—	$0.00
Total Granted	2,341,168	$2.36	732,201	$3.14
Canceled (2)	(598,650)	$4.75	(757,416)	$5.67
Vested	(545,784)	$4.59	(662,722)	$5.80
Outstanding, end of year	3,363,946	$2.78	2,167,212	$4.24

____________________

(1)	Includes the maximum number of shares that may possibly vest from the performance-based restricted stock units (“PBRSUs”) granted in May 2016.

(2)	Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 76 thousand in the year ended December 31, 2016.

In May 2016, we granted PBRSUs to certain members of senior management. The PBRSUs represent a contingent right to receive a number of shares of common stock ranging from zero to a maximum of 200% of the original award, based upon the Adjusted EBITDA (as defined and determined by the Compensation Committee) actually achieved by certain of our segments for the year ended December 31, 2016. The estimated aggregate grant date fair value of the PBRSUs was $5.4 million, which is the maximum under the award. On an interim basis, we record shared based compensation expense based on the probable outcome of the performance condition. For the year ended December 31, 2016, we adjusted our stock based compensation expense based upon the Compensation Committee’s determination of such Adjusted EBITDA, which took place subsequent to the balance sheet date. As of December 31, 2016, we estimated and recorded a forfeiture rate of 89%.

As of December 31, 2016, there was $4.3 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plans. That cost is expected to be recognized over the weighted-average contractual life of the RSUs, which is 1.1 years.

Other

In addition to the unrecognized compensation cost related to unvested RSUs, we determined the majority of the earn-out provisions in the business we acquired from Habits at Work in the year ended December 31, 2016 to be share based compensation expense. In the year ended December 31, 2016, we recorded $1.1 million of share based compensation expense, which is included in general and administrative expenses in our consolidated financial statements, and we do not expect to recognize any additional compensation expense. For additional information, please see Note 4.

22. Major Clients

As discussed in Notes 1 and 2, we provide credit and personal information and identity theft protection services to consumers through relationships with our financial institution clients. Revenue from subscribers obtained through Bank of America, our largest financial institution client, was 46% of consolidated net revenue in each of the years ending December 31, 2016 and 2015. Accounts receivable related to this client totaled $3.8 million and $4.3 million at December 31, 2016 and 2015, respectively.

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

Our Personal Information Services segment offers identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services. Our Bail Bonds Industry Solutions segment includes software management solutions for the bail bonds industry provided by Captira Analytical. Our Pet Health Monitoring segment includes the health and wellness monitoring products and services for veterinarians and pet owners.

The following tables set forth segment information as of and for the years ended December 31, 2016 and 2015:

	Personal Information Services (2)	Insurance and Other Consumer Services (2)	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Year Ended December 31, 2016
Net revenue	$163,702	$9,817	$70	$2,073	$—	$175,662
Depreciation	4,438	145	1,489	107	59	6,238
Amortization	187	326	64	—	—	577
Income (loss) from operations	15,864	(909)	(29,397)	(1,849)	(11,308)	(27,599)
Income (loss) before income taxes	13,182	(909)	(29,396)	(1,849)	(11,478)	(30,450)
Year Ended December 31, 2015
Net revenue	$188,529	$13,298	$53	$1,947	$—	$203,827
Depreciation	4,285	234	1,204	79	175	5,977
Amortization	93	545	49	—	—	687
Income (loss) from operations (1)	14,162	(10,353)	(19,415)	(603)	(22,045)	(38,254)
Income (loss) before income taxes (1)	14,201	(10,362)	(19,414)	(604)	(22,207)	(38,386)

______________________________

(1)

In the year ended December 31, 2016, we implemented an allocation policy to charge a portion of general and administrative expenses from our Corporate business unit into our other segments, which increased operating expenses primarily in our Personal Information Services segment. The charge is a reasonable estimate of the services provided by our Corporate business unit to support each segment’s operations. For comparability, the results of operations for the year ended December 31, 2015 have been recast to reflect this allocation. For additional information, please see Note 2 to our consolidated financial statements.

(2)

Beginning in September 2016, our Habits at Work business was reclassified from our Insurance and Other Consumer Services segment to our Personal Information Services segment due to a change in business strategy. We concluded that the impact to our consolidated financial statements was not material, and therefore we have not recast our segment disclosures for any periods prior to September 2016.

We recorded non-cash impairments in intangibles and other assets totaling $8.5 million in multiple segments in the year ended December 31, 2016, which increased the loss from operations. For additional information, please see Notes 5, 9, 11 and 13.

We recorded a non-cash goodwill impairment of $10.3 million in our Insurance and Other Consumer Services segment in the year ended December 31, 2015, which increased the loss from operations. For additional information, please see Note 13. In addition, we recorded a non-cash impairment of $7.4 million of our long term investment in our Corporate business unit in the year ended December 31, 2015. For additional information, please see Note 12.

	As of December 31, 2016		As of December 31, 2015
	Property and Equipment, net	Total Assets	Property and Equipment, net	Total Assets
	(in thousands)
Segment:
Personal Information Services	$10,391	$36,123	$8,843	$33,056
Insurance and Other Consumer Services	123	11,092	549	16,074
Pet Health Monitoring	21	492	3,702	9,408
Bail Bonds Industry Solutions	247	137	209	685
Corporate	76	5,013	135	10,807
Subtotal	10,858	52,857	13,438	70,030
Less: held for sale	(247)	—	—	—
Consolidated	$10,611	$52,857	$13,438	$70,030

For additional information on assets held for sale, please see Note 5.

We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the year ended December 31, 2016	$163,174	$12,488	$175,662
For the year ended December 31, 2015	$186,316	$17,511	$203,827

24. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2016:
Net revenue	$45,648	$44,751	$43,062	$42,201
Loss from operations	(3,931)	(4,373)	(7,386)	(11,909)
Loss before income taxes	(4,259)	(5,307)	(8,241)	(12,643)
Net loss	(4,266)	(5,307)	(8,108)	(12,788)
Basic and diluted loss per common share	$(0.19)	$(0.23)	$(0.35)	$(0.54)
Year ended December 31, 2015:
Net revenue	$55,512	$51,968	$48,939	$47,408
Loss from operations	(1,509)	(11,067)	(6,575)	(19,103)
Loss before income taxes	(1,695)	(11,036)	(6,711)	(18,944)
Net loss	(1,224)	(24,840)	(4,328)	(14,096)
Basic and diluted loss per common share	$(0.06)	$(1.28)	$(0.22)	$(0.68)

25. Subsequent Events

As announced on January 12, 2017, our Board of Directors appointed Johan Roets as Chief Executive Officer effective January 10, 2017. Michael Stanfield has assumed the role of Chairman and Founder and will continue to serve as the Chairman of the Board of Directors. In connection with these changes, the Company entered into amended and restated employment agreements with both Mr. Roets and Mr. Stanfield and the other executive officers, which supersede and replace the previous employment agreements between the Company and each of these officers.

Effective January 31, 2017, in connection with our strategy to focus on identity and privacy protection services, we divested our ownership in Captira. The sale of Captira for a nominal amount marks the conclusion of our operations in our Bail Bonds Industry Solutions segment, which does not represent a strategic shift that will have a major effect on operations and financial results. For additional information, please see Note 5.

We submitted an amended compliance plan to the CFPB related to our disclosures and business practices, and in February 2017, the CFPB responded with no objections. For additional information, please refer to “Legal Proceedings” in Note 19.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Allowance	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
Year Ended December 31, 2015	$5	$162	$(52)	$115
Year Ended December 31, 2016	$115	$220	$(320)	$15

Allowance for deferred tax assets not expected to be realized:
Year Ended December 31, 2015	$5,673	$18,604	$(4,464)	$19,813
Year Ended December 31, 2016	$19,813	$16,624	$(5,691)	$30,746

Allowance for estimated fair value of Bail Bonds Industry Solutions Segment's assets:
Year Ended December 31, 2016	$—	$744	$—	$744

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC. (Registrant)

By:	/s/ Johan J. Roets
Name: Johan J. Roets
Title: Chief Executive Officer

Date: March 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Johan J. Roets	Chief Executive Officer	March 27, 2017
Johan J. Roets

/s/ Michael R. Stanfield	Chairman of the Board of Directors	March 27, 2017
Michael R. Stanfield

/s/ Ronald L. Barden	Chief Financial Officer	March 27, 2017
Ronald L. Barden

/s/ Tracy M. Ward	Vice President (Principal Accounting Officer)	March 27, 2017
Tracy M. Ward

/s/ John M. Albertine	Director	March 27, 2017
John M. Albertine

/s/ Thomas G. Amato	Director	March 27, 2017
Thomas G. Amato

/s/ Thomas L. Kempner	Director	March 27, 2017
Thomas L. Kempner

/s/ Bruce L. Lev	Director	March 27, 2017
Bruce L. Lev

/s/ John H. Lewis	Director	March 27, 2017
John H. Lewis

/s/ David A. McGough	Director	March 27, 2017
David A. McGough

/s/ Melvin R. Seiler	Director	March 27, 2017
Melvin R. Seiler