Form 10-Q
period 2017-03-31
INTERSECTIONS INC
filed 2017-05-11
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
As of May 5, 2017 there were 27,896,187 shares of common stock, $0.01 par value, issued and 23,873,853 shares outstanding, with 4,022,334 shares of treasury stock.

Form 10-Q
March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUE	$40,449	45,648
OPERATING EXPENSES:
Marketing	3,465	4,565
Commission	9,748	11,221
Cost of revenue	13,003	14,798
General and administrative	16,994	17,146
Loss on disposition of Captira Analytical	130	—
Impairment of intangibles and other assets	16	—
Depreciation	1,300	1,657
Amortization	47	192
Total operating expenses	44,703	49,579
LOSS FROM OPERATIONS	(4,254)	(3,931)
Interest expense, net	(592)	(242)
Other income (expense), net	34	(86)
LOSS BEFORE INCOME TAXES	(4,812)	(4,259)
Income tax benefit (expense)	10	(7)
NET LOSS	$(4,802)	$(4,266)
Net loss per common share—basic and diluted	$(0.20)	$(0.19)
Weighted average common shares outstanding—basic and diluted	23,675	22,887

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,230	$10,857
Accounts receivable, net of allowance for doubtful accounts of $9 (2017) and $15 (2016)	7,953	7,972
Prepaid expenses and other current assets	3,659	3,864
Inventory	250	250
Income tax receivable	2,665	3,314
Deferred subscription solicitation and commission costs	5,974	5,050
Assets held for sale	—	104
Total current assets	25,731	31,411
PROPERTY AND EQUIPMENT, net	10,453	10,611
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	163	210
OTHER ASSETS	1,114	862
TOTAL ASSETS	$47,224	$52,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,204	$2,536
Accrued expenses and other current liabilities	9,844	11,068
Accrued payroll and employee benefits	3,460	4,256
Commissions payable	299	316
Current portion of long-term debt, net	3,561	2,146
Capital leases, current portion	450	471
Deferred revenue	7,350	8,295
Liabilities held for sale	—	104
Total current liabilities	29,168	29,192
LONG-TERM DEBT, net	8,833	10,092
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	751	865
OTHER LONG-TERM LIABILITIES	3,352	3,436
DEFERRED TAX LIABILITY, net	1,905	1,905
TOTAL LIABILITIES	44,009	45,490
COMMITMENTS AND CONTINGENCIES (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 27,592 (2017) and 27,303 (2016); shares outstanding 24,014 (2017) and 23,733 (2016)	276	273
Additional paid-in capital	142,927	142,247
Treasury stock, shares at cost; 3,578 (2017) and 3,570 (2016)	(33,855)	(33,822)
Accumulated deficit	(106,133)	(101,331)
TOTAL STOCKHOLDERS’ EQUITY	3,215	7,367
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,224	$52,857

 See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,802)	$(4,266)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,347	1,849
Amortization of debt issuance cost	156	120
Provision for doubtful accounts	(9)	19
Loss on disposal of fixed assets	(4)	—
Share based compensation	1,130	1,155
Amortization of deferred subscription solicitation costs	3,087	3,930
Loss on disposition of Captira Analytical	130	—
Impairment of intangibles and other long-lived assets	86	—
Changes in assets and liabilities:
Accounts receivable	20	(958)
Prepaid expenses, other current assets and other assets	(184)	(750)
Income tax receivable, net	649	825
Deferred subscription solicitation and commission costs	(4,011)	(2,437)
Accounts payable and accrued liabilities	(324)	(1,811)
Commissions payable	(16)	7
Deferred revenue	(945)	1,961
Other long-term liabilities	(83)	(123)
Cash flows used in operating activities	(3,773)	(479)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for the disposition of Captira Analytical	(315)	—
Increase in restricted cash	115	(375)
Proceeds from sale of property and equipment	4	—
Acquisition of property and equipment	(1,432)	(1,503)
Cash flows used in investing activities	(1,628)	(1,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	20,000
Cash paid for debt issuance costs	—	(1,835)
Capital lease payments	(166)	(174)
Withholding tax payment on vesting of restricted stock units	(381)	(156)
Cash flows (used in) provided by financing activities	(547)	17,835
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,948)	15,478
CASH AND CASH EQUIVALENTS — Beginning of period	10,857	11,471
Cash reclassified to assets held for sale at beginning of period	321	—
CASH AND CASH EQUIVALENTS — End of period	$5,230	$26,949
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$—	$137
Equipment additions accrued but not paid	$164	$141
Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$100	$73
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$—	$83

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization and Business
We provide innovative, information based solutions that help consumers manage risks and make better informed life decisions. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we help consumers monitor, manage and protect against the risks associated with their identities and personal information. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and recently launched Identity Guard® with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® is offered to consumers through direct marketing or through organizations as an embedded product for employees or consumers. In late 2016, we expanded our suite of Identity Guard® products and launched Identity Guard® with Watson™. Identity Guard® with Watson™ offers robust early detection of potential risks and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring service available on the market today.
We have ongoing operations in one other segment, Insurance and Other Consumer Services, and we have sold or ceased primary operations in two other segments, Pet Health Monitoring and Bail Bonds Industry Solutions. As part of our strategy to have a singular focus on our Personal Information Services segment, we sold the business comprising the Bail Bonds Industry Solutions segment in January 2017, and in late 2016, we ceased primary operations and are actively exiting the Pet Health Monitoring segment. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
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
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical (“Captira”). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results have not had a major effect on our consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4.
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
In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. We have elected not to recast our condensed consolidated financial statements for the three months ended March 31, 2016. For information on the effects of the change in measurement, please see "Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. All intercompany transactions have been eliminated from the condensed consolidated statements of operations. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, as filed in our Annual Report on Form 10-K.
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
Restricted Cash
We classify cash as restricted when the cash is unavailable for withdrawal or usage for general operations. Our restricted cash represents cash collateral to one commercial bank for corporate credit cards. Restricted cash is included in prepaid expenses and other current assets in our condensed consolidated balance sheets.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2017 and December 31, 2016 totaled $367 thousand and $360 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
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
On January 1, 2017, we prospectively adopted ASU 2017-04, "Intangibles—Goodwill and Other." In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we perform the quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.
The quantitative assessment is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income approach (discounted cash flow) and market based approach. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. The market based approach measures the value of an entity through an analysis of recent sales or offerings of comparable companies and using revenue and other multiples of comparable companies as a reasonable basis to estimate our implied multiples. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date. In addition, we consider the uncertainty of realizing the projected cash flows in the analysis.
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
If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, then a goodwill impairment loss is recognized for the amount that the carrying value of the reporting unit (including goodwill) exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
As of March 31, 2017, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units. For additional information, please see Note 11.
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
Classification of Debt
In March 2016, we and our subsidiaries entered into a credit agreement with Crystal Financial SPV LLC, which was amended in December 2016 and February 2017 ("Prior Credit Agreement"). Pursuant to the Prior Credit Agreement, we were required to make certain prepayments on our term loan with Crystal Financial SPV LLC in addition to scheduled quarterly repayments, including but not limited to proceeds received from certain tax refunds, asset dispositions, extraordinary receipts, excess cash flows (as defined in the Prior Credit Agreement) and equity issuances. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months are classified as the current portion of long-term debt in our consolidated financial statements, net of unamortized debt issuance costs to be amortized in the next twelve months based on the current effective interest rate applied. Subsequent to March 31, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility, which was fully funded at closing, with PEAK6 Investments, L.P. For additional information, please see Note 21.
Share Based Compensation
We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”). Individual awards under the 2014 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.
The Compensation Committee administers the Plan, and the grants are approved by either the Compensation Committee or by appropriate members of Management in accordance with authority delegated by the Compensation Committee. Restricted stock units in the Plan that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the three months ended March 31, 2017, we did not grant stock options. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the three months ended March 31, 2016.
Expected Dividend Yield. Under the Prior Credit Agreement, we were prohibited from declaring and paying dividends and therefore, the dividend yield was zero.
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
In accordance with U.S. GAAP, we assess the probability that the performance conditions of any performance-based restricted stock units (“PBRSUs”) will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. PBRSUs will vest no later than March 15 of the year after they are granted. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period. During the three months ended March 31, 2017, we did not grant PBRSUs.
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
Contingent Liabilities

We may become involved in litigation or other financial claims as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.
3.    Accounting Standards Updates

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU 2017-04, Intangibles— Goodwill and Other (Topic 350)
The primary amendments in this update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
		January 1, 2017	Prospective	We early adopted this update to reduce the cost and complexity of our annual and interim goodwill impairment analyses. There was no material impact on our condensed consolidated financial statements.
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
		January 1, 2018	1) Retrospec-tively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying these updates recognized at the date of initial application.
We are currently in the planning stage and have not yet begun implementation of the new standard. We have not yet determined the potential impact on our consolidated financial statements or the method by which we will adopt the standard.

ASU 2016-02, Leases (Topic 842)	The primary amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements.	January 1, 2019	Modified retrospective	We are currently in the planning stage and have not yet begun implementation of the new standard. We have not yet determined the potential impact on our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)	This update clarifies the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments.	January 1, 2018	Retrospective	We are currently in the process of evaluating the impact of adoption, if any, on our consolidated financial statements.
4.    Assets and Liabilities Held for Sale
In March 2017, we executed an agreement to dispose of our Habits at Work business, the results of which are recorded in our Personal Information Services segment. The disposition will be effective June 1, 2017. Habits at Work met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our condensed consolidated balance sheets as of March 31, 2017. The disposal does not represent a strategic shift that will have a major effect on operations and financial results, and therefore, it is not expected to qualify as a discontinued operation.
In late 2016, our Board of Directors approved a plan to sell Captira, which comprises our Bail Bonds Industry Solutions segment. Captira met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our consolidated balance sheets as of December 31, 2016. Effective January 31, 2017, we completed the sale of Captira for a nominal amount, which marks the conclusion of our operations in the Bail Bonds Industry Solutions segment. The disposal does not represent a strategic shift that will have a major effect on operations and financial results, and therefore, it is does not qualify as a discontinued operation. For information on the operating results of the Bail Bonds Industry Solutions segment, please see "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
The major classes of assets and liabilities held for sale related to Habits at Work and Captira in the condensed consolidated balance sheets consisted of the following:

	March 31, 2017	December 31, 2016
Assets of disposal group held for sale:
Cash and cash equivalents	$—	$321
Accounts receivable, net	—	177
Prepaid expenses and other current assets	10	97
Property and equipment, net	67	247
Other assets	9	6
Write-down to fair value	(86)	(744)
Total assets of disposal group held for sale	$—	$104

Liabilities of disposal group held for sale:
Accounts payable	$—	$9
Accrued expenses and other current liabilities	—	15
Accrued payroll and employee benefits	—	80
Total liabilities of disposal group held for sale	$—	$104
As part of the required evaluation under U.S. GAAP, we determined that the approximate fair value less costs to sell the businesses were significantly lower than the carrying value of the net assets. As a result, we recorded an impairment charge of $86 thousand related to Habits at Work for the three months ended March 31, 2017, which is included in impairment of intangibles and other assets in our condensed consolidated statements of operations.
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
For the three months ended March 31, 2017 and 2016, options to purchase common stock and unvested restricted stock units estimated to be 3.4 million and 3.0 million shares, respectively, were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.

A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net loss—basic and diluted	$(4,802)	$(4,266)

Weighted average common shares outstanding—basic	23,675	22,887
Dilutive effect of common stock equivalents	—	—
Weighted average common shares outstanding—diluted	23,675	22,887

Net loss per common share—basic and diluted	$(0.20)	$(0.19)
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
For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. As of March 31, 2017, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the three months ended March 31, 2017 or in the year ended December 31, 2016. We did not hold any significant instruments that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 11.
7.    Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Prepaid services	$726	$873
Other prepaid contracts	2,456	2,300
Restricted cash	260	375
Other	217	316
Total	$3,659	$3,864
8.    Inventory
We had an inventory balance of $250 thousand as of March 31, 2017 and December 31, 2016, which was equal to the estimated salvage value of raw materials for our Pet Health Monitoring segment. We did not record a charge for excess or obsolete inventory in the three months ended March 31, 2017 or 2016.
9.    Deferred Subscription Solicitation and Commission Costs
Total deferred subscription solicitation and commission costs included in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 were $6.0 million and $5.1 million, respectively. Amortization of deferred subscription solicitation and commission costs, which is included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended March 31, 2017 and 2016 was $3.1 million and $3.9 million, respectively. Marketing costs expensed as incurred, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended March 31, 2017 and 2016 were $576 thousand and $953 thousand, respectively.

10.    Internally Developed Capitalized Software
We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the three months ended March 31, 2017 or 2016. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Activity in our internally developed capitalized software during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2016	$15,015	$(7,931)	$7,084
Additions	729	—	729
Depreciation expense	—	(932)	(932)
Balance at March 31, 2017	$15,744	$(8,863)	$6,881
			$—
Balance at December 31, 2015	$14,582	$(6,880)	$7,702
Depreciation expense	—	(919)	(919)
Balance at March 31, 2016	$14,582	$(7,799)	$6,783
Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining nine months ending December 31, 2017	$2,569
For the years ending December 31:
2018	2,643
2019	1,649
2020	20
Total	$6,881
11.    Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of March 31, 2017
Gross carrying amount	$35,253	$10,665	$—	$45,918
Accumulated impairment losses	(25,837)	(10,318)	—	(36,155)
Net carrying value of goodwill	$9,416	$347	$—	$9,763

Balance as of December 31, 2016
Gross carrying amount	$35,253	$10,665	$1,390	$47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	$9,416	$347	$—	$9,763
During the three months ended March 31, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Our intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
As of March 31, 2017:
Amortizable intangible assets:
Customer related	$38,874	$(38,857)	$—	$17
Marketing related	2,929	(2,883)	—	46
Technology related	2,771	(2,671)	—	100
Subtotal	44,574	(44,411)	—	163
Less: held for sale	(925)	925	—	—
Total amortizable intangible assets at March 31, 2017	$43,649	$(43,486)	$—	$163
As of December 31, 2016:
Amortizable intangible assets:
Customer related	$38,874	$(38,822)	$(17)	$35
Marketing related	3,336	(3,143)	(138)	55
Technology related	4,068	(3,197)	(751)	120
Subtotal	46,278	(45,162)	(906)	210
Less: held for sale	(1,704)	1,704	—	—
Total amortizable intangible assets at December 31, 2016	$44,574	$(43,458)	$(906)	$210
During the three months ended March 31, 2017, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. Intangible assets decreased in the year ended December 31, 2016 primarily due to the full impairment of assets associated with the decision to wind down our Pet Health Monitoring segment and exit the Habits at Work business. We believe there is a remote possibility of recoverability of these intangible assets as we do not forecast positive cash flows for these businesses.
Intangible assets are amortized over a period of two to ten years. For the three months ended March 31, 2017 and 2016, we had an aggregate amortization expense of $47 thousand and $192 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2017	$105
For the year ending December 31, 2018	58
Total	$163
12.    Accrued Expenses and Other Current Liabilities
The components of our accrued expenses and other current liabilities are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Accrued marketing	$1,096	$1,121
Accrued cost of sales, including credit bureau costs	4,876	5,480
Accrued general and administrative expense and professional fees	1,613	2,190
Insurance premiums	367	360
Estimated liability for non-income business taxes	—	94
Other	1,892	1,823
Total	$9,844	$11,068

13.    Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Accrued payroll	$156	$1,131
Accrued benefits	1,672	1,685
Accrued severance	1,632	1,440
Total accrued payroll and employee benefits	$3,460	$4,256
In the three months ended March 31, 2017, we recorded $1.2 million of expense for severance and severance-related benefits for involuntary terminations, and we paid severance and severance-related benefits of $1.0 million. In the three months ended March 31, 2016, we reduced severance expense by $176 thousand, and we paid severance and severance-related benefits of $1.6 million.
14.    Commitments and Contingencies
Leases
We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining nine months ending December 31, 2017	$2,303	$416
For the years ending December 31:
2018	3,394	550
2019	1,472	401
2020	109	21
2021	93	7
2022	—	—
Total minimum lease payments	$7,371	1,395
Less: amount representing interest		(194)
Present value of minimum lease payments		1,201
Less: current obligation		(450)
Long-term obligations under capital lease		$751
During the three months ended March 31, 2017, we did not enter into any new capital lease arrangements. During the three months ended March 31, 2016, we entered into additional capital lease agreements for approximately $137 thousand. We recorded the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheets. Rental expenses included in general and administrative expenses for the three months ended March 31, 2017 and 2016 were $743 thousand and $712 thousand, respectively.
Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, would result in a material adverse change in our business or financial condition.
In July 2012, the Consumer Financial Protection Bureau (“CFPB”) served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the “Order”) concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the year ended December 31, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. Intersections also submitted an amended compliance plan to the CFPB, to which it responded with no objections on February 1, 2017.

In January 2013, the Office of the West Virginia Attorney General (“WVAG”) served Intersections Insurance Services Inc. (“IISI”) with a complaint that the WVAG had filed in the Circuit Court of Mason County, West Virginia on October 2, 2012. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. IISI filed a motion for a more definite statement, which was denied by the court in December, 2013. On January 21, 2014, IISI filed an answer to the complaint. An administrative conference occurred on May 26, 2016, for the purpose of development of scheduling order to manage the case through the beginning of a trial. A scheduling order is anticipated to be forthcoming within the three months ending June 30, 2017. On April 21, 2017, the West Virginia Court granted motion of the WVAG to add Intersections Inc. as a defendant in the complaint and issued an order denying our motion for summary judgment.
On March 27, 2017, Jeff Noce, a former employee of our i4c subsidiary, served a Complaint, filed in the Circuit Court of Fairfax County, Virginia against i4c Innovations LLC and Intersections Inc. The Complaint alleges a dispute regarding the employment and termination of Mr. Noce. We believe the allegations in the Complaint are without merit and intend to vigorously defend this matter.
For information regarding our policy for analyzing legal proceedings, please see “Contingent Liabilities” in Note 2. As of March 31, 2017, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect in our condensed consolidated financial statements, taken as a whole.
Other
We may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the three months ended March 31, 2017 and 2016 (in thousands):

	Non-Income Business Tax Liability
	2017	2016
Balance at December 31	$94	$3,427
Adjustments to existing liabilities	—	54
Payments	(94)	(21)
Balance at March 31	$—	$3,460

We continue to correspond with the applicable authorities in an effort toward resolution of our ongoing audits using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We are currently under audit by a state for indirect taxes. The audit is ongoing and no assessment has been received by the Company, however, we estimate there is more than a remote possibility that the audit may result in a liability. Due to the unique facts and circumstances of this matter, we are unable to provide a reasonable estimate of the liability, if any, that may result from this audit. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.
In the three months ended March 31, 2017, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $886 thousand, payable in monthly and yearly installments through December 31, 2018. These amounts are expensed on a pro-rata basis and are recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 19 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
15.    Other Long-Term Liabilities
The components of our other long-term liabilities are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Deferred rent	$1,750	$1,850
Uncertain tax positions, interest and penalties not recognized	1,602	1,582
Accrued general and administrative expenses	—	4
Total other long-term liabilities	$3,352	$3,436

16.    Debt and Other Financing
On March 21, 2016, we and our subsidiaries entered into the Prior Credit Agreement with Crystal Financial SPV LLC. In connection with the Prior Credit Agreement, we and our subsidiaries also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The Prior Credit Agreement provided for a $20.0 million term loan, which was fully funded at closing, with a maturity date of March 21, 2019 unless the facility is otherwise terminated pursuant to the terms of the Prior Credit Agreement. We invested $15.0 million of the net proceeds at closing in our i4c subsidiary and for general corporate purposes. The remaining net proceeds were used for general corporate purposes of our other businesses. The Prior Credit Agreement allowed for the orderly wind down of our Pet Health Monitoring segment and the exit of our Bail Bonds Industry Solutions segment and the Habits at Work businesses.
Amounts borrowed under the Prior Credit Agreement bear interest at the greater of LIBOR plus 10% per annum or 10.5% per annum. Interest is payable monthly. The aggregate principal amount of the term loans outstanding must be repaid quarterly starting September 30, 2017 and on the last day of each fiscal quarter thereafter in the quarterly amount of $1.4 million. Certain income tax refunds specified in the Prior Credit Agreement, if agreed upon subsequent to June 30, 2017, must be used to repay principal in the quarter in which we receive them and will be applied to the scheduled quarterly principal payment for that quarter. The Prior Credit Agreement also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 50% of our excess cash flow (as defined in the Prior Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2017 and continuing thereafter. Certain other events defined in the Prior Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions (except for proceeds from the sale of assets in our i4c subsidiary of up to $2.2 million), casualty events, extraordinary receipts, and equity issuances. In addition, we are permitted to invest up to an additional $2.2 million in our i4c subsidiary to complete the wind-down, which is expected to be completed by June 30, 2017 (or such later date as the Administrative Agent may permit). Once amounts borrowed have been paid or prepaid, they may not be reborrowed.
The Prior Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments including a prohibition of any capital contributions to our subsidiary i4c other than from the proceeds of the term loan made on the closing date and fair and reasonable allocation of overhead and administrative expenses; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries’ assets, except for the exiting of the aforementioned businesses; the declaration of certain dividends or distributions; transactions with affiliates (other than parties to the Prior Credit Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes guarantor and enter into certain security documents.
The Prior Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the Prior Credit Agreement, of at least 25% of the total amount outstanding under the term loan until June 30, 2017 and 40% of the total amount outstanding under the term loan subsequent to June 30, 2017. The Prior Credit Agreement also requires us to maintain on a quarterly basis a maximum churn (defined as (i) the sum of subscribers who have discontinued the provision of services provided under certain of our customer’s agreements as of the end of any fiscal month divided by (ii) the aggregate total number of all active subscribers under that certain customer agreement as of the first day of such fiscal month, expressed as a percentage) of 1.875%. Further, if our rights to provide services to subscribers under our agreements with Bank of America cease as a result of Bank of America transferring the provision of such services or using a different service provider and such cessation results in greater than a 20% decline in our consolidated revenue, a covenant violation exists under the Prior Credit Agreement. We are also required to maintain compliance on a quarterly basis with specified minimum consolidated EBITDA (as defined in the Prior Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events). As of March 31, 2017, we were in compliance with all such covenants.
As of March 31, 2017, $13.4 million was outstanding under the Prior Credit Agreement, which was presented net of unamortized debt issuance costs of $1.0 million in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of March 31, 2017, $3.6 million, net, was classified as short-term, which included the minimum maturities as well as our estimated required prepayments, as described above.

Subsequent to March 31, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility, which was fully funded at closing, with PEAK6 Investments, L.P. ("New Credit Agreement"). Under the New Credit Agreement, minimum required maturities are as follows (in thousands):

For the remaining nine months ending December 31, 2017	$—
For the years ending December 31:
2018	—
2019	1,250
2020	5,000
2021	13,750
Total outstanding	$20,000
For additional information on the New Credit Agreement, please see Note 21.
17.    Income Taxes
Our consolidated effective tax rate for the three months ended March 31, 2017 and 2016 was 0.2% and (0.2)%, respectively. The rates remained relatively flat due to the continued valuation allowance.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the three months ended March 31, 2017, as there has been no change to the conclusion from the year ended December 31, 2016 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of March 31, 2017 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of March 31, 2017 relates to an indefinite-lived intangible.
There were no material changes to our uncertain tax positions during the three months ended March 31, 2017 or 2016.
18.    Stockholders’ Equity
Share Based Compensation
We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”), and we have three inactive stock incentive plans: the 1999 Stock Option Plan, the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. As of March 31, 2017, we have 2.5 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 3.2 million shares are outstanding under all of our active and inactive plans. In April 2017, our Board of Directors approved, and recommended that our stockholders approve, a second amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 4.0 million shares, from 5.5 million shares to 9.5 million shares. We are seeking stockholder approval of this amendment at our Annual Meeting of Stockholders scheduled to be held on May 31, 2017. If approved by our stockholders, the proposed amendment will automatically become effective upon approval. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.
Stock Options
Total share based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three months ended March 31, 2017 was $34 thousand. There was no share based compensation expense recognized for stock options in the three months ended March 31, 2016.

The following table summarizes our stock option activity during the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2016	861,366	$3.99
Granted	—	$—
Canceled	(8,000)	$9.90
Outstanding at March 31, 2017	853,366	$3.94	$815	5.32
Exercisable at March 31, 2017	474,366	$5.25	$163	2.21
There were no options granted or exercised during the three months ended March 31, 2017 or 2016.
As of March 31, 2017, there was $241 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units and Restricted Stock Awards
Total share based compensation expense recognized for restricted stock units and restricted stock awards (together, “RSUs”), which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended March 31, 2017 and 2016 was $1.2 million and $850 thousand, respectively.
The following table summarizes the activity of our RSUs during the three months ended March 31, 2017:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	3,363,946	$2.78
Granted	761,642	$3.99
Canceled (1)	(1,532,278)	$2.45
Vested	(256,106)	$3.28
Outstanding at March 31, 2017	2,337,204	$3.33
____________________

(1)	Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 8 thousand in the three months ended March 31, 2017.
As of March 31, 2017, there was $6.1 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Other
In addition to the stock options and RSUs, we determined the majority of the earn-out provisions in the business we acquired in March 2015 from Habits at Work to be share based compensation expense. In the three months ended March 31, 2017, we reduced share based compensation expense by $57 thousand due to actual Habits at Work performance being lower than forecasted. In the three months ended March 31, 2016, we recorded share based compensation expense of $305 thousand, which is included in general and administrative expenses in our condensed consolidated financial statements. Due to the exit of the Habits at Work business, there is no remaining unrecognized compensation expense.
As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 8 thousand in the three months ended March 31, 2017. Under the Prior Credit Agreement, we were prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock. For additional information, please see Note 21.
19.    Related Party Transactions
Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services and application development. In connection with these agreements, we paid monthly installments totaling $216 thousand in each of the three month periods ended March 31, 2017 and 2016. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, we owed $70 thousand to DMS under this agreement.

In September 2016 and February 2017, we entered into data services agreements with DMS, under which DMS will provide us application development services. In the three months ended March 31, 2017, we paid $430 thousand for the development, implementation, and monthly service fees related to the current agreements. As of March 31, 2017 and December 31, 2016, we owed $185 thousand and $92 thousand, respectively, to DMS under the current agreements.
Loeb Partners Corporation – In connection with the closing of the Prior Credit Agreement, we paid $553 thousand in advisory fees in the three months ended March 31, 2016 to Loeb Partners Corporation. Loeb Partners Corporation is an affiliate of Loeb Holding Corporation. One of the members of our Board of Directors is the beneficial owner of a majority of the voting stock of Loeb Holding Corporation, and is the Chairman and Chief Executive Officer of Loeb Partners Corporation.
20.    Segment and Geographic Information
Our products and services were grouped into four reportable segments during the three months ended March 31, 2017 and 2016: Personal Information Services, Insurance and Other Consumer Services, Pet Health Monitoring and Bail Bonds Industry Solutions. In December 2016, we ceased primary operations in the Pet Health Monitoring segment, and in January 2017, we sold the business comprising the Bail Bonds Industry Solutions segment. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
Our Personal Information Services segment offers identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services.
The following table sets forth segment information for the three months ended March 31, 2017 and 2016:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended March 31, 2017
Revenue	$38,610	$1,657	$—	$182	$—	$40,449
Depreciation	1,255	32	3	—	10	1,300
Amortization	47	—	—	—	—	47
(Loss) income from operations	(2,738)	378	(598)	(46)	(1,250)	(4,254)
(Loss) income before income taxes	(3,296)	378	(598)	(46)	(1,250)	(4,812)
Three months ended March 31, 2016
Revenue	$42,479	$2,661	$15	$493	$—	$45,648
Depreciation	1,154	53	407	20	23	1,657
Amortization	46	128	18	—	—	192
Income (loss) from operations	4,075	(258)	(5,132)	(98)	(2,518)	(3,931)
Income (loss) before income taxes	3,859	(258)	(5,129)	(98)	(2,633)	(4,259)

In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. We have elected not to recast our condensed consolidated financial statements for the three months ended March 31, 2016. The change in measurement would have had the approximate effects of a $2.0 million increase in loss from operations in our Personal Information Services segment, a $1.5 million decrease in loss from operations in our Corporate business unit and insignificant changes in our other segments for the three months ended March 31, 2016.
The following table sets forth segment information as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
	Property and Equipment, net	Total Assets	Property and Equipment, net	Total Assets
	(in thousands)
Segment:
Personal Information Services	$10,344	$35,147	$10,391	$36,123
Insurance and Other Consumer Services	92	10,827	123	11,092
Pet Health Monitoring	17	396	21	492
Bail Bonds Industry Solutions	—	—	247	137
Corporate	—	854	76	5,013
Subtotal	10,453	47,224	10,858	52,857
Less: held for sale	—	—	(247)	—
Consolidated	$10,453	$47,224	$10,611	$52,857
For additional information on assets held for sale, please see Note 4.
We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue:
For the three months ended March 31, 2017	$37,390	$3,059	$40,449
For the three months ended March 31, 2016	$42,627	$3,021	$45,648
21.    Subsequent Events
On April 20, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility ("New Credit Agreement"), which was fully funded at closing, with PEAK6 Investments, L.P. ("PEAK6 Investments"). The New Credit Agreement extends the maturity date, reduces and defers mandatory quarterly principal payments, and carries a lower interest rate compared to the Prior Credit Agreement. The maturity date of the New Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The initial interest rate is 9.486% per annum, to be adjusted annually on March 31 to 7.75% plus 1 year LIBOR.
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay related interest and prepayment penalties, transaction fees and expenses. We expect to use the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to accelerate both subscriber acquisition and product development.
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant (the "Warrant") to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share. Additionally, in connection with the New Credit Agreement, we used the proceeds from the sale of the Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. PEAK6 Capital Management LLC is an affiliate of PEAK6 Investments. For additional information on the New Credit Agreement, please see "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2016 and 2015, and as of December 31, 2016 and 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.
Forward-Looking Statements
Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,'' “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including the success of our strategic objectives, our ability to generate revenue from our partner sales strategy and business development pipeline with our distribution partners; the impact of shutting down our Pet Health Monitoring segment; the timing and success of new product launches and other growth initiatives, including our new Identity Guard® with Watson™ product; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring charges; our incurring additional impairment costs or charges on goodwill and/or assets; our ability to control costs; our ability to maintain sufficient liquidity and produce sufficient cash flow to fund our business, growth strategy and debt service obligations; and our needs for additional capital to grow our business, including our ability to maintain compliance with the covenants under our term loan or seek additional sources of debt and/or equity financing. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under “Forward-Looking Statements,” “Item 1. Business—Government Regulation” and “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K and herein and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.
Overview
We provide innovative, information based solutions that help consumers manage risks and make better informed life decisions. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we help consumers monitor, manage and protect against the risks associated with their identities and personal information. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and recently launched Identity Guard® with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® is offered to consumers through direct marketing or through organizations as an embedded product for employees or consumers. In late 2016, we expanded our suite of Identity Guard® products and launched Identity Guard® with Watson™. Identity Guard® with Watson™ offers robust early detection of potential risks and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring service available on the market today.
We have ongoing operations in one other segment, Insurance and Other Consumer Services, and we have sold or ceased primary operations in two other segments, Pet Health Monitoring and Bail Bonds Industry Solutions. As part of our strategy to have a singular focus on our Personal Information Services segment, we sold the business comprising the Bail Bonds Industry Solutions segment in January 2017, and in late 2016, we ceased primary operations and are actively exiting the Pet Health Monitoring segment. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
Recent Developments
On April 20, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement (as defined below) with a new $20.0 million term loan facility ("New Credit Agreement"), which was fully funded at closing, with PEAK6 Investments, L.P. ("PEAK6 Investments"). The New Credit Agreement extends the maturity date, reduces and defers mandatory quarterly principal payments, and carries a lower interest rate compared to the Prior Credit Agreement. The maturity date of the New Credit Agreement is

April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The initial interest rate is 9.486% per annum, to be adjusted annually on March 31 to 7.75% plus 1 year LIBOR.
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the credit agreement dated as of March 21, 2016, as amended from time to time, among us, the other Credit Parties party thereto, Crystal Financial SPV LLC as term lender, and Crystal Financial LLC as administrative agent for the secured parties ("Prior Credit Agreement"), and to pay related interest and prepayment penalties, transaction fees and expenses. We expect to use the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to accelerate both subscriber acquisition and product development.
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant (the "Warrant") to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share. The Warrant is immediately exercisable and has a five year term. Additionally, in connection with the New Credit Agreement, we used the proceeds from the sale of the Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. PEAK6 Capital Management LLC is an affiliate of PEAK6 Investments. For additional information on the New Credit Agreement, please see "—Liquidity and Capital Resources" below.
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
We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we launched Identity Guard® with Watson™ in 2016. Identity Guard® with Watson™ is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Identity Guard® with Watson™ maximizes the power of IBM Watson™ cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safer web browsing tools. Identity Guard® with Watson™ also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. We believe it is the first product of its kind that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson™ technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. We plan to focus on making Identity Guard® with Watson™ our leading offering to consumers in the U.S. and Canada.
We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 57% and 60% of our Personal Information Services segment revenue in the three months ended March 31, 2017 and 2016, respectively. Revenue from our largest client, Bank of America, constituted approximately 46% and 48% of our Personal Information Services segment revenue in the three months ended March 31, 2017 and 2016, respectively. Bank of America ceased marketing of our services in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. Bank of America, however, has the right to require us to cease providing services to its customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Furthermore, we are dependent on Bank of America to cooperate in continued servicing, including subscriber billing. We did not generate any new subscribers from Bank of America or other U.S. financial institution clients in 2017 or 2016, as all marketing of our products by our financial institution clients in the U.S. was terminated in both our Personal Information Services and Insurance and Other Consumer Services segments.

In 2016 and so far in 2017, we have continued to expand our business relationships with new partners including retail, communication and other industrial partners, as well as partnering with employers to offer Identity Guard® as an employee benefit option. We also expanded our internal business development and client relationship divisions to ensure wider coverage across the U.S., and we made investments in our internal systems and member platforms in order to build and enhance our partner distribution channels and generate subscriber growth. We continue to develop, improve and expand upon all of these initiatives.
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
Other
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
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical (“Captira”). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results have not had a major effect on our consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4 to our condensed consolidated financial statements.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of March 31, 2017 and December 31, 2016 totaled $367 thousand and $360 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
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
On January 1, 2017, we prospectively adopted ASU 2017-04, "Intangibles—Goodwill and Other." In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we perform the quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.
The quantitative assessment is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using a combined income approach (discounted cash flow) and market based approach. The income approach measures the value of the reporting units by the present values of its economic benefits. These benefits can include revenue and cost savings. The market based approach measures the value of an entity through an analysis of recent sales or offerings of comparable companies and using revenue and other multiples of comparable companies as a reasonable basis to estimate our implied multiples. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for use of funds, trends within the industry, and risks associated with particular investments of similar type and quality as of the valuation date. In addition, we consider the uncertainty of realizing the projected cash flows in the analysis.
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
If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, then a goodwill impairment loss is recognized for the amount that the carrying value of the reporting unit (including goodwill) exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
As of March 31, 2017, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units. For additional information, please see Note 11 to our condensed consolidated financial statements.
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
Classification of Debt

In March 2016, we and our subsidiaries entered into the Prior Credit Agreement. Pursuant to the Prior Credit Agreement, we were required to make certain prepayments on our term loan with Crystal Financial SPV LLC in addition to scheduled quarterly repayments, including but not limited to proceeds received from certain tax refunds, asset dispositions, extraordinary receipts, excess cash flows (as defined in the Prior Credit Agreement) and equity issuances. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months are classified as the current portion of long-term debt in our consolidated financial statements, net of unamortized debt issuance costs to be amortized in the next twelve months based on the current effective interest rate applied. Subsequent to March 31, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility, which was fully funded at closing, with PEAK6 Investments. For additional information, please see "—Liquidity and Capital Resources" below.
Share Based Compensation
We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the “Plan”). Individual awards under the 2014 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.
The Compensation Committee administers the Plan, and the grants are approved by either the Compensation Committee or by appropriate members of Management in accordance with authority delegated by the Compensation Committee. Restricted stock units in the Plan that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. During the three months ended March 31, 2017, we did not grant stock options. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the three months ended March 31, 2016.
Expected Dividend Yield. Under the Prior Credit Agreement, we were prohibited from declaring and paying dividends and therefore, the dividend yield was zero.
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
In accordance with U.S. GAAP, we assess the probability that the performance conditions of any performance-based restricted stock units (“PBRSUs”) will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. PBRSUs will vest no later than March 15 of the year after they are granted. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period. During the three months ended March 31, 2017, we did not grant PBRSUs.
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
Contingent Liabilities
We may become involved in litigation or other financial claims as a result of our normal business operations. We periodically analyze currently available information and make a determination of the probability of loss and provide a range of possible loss when we believe that sufficient and appropriate information is available. We accrue a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a loss is probable and a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount in the range, then the minimum of the range is accrued. We do not accrue a liability when the likelihood that the liability has been incurred is believed to be probable but the amount cannot be reasonably estimated or when the likelihood that a liability has been incurred is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and the impact could potentially be material, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.
Accounting Standards Updates Recently Adopted and Accounting Standards Updates Not Yet Effective
For information about accounting standards updates recently adopted and accounting standards updates not yet effective, please see Note 3 to our condensed consolidated financial statements.

Results of Operations
Three Months Ended March 31, 2017 and 2016 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended March 31, 2017
Revenue	$38,610	$1,657	$—	$182	$—	$40,449
Operating expenses:
Marketing	3,448	—	15	2	—	3,465
Commission	9,110	636	—	2	—	9,748
Cost of revenue	12,821	153	4	25	—	13,003
General and administrative	14,451	458	646	199	1,240	16,994
Impairment of intangibles and other assets	86	—	(70)	—	—	16
Depreciation	1,255	32	3	—	10	1,300
Amortization	47	—	—	—	—	47
Total operating expenses	41,348	1,279	598	228	1,250	44,703
(Loss) income from operations	$(2,738)	$378	$(598)	$(46)	$(1,250)	$(4,254)

Three months ended March 31, 2016
Revenue	$42,479	$2,661	$15	$493	$—	$45,648
Operating expenses:
Marketing	3,767	8	776	14	—	4,565
Commission	10,344	872	—	5	—	11,221
Cost of revenue	14,418	130	205	45	—	14,798
General and administrative	8,675	1,728	3,741	507	2,495	17,146
Depreciation	1,154	53	407	20	23	1,657
Amortization	46	128	18	—	—	192
Total operating expenses	38,404	2,919	5,147	591	2,518	49,579
Income (loss) from operations	$4,075	$(258)	$(5,132)	$(98)	$(2,518)	$(3,931)

Personal Information Services Segment
Loss from operations for this segment for the three months ended March 31, 2017, compared to income from operations for the three months ended March 31, 2016, is primarily due to increased general and administrative expenses and decreased revenue, partially offset by decreased cost of revenue and commission expenses.

	Three Months Ended March 31,
	2017	2016	Difference	%
Revenue	$38,610	$42,479	$(3,869)	(9.1)%
Operating expenses:
Marketing	3,448	3,767	(319)	(8.5)%
Commission	9,110	10,344	(1,234)	(11.9)%
Cost of revenue	12,821	14,418	(1,597)	(11.1)%
General and administrative	14,451	8,675	5,776	66.6%
Depreciation	1,255	1,154	101	8.8%
Amortization	47	46	1	2.2%
Total operating expenses	41,348	38,404	2,944	7.7%
(Loss) income from operations	$(2,738)	$4,075	$(6,813)	(167.2)%
Revenue. The decrease in revenue is primarily due to a $3.4 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service.

Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
The decrease in revenue and subscribers in our Identity Guard® business line compared to the three months ended March 31, 2016 is primarily due to a decrease in subscribers acquired through one of our partners that is no longer marketing our products. Additionally, revenue for the three months ended March 31, 2017 from subscribers acquired through our direct-to-consumer marketing channels was lower than the prior year quarter primarily due to reduced marketing spending since late 2016, which has resulted in fewer subscriber acquisitions. We expect to continue a reduced level of direct-to-consumer marketing spending in the second quarter of 2017, which may result in reduced subscriber acquisitions and revenue from that channel. The revenue decline of our partner and direct-to-consumer channels were partially offset by increased revenue from breach response services. We expect revenue and subscribers acquired through our primary subscriber acquisition channels of partners and breach response services to grow in 2017.
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
The following tables provide details of our Personal Information Services segment revenue and subscriber information for the three months ended March 31, 2017 and 2016:
Personal Information Services Segment Revenue

	Three Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)		(Percent of total)
Bank of America	$17,708	$20,476	45.9%	48.2%
All other financial institution clients	4,195	4,859	10.9%	11.5%
Identity Guard®	13,286	14,123	34.4%	33.2%
Canadian business lines	3,059	3,021	7.9%	7.1%
Other	362	—	0.9%	0.0%
Total Personal Information Services revenue	$38,610	$42,479	100.0%	100.0%
Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard®	Canadian Business Lines	Total
	(in thousands)
Balance at December 31, 2016	705	380	162	1,247
Additions	1	55	30	86
Cancellations	(24)	(68)	(32)	(124)
Balance at March 31, 2017	682	367	160	1,209

Balance at December 31, 2015	829	363	165	1,357
Reclassification (1)	(11)	11	—	—
Additions	1	81	35	117
Cancellations	(33)	(57)	(36)	(126)
Balance at March 31, 2016	786	398	164	1,348
——————————————————

(1)
We periodically refine the criteria used to calculate and report our subscriber data. In the year ended December 31, 2016, we reclassified certain subscribers that receive our breach response services, and the associated revenue, from the Financial Institution category to the Identity Guard® category.

Personal Information Services Operating Expenses
Marketing Expenses. Marketing expenses consisted of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing and direct mail expenses such as printing and postage. In the three months ended March 31, 2017 and 2016, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended March

31, 2017 and 2016 was $2.9 million and $3.6 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred for the three months ended March 31, 2017 and 2016 were $559 thousand and $162 thousand, respectively. We expect to focus our direct-to-consumer marketing spending on our most productive marketing programs which is expected to lower spending beginning in the second quarter of 2017 and may result in reduced subscriber acquisitions and revenue from that channel.
As a percentage of revenue, marketing expenses were 8.9% for each of the three months ended March 31, 2017 and 2016.
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
As a percentage of revenue, commission expenses decreased to 23.6% for the three months ended March 31, 2017 from 24.4% for the three months ended March 31, 2016.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data.
As a percentage of revenue, cost of revenue decreased slightly to 33.2% for three months ended March 31, 2017 from 33.9% for the three months ended March 31, 2016.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, legal, human resources and finance functions, as well as the majority of internal audit and other corporate overhead costs. Beginning in January 2017, we changed our overhead allocation measurement as a result of decisions to exit the Pet Health Monitoring and Bail Bonds Industry Solutions businesses. This change resulted in an increase of at least $2.0 million in general and administrative expenses in the three months ended March 31, 2017 compared to the prior year quarter, including share based compensation expense of $520 thousand. The increase was also a result of increased payroll-related expenses due to severance charges of approximately $1.3 million as well as increased headcount in our sales department and partner sales channel. As a result of the change in corporate overhead allocation, we expect unfavorable variances compared to the prior year quarters in general and administrative expenses for the remainder of 2017. For additional information, please see "Corporate" below.
As a percentage of revenue, general and administrative expenses increased significantly to 37.4% for the three months ended March 31, 2017 from 20.4% for the three months ended March 31, 2016.
Depreciation. Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The increase is due to internally developed capitalized software related to the development of Identity Guard® with Watson™, the majority of which was placed into service in late 2016.
As a percentage of revenue, depreciation increased slightly to 3.3% for the three months ended March 31, 2017 from 2.7% for the three months ended March 31, 2016.
Goodwill. During the three months ended March 31, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.

Insurance and Other Consumer Services Segment
Income from operations for this segment for three months ended March 31, 2017, compared to loss from operations for the three months ended March 31, 2016, is primarily due to decreased general and administrative and commission expenses, partially offset by decreased revenue.

	Three Months Ended March 31,
	2017	2016	Difference	%
Revenue	$1,657	$2,661	$(1,004)	(37.7)%
Operating expenses:
Marketing	—	8	(8)	(100.0)%
Commission	636	872	(236)	(27.1)%
Cost of revenue	153	130	23	17.7%
General and administrative	458	1,728	(1,270)	(73.5)%
Depreciation	32	53	(21)	(39.6)%
Amortization	—	128	(128)	(100.0)%
Total operating expenses	1,279	2,919	(1,640)	(56.2)%
Income (loss) from operations	$378	$(258)	$636	246.5%
Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 47 thousand subscribers as of March 31, 2017, which is a 25.4% decrease from our subscriber base of 63 thousand subscribers as of March 31, 2016.
Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.
As a percentage of revenue, commission expenses increased to 38.4% for the three months ended March 31, 2017 from 32.8% for the three months ended March 31, 2016.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers.
As a percentage of revenue, cost of revenue increased to 9.2% for three months ended March 31, 2017 from 4.9% for the three months ended March 31, 2016.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology and program and account management functions. The significant decrease is primarily due to decreased payroll-related costs as a result of the change in our policy of allocating general and administrative expenses from our Corporate business unit into our other segments. For additional information, please see "Corporate" below.
As a percentage of revenue, general and administrative expenses decreased significantly to 27.6% for the three months ended March 31, 2017 from 64.9% for the three months ended March 31, 2016.
Goodwill. During the three months ended March 31, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Insurance and Other Consumer Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future.

Pet Health Monitoring Segment

	Three Months Ended March 31,
	2017	2016	Difference	%
Revenue	$—	$15	$(15)	(100.0)%
Operating expenses:
Marketing	15	776	(761)	(98.1)%
Cost of revenue	4	205	(201)	(98.0)%
General and administrative	646	3,741	(3,095)	(82.7)%
Impairment of intangibles and other assets	(70)	—	(70)	N/M
Depreciation	3	407	(404)	(99.3)%
Amortization	—	18	(18)	(100.0)%
Total operating expenses	598	5,147	(4,549)	(88.4)%
Loss from operations	$(598)	$(5,132)	$4,534	88.3%
Loss from operations in our Pet Health Monitoring segment decreased significantly for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This segment generated substantial losses from formation through the end of 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. As a result of actions taken by our Board of Directors to refocus on our principal marketplace of identity and privacy protection, this business ceased primary operations in the fourth quarter of 2016 and is expected to be wound down in an orderly manner in the first half of 2017. During our wind-down efforts, there may be additional gains and/or losses due to subsequent fair value adjustments. Following the completed disposition of the business, we expect the results of the Pet Health Monitoring segment will be reported as a discontinued operation in accordance with U.S. GAAP.
Bail Bonds Industry Solutions Segment

	Three Months Ended March 31,
	2017	2016	Difference	%
Revenue	$182	$493	$(311)	(63.1)%
Operating expenses:
Marketing	2	14	(12)	(85.7)%
Commission	2	5	(3)	(60.0)%
Cost of revenue	25	45	(20)	(44.4)%
General and administrative	199	507	(308)	(60.7)%
Depreciation	—	20	(20)	(100.0)%
Total operating expenses	228	591	(363)	(61.4)%
Loss from operations	$(46)	$(98)	$52	53.1%
In 2016, in connection with our strategy to focus on identity and privacy protection services, we initiated a plan to divest the business. Effective January 31, 2017, we divested our ownership in Captira, which marked the conclusion of our operations in our Bail Bonds Industry Solutions segment. This segment’s operating results have not had a significant impact on our consolidated financial results and are not classified as a discontinued operation.
Corporate
In the three months ended March 31, 2017 and 2016, our loss from operations of $1.2 million and $2.5 million, respectively, primarily consisted of general and administrative expenses. In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. General and administrative expenses in our Corporate business unit primarily consist of payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors. As a result, general and administrative expenses decreased by $1.3 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, of which approximately $1.1 million was the effect of the change in measurement of segment profit and loss, and we expect that decrease to continue for the remainder of 2017.
Total share based compensation expense in our Corporate business unit for the three months ended March 31, 2017 and 2016 was $582 thousand and $850 thousand, respectively.

Interest Expense
Interest expense increased to $592 thousand for the three months ended March 31, 2017 from $242 thousand for the three months ended March 31, 2016. The increase is primarily due to interest related to the Prior Credit Agreement, which was funded in March 2016. As a result of the outstanding debt under the New Credit Agreement, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 16 to our condensed consolidated financial statements.
Other Income (Expense), net
Other income was $34 thousand for the three months ended March 31, 2017 compared to other (expense) of $(86) thousand for the three months ended March 31, 2016. The increase in other income is primarily due to unrealized foreign exchange gains.
Income Taxes
Our consolidated effective tax rate for the three months ended March 31, 2017 and 2016 was 0.2% and (0.2)%, respectively. The rates remained relatively flat due to the continued valuation allowance.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the three months ended March 31, 2017, as there has been no change to the conclusion from the year ended December 31, 2016 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of March 31, 2017 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of March 31, 2017 relates to an indefinite-lived intangible.
There were no material changes to our uncertain tax positions during the three months ended March 31, 2017 or 2016.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of March 31, 2017 were $5.2 million compared to $10.9 million as of December 31, 2016. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
Our accounts receivable balance was $8.0 million as of March 31, 2017 and December 31, 2016. The likelihood of non-payment has historically been remote with respect to our Identity Guard®, financial institution and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach response services and health and wellness consulting clients. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
As a result of lower cash and cash equivalents, we had a working capital deficit of $(3.4) million as of March 31, 2017 compared to a surplus of $2.2 million as of December 31, 2016. The decrease is primarily due to the loss from operations in the three months ended March 31, 2017. Our short-term and long-term liquidity depends primarily upon our level of income from operations, cash balances, working capital management and the amount of wind down costs associated with the planned exit of certain of our businesses.
Pursuant to the Prior Credit Agreement, we were required to maintain at all times minimum cash on hand, as defined in the Prior Credit Agreement, of at least 25% of the total amount outstanding under the term loan until June 30, 2017 and 40% of the total amount outstanding under the term loan thereafter. The New Credit Agreement (as described below) requires us to maintain at all times a minimum cash on hand amount, as defined in the New Credit Agreement, of at least 20% of the total amount outstanding under the term loan.
Subsequent to receiving proceeds from the New Credit Agreement, we believe that the cash and cash equivalents on hand and anticipated cash provided by operations will be sufficient to fund our anticipated working capital requirements of those business segments for the next twelve months. If there is a material change in our anticipated cash provided by operations or working capital needs at a time when we are not in compliance with all of the covenants in the New Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.

We may explore additional financing sources to fund expansion, to respond to competitive pressures, to invest in or acquire complementary products, businesses or technologies, or to lower our cost of capital, which could include equity and debt financings. There can be no guarantee that any additional financing will be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity or equity-like securities, existing stockholders could suffer significant dilution, and if we raise additional funds through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to common stock, could result in increased interest expense and other costs, and could contain additional covenants that could restrict operations.

	Three Months Ended March 31,
	2017	2016	Difference
	(In thousands)
Cash flows provided by (used in):
Operating activities	$(3,773)	$(479)	$(3,294)
Investing activities	(1,628)	(1,878)	250
Financing activities	(547)	17,835	(18,382)
(Decrease) increase in cash and cash equivalents	(5,948)	15,478	(21,426)
Cash and cash equivalents — Beginning of period	10,857	11,471	(614)
Cash reclassified to assets held for sale at beginning of period	321	—	321
Cash and cash equivalents — End of period	$5,230	$26,949	$(21,719)
The decrease in cash flows from operations is primarily due to decreases in revenue from reduced subscribers from the comparable quarter and an increase in cash paid for marketing to our direct-to-consumer portfolio, partially offset by significant decreases in operating expenses for our Pet Health Monitoring segment as a result of the cessation of the primary operations from the comparable quarter.
We expect the costs associated with exiting certain of our businesses, including severance and other wind down costs, to be funded by cash provided by operations in the remainder of 2017. Any unforeseen increase in these costs, or others, may negatively impact our results of operations. Additionally, we continue our efforts to resolve a federal income tax refund claim in 2017, which, if successful, would increase our cash from operations.
The increase in cash flows from investing activities is primarily due to a decrease in restricted cash balances for cash collateral to a commercial bank for corporate credit cards, partially offset by payments related to the sale of Captira. For additional information, please see Note 4 to our condensed consolidated financial statements.
The decrease in cash flows from financing activities is due to proceeds of $20.0 million from the closing of the Prior Credit Agreement in the three months ended March 31, 2016, described below.
Credit Facility and Borrowing Capacity
New Credit Agreement
On April 20, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility (which was fully funded at closing) with PEAK6 Investments.
In order to consummate the refinancing, we and our subsidiaries entered into the New Credit Agreement with PEAK6 Investments as Term Lender and as Administrative Agent, and also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The New Credit Agreement extends the maturity date, reduces and defers mandatory quarterly principal payments, and carries a lower interest rate compared to the Prior Credit Agreement. The maturity date of the New Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The initial interest rate is 9.486% per annum, to be adjusted annually on March 31 to 7.75% plus 1 year LIBOR, and interest is payable monthly. The New Credit Agreement is secured by substantially all of the assets of Intersections and its subsidiaries and a pledge by Intersections of stock and membership interests it holds in any domestic and first-tier foreign subsidiaries.
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay related interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand. We expect to use the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to accelerate both subscriber acquisition and product development.
The New Credit Agreement also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 25% of our excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2018 and continuing thereafter. Certain other events defined in the New Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions (except for proceeds from the sale of assets in our i4c subsidiary of up to $2.2 million), casualty events, extraordinary receipts, and equity issuances. In addition, we are permitted to invest up to $2.2 million, in the aggregate inclusive of amounts already invested, in our i4c subsidiary to complete the wind-down, which is expected to be completed by June 30, 2017 (or such later date as the Administrative Agent may permit). Once amounts borrowed have been paid or prepaid, they may not be reborrowed.
The New Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments including a prohibition of any capital contributions to our subsidiary i4c other than to complete the wind-down as noted above and fair and reasonable allocation of overhead and administrative expenses; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries' assets, except for the orderly wind down of the Pet Health Monitoring, and the exits of our Bail Bonds Industry Solutions and Habits at Work businesses; the declaration of certain dividends or distributions; transactions with affiliates (other than parties to the New Credit Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes a guarantor and enters into certain security documents.
The New Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the New Credit Agreement, of at least 20% of the total amount outstanding under the term loan. We are also required to maintain compliance on a quarterly basis commencing with the quarter ending December 31, 2017 with minimum consolidated EBITDA (as defined in the New Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) of $2.0 million; provided consolidated EBITDA from the immediately preceding quarter in excess of $2.0 million may be added to a current quarter to make up any shortfall and provided further that when we have not met the minimum consolidated EBITDA test for any quarter (even after including excess consolidated EBITDA for the prior quarter) the test for compliance is deferred until the end of the next quarter and we shall be deemed to be in compliance if, taking into account consolidated EBITDA in excess of $2.0 million from the prior quarter, consolidated EBITDA from the test quarter, and consolidated EBITDA in excess of $2.0 million from the subsequent quarter, we pass the minimum compliance test. Excess consolidated EBITDA in any quarter can be counted only once for determining compliance with this covenant.
The New Credit Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, cross-defaults to other indebtedness, invalidity of loan documents defaults, change in control defaults, conduct of business defaults, and criminal and regulatory action defaults.
Warrant
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a Warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share. The Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a "net share settlement" feature that requires the holder to exercise the Warrant without a cash payment upon the terms set forth therein. The Warrant includes a feature to provide for increases in the number of shares issuable upon exercise in the event of a future change of control transaction (as defined therein), with the number of increased shares based upon the time elapsed from issuance of the Warrant and the difference between the exercise price of the Warrant and the transaction price in the change of control, all as more fully set forth in the Warrant. The Warrant also provides for adjustments in the underlying number of shares and exercise price in the event of recapitalizations, stock splits or dividends and other corporate events.
Stock Redemption
In connection with the New Credit Agreement, we used the proceeds from the sale of the Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. PEAK6 Capital Management LLC is an affiliate of PEAK6 Investments.
The repurchase was made pursuant to our previously announced share repurchase program. Following the repurchase, we have approximately $15.3 million remaining under our repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under the New Credit Agreement.
Prior Credit Agreement
In March 2016, we and our subsidiaries entered into the Prior Credit Agreement with Crystal Financial SPV LLC. The Prior Credit Agreement provided for a $20.0 million term loan, which was fully funded at closing. For additional information related to the terms of the Prior Credit Agreement, please see Note 16 to our condensed consolidated financial statements.
As of March 31, 2017, $13.4 million was outstanding under the Prior Credit Agreement, which was presented net of unamortized debt issuance costs of $1.0 million in our condensed consolidated balance sheets. As of March 31, 2017, we were in compliance with all covenants under the Prior Credit Agreement. As a result of the refinancing, we expect to recognize a non-cash loss on debt extinguishment in the three months ending June 30, 2017.
Share Repurchase
As of March 31, 2017, prior to the repurchase in connection with the New Credit Agreement, we had approximately $16.9 million remaining under our share repurchase program. During the three months ended March 31, 2017 and 2016, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 8 thousand in the three months ended three months ended March 31, 2017.
Other
In April 2017, our Board of Directors approved, and recommended that our stockholders approve, a second amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 4.0 million shares, from 5.5 million shares to 9.5 million shares. We are seeking stockholder approval of this amendment at our Annual Meeting of Stockholders scheduled to be held on May 31, 2017. If approved by our stockholders, the proposed amendment will automatically become effective upon approval.
We may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the three months ended March 31, 2017 and 2016 (in thousands):

	Non-Income Business Tax Liability
	2017	2016
Balance at December 31	$94	$3,427
Adjustments to existing liabilities	—	54
Payments	(94)	(21)
Balance at March 31	$—	$3,460
We continue to correspond with the applicable authorities in an effort toward resolution of our ongoing audits using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability at such time. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. We are currently under audit by a state for indirect taxes. The audit is ongoing and no assessment has been received by the Company, however, we estimate there is more than a remote possibility that the audit may result in a liability. Due to the unique facts and circumstances of this matter, we are unable to provide a reasonable estimate of the liability, if any, that may result from this audit. We believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. However, it is not possible to predict the potential amount of future payments due to the unique facts and circumstances involved.
In the three months ended March 31, 2017, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $886 thousand, payable in monthly and yearly installments through December 31, 2018. These amounts are expensed on a pro-rata basis and are recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 19 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.

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
There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Based upon our experience, we do not believe that these proceedings and claims will result in a material adverse change in our business or financial condition, and as of March 31, 2017, we do not have any significant liabilities accrued. Please refer to “Legal Proceedings” in Note 14 to our condensed consolidated financial statements for information regarding certain judicial, regulatory and legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.
The common share purchases described in the table below represent the withholding of shares to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except average price paid per share)
January 1, 2017 to January 31, 2017	8	$3.99	—	$—
February 1, 2017 to February 28, 2017	—	$—	—	$—
March 1, 2017 to March 31, 2017	—	$—	—	$—

Item 6.	Exhibits

10.1
Credit Agreement dated as of April 20, 2017 among Intersections Inc., the Other Credit Parties party thereto, and PEAK6 Investments, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed April 25, 2017)

10.2	Warrant dated April 20, 2017 between Intersections Inc. and PEAK6 Investments, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed April 25, 2017)

10.3
Redemption Agreement dated as of April 20, 2017 by and between Intersections Inc. and PEAK6 Capital Management LLC (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed April 25, 2017)

10.4
Amended and Restated Employment Agreement dated as of January 10, 2017 between the Company and Johannes Jurgens Roets (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed January 12, 2017)

10.5
Amended and Restated Employment Agreement dated as of January 10, 2017 between the Company and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed January 12, 2017)

10.6
Amended and Restated Employment Agreement dated as of February 17, 2017 between the Company and Ronald L. Barden (Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Form 10-K for the year ended December 31, 2016)

31.1*	Certification of Johan J. Roets, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Johan J. Roets, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date:	May 11, 2017	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer