Form 10-Q
period 2017-06-30
INTERSECTIONS INC
filed 2017-08-10
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of August 5, 2017 there were 27,994,137 shares of common stock, $0.01 par value, issued and 23,937,169 shares outstanding, with 4,056,968 shares of treasury stock.

Form 10-Q
June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$39,935	$44,751	$80,384	$90,399
OPERATING EXPENSES:
Marketing	3,165	3,532	6,630	8,097
Commission	9,756	10,887	19,504	22,109
Cost of revenue	13,569	13,151	26,572	27,949
General and administrative	16,145	19,773	33,140	36,919
(Gain) loss on dispositions of Captira and Habits at Work	(24)	—	106	—
Impairment of intangibles and other assets	164	—	180	—
Depreciation	1,288	1,589	2,588	3,245
Amortization	47	192	93	384
Total operating expenses	44,110	49,124	88,813	98,703
LOSS FROM OPERATIONS	(4,175)	(4,373)	(8,429)	(8,304)
Interest expense, net	(603)	(840)	(1,195)	(1,082)
Loss on extinguishment of debt	(1,525)	—	(1,525)	—
Other income (expense), net	103	(94)	137	(181)
LOSS BEFORE INCOME TAXES	(6,200)	(5,307)	(11,012)	(9,567)
Income tax benefit (expense)	18	—	28	(7)
NET LOSS	$(6,182)	$(5,307)	$(10,984)	$(9,574)
Net loss per common share—basic and diluted	$(0.26)	$(0.23)	$(0.46)	$(0.41)
Weighted average common shares outstanding—basic and diluted	24,155	23,268	23,916	23,078

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,505	$10,857
Accounts receivable, net of allowance for doubtful accounts of $11 (2017) and $15 (2016)	7,159	7,972
Prepaid expenses and other current assets	4,122	3,864
Inventory	—	250
Income tax receivable	2,553	3,314
Deferred subscription solicitation and commission costs	4,313	5,050
Assets held for sale	—	104
Total current assets	27,652	31,411
PROPERTY AND EQUIPMENT, net	10,519	10,611
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	117	210
OTHER ASSETS	1,128	862
TOTAL ASSETS	$49,179	$52,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,536	$2,536
Accrued expenses and other current liabilities	11,357	11,068
Accrued payroll and employee benefits	5,236	4,256
Commissions payable	377	316
Current portion of long-term debt, net	—	2,146
Capital leases, current portion	448	471
Deferred revenue	6,973	8,295
Liabilities held for sale	—	104
Total current liabilities	25,927	29,192
LONG-TERM DEBT, net	19,129	10,092
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	633	865
OTHER LONG-TERM LIABILITIES	3,218	3,436
DEFERRED TAX LIABILITY, net	1,905	1,905
TOTAL LIABILITIES	50,812	45,490
COMMITMENTS AND CONTINGENCIES (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 27,920 (2017) and 27,303 (2016); shares outstanding 23,897 (2017) and 23,733 (2016)	279	273
Additional paid-in capital	143,729	142,247
Warrants	2,140	—
Treasury stock, shares at cost; 4,022 (2017) and 3,570 (2016)	(35,466)	(33,822)
Accumulated deficit	(112,315)	(101,331)
TOTAL STOCKHOLDERS’ EQUITY	(1,633)	7,367
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,179	$52,857

 See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,984)	$(9,574)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,681	3,645
Amortization of debt issuance costs	168	387
Accretion of debt discount	29	—
Provision for doubtful accounts	(4)	25
(Gain) loss on disposal of fixed assets	(4)	256
Share based compensation	2,420	2,601
Amortization of deferred subscription solicitation costs	6,053	7,170
Loss on disposition of Captira Analytical	130	—
Gain on disposition of Habits at Work	(24)	—
Loss on extinguishment of debt	1,525	—
Impairment of intangibles and other long-lived assets	250	—
Changes in assets and liabilities:
Accounts receivable	816	(2,824)
Prepaid expenses, other current assets and other assets	(649)	575
Income tax receivable, net	760	720
Deferred subscription solicitation and commission costs	(5,316)	(4,682)
Accounts payable and accrued liabilities	88	(4,545)
Commissions payable	46	(40)
Deferred revenue	(1,290)	1,463
Other long-term liabilities	(218)	790
Cash flows used in operating activities	(3,523)	(4,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for the disposition of Captira Analytical	(315)	—
Decrease (increase) in restricted cash	115	(375)
Proceeds from sale of property and equipment	4	394
Acquisition of property and equipment	(2,748)	(2,972)
Cash flows used in investing activities	(2,944)	(2,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	20,000	20,000
Repayments of debt	(13,920)	(1,644)
Repurchase of common stock	(1,510)	—
Proceeds from issuance of warrants	1,500	—
Cash paid for debt and equity issuance costs	(323)	(1,856)
Capital lease payments	(286)	(347)
Withholding tax payment on vesting of restricted stock units	(667)	(321)
Cash flows provided by financing activities	4,794	15,832
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,673)	8,846
CASH AND CASH EQUIVALENTS — Beginning of period	10,857	11,471
Cash reclassified to assets held for sale at beginning of period	321	—
CASH AND CASH EQUIVALENTS — End of period	$9,505	$20,317
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$—	$105
Equipment additions accrued but not paid	$133	$130
Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$185	$33
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$163	$18
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
We have ongoing operations in one other segment, Insurance and Other Consumer Services, and we divested two other segments, Pet Health Monitoring and Bail Bonds Industry Solutions. As part of our strategy to have a singular focus on our Personal Information Services segment, we recently sold: 1) the business comprising our Bail Bonds Industry Solutions segment in January 2017; 2) our Habits at Work business, the results of which are recorded in our Personal Information Services segment, in June 2017; and 3) the business comprising our Pet Health Monitoring segment in July 2017. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
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
Our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c Innovations, which does business as Voyce. Voyce generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. Effective July 31, 2017, we sold Voyce to a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, will be a minority investor. The results of this segment will be reported as a discontinued operation in accordance with U.S. GAAP beginning in the three months ending September 30, 2017. For additional information, please see Note 21.
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical ("Captira"). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results have not had a major effect on our condensed consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4.
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission, and in management’s opinion reflect all normal and recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. They include the accounts of the Company and our subsidiaries.
In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. We have elected not to recast our condensed consolidated financial statements for the three and six months ended June 30, 2016. For information on the effects of the change in measurement, please see "Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2017 and December 31, 2016 totaled $371 thousand and $360 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
Other Membership Products and Transaction Services
For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.
Goodwill, Identifiable Intangibles and Other Long-Lived Assets
We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of Health at Work Wellness Actuaries LLC ("Habits at Work") and White Sky, Inc. ("White Sky") in 2015 as well as our prior acquisition of IISI Insurance Services Inc. ("IISI"), formerly known as Intersections Insurance Services Inc., in 2006.
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
As of June 30, 2017, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units. For additional information, please see Note 11.
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
Classification of Debt
On April 20, 2017, we refinanced our existing credit agreement dated as of March 21, 2016, as amended from time to time ("Prior Credit Agreement"), with a new $20.0 million term loan facility (as amended to date, the "New Credit Agreement"). Pursuant to the New Credit Agreement, as amended, we are required to make certain prepayments on our term loans in addition to scheduled quarterly repayments, including but not limited to asset dispositions, extraordinary receipts, excess cash flows (as defined in the New Credit Agreement) and certain equity issuances. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months, if any, are classified as the current portion of long-term debt in our condensed consolidated financial statements, net of unamortized debt issuance costs and debt discount to be amortized in the next twelve months based on the current effective interest rate applied.
Share Based Compensation
We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the "Plan"). Individual awards under the 2014 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.
The Compensation Committee administers the Plan, and the grants are approved by either the Compensation Committee or by appropriate members of Management in accordance with authority delegated by the Compensation Committee. Restricted stock units in the Plan that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the six months ended June 30, 2017 and 2016.
Expected Dividend Yield. Under the Prior Credit Agreement, we were prohibited from declaring and paying dividends and therefore, the dividend yield was zero for 2017 and 2016.
Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 49% and 45% for 2017 and 2016, respectively.

Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 1.8% and 1.1% for 2017 and 2016, respectively.
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, or approximately 5.0 years and 4.8 years for 2017 and 2016, respectively. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
In accordance with U.S. GAAP, we assess the probability that the performance conditions of any performance-based restricted stock units ("PBRSUs") will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. PBRSUs will vest no later than March 15 of the year after they are granted. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period. During the six months ended June 30, 2017, we did not grant PBRSUs.
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
		January 1, 2018	1) Retrospectively to each prior reporting period presented, or 2) retrospectively with the cumulative effect of initially applying these updates recognized at the date of initial application.
We are currently in the planning stage and have not yet begun implementation of the new standard. We have not yet determined the potential impact on our condensed consolidated financial statements or the method by which we will adopt the standard.

ASU 2016-02, Leases (Topic 842)	The primary amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements.	January 1, 2019	Modified retrospective	We are currently in the planning stage and have not yet begun implementation of the new standard. We have not yet determined the potential impact on our condensed consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)	This update clarifies the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments.	January 1, 2018	Retrospective
Upon adoption, approximately $400 thousand of our loss on extinguishment of debt that occurred in 2017 will be retrospectively reclassified from operating to financing cash flows. We are currently unaware of any other material impacts of adoption on our condensed consolidated financial statements.

ASU 2016-17, Consolidation (Topic 810)
This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE.
		January 1, 2017	Retrospective	There was no material impact to our condensed consolidated financial statements upon adoption; however, the update may impact our accounting for the disposition of Voyce, as described in Note 21.
ASU 2017-09, Compensation—Stock Compensation (Topic 718)
This update clarifies the guidance regarding changes in the terms or conditions of a share based payment award. Under the amendments of this update, an entity should account for the effects of a modification unless certain criteria remain the same immediately before and after the modification.
		January 1, 2018	Prospective	We are currently in the process of evaluating the impact of adoption, if any, on our condensed consolidated financial statements.
4.    Assets and Liabilities Held for Sale
In March 2017, we executed an agreement to dispose of our Habits at Work business, the results of which are recorded in our Personal Information Services segment. Habits at Work met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our condensed consolidated balance sheets as of March 31, 2017. Effective June 1, 2017, we completed the sale of Habits at Work for a nominal amount, which resulted in a gain on sale of $24 thousand. The disposal does not represent a strategic shift that will have a major effect on operations and financial results, and therefore, it is not expected to qualify as a discontinued operation.
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
The major classes of assets and liabilities held for sale related to Habits at Work and Captira in the condensed consolidated balance sheets consisted of the following:

	June 30, 2017	December 31, 2016
Assets of disposal group held for sale:
Cash and cash equivalents	$—	$321
Accounts receivable, net	—	177
Prepaid expenses and other current assets	—	97
Property and equipment, net	—	247
Other assets	—	6
Write-down to fair value	—	(744)
Total assets of disposal group held for sale	$—	$104

Liabilities of disposal group held for sale:
Accounts payable	$—	$9
Accrued expenses and other current liabilities	—	15
Accrued payroll and employee benefits	—	80
Total liabilities of disposal group held for sale	$—	$104
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
For the three and six months ended June 30, 2017, options to purchase common stock and unvested restricted stock units estimated to be 7.2 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. For the three and six months ended June 30, 2016, options to purchase common stock and unvested restricted stock units estimated to be 5.3 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. The significant increase compared to the prior period is due to the issuance of warrants to purchase an aggregate of 1.5 million shares in connection with the New Credit Agreement. These shares could dilute earnings per common share in the future.
A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss—basic and diluted	$(6,182)	$(5,307)	$(10,984)	$(9,574)

Weighted average common shares outstanding—basic	24,155	23,268	23,916	23,078
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	24,155	23,268	23,916	23,078

Net loss per common share—basic and diluted	$(0.26)	$(0.23)	$(0.46)	$(0.41)

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
For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. As of June 30, 2017, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the six months ended June 30, 2017 or in the year ended December 31, 2016. We did not hold any significant instruments that are measured at fair value on a recurring basis as of June 30, 2017 or December 31, 2016. For additional information related to our valuation technique and inputs used in the fair value measurement, please see Note 11.
The fair value of our instruments measured on a non-recurring basis during the three and six months ended June 30, 2017 were as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Warrant	$2,140	$—	$—	$2,140	$—
The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Quantitative Inputs Used
Warrant	$2,140	Monte Carlo	Volatility of underlying	50.0%
			Risk-free rate	1.78%
			Dividend yield	—%
			Probability of Designated Event (1)	0% - 15%
			Timing of Designated Event (1)	2-5 years from issuance
____________________
(1)    Refers to certain change of control transactions, defined as a "Designated Event" as in the Warrant Agreement.
7.    Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Prepaid services	$552	$873
Other prepaid contracts	2,985	2,300
Restricted cash	260	375
Other	325	316
Total	$4,122	$3,864
In the six months ended June 30, 2017, we entered into several software services development contracts as we continue our efforts to integrate new tools and services into our products.
8.    Inventory
We did not have an inventory balance as of June 30, 2017. We had an inventory balance of $250 thousand as of December 31, 2016, which was equal to the estimated salvage value of raw materials for our Pet Health Monitoring segment. During the three months ended June 30, 2017, we reviewed the facts and circumstances and concluded that the lower of cost or market for the inventory was zero. Therefore, we recorded inventory impairment of $250 thousand in the three months ended June 30, 2017, which is included in impairment of intangibles and other assets in our condensed consolidated statements of operations.
9.    Deferred Subscription Solicitation and Commission Costs
Total deferred subscription solicitation and commission costs included in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 were $4.3 million and $5.1 million, respectively. Amortization of deferred subscription solicitation and commission costs, which is included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended June 30, 2017 and 2016 was $3.0 million and $3.2 million, respectively. Amortization of deferred subscription solicitation and commission costs for the six months ended June 30, 2017 and 2016 was $6.1 million and $7.1 million, respectively. Marketing costs expensed as incurred, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended June 30, 2017 and 2016 were $391 thousand and $512 thousand, respectively. Marketing costs expensed as incurred for the six months ended June 30, 2017 and 2016 were $967 thousand and $1.5 million, respectively.
10.    Internally Developed Capitalized Software
We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the six months ended June 30, 2017 or 2016. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Activity in our internally developed capitalized software during the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2016	$15,015	$(7,931)	$7,084
Additions	1,606	—	1,606
Disposals	—	—	—
Depreciation expense	—	(1,869)	(1,869)
Balance at June 30, 2017	$16,621	$(9,800)	$6,821

Balance at December 31, 2015	$14,582	$(6,880)	$7,702
Additions	137	—	137
Disposals	(393)	227	(166)
Depreciation expense	—	(1,836)	(1,836)
Balance at June 30, 2016	$14,326	$(8,489)	$5,837
Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining six months ending December 31, 2017	$1,836
For the years ending December 31:
2018	2,935
2019	1,941
2020	109
Total	$6,821

11.    Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of June 30, 2017
Gross carrying amount	$35,253	$10,665	$—	$45,918
Accumulated impairment losses	(25,837)	(10,318)	—	(36,155)
Net carrying value of goodwill	$9,416	$347	$—	$9,763

Balance as of December 31, 2016
Gross carrying amount	$35,253	$10,665	$1,390	$47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	$9,416	$347	$—	$9,763
During the six months ended June 30, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.
Our intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
As of June 30, 2017:
Amortizable intangible assets:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,929	(2,892)	—	37
Technology related	1,889	(1,809)	—	80
Total amortizable intangible assets at June 30, 2017	$43,649	$(43,532)	$—	$117
As of December 31, 2016:
Amortizable intangible assets:
Customer related	$38,874	$(38,822)	$(17)	$35
Marketing related	3,336	(3,143)	(138)	55
Technology related	4,068	(3,197)	(751)	120
Subtotal	46,278	(45,162)	(906)	210
Less: held for sale	(1,704)	1,704	—	—
Total amortizable intangible assets at December 31, 2016	$44,574	$(43,458)	$(906)	$210
During the six months ended June 30, 2017, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. Intangible assets decreased in the year ended December 31, 2016 primarily due to the full impairment of assets associated with the decision to wind down our Pet Health Monitoring segment and exit the Habits at Work business.
Intangible assets are amortized over a period of two to ten years. For the three months ended June 30, 2017 and 2016, we had an aggregate amortization expense of $47 thousand and $192 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, we had an aggregate amortization expense of $93 thousand and $384 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2017	$58
For the year ending December 31, 2018	59
Total	$117
12.    Accrued Expenses and Other Current Liabilities
The components of our accrued expenses and other current liabilities are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Accrued marketing	$238	$1,121
Accrued cost of sales, including credit bureau costs	6,745	5,480
Accrued general and administrative expense and professional fees	1,041	2,190
Insurance premiums	371	360
Estimated liability for non-income business taxes	995	94
Other	1,967	1,823
Total	$11,357	$11,068
We may have non-income business tax obligations in certain states and other jurisdictions. In the six months ended June 30, 2017, we increased our liability by $901 thousand, primarily due to the accrual of $995 thousand related to an ongoing audit by a state for non-income business taxes. For additional information, please see "—Other" in Note 14.
13.    Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Accrued payroll	$1,906	$1,131
Accrued benefits	2,033	1,685
Accrued severance	1,297	1,440
Total accrued payroll and employee benefits	$5,236	$4,256
The increase in accrued payroll is primarily due to executive management bonuses of $1.0 million, which were approved by the Compensation Committee in the three months ended June 30, 2017. The amount is expected to be paid in installments over the remainder of 2017.
The following table summarizes our accrued severance activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$1,632	$2,370	$1,440	$4,148
Adjustments to expense	304	(20)	1,494	(197)
Payments	(639)	(1,349)	(1,637)	(2,950)
Balance, end of period	$1,297	$1,001	$1,297	$1,001

14.    Commitments and Contingencies
Leases
We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining six months ending December 31, 2017	$1,468	$284
For the years ending December 31:
2018	3,408	529
2019	1,466	402
2020	109	21
2021	93	7
Total minimum lease payments	$6,544	1,243
Less: amount representing interest		(162)
Present value of minimum lease payments		1,081
Less: current obligation		(448)
Long-term obligations under capital lease		$633
During the three and six months ended June 30, 2017, we did not enter into any new capital lease arrangements. During the three and six months ended June 30, 2016, we entered into additional capital lease agreements for approximately $105 thousand. We recorded the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheets. Rental expenses included in general and administrative expenses for the three months ended June 30, 2017 and 2016 were $727 thousand and $681 thousand, respectively. Rental expenses for the six months ended June 30, 2017 and 2016 were $1.5 million and $1.4 million, respectively.
Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, would result in a material adverse change in our business or financial condition.
In July 2012, the Consumer Financial Protection Bureau ("CFPB") served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the "Order") concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the year ended December 31, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods where the full benefit of the service was not delivered. Intersections also submitted an amended compliance plan to the CFPB, to which it responded with no objections on February 1, 2017.
In January 2013, the Office of the West Virginia Attorney General ("WVAG") served Intersections Insurance Services Inc. ("IISI") with a complaint filed in the Circuit Court of Mason County, West Virginia on October 2, 2012. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. On April 21, 2017, the Court granted a motion of the WVAG to add Intersections Inc. as a defendant to the lawsuit. We continue to believe that the claims in the complaint are without merit and intend to vigorously defend this matter.
On March 27, 2017, Jeff Noce, a former employee of our i4c subsidiary, served a Complaint, filed in the Circuit Court of Fairfax County, Virginia against i4c Innovations LLC and Intersections Inc. The Complaint alleges a dispute regarding the employment and termination of Mr. Noce. We believe the allegations in the Complaint are without merit and intend to vigorously defend this matter.
For information regarding our policy for analyzing legal proceedings, please see "Contingent Liabilities" in Note 2. As of June 30, 2017, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolutions could occur, which could have a material adverse effect on our condensed consolidated financial statements, taken as a whole.

Other
We may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the six months ended June 30, 2017 and 2016 (in thousands):

	Non-Income Business Tax Liability
	2017	2016
Balance at beginning of period	$94	$3,427
Adjustments to existing liabilities	995	116
Payments	(94)	(21)
Balance at June 30	$995	$3,522

We are currently under audit by a state for non-income business taxes. The audit is ongoing and we have not received an assessment to date; however, we believe it is probable that the audit may result in either a negotiated settlement or a liability. We analyzed all the information available to us in order to estimate a liability for this audit as well as potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. As a result of this analysis, we recorded a liability of $995 thousand in the three months ended June 30, 2017 for the potential underpayment of taxes and interest, which was recorded primarily in cost of revenue in our condensed consolidated statements of operations. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. However, we cannot reasonably estimate the potential amount of future payments due to the unique facts and circumstances involved.
In the six months ended June 30, 2017, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $1.0 million, payable in monthly and yearly installments through June 30, 2020. These amounts are expensed on a pro-rata basis and are recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 19 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
15.    Other Long-Term Liabilities
The components of our other long-term liabilities are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Deferred rent	$1,613	$1,850
Uncertain tax positions, interest and penalties not recognized	1,602	1,582
Accrued general and administrative expenses	3	4
Total other long-term liabilities	$3,218	$3,436
16.    Debt and Other Financing
New Credit Agreement
On April 20, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility (which was fully funded at closing) with PEAK6 Investments, L.P. ("PEAK6 Investments").
In order to consummate the refinancing, we and our subsidiaries entered into the New Credit Agreement with PEAK6 Investments as Term Lender and as Administrative Agent, and also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The New Credit Agreement extends the maturity date, reduces and defers mandatory quarterly principal payments, and carries a lower interest rate compared to the Prior Credit Agreement. The maturity date of the New Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The initial interest rate is 9.486% per annum, to be adjusted annually on March 31 to 7.75% plus 1 year LIBOR, and interest is payable monthly. The New Credit Agreement is secured by substantially all our assets and our pledge of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.

We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay interest, prepayment penalties, transaction fees and expenses as a result of the termination. We expect to use the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to increase subscriber acquisitions and continue our innovative product development.
In order to consummate the divestiture of i4c Innovations LLC ("i4c" or "Voyce") (see Note 21), on July 31, 2017, we entered into Amendment No. 1 (the "Amendment") to the New Credit Agreement among us, the other credit parties party thereto, and PEAK6 Investments. The Amendment removes i4c as a party to the New Credit Agreement and amends the New Credit Agreement to permit the transactions entered into by us and our subsidiaries in connection with the divestiture of i4c.
The New Credit Agreement, as amended, also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 25% of our excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2018 and continuing thereafter. Certain other events defined in the New Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions (except for proceeds from the sale of assets in our i4c subsidiary), casualty events, extraordinary receipts, and certain equity issuances. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.
Under the New Credit Agreement, minimum required maturities are as follows (in thousands):

For the remaining six months ending December 31, 2017	$—
For the years ending December 31:
2018	—
2019	1,250
2020	5,000
2021	13,750
Total outstanding	$20,000
As of June 30, 2017, $20.0 million was outstanding under the New Credit Agreement, which was presented net of unamortized debt issuance costs and debt discount totaling $871 thousand in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of June 30, 2017, none of the outstanding balance was classified as short-term.
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
The New Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the New Credit Agreement, of at least 20% of the total amount outstanding under the term loan. We are also required to maintain compliance on a quarterly basis commencing with the quarter ending December 31, 2017 with minimum consolidated EBITDA (as defined in the New Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) of $2.0 million; provided consolidated EBITDA from the immediately preceding quarter in excess of $2.0 million may be added to a current quarter to make up any shortfall and provided further that when we have not met the minimum consolidated EBITDA test for any quarter (even after including excess consolidated EBITDA for the prior quarter) the test for compliance is deferred until the end of the next quarter and we shall be deemed to be in compliance if, taking into account consolidated EBITDA in excess of $2.0 million from the prior quarter, consolidated EBITDA from the test quarter, and consolidated EBITDA in excess of $2.0 million from the subsequent quarter, we pass the minimum compliance test. Excess consolidated EBITDA in any quarter can be counted only once for determining compliance with this covenant. As of June 30, 2017, we were in compliance with all such covenants.
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
Warrant
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share

("Warrant"). The Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a "net share settlement" feature that requires the holder to exercise the Warrant without a cash payment upon the terms set forth therein. The Warrant includes a feature to provide for increases in the number of shares issuable upon exercise in the event of a future change of control transaction (defined therein as a "Designated Event"), with the number of increased shares based upon the time elapsed from issuance of the Warrant and the difference between the exercise price of the Warrant and the transaction price in the change of control, all as more fully set forth in the Warrant. The Warrant also provides for adjustments in the underlying number of shares and exercise price in the event of recapitalizations, stock splits or dividends and other corporate events.
We reviewed the provisions of the warrant contract, and in accordance with U.S. GAAP classified the warrant as a financial equity instrument at its fair value of $2.1 million using the Monte Carlo pricing model. The difference between the fair value and stated value of the warrants resulted in a debt discount of $640 thousand, which is presented net of the long-term debt in our condensed consolidated balance sheets. For additional information related to the fair value of the warrants, please see Note 6.
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
In connection with the entry into the New Credit Agreement described above, effective April 20, 2017, we and our applicable subsidiaries satisfied and discharged all obligations under, and terminated, the Prior Credit Agreement, except for obligations that pursuant to the express terms of the Prior Credit Agreement survive payment of the obligations. As of April 20, 2017, $13.4 million was outstanding under the Prior Credit Agreement. As a result of the refinancing, we recorded a loss on extinguishment of debt of $1.5 million in the three and six months ending June 30, 2017, including interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand as a result of the termination.
17.    Income Taxes
Our consolidated effective tax rate for the three months ended June 30, 2017 and 2016 was 0.3% and zero, respectively. Our consolidated effective tax rate for the six months ended June 30, 2017 and 2016 was 0.3% and (0.1)%, respectively. The rates remained relatively flat due to the continued valuation allowance.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the six months ended June 30, 2017, as there has been no change to the conclusion from the year ended December 31, 2016 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of June 30, 2017 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of June 30, 2017 relates to an indefinite-lived intangible.
There were no material changes to our uncertain tax positions during the three or six months ended June 30, 2017 or 2016.
18.    Stockholders’ Equity
Share Based Compensation
We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the "Plan"), and we have three inactive stock incentive plans: the 1999 Stock Option Plan, the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. As of

June 30, 2017, we have 3.7 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 5.7 million shares are outstanding under all of our active and inactive plans. In April 2017, our Board of Directors approved a second amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 4.0 million shares, from 5.5 million shares to 9.5 million shares. The amendment was effective immediately upon our stockholders' approval in May 2017. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.
Stock Options
Total share based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three months ended June 30, 2017 and 2016 was $34 thousand and $11 thousand, respectively. Total share based compensation expense recognized for stock options for the six months ended June 30, 2017 and 2016 was $69 thousand and $11 thousand, respectively.
The following table summarizes our stock option activity during the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2016	861,366	$3.99
Granted	1,670,000	$4.35
Canceled	(49,824)	$5.68
Outstanding at June 30, 2017	2,481,542	$4.22	$1,759	8.43
Exercisable at June 30, 2017	432,542	$5.28	$315	1.97
The weighted average grant date fair value of options granted, based on the Black Scholes method, during the three and six months ended June 30, 2017 was $1.94. The weighted average grant date fair value of options granted, based on the Black Scholes method, during the three and six months ended June 30, 2016 was $0.94.
There were no options exercised during the six months ended June 30, 2017 or 2016.
As of June 30, 2017, there was $3.4 million of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units and Restricted Stock Awards
Total share based compensation expense recognized for restricted stock units and restricted stock awards (together, "RSUs"), which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended June 30, 2017 and 2016 was $1.3 million and $1.1 million, respectively. Total share based compensation expense recognized for RSUs for the six months ended June 30, 2017 and 2016 was $2.4 million and $2.0 million, respectively.
The following table summarizes the activity of our RSUs during the six months ended June 30, 2017:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	3,363,946	$2.78
Granted	2,001,642	$4.35
Canceled (1)	(1,656,796)	$2.62
Vested	(446,804)	$4.03
Outstanding at June 30, 2017	3,261,988	$3.65
____________________

(1)	Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 33 thousand in the six months ended June 30, 2017.
As of June 30, 2017, there was $10.5 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Other
In addition to the stock options and RSUs, we determined the majority of the earn-out provisions in the business we acquired in March 2015 from Habits at Work to be share based compensation expense. In the three months ended June 30, 2017, we did not record share based compensation expense related to the earn-out, as the Habits at Work business was sold effective June 1, 2017. In the three months ended June 30, 2016, we recorded share based compensation expense of $313 thousand, which is included in general and administrative expenses in our condensed consolidated financial statements. In the six months ended June 30, 2017, we reduced share based compensation expense by $57 thousand due to actual Habits at Work performance being lower than forecasted. In the six months ended June 30, 2016, we recorded share based compensation expense of $617 thousand. Due to the exit of the Habits at Work business, there is no remaining unrecognized compensation expense.
As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 33 thousand in the six months ended June 30, 2017. Under the New Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock.
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a Warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share. Additionally, we used the proceeds from the sale of the Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. For additional information, please see Note 16.
19.    Related Party Transactions
Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. ("DMS") serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with certain credit analysis services and application development. In connection with these agreements, we paid monthly installments totaling $216 thousand and $340 thousand in the three months ended June 30, 2017 and 2016, respectively. In the six months ended June 30, 2017 and 2016, we paid $432 thousand and $556 thousand, respectively. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, we owed $70 thousand to DMS under this agreement.
In September 2016 and February 2017, we entered into data services agreements with DMS, under which DMS will provide us application development services. In the three and six months ended June 30, 2017, we paid $541 thousand and $970 thousand, respectively, for the development, implementation, and monthly service fees related to the current agreements. As of June 30, 2017 and December 31, 2016, we owed $92 thousand to DMS under the current agreements.
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
PEAK6 Investments, L.P. – On April 20, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility with PEAK6 Investments. In connection with the New Credit Agreement, we paid PEAK6 Investments $1.5 million for the repurchase of common stock, and we received $1.5 million for the issuance of warrants. In the three and six months ended June 30, 2017, we paid interest of $379 thousand. As of June 30, 2017, our outstanding balance on the debt was $20.0 million. PEAK6 Investments owned approximately 419 thousand shares of our common stock immediately prior to the closing of the New Credit Agreement. For additional information, please see Note 16.
20.    Segment and Geographic Information
Our products and services were grouped into four reportable segments during the six months ended June 30, 2017 and 2016: Personal Information Services, Insurance and Other Consumer Services, Pet Health Monitoring and Bail Bonds Industry Solutions. In December 2016, we ceased primary operations in the Pet Health Monitoring segment, and in January 2017, we sold the business comprising the Bail Bonds Industry Solutions segment. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
Our Personal Information Services segment offers identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services.

The following table sets forth segment information for the three and six months ended June 30, 2017 and 2016:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended June 30, 2017
Revenue	$38,378	$1,557	$—	$—	$—	$39,935
Depreciation	1,264	31	3	—	(10)	1,288
Amortization	47	—	—	—	—	47
(Loss) income from operations	(2,478)	462	(887)	—	(1,272)	(4,175)
(Loss) income before income taxes	(4,503)	462	(887)	—	(1,272)	(6,200)
Three months ended June 30, 2016
Revenue	$41,567	$2,626	$19	$539	$—	$44,751
Depreciation	1,114	21	410	29	15	1,589
Amortization	46	128	18	—	—	192
Income (loss) from operations	4,347	(439)	(5,050)	(98)	(3,133)	(4,373)
Income (loss) before income taxes	3,428	(439)	(5,050)	(98)	(3,148)	(5,307)

Six months ended June 30, 2017
Revenue	$76,988	$3,214	$—	$182	$—	$80,384
Depreciation	2,518	63	7	—	—	2,588
Amortization	93	—	—	—	—	93
(Loss) income from operations	(5,215)	839	(1,485)	(46)	(2,522)	(8,429)
(Loss) income before income taxes	(7,798)	839	(1,485)	(46)	(2,522)	(11,012)
Six months ended June 30, 2016
Revenue	$84,046	$5,287	$34	$1,032	$—	$90,399
Depreciation	2,267	74	817	49	38	3,245
Amortization	93	256	35	—	—	384
Income (loss) from operations (1)	8,422	(696)	(10,183)	(196)	(5,651)	(8,304)
Income (loss) before income taxes	7,285	(696)	(10,179)	(196)	(5,781)	(9,567)
In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. We have elected not to recast our condensed consolidated financial statements for the three or six months ended June 30, 2016. For the three months ended June 30, 2016 the change in measurement would have had the approximate effects of a $2.4 million decrease in income from operations in our Personal Information Services segment, a $1.8 million decrease in loss from operations in our Corporate business unit and insignificant changes in our other segments. For the six months ended June 30, 2016 the change in measurement would have had the approximate effects of a $4.4 million decrease in income from operations in our Personal Information Services segment, a $3.3 million decrease in loss from operations in our Corporate business unit and insignificant changes in our other segments.

The following table sets forth segment information as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Property and Equipment, net	Total Assets	Property and Equipment, net	Total Assets
	(in thousands)
Segment:
Personal Information Services	$10,445	$37,929	$10,391	$36,123
Insurance and Other Consumer Services	60	10,645	123	11,092
Pet Health Monitoring	14	51	21	492
Bail Bonds Industry Solutions	—	—	247	137
Corporate	—	554	76	5,013
Subtotal	10,519	49,179	10,858	52,857
Less: held for sale	—	—	(247)	—
Consolidated	$10,519	$49,179	$10,611	$52,857
For additional information on assets held for sale, please see Note 4.
We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue:
For the three months ended June 30, 2017	$36,715	$3,220	$39,935
For the three months ended June 30, 2016	$41,524	$3,227	$44,751

For the six months ended June 30, 2017	$74,105	$6,279	$80,384
For the six months ended June 30, 2016	$84,152	$6,247	$90,399
21.    Subsequent Events
On July 31, 2017, we divested i4c to One Health Group, LLC (the "Purchaser"), pursuant to the terms and conditions of a membership interest purchase agreement (the "Purchase Agreement"). i4c conducted the Company’s Pet Health Monitoring business known as Voyce. The purchase price is equal to (i) the sum of $100, plus (ii) a revenue participation of up to $20.0 million, payable pursuant to the terms and conditions of the Purchase Agreement. The Purchaser is also obligated to reimburse (or cause i4c to reimburse) us for the full amount of any operating expenses of i4c incurred after July 8, 2017 (other than certain severance payments payable to i4c employees).
The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, is a minority investor, and certain former members of the i4c management team are the managing member and investors. Except as described above, there are no material relationships between the Purchaser, on the one hand, and us or any of our affiliates, directors, officers, or any associate of such directors or officers, on the other hand.
The total value of the consideration paid pursuant to the Purchase Agreement was determined through arm’s length negotiations that took into account a number of factors of the Pet Health Monitoring business, including historical revenues, operating history, business contracts, obligations and commitments and other factors. The terms of the transaction were approved by our independent directors.
In addition, in order to consummate the divestiture of i4c, we entered into the Amendment to our New Credit Agreement. The Amendment removes i4c as a party to the New Credit Agreement and amends the New Credit Agreement to permit the transactions entered into by us and our subsidiaries in connection with the divestiture of i4c.
We expect to report, and recast where applicable, the operations of the Pet Health Monitoring segment as a discontinued operation in our unaudited consolidated financial statements in accordance with U.S. GAAP beginning in the three months ending September 30, 2017. The Pet Health Monitoring segment’s loss from operations constituted 18% and 123% of the consolidated loss from operations in the six months ended June 30, 2017 and 2016, respectively. For additional information, please see Exhibit 99.2 to the Form 8-K filed on August 4, 2017, as well as the unaudited pro forma condensed combined financial information related to the sale of i4c included in such filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2016 and 2015, and as of December 31, 2016 and 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Form 10-K"), and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.
Forward-Looking Statements
Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including the success of our strategic objectives; our ability to generate revenue from our partner sales strategy and business development pipeline with our distribution partners; the impact of shutting down and then divesting our Pet Health Monitoring segment; the timing and success of new product launches and other growth initiatives, including our new Identity Guard® with Watson™ product; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring charges; our incurring additional charges for non-income business taxes or otherwise, or impairment costs or charges on goodwill and/or other assets; our ability to control costs; our expectations for marketing and investment expenditures; our ability to maintain sufficient liquidity and produce sufficient cash flow to fund our business, growth strategy and debt service obligations; and our needs for additional capital to grow our business, including our ability to maintain compliance with the covenants under our term loan or seek additional sources of debt and/or equity financing. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under "Forward-Looking Statements," "Item 1. Business—Government Regulation" and "Item 1A. Risk Factors" in the Company’s most recent Annual Report on Form 10-K and herein and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.
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
We have ongoing operations in one other segment, Insurance and Other Consumer Services, and we divested two other segments, Pet Health Monitoring and Bail Bonds Industry Solutions. As part of our strategy to have a singular focus on our Personal Information Services segment, we recently sold: 1) the business comprising our Bail Bonds Industry Solutions segment in January 2017; 2) our Habits at Work business, the results of which are recorded in our Personal Information Services segment, in June 2017; and 3) the business comprising our Pet Health Monitoring segment in July 2017. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
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
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the credit agreement dated as of March 21, 2016, as amended from time to time, among us, the other Credit Parties party thereto, Crystal Financial SPV LLC as term lender, and Crystal Financial LLC as administrative agent for the secured parties ("Prior Credit Agreement"), and to pay related interest and prepayment penalties, transaction fees and expenses. We expect to use the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to increase subscriber acquisitions and continue our innovative product development.
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
Divestiture of Voyce
On July 31, 2017, we entered into and consummated the divestiture of Voyce to One Health Group, LLC (the "Purchaser"), pursuant to the terms and conditions of a membership interest purchase agreement (the "Purchase Agreement") between our wholly owned subsidiary and the Purchaser. The purchase price for the Interests (the "Purchase Price") is equal to (i) the sum of one hundred dollars ($100), paid in cash at closing, plus (ii) a revenue participation of up to $20.0 million (the "Maximum Amount"), payable pursuant to the terms and conditions of the Purchase Agreement. The Purchaser is also obligated to reimburse (or cause Voyce to reimburse) us for the full amount of any operating expenses of Voyce incurred after July 8, 2017 (other than certain severance payments payable to Voyce employees).
The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, is a minority investor, and certain former members of the Voyce management team are the managing member and investors.
Amendment to New Credit Agreement
In order to consummate the divestiture of Voyce, on July 31, 2017, we entered into Amendment No. 1 (the "Amendment") to the New Credit Agreement among us, the other credit parties party thereto, and PEAK6 Investments. The Amendment removes i4c as a party to the New Credit Agreement and amends the New Credit Agreement to permit the transactions entered into by the Company and its subsidiaries in connection with the divestiture of i4c.
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
We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 56% and 59% of our Personal Information Services segment revenue in the six months ended June 30, 2017 and 2016, respectively. Revenue from our largest client, Bank of America, constituted approximately 45% and 48% of our Personal Information Services segment revenue in the six months ended June 30, 2017 and 2016, respectively. Bank of America ceased marketing of our services to new customers in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. Bank of America, however, has the right to require us to cease providing services to its customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Furthermore, we are dependent on Bank of America to cooperate in continued servicing, including subscriber billing. We did not generate any new subscribers from Bank of America or other U.S. financial institution clients in 2017 or 2016, as all marketing of our products by our financial institution clients in the U.S. was terminated in both our Personal Information Services and Insurance and Other Consumer Services segments.
In 2016 and 2017, we continued to expand our business relationships with new partners including retail, communication and other industrial partners, as well as partnering with employers to offer Identity Guard® as an employee benefit option. We also expanded our internal business development and client relationship divisions to ensure wider coverage across the U.S., and we made investments in our internal systems and member platforms in order to build and enhance our partner distribution channels and generate subscriber growth. We continue to develop, improve and expand upon all of these initiatives.
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
Other
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c Innovations LLC ("i4c" or "Voyce"). Effective July 31, 2017, we divested our ownership in Voyce. This segment will be classified as a discontinued operation beginning in the three months ending September 30, 2017. For additional information, please see Note 21 to our condensed consolidated financial statements.
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical ("Captira"). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results have not had a major effect on our condensed consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4 to our condensed consolidated financial statements.
Critical Accounting Policies
Management Estimates
In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact on our condensed consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our condensed consolidated results of operations. For further information on our critical and other accounting policies, please see Note 2 to our condensed consolidated financial statements.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of June 30, 2017 and December 31, 2016 totaled $371 thousand and $360 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
Other Membership Products and Transaction Services
For other membership products, we record revenue on a gross basis as we serve as the primary obligor in the transactions, have latitude in establishing price and bear credit risk for the amount billed to the subscriber.
Goodwill, Identifiable Intangibles and Other Long-Lived Assets
We record, as goodwill, the excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. We review our goodwill for impairment annually, as of October 31, or more frequently if indicators of impairment exist. Goodwill is reflected as an asset in our Personal Information Services and Insurance and Other Consumer Services segments’ balance sheets, resulting from our acquisitions of Health at Work Wellness Actuaries LLC ("Habits at Work") and White Sky, Inc. ("White Sky") in 2015 as well as our prior acquisition of IISI Insurance Services Inc. ("IISI"), formerly known as Intersections Insurance Services Inc., in 2006.

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
As of June 30, 2017, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units. For additional information, please see Note 11 to our condensed consolidated financial statements.
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
Classification of Debt
On April 20, 2017, we refinanced our existing credit agreement dated as of March 21, 2016, as amended from time to time ("Prior Credit Agreement"), with a new $20.0 million term loan facility (as amended to date, the "New Credit Agreement"). Pursuant to the New Credit Agreement, as amended, we are required to make certain prepayments on our term loans in addition to scheduled quarterly repayments, including but not limited to asset dispositions, extraordinary receipts, excess cash flows (as defined in the New Credit Agreement) and certain equity issuances. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months, if any, are classified as the current portion of long-term debt in our condensed consolidated financial statements, net of unamortized debt issuance costs and debt discount to be amortized in the next twelve months based on the current effective interest rate applied.
Share Based Compensation
We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the "Plan"). Individual awards under the 2014 Stock Incentive Plan may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.
The Compensation Committee administers the Plan, and the grants are approved by either the Compensation Committee or by appropriate members of Management in accordance with authority delegated by the Compensation Committee. Restricted stock units in the Plan that have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the six months ended June 30, 2017 and 2016.
Expected Dividend Yield. Under the Prior Credit Agreement, we were prohibited from declaring and paying dividends and therefore, the dividend yield was zero for 2017 and 2016.
Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 49% and 45% for 2017 and 2016, respectively.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 1.8% and 1.1% for 2017 and 2016, respectively.
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, or approximately 5.0 years and 4.8 years for 2017 and 2016, respectively. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
In accordance with U.S. GAAP, we assess the probability that the performance conditions of any performance-based restricted stock units ("PBRSUs") will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. PBRSUs will vest no later than March 15 of the year after they are granted. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period. During the six months ended June 30, 2017, we did not grant PBRSUs.
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

Results of Operations
Three Months Ended June 30, 2017 and 2016 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended June 30, 2017
Revenue	$38,378	$1,557	$—	$—	$—	$39,935
Operating expenses:
Marketing	3,163	—	2	—	—	3,165
Commission	9,138	618	—	—	—	9,756
Cost of revenue	13,418	151	—	—	—	13,569
General and administrative	13,936	295	632	—	1,282	16,145
Gain on disposition of Habits at Work	(24)	—	—	—	—	(24)
Impairment of intangibles and other assets	(86)	—	250	—	—	164
Depreciation	1,264	31	3	—	(10)	1,288
Amortization	47	—	—	—	—	47
Total operating expenses	40,856	1,095	887	—	1,272	44,110
(Loss) income from operations	$(2,478)	$462	$(887)	$—	$(1,272)	$(4,175)

Three months ended June 30, 2016
Revenue	$41,567	$2,626	$19	$539	$—	$44,751
Operating expenses:
Marketing	3,278	13	229	12	—	3,532
Commission	10,047	840	—	—	—	10,887
Cost of revenue	12,655	163	282	51	—	13,151
General and administrative	10,080	1,900	4,130	545	3,118	19,773
Depreciation	1,114	21	410	29	15	1,589
Amortization	46	128	18	—	—	192
Total operating expenses	37,220	3,065	5,069	637	3,133	49,124
Income (loss) from operations	$4,347	$(439)	$(5,050)	$(98)	$(3,133)	$(4,373)

Personal Information Services Segment
Loss from operations for this segment for the three months ended June 30, 2017, compared to income from operations for the three months ended June 30, 2016, is primarily due to lower revenue from our financial institution client base and increased general and administrative expenses, partially offset by decreased commission expenses.

	Three Months Ended June 30,
	2017	2016	Difference	%
Revenue	$38,378	$41,567	$(3,189)	(7.7)%
Operating expenses:
Marketing	3,163	3,278	(115)	(3.5)%
Commission	9,138	10,047	(909)	(9.0)%
Cost of revenue	13,418	12,655	763	6.0%
General and administrative	13,936	10,080	3,856	38.3%
Gain on disposition of Habits at Work	(24)	—	(24)	N/M
Impairment of intangibles and other assets	(86)	—	(86)	N/M
Depreciation	1,264	1,114	150	13.5%
Amortization	47	46	1	2.2%
Total operating expenses	40,856	37,220	3,636	9.8%
(Loss) income from operations	$(2,478)	$4,347	$(6,825)	(157.0)%
Revenue. The decrease in revenue is primarily due to a $2.5 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
The decrease in revenue and subscribers in our Identity Guard® business line compared to the prior year period is primarily due to a decrease in subscribers acquired through one of our partners that is no longer marketing our products. Near the end of the second quarter, we reduced marketing spending in certain direct to consumer channels and expect to continue a reduced level of spending for the remainder of 2017, which may result in reduced subscriber additions in those channels. However, we continue to focus on improving and expanding our affiliate marketing programs and partner relationships, which, if successful, could increase our revenue and subscriber counts over the next twelve months.
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
The following tables provide details of our Personal Information Services segment revenue and subscriber information for the three months ended June 30, 2017 and 2016:
Personal Information Services Segment Revenue

	Three Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(Percent of total)
Bank of America	$17,279	$19,776	45.0%	47.6%
All other financial institution clients	4,086	4,754	10.7%	11.4%
Identity Guard® (1)	12,482	12,920	32.5%	31.1%
Canadian business lines	3,220	3,227	8.4%	7.8%
Breach services & other (1)	1,311	890	3.4%	2.1%
Total Personal Information Services revenue	$38,378	$41,567	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® (1)	Canadian Business Lines	Total
	(in thousands)
Balance at March 31, 2017	682	333	160	1,175
Additions	—	30	28	58
Cancellations	(19)	(34)	(27)	(80)
Balance at June 30, 2017	663	329	161	1,153

Balance at March 31, 2016	786	355	164	1,305
Additions	—	34	31	65
Cancellations	(29)	(44)	(29)	(102)
Balance at June 30, 2016	757	345	166	1,268
____________________

(1)
We periodically refine the criteria used to calculate and report our subscriber data. In the six months ended June 30, 2017, we determined that certain subscribers who receive our breach response services should no longer be included in the presentation of Identity Guard® subscribers or revenue due to the nonrecurring nature of our breach response services. For comparability, all periods presented have been recast to reflect this change in subscribers and revenue.

Personal Information Services Operating Expenses
Marketing Expenses. Marketing expenses consisted of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing and direct mail expenses such as printing and postage. In the three months ended June 30, 2017 and 2016, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended June 30, 2017 and 2016 was $2.8 million and $3.0 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred for the three months ended June 30, 2017 and 2016 were $389 thousand and $264 thousand, respectively. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.
As a percentage of revenue, marketing expenses increased to 8.2% for the three months ended June 30, 2017 from 7.9% for the three months ended June 30, 2016.
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
As a percentage of revenue, commission expenses decreased to 23.8% for the three months ended June 30, 2017 from 24.2% for the three months ended June 30, 2016.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The increase is primarily due to an estimated liability for non-income business taxes of $844 thousand (or 2.2% of revenue), partially offset by lower volumes of data fulfillment and service costs for subscribers. For additional information regarding non-income business taxes, please see "Liquidity and Capital Resources — Other" below.
As a percentage of revenue, cost of revenue increased to 35.0% for three months ended June 30, 2017 from 30.4% for the three months ended June 30, 2016.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, legal, human resources and finance functions, as well as the majority of internal audit and other corporate overhead costs. Beginning in January 2017, we changed our overhead allocation measurement as a result of decisions to exit the Pet Health Monitoring and Bail Bonds Industry Solutions businesses, which resulted in an increase of at least $2.4 million (or at least 6.2% of revenue) in general and administrative expenses in the three months ended June 30, 2017 compared to the prior year quarter, including share based compensation expense of $809 thousand. The increase in general and administrative expenses was also due to $1.0 million of executive management bonuses approved by the Compensation Committee in the three months ended June 30, 2017, of which $800 thousand (or 2.1% of revenue) was charged to this segment, and increased headcount in our sales department and partner sales channel. As a result of the change in corporate overhead allocation, we expect unfavorable variances compared to the prior year quarters in general and administrative expenses for the remainder of 2017. For additional information, please see "—Corporate" below.
As a percentage of revenue, general and administrative expenses increased significantly to 36.3% for the three months ended June 30, 2017 from 24.3% for the three months ended June 30, 2016.
Depreciation. Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The increase is primarily due to internally developed capitalized software related to the development of Identity Guard® with Watson™, the majority of which was placed into service in late 2016.
As a percentage of revenue, depreciation increased to 3.3% for the three months ended June 30, 2017 from 2.7% for the three months ended June 30, 2016.
Goodwill. During the three months ended June 30, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.
Insurance and Other Consumer Services Segment
Income from operations for this segment for three months ended June 30, 2017, compared to loss from operations for the three months ended June 30, 2016, is primarily due to decreased general and administrative and commission expenses, partially offset by decreased revenue.

	Three Months Ended June 30,
	2017	2016	Difference	%
Revenue	$1,557	$2,626	$(1,069)	(40.7)%
Operating expenses:
Marketing	—	13	(13)	(100.0)%
Commission	618	840	(222)	(26.4)%
Cost of revenue	151	163	(12)	(7.4)%
General and administrative	295	1,900	(1,605)	(84.5)%
Depreciation	31	21	10	47.6%
Amortization	—	128	(128)	(100.0)%
Total operating expenses	1,095	3,065	(1,970)	(64.3)%
Income (loss) from operations	$462	$(439)	$901	205.2%
Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 44 thousand subscribers as of June 30, 2017, which is a 27% decrease from our subscriber base of 60 thousand subscribers as of June 30, 2016.
Commission Expenses. Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.
As a percentage of revenue, commission expenses increased to 39.7% for the three months ended June 30, 2017 from 32.0% for the three months ended June 30, 2016.
Cost of Revenue. Cost of revenue consists of the costs of operating our customer service center and network costs for subscribers.
As a percentage of revenue, cost of revenue increased to 9.7% for three months ended June 30, 2017 from 6.2% for the three months ended June 30, 2016.
General and Administrative Expenses. General and administrative expenses consist of personnel and facilities expenses associated with our sales, marketing, information technology and program and account management functions. The significant decrease is primarily due to decreased payroll-related costs as a result of the change in our policy of allocating general and administrative expenses from our Corporate business unit into our other segments. For additional information, please see "—Corporate" below.

As a percentage of revenue, general and administrative expenses decreased significantly to 18.9% for the three months ended June 30, 2017 from 72.4% for the three months ended June 30, 2016.
Goodwill. During the three months ended June 30, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Insurance and Other Consumer Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future.
Pet Health Monitoring Segment

	Three Months Ended June 30,
	2017	2016	Difference	%
Revenue	$—	$19	$(19)	(100.0)%
Operating expenses:
Marketing	2	229	(227)	(99.1)%
Cost of revenue	—	282	(282)	(100.0)%
General and administrative	632	4,130	(3,498)	(84.7)%
Impairment of intangibles and other assets	250	—	250	N/M
Depreciation	3	410	(407)	(99.3)%
Amortization	—	18	(18)	(100.0)%
Total operating expenses	887	5,069	(4,182)	(82.5)%
Loss from operations	$(887)	$(5,050)	$4,163	82.4%
Loss from operations in our Pet Health Monitoring segment decreased significantly for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This segment generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. Effective July 31, 2017, we sold Voyce to a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, will be a minority investor. The results of this segment will be reported as a discontinued operation in accordance with U.S. GAAP beginning in the three months ending September 30, 2017. For additional information, please see Note 21 to our condensed consolidated financial statements.
Bail Bonds Industry Solutions Segment

	Three Months Ended June 30,
	2017	2016	Difference	%
Revenue	$—	$539	$(539)	(100.0)%
Operating expenses:
Marketing	—	12	(12)	(100.0)%
Cost of revenue	—	51	(51)	(100.0)%
General and administrative	—	545	(545)	(100.0)%
Depreciation	—	29	(29)	(100.0)%
Total operating expenses	—	637	(637)	(100.0)%
Loss from operations	$—	$(98)	$98	100.0%
In 2016, in connection with our strategy to focus on identity and privacy protection services, we initiated a plan to divest the business. Effective January 31, 2017, we divested our ownership in Captira, which marked the conclusion of our operations in our Bail Bonds Industry Solutions segment. This segment’s operating results have not had a significant impact on our condensed consolidated financial results and are not classified as a discontinued operation.
Corporate
In the three months ended June 30, 2017 and 2016, our loss from operations of $1.3 million and $3.1 million, respectively, primarily consisted of general and administrative expenses. In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. General and administrative expenses in our Corporate business unit primarily consist of payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors. As a result, general and administrative expenses decreased by $1.8 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, of which approximately $1.1 million was the effect of the change in measurement of segment profit and loss, and we expect that decrease to continue for the remainder of 2017.
Total share based compensation expense in our Corporate business unit for the three months ended June 30, 2017 and 2016 was $450 thousand and $1.1 million, respectively.
Results of Operations
Six Months Ended June 30, 2017 and 2016 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Personal Information Services	Insurance and Other Consumer Services	Pet Health Monitoring	Bail Bonds Industry Solutions	Corporate	Consolidated
Six months ended June 30, 2017
Revenue	$76,988	$3,214	$—	$182	$—	$80,384
Operating expenses:
Marketing	6,611	—	17	2	—	6,630
Commission	18,248	1,254	—	2	—	19,504
Cost of revenue	26,240	303	4	25	—	26,572
General and administrative	28,387	755	1,277	199	2,522	33,140
Loss on dispositions of Captira and Habits at Work	106	—	—	—	—	106
Impairment of intangibles and other assets	—	—	180	—	—	180
Depreciation	2,518	63	7	—	—	2,588
Amortization	93	—	—	—	—	93
Total operating expenses	82,203	2,375	1,485	228	2,522	88,813
(Loss) income from operations	$(5,215)	$839	$(1,485)	$(46)	$(2,522)	$(8,429)

Six months ended June 30, 2016
Revenue	$84,046	$5,287	$34	$1,032	$—	$90,399
Operating expenses:
Marketing	7,044	21	1,006	26	—	8,097
Commission	20,391	1,713	—	5	—	22,109
Cost of revenue	27,073	292	488	96	—	27,949
General and administrative	18,756	3,627	7,871	1,052	5,613	36,919
Depreciation	2,267	74	817	49	38	3,245
Amortization	93	256	35	—	—	384
Total operating expenses	75,624	5,983	10,217	1,228	5,651	98,703
Income (loss) from operations	$8,422	$(696)	$(10,183)	$(196)	$(5,651)	$(8,304)

Personal Information Services Segment
Loss from operations for this segment for the six months ended June 30, 2017, compared to income from operations for the six months ended June 30, 2016, is primarily due to lower revenue from our financial institution client base and increased general and administrative expenses, partially offset by decreased commission expenses.

	Six Months Ended June 30,
	2017	2016	Difference	%
Revenue	$76,988	$84,046	$(7,058)	(8.4)%
Operating expenses:
Marketing	6,611	7,044	(433)	(6.1)%
Commission	18,248	20,391	(2,143)	(10.5)%
Cost of revenue	26,240	27,073	(833)	(3.1)%
General and administrative	28,387	18,756	9,631	51.3%
Loss on dispositions of Captira and Habits at Work	106	—	106	N/M
Depreciation	2,518	2,267	251	11.1%
Amortization	93	93	—	0.0%
Total operating expenses	82,203	75,624	6,579	8.7%
(Loss) income from operations	$(5,215)	$8,422	$(13,637)	(161.9)%
Revenue. The decrease in revenue is primarily due to a $5.3 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
The decrease in revenue and subscribers in our Identity Guard® business line compared to the prior year period is primarily due to a decrease in subscribers acquired through one of our partners that is no longer marketing our products. Additionally, revenue for the six months ended June 30, 2017 from subscribers acquired through our direct-to-consumer marketing channels was lower than the prior year period. Near the end of the second quarter, we reduced marketing spending in certain direct to consumer channels and expect to continue a reduced level of spending for the remainder of 2017, which may result in reduced subscriber additions in those channels. However, we continue to focus on improving and expanding our affiliate marketing programs and partner relationships, which, if successful, could increase our revenue and subscriber counts over the next twelve months.
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

The following tables provide details of our Personal Information Services segment revenue and subscriber information for the six months ended June 30, 2017 and 2016:
Personal Information Services Segment Revenue

	Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(Percent of total)
Bank of America	$34,987	$40,252	45.4%	47.9%
All other financial institution clients	8,281	9,614	10.8%	11.4%
Identity Guard® (1)	24,494	26,105	31.8%	31.1%
Canadian business lines	6,279	6,247	8.2%	7.4%
Breach services & other (1)	2,947	1,828	3.8%	2.2%
Total Personal Information Services revenue	$76,988	$84,046	100.0%	100.0%
Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® (1)	Canadian Business Lines	Total
	(in thousands)
Balance at December 31, 2016	705	317	162	1,184
Additions	2	78	58	138
Cancellations	(44)	(66)	(59)	(169)
Balance at June 30, 2017	663	329	161	1,153

Balance at December 31, 2015	818	348	165	1,331
Additions	1	80	66	147
Cancellations	(62)	(83)	(65)	(210)
Balance at June 30, 2016	757	345	166	1,268
——————————————————

(1)
We periodically refine the criteria used to calculate and report our subscriber data. In the six months ended June 30, 2017, we determined that certain subscribers who receive our breach response services should no longer be included in the presentation of Identity Guard® subscribers or revenue due to the nonrecurring nature of our breach response services. For comparability, all periods presented have been recast to reflect this change in subscribers and revenue.

Personal Information Services Operating Expenses
Marketing Expenses. In the six months ended June 30, 2017 and 2016, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Amortization of deferred subscription solicitation costs related to marketing of our products for the six months ended June 30, 2017 and 2016 was $5.7 million and $6.6 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred for the six months ended June 30, 2017 and 2016 were $948 thousand and $427 thousand, respectively. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.
As a percentage of revenue, marketing expenses increased slightly to 8.6% for the six months ended June 30, 2017 from 8.4% for the six months ended June 30, 2016.
Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid, which is largely from our financial institution subscriber base. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity.
As a percentage of revenue, commission expenses decreased to 23.7% for the six months ended June 30, 2017 from 24.3% for the six months ended June 30, 2016.
Cost of Revenue. Cost of revenue continues to be favorably impacted by lower volumes of data fulfillment and service costs for subscribers. The decrease was partially offset by an estimated liability for non-income business taxes of $844 thousand. For additional information, please see "Liquidity and Capital Resources — Other" below.

As a percentage of revenue, cost of revenue increased to 34.1% for six months ended June 30, 2017 from 32.2% for the six months ended June 30, 2016.
General and Administrative Expenses. Beginning in January 2017, we changed our overhead allocation measurement as a result of decisions to exit the Pet Health Monitoring and Bail Bonds Industry Solutions businesses, which resulted in an increase of at least $4.4 million (or at least 5.7% of revenue) in general and administrative expenses in the six months ended June 30, 2017 compared to the prior year quarter, including share based compensation expense of $1.3 million. The increase in general and administrative expenses was also due to increased payroll-related expenses due to severance charges of approximately $1.5 million (or 2.0% of revenue), $1.0 million of executive management bonuses approved by the Compensation Committee in the three months ended June 30, 2017, of which $800 thousand (or 1.0% of revenue) was charged to this segment, and increased headcount in our sales department and partner sales channel. As a result of the change in corporate overhead allocation, we expect unfavorable variances compared to the prior year quarters in general and administrative expenses for the remainder of 2017. For additional information, please see "—Corporate" below.
As a percentage of revenue, general and administrative expenses increased significantly to 36.9% for the six months ended June 30, 2017 from 22.3% for the six months ended June 30, 2016.
Depreciation. The increase is due to internally developed capitalized software related to the development of Identity Guard® with Watson™, the majority of which was placed into service in late 2016.
As a percentage of revenue, depreciation increased to 3.3% for the six months ended June 30, 2017 from 2.7% for the six months ended June 30, 2016.
Goodwill. During the six months ended June 30, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future. Future impairment charges in this reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Service segment, based on a pro-rata allocation.
Insurance and Other Consumer Services Segment
Income from operations for this segment for six months ended June 30, 2017, compared to loss from operations for the six months ended June 30, 2016, is primarily due to decreased general and administrative and commission expenses, partially offset by decreased revenue.

	Six Months Ended June 30,
	2017	2016	Difference	%
Revenue	$3,214	$5,287	$(2,073)	(39.2)%
Operating expenses:
Marketing	—	21	(21)	(100.0)%
Commission	1,254	1,713	(459)	(26.8)%
Cost of revenue	303	292	11	3.8%
General and administrative	755	3,627	(2,872)	(79.2)%
Depreciation	63	74	(11)	(14.9)%
Amortization	—	256	(256)	(100.0)%
Total operating expenses	2,375	5,983	(3,608)	(60.3)%
Income (loss) from operations	$839	$(696)	$1,535	220.5%
Revenue. The decrease in revenue continues to be due to the attrition in our existing subscriber base as well as portfolio cancellations, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 44 thousand subscribers as of June 30, 2017, which is a 27% decrease from our subscriber base of 60 thousand subscribers as of June 30, 2016.
Commission Expenses. The decrease is related to a decrease in overall subscribers for which commissions are paid. We expect our commission expenses to continue to decline in future periods primarily due to normal attrition of subscribers in our existing portfolios with no new marketing activity.
As a percentage of revenue, commission expenses increased to 39.0% for the six months ended June 30, 2017 from 32.4% for the six months ended June 30, 2016.

Cost of Revenue. The decrease is primarily due to decreased payroll-related costs from a reduction in headcount in our customer services function.
As a percentage of revenue, cost of revenue increased to 9.4% for six months ended June 30, 2017 from 5.5% for the six months ended June 30, 2016.
General and Administrative Expenses. The significant decrease is primarily due to decreased payroll-related costs as a result of the change in our policy of allocating general and administrative expenses from our Corporate business unit into our other segments. For additional information, please see "—Corporate" below.
As a percentage of revenue, general and administrative expenses decreased significantly to 23.5% for the six months ended June 30, 2017 from 68.6% for the six months ended June 30, 2016.
Goodwill. During the six months ended June 30, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Insurance and Other Consumer Services reporting unit realizes unfavorable actual results compared to forecasted results, or decreases forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases, we may incur additional impairment charges in the future.
Pet Health Monitoring Segment

	Six Months Ended June 30,
	2017	2016	Difference	%
Revenue	$—	$34	$(34)	(100.0)%
Operating expenses:
Marketing	17	1,006	(989)	(98.3)%
Cost of revenue	4	488	(484)	(99.2)%
General and administrative	1,277	7,871	(6,594)	(83.8)%
Impairment of intangibles and other assets	180	—	180	N/M
Depreciation	7	817	(810)	(99.1)%
Amortization	—	35	(35)	(100.0)%
Total operating expenses	1,485	10,217	(8,732)	(85.5)%
Loss from operations	$(1,485)	$(10,183)	$8,698	85.4%
Loss from operations in our Pet Health Monitoring segment decreased significantly for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This segment generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. Effective July 31, 2017, we sold Voyce to a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, will be a minority investor. The results of this segment will be reported as a discontinued operation in accordance with U.S. GAAP beginning in the three months ending September 30, 2017. For additional information, please see Note 21 to our condensed consolidated financial statements.
Bail Bonds Industry Solutions Segment

	Six Months Ended June 30,
	2017	2016	Difference	%
Revenue	$182	$1,032	$(850)	(82.4)%
Operating expenses:
Marketing	2	26	(24)	(92.3)%
Commission	2	5	(3)	(60.0)%
Cost of revenue	25	96	(71)	(74.0)%
General and administrative	199	1,052	(853)	(81.1)%
Depreciation	—	49	(49)	(100.0)%
Total operating expenses	228	1,228	(1,000)	(81.4)%
Loss from operations	$(46)	$(196)	$150	76.5%
In 2016, in connection with our strategy to focus on identity and privacy protection services, we initiated a plan to divest the business. Effective January 31, 2017, we divested our ownership in Captira, which marked the conclusion of our operations in our Bail Bonds Industry Solutions segment. This segment’s operating results have not had a significant impact on our condensed consolidated financial results and are not classified as a discontinued operation.

Corporate
In the six months ended June 30, 2017 and 2016, our loss from operations of $2.5 million and $5.7 million, respectively, primarily consisted of general and administrative expenses. In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. General and administrative expenses in our Corporate business unit primarily consist of payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors. As a result, general and administrative expenses decreased by $3.1 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, of which approximately $2.1 million was the effect of the change in measurement of segment profit and loss, and we expect that decrease to continue for the remainder of 2017.
Total share based compensation expense in our Corporate business unit for the six months ended June 30, 2017 and 2016 was $1.0 million and $2.0 million, respectively.
Interest Expense
Interest expense decreased to $603 thousand for the three months ended June 30, 2017 from $840 thousand for the three months ended June 30, 2016. The decrease is primarily related to the refinancing of our debt, which has a lower interest rate compared to the Prior Credit Agreement. Interest expense increased to $1.2 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. The increase is primarily due to increased interest expense on the potential underpayment of non-income business taxes, as well as interest expense related to our debt liability for the six months ended June 30, 2017, as the Prior Credit Agreement was not funded until March 2016. As a result of the outstanding debt under the New Credit Agreement, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 16 to our condensed consolidated financial statements.
Other Income (Expense), net
Other income was $103 thousand for the three months ended June 30, 2017 compared to other (expense) of $(94) thousand for the three months ended June 30, 2016. Other income was $137 thousand for the six months ended June 30, 2017 compared to other (expense) of $(181) thousand for the six months ended June 30, 2016. The increases in other income are primarily due to unrealized foreign exchange gains.
Income Taxes
Our consolidated effective tax rate for the three months ended June 30, 2017 and 2016 was 0.3% and zero, respectively. Our consolidated effective tax rate for the six months ended June 30, 2017 and 2016 was 0.3% and (0.1)%, respectively. The rates remained relatively flat due to the continued valuation allowance.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the six months ended June 30, 2017, as there has been no change to the conclusion from the year ended December 31, 2016 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of June 30, 2017 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of June 30, 2017 relates to an indefinite-lived intangible.
There were no material changes to our uncertain tax positions during the three or six months ended June 30, 2017 or 2016.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of June 30, 2017 were $9.5 million compared to $10.9 million as of December 31, 2016. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of June 30, 2017 was $7.2 million compared to $8.0 million as of December 31, 2016. The likelihood of non-payment has historically been remote with respect to our Identity Guard®, financial institution and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach response services. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
As a result of lower cash and cash equivalents, we had a working capital surplus of $1.7 million as of June 30, 2017 compared to $2.2 million as of December 31, 2016. The decrease is primarily due to the loss from operations in the six months ended June 30, 2017. Our short-term and long-term liquidity depends primarily upon our level of income from operations, cash balances, working capital management and the amount of wind down costs associated with the planned exit of certain of our businesses.
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

	Six Months Ended June 30,
	2017	2016	Difference
	(In thousands)
Cash flows (used in) provided by:
Operating activities	$(3,523)	$(4,033)	$510
Investing activities	(2,944)	(2,953)	9
Financing activities	4,794	15,832	(11,038)
(Decrease) increase in cash and cash equivalents	(1,673)	8,846	(10,519)
Cash and cash equivalents — Beginning of period	10,857	11,471	(614)
Cash reclassified to assets held for sale at beginning of period	321	—	321
Cash and cash equivalents — End of period	$9,505	$20,317	$(10,812)
The decrease in cash flows used in operations is primarily due to significant decreases in operating expenses for our Pet Health Monitoring segment as a result of the cessation of the primary operations in the fourth quarter of 2016, as well as a decrease in our accounts receivable due to more timely payments in 2017, partially offset by decreases in revenue from reduced subscribers from the comparable period and increased payments for severance and payroll-related costs. Additionally, cash used in operations was negatively affected by the use of approximately $1.9 million to fund the wind-down of the Voyce business and the efforts to monetize its intellectual property.
In the three months ended June 30, 2017, the Compensation Committee approved executive management bonuses of $1.0 million, which will be paid over the remainder of 2017. Additionally, we recorded a $995 thousand liability related to an ongoing audit by a state for non-income business taxes. We continue to correspond with the applicable authorities in an effort toward resolution of our potential indirect tax obligations in the remainder of 2017. For additional information, please see "—Other" below. Payment of these liabilities may decrease our cash from operations for the next twelve months. We continue our efforts to resolve a federal income tax refund claim in 2017, which, if successful, would increase our cash from operations.
The slight decrease in cash flows used in investing activities is primarily due to a decrease in restricted cash balances for cash collateral to a commercial bank for corporate credit cards, partially offset by payments related to the sale of Captira. For additional information, please see Note 4 to our condensed consolidated financial statements. We continue to fund the acquisition of property and equipment, which includes the internally developed capitalized software, as we add innovative new services and tools to our Identity Guard® portfolio.

The decrease in cash flows provided by financing activities is due to proceeds of $20.0 million from the closing of the Prior Credit Agreement in the first quarter of 2016, partially offset by proceeds received from the closing of the New Credit Agreement in the second quarter of 2017, described below.
Credit Facility and Borrowing Capacity
New Credit Agreement
On April 20, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility (which was fully funded at closing) with PEAK6 Investments.
In order to consummate the refinancing, we and our subsidiaries entered into the New Credit Agreement with PEAK6 Investments as Term Lender and as Administrative Agent, and also entered into a security agreement, a pledge and security agreement, an intellectual property security agreement and other related documents. The New Credit Agreement extends the maturity date, reduces and defers mandatory quarterly principal payments, and carries a lower interest rate compared to the Prior Credit Agreement. The maturity date of the New Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The initial interest rate is 9.486% per annum, to be adjusted annually on March 31 to 7.75% plus 1 year LIBOR, and interest is payable monthly. The New Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay penalties, fees and expenses as a result of the termination. We expect to use the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to increase subscriber acquisitions and continue our innovative product development. As of June 30, 2017, $20.0 million was outstanding under the New Credit Agreement, which was presented net of unamortized debt issuance costs and debt discount totaling $871 thousand in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of June 30, 2017, none of the outstanding balance was classified as short-term.
In order to consummate the divestiture of i4c (see Note 21), on July 31, 2017, we entered into the Amendment to the New Credit Agreement among us, the other credit parties party thereto, and PEAK6 Investments. The Amendment removes i4c as a party to the New Credit Agreement and amends the New Credit Agreement to permit the transactions entered into by us and our subsidiaries in connection with the divestiture of i4c.
The New Credit Agreement, as amended, also requires the prepayment of the aggregate principal amount outstanding in an amount equal to 25% of our excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2018 and continuing thereafter. Certain other events defined in the New Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions (except for proceeds from the sale of assets in our i4c subsidiary, casualty events, extraordinary receipts, and certain equity issuances. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.
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
The New Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the New Credit Agreement, of at least 20% of the total amount outstanding under the term loan. We are also required to maintain compliance on a quarterly basis commencing with the quarter ending December 31, 2017 with minimum consolidated EBITDA (as defined in the New Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) of $2.0 million; provided consolidated EBITDA from the immediately preceding quarter in excess of $2.0 million may be added to a current quarter to make up any shortfall and provided further that when we have not met the minimum consolidated EBITDA test for any quarter (even after including excess consolidated EBITDA for the prior quarter) the test for compliance is deferred until the end of the next quarter and we shall be deemed to be in compliance if, taking into account consolidated EBITDA in excess of $2.0 million from the prior quarter, consolidated EBITDA from the test quarter, and consolidated EBITDA in excess of $2.0 million from the subsequent quarter, we pass the minimum compliance test. Excess consolidated EBITDA in any quarter can be counted only once for determining compliance with this covenant. As of June 30, 2017, we were in compliance with all such covenants.

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

Warrant
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share ("Warrant"). The Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a "net share settlement" feature that requires the holder to exercise the Warrant without a cash payment upon the terms set forth therein. The Warrant includes a feature to provide for increases in the number of shares issuable upon exercise in the event of a future change of control transaction (as defined therein), with the number of increased shares based upon the time elapsed from issuance of the Warrant and the difference between the exercise price of the Warrant and the transaction price in the change of control, all as more fully set forth in the Warrant. The Warrant also provides for adjustments in the underlying number of shares and exercise price in the event of recapitalizations, stock splits or dividends and other corporate events.
We reviewed the provisions of the warrant contract, and in accordance with U.S. GAAP classified the warrant as a financial equity instrument at its fair value of $2.1 million using the Monte Carlo pricing model. The difference between the fair value and stated value of the warrants resulted in a debt discount of $640 thousand, which is presented net of the long-term debt in our condensed consolidated balance sheets. For additional information related to the fair value of the warrants, please see Note 6 to our condensed consolidated financial statements.
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
In connection with the entry into the New Credit Agreement described above, effective April 20, 2017, we and our applicable subsidiaries satisfied and discharged all obligations under, and terminated, the Prior Credit Agreement, except for obligations that pursuant to the express terms of the Prior Credit Agreement survive payment of the obligations. As of April 20, 2017, $13.4 million was outstanding under the Prior Credit Agreement. As a result of the refinancing, we recorded a loss on extinguishment of debt of $1.5 million in the three and six months ending June 30, 2017, including interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand as a result of the termination.
Share Repurchase
As of June 30, 2017, prior to the repurchase in connection with the New Credit Agreement, we had approximately $16.9 million remaining under our share repurchase program. During the six months ended June 30, 2017, we repurchased 419 thousand shares of our common stock as described above. During the six months ended June 30, 2016, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 33 thousand in the three months ended six months ended June 30, 2017.
Other
In April 2017, our Board of Directors approved a second amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 4.0 million shares, from 5.5 million shares to 9.5 million shares. The amendment was effective immediately upon our stockholders' approval in May 2017.

We may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the six months ended June 30, 2017 and 2016 (in thousands):

	Non-Income Business Tax Liability
	2017	2016
Balance at beginning of period	$94	$3,427
Adjustments to existing liabilities	995	116
Payments	(94)	(21)
Balance at June 30	$995	$3,522
We are currently under audit by a state for non-income business taxes. The audit is ongoing and we have not received an assessment to date; however, we believe it is probable that the audit may result in either a negotiated settlement or a liability. We analyzed all the information available to us in order to estimate a liability for this audit as well as potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. As a result of this analysis, we recorded a liability of $995 thousand in the three months ended June 30, 2017 for the potential underpayment of taxes and interest, which was recorded primarily in cost of revenue in our condensed consolidated statements of operations. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Additionally, we continue to analyze what other obligations, if any, we have to other state taxing authorities. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. However, we cannot reasonably estimate the potential amount of future payments due to the unique facts and circumstances involved.
In the six months ended June 30, 2017, we entered into contracts, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $1.0 million, payable in monthly and yearly installments through June 30, 2020. These amounts are expensed on a pro-rata basis and are recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 19 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.

Item 4.	Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Based upon our experience, we do not believe that these proceedings and claims will result in a material adverse change in our business or financial condition, and as of June 30, 2017, we do not have any significant liabilities accrued. Please refer to "Legal Proceedings" in Note 14 to our condensed consolidated financial statements for information regarding certain judicial, regulatory and legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.
The common share purchases described in the table below represent 1) the withholding of shares to satisfy tax withholding obligations upon the vesting of the related restricted stock, and 2) the repurchase of 419 thousand shares in relation to the closing of the New Credit Agreement during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except average price paid per share)
April 1, 2017 to April 30, 2017	444	$3.62	419	$15,347
May 1, 2017 to May 31, 2017	—	$—	—	$—
June 1, 2017 to June 30, 2017	—	$—	—	$—

Item 5.	Other Information
Effective August 8, 2017, John H. Lewis resigned from the Board of Directors of the Company. Upon his resignation, the Board of Directors consists of eight persons.

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

INTERSECTIONS INC.

Date:	August 10, 2017	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer