Form 10-Q
period 2017-09-30
INTERSECTIONS INC
filed 2017-11-13
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 6, 2017 there were 28,182,701 shares of common stock, $0.01 par value, issued and 24,091,097 shares outstanding, with 4,091,604 shares of treasury stock.

Form 10-Q
September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$39,248	43,027	$119,631	133,392
OPERATING EXPENSES:
Marketing	2,682	3,202	9,294	10,292
Commission	9,462	10,527	28,966	32,636
Cost of revenue	13,126	13,723	39,694	41,294
General and administrative	15,230	15,729	47,151	45,310
Loss on dispositions of Captira and Habits at Work	—	—	106	—
Depreciation	1,378	1,085	3,966	3,521
Amortization	29	82	123	431
Total operating expenses	41,907	44,348	129,300	133,484
LOSS FROM OPERATIONS	(2,659)	(1,321)	(9,669)	(92)
Interest expense, net	(701)	(621)	(1,895)	(1,702)
Loss on extinguishment of debt	—	—	(1,525)	—
Other (expense) income, net	(3)	(234)	133	(419)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,363)	(2,176)	(12,956)	(2,213)
Income tax (expense) benefit	(6)	76	23	69
LOSS FROM CONTINUING OPERATIONS	(3,369)	(2,100)	(12,933)	(2,144)
Loss from discontinued operations, net of tax	(1,030)	(6,008)	(2,449)	(15,538)
NET LOSS	$(4,399)	$(8,108)	$(15,382)	$(17,682)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.14)	$(0.09)	$(0.55)	$(0.09)
Loss from discontinued operations	(0.04)	(0.26)	(0.10)	(0.67)
Net loss per common share—basic and diluted	$(0.18)	$(0.35)	$(0.65)	$(0.76)
Weighted average common shares outstanding—basic and diluted	23,953	23,378	23,818	23,178

See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,970	$10,797
Accounts receivable, net of allowance for doubtful accounts of $0 (2017) and $15 (2016)	6,496	7,964
Prepaid expenses and other current assets	3,861	3,711
Income tax receivable	2,548	3,314
Deferred subscription solicitation and commission costs	2,904	5,050
Current assets of discontinued operations and assets held for sale	—	575
Total current assets	22,779	31,411
PROPERTY AND EQUIPMENT, net	10,430	10,611
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	88	210
OTHER ASSETS	1,170	862
TOTAL ASSETS	$44,230	$52,857
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,912	$2,000
Accrued expenses and other current liabilities	11,009	10,978
Accrued payroll and employee benefits	2,581	4,128
Commissions payable	360	316
Current portion of long-term debt, net	—	2,146
Capital leases, current portion	467	471
Deferred revenue	5,852	8,295
Current liabilities of discontinued operations and liabilities held for sale	—	858
Total current liabilities	23,181	29,192
LONG-TERM DEBT, net	19,182	10,092
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	484	865
OTHER LONG-TERM LIABILITIES	3,107	3,436
DEFERRED TAX LIABILITY, net	1,905	1,905
TOTAL LIABILITIES	47,859	45,490
COMMITMENTS AND CONTINGENCIES (see Notes 13 and 15)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 28,179 (2017) and 27,303 (2016); shares outstanding 24,122 (2017) and 23,733 (2016)	282	273
Additional paid-in capital	146,291	142,247
Warrants	2,140	—
Treasury stock, shares at cost; 4,057 (2017) and 3,570 (2016)	(35,628)	(33,822)
Accumulated deficit	(116,714)	(101,331)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(3,629)	7,367
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$44,230	$52,857

 See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,382)	$(17,682)
Loss from discontinued operations, net of tax	(2,449)	(15,538)
Loss from continuing operations	(12,933)	(2,144)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	4,089	3,951
Amortization of debt issuance costs	184	658
Accretion of debt discount	66	—
Provision for doubtful accounts	(15)	(54)
(Gain) loss on disposal of fixed assets	—	261
Share based compensation	4,564	4,658
Amortization of deferred subscription solicitation costs	8,482	9,981
Loss on disposition of Captira Analytical	130	—
Gain on disposition of Habits at Work	(24)	—
Loss on extinguishment of debt	1,525	—
Changes in assets and liabilities:
Accounts receivable	1,483	(1,092)
Prepaid expenses, other current assets and other assets	(412)	709
Income tax receivable, net	766	594
Deferred subscription solicitation and commission costs	(6,336)	(7,164)
Accounts payable and accrued liabilities	(677)	(5,569)
Commissions payable	29	(71)
Deferred revenue	(2,411)	618
Other long-term liabilities	(329)	(382)
Cash flows (used in) provided by continuing operations	(1,819)	4,954
Cash flows used in discontinued operations	(2,313)	(11,687)
Net cash used in operating activities	(4,132)	(6,733)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the liquidating distribution of White Sky, Inc.	—	57
Net cash paid for the disposition of Captira Analytical	(315)	—
Decrease (increase) in restricted cash	115	(265)
Cash paid for withholding tax on vesting of RSUs in exchange for promissory note	(130)	—
Proceeds from sale of property and equipment	—	394
Acquisition of property and equipment	(3,964)	(4,591)
Cash flows used in continuing operations	(4,294)	(4,405)
Cash flows provided by (used in) discontinued operations	4	(853)
Net cash used in investing activities	(4,290)	(5,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	20,000	20,000
Repayments of debt	(13,920)	(2,895)
Repurchase of common stock	(1,510)	—
Proceeds from issuance of warrants	1,500	—
Cash paid for debt and equity issuance costs	(323)	(1,856)
Capital lease payments	(411)	(524)
Withholding tax payment on vesting of restricted stock units	(1,122)	(408)
Cash flows provided by financing activities	4,214	14,317
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,208)	2,326
CASH AND CASH EQUIVALENTS — Beginning of period	10,857	11,471
Cash reclassified to assets held for sale at beginning of period	321	—
CASH AND CASH EQUIVALENTS — End of period	$6,970	$13,797
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$40	$101
Equipment additions accrued but not paid	$209	$490
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$117	$15
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization and Business
We provide innovative, information based solutions that help consumers manage risks and make better informed life decisions. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we have helped consumers monitor, manage and protect against the risks associated with their identities and personal information for more than twenty years. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and recently launched Identity Guard® with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® is offered through large and small organizations as an embedded product for either its employees or consumers, as well as directly to consumers through our direct marketing efforts. In late 2016, we expanded our suite of Identity Guard® products and launched Identity Guard® with Watson™. Identity Guard® with Watson™ offers robust early detection of potential risks, stretching beyond credit-centric risks to include online privacy risks, and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring and online privacy services available on the market today.
We have ongoing operations in one other segment, Insurance and Other Consumer Services. As part of our strategy to have a singular focus on our Personal Information Services segment, we recently sold: 1) the business comprising our Bail Bonds Industry Solutions segment in January 2017; 2) our Habits at Work business, the results of which are recorded in our Personal Information Services segment, in June 2017; and 3) the business comprising our Pet Health Monitoring segment in July 2017. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
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
Our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c Innovations, which did business as Voyce ("i4c" or "Voyce"). Voyce generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. Effective July 31, 2017, we sold Voyce to a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, will be a minority investor. The results of this segment are reported as discontinued operations in accordance with U.S. GAAP beginning in the three months ended September 30, 2017. For additional information, please see Note 4.
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical ("Captira"). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results, along with the operating results of Habits at Work, have not had a major effect on our condensed consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4.
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
In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. We have elected not to recast our condensed consolidated financial statements to reflect this change for the three and nine months ended September 30, 2016. For information on the effects of the change in measurement, please see Note 19.
The information in our condensed consolidated financial statements is presented for the three and nine months ended September 30, 2017 and 2016 giving effect to the disposal of i4c, with the historical financial results of the Voyce business reflected as discontinued operations. In accordance with U.S. GAAP, we did not allocate corporate overhead expenses to discontinued operations for the year ended December 31, 2016 or nine months ended September 30, 2017. Additionally, we considered, and made the necessary adjustments to the historical financial results for, the allocation of other costs to either discontinued or continuing operations, including, but not limited to, rent expense, severance expense and other wind-down costs. The result of these adjustments changed the historical operating results for certain segments as well as the presentation of the condensed consolidated financial statements to include discontinued operations for the year ended December 31, 2016 and the nine months ended September 30, 2017. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refer only to our continuing operations and do not include discussion of balances or activity of i4c. For additional information, please see Note 4.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2017 and December 31, 2016 totaled $353 thousand and $360 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
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
As of September 30, 2017, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit.
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

We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the nine months ended September 30, 2017 and 2016.
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
In accordance with U.S. GAAP, we assess the probability that the performance conditions of any performance-based restricted stock units ("PBRSUs") will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. PBRSUs will vest no later than March 15 of the year after they are granted. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period. During the nine months ended September 30, 2017, we did not grant PBRSUs.
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
Variable Interest Entities
Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. We continuously evaluate our related party relationships and any ownership interests, including controlling or financial interests of our executive management team such as our Chairman and Founder's non-controlling interest in One Health Group, LLC ("OHG"). In accordance with U.S. GAAP, since the total equity investment at risk is not sufficient for OHG to finance its activities without additional subordinated financial support, as well as economic interests of the holders of OHG that are disproportionate to their voting interests, we concluded OHG is a variable interest entity ("VIE"). We further analyzed which related party would be the primary beneficiary in a tiebreaker test. Given that neither we nor our de facto agent have the power to direct the activities of OHG that most significantly impact its economic performance, we determined that we are not the primary beneficiary of the VIE and therefore are not required to consolidate the results of OHG. We do not have any assets or liabilities on our consolidated balance sheet that relate to our variable interest in OHG. Other than the potential participation in future revenue if and when earned, we have no material, continuing economic or other involvement in OHG, including no exposure to loss as a result of our involvement with OHG. Please see Note 4 for additional information related to the divestiture.

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
		January 1, 2018	1) Retrospectively to each prior reporting period presented, or 2) retrospectively with the cumulative effect of initially applying these updates recognized at the date of initial application.	We will adopt the provisions of the new standard as of January 1, 2018. For additional information, see below. (1)
ASU 2016-02, Leases (Topic 842)	The primary amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements.	January 1, 2019	Modified retrospective	We are currently in the planning stage and have not yet begun implementation of the new standard. We have not yet determined the potential impact on our condensed consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)	This update clarifies the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments.	January 1, 2018	Retrospective
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
		January 1, 2017	Retrospective	We adopted this update as of January 1, 2017, and there was no material impact to our condensed consolidated financial statements.
ASU 2017-09, Compensation—Stock Compensation (Topic 718)
This update clarifies the guidance regarding changes in the terms or conditions of a share based payment award. Under the amendments of this update, an entity should account for the effects of a modification unless certain criteria remain the same immediately before and after the modification.
		January 1, 2018	Prospective	We will adopt this update as of January 1, 2018, and do not anticipate any material impact to our condensed consolidated financial statements.
____________________________

(1)
We will adopt the provisions of ASU 2014-09 as of January 1, 2018. We have not completed our final review of the impact of the new standard and all significant revenue streams and identified contracts with customers. Our implementation process has not currently met our previously established internal submission dates for key analyses; however, we expect to complete this process in a timely manner. We expect to adopt the new standard on a modified retrospective basis with the cumulative effect of applying the new standard recognized at the date of initial application. We are continuing to measure the amount of the impact at the date of initial application. Based on our preliminary analysis of costs to obtain a contract,  we currently expect certain subscription solicitation costs, which are deferred in accordance with current U.S. GAAP, to be recognized immediately. We currently anticipate that the immediate recognition of certain deferred subscription solicitation costs may have a material impact on our stockholders’ deficit. The amount of such impact will depend on the amount of unamortized deferred subscription solicitation costs as of the initial adoption date. We continue to analyze all of the implementation matters, including the effect of the new footnote disclosure requirements, and may have additional adjustments and disclosures upon adoption.
4.    Discontinued Operations and Assets and Liabilities Held for Sale
On July 31, 2017, we divested i4c to One Health Group, LLC (the "Purchaser"), pursuant to the terms and conditions of a membership interest purchase agreement (the "Purchase Agreement"). i4c conducted our Pet Health Monitoring business known as Voyce. The purchase price for the assets was equal to (i) the sum of $100, plus (ii) a revenue participation of up to $20.0 million, payable pursuant to the terms and conditions of the Purchase Agreement. We have determined that the revenue participation is a gain contingency and therefore will be recognized if and when it is earned.
The total value of the consideration paid pursuant to the Purchase Agreement was determined through negotiations that took into account a number of factors of the Pet Health Monitoring business, including historical revenues, operating history, business contracts, obligations and commitments and other factors. The terms of the transaction were approved by our independent directors of the Board of Directors and required the consent of our lender.
The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, is a minority investor, and certain former members of the i4c management team are the managing member and investors. Except as described above, there are no material relationships between the Purchaser, on the one hand, and us or any of our affiliates, directors, officers, or any associate of such directors or officers, on the other hand. For our policy on identifying a controlling financial interest, please see "—Variable Interest Entities" in Note 2.
These condensed consolidated financial statements present our results of operations for the three and nine months ended September 30, 2017 and 2016 and our financial position as of September 30, 2017 and December 31, 2016 giving effect to the disposal of i4c, with the historical financial results of the Pet Health Monitoring segment reflected as discontinued operations, since the disposal constituted a strategic business shift. We made adjustments to our historical financial results for certain costs and overhead allocations to either discontinued or continuing operations for the year ended December 31, 2016 and nine months ended September 30, 2017; for additional information, please see "—Variable Interest Entities" in Note 2.
In the three and nine months ended September 30, 2017, we recorded a loss on sale of $528 thousand (including $516 thousand of transaction costs), which is included in loss from discontinued operations, net of tax in our condensed consolidated statements of operations. The following table summarizes the components of loss from discontinued operations, net of income taxes included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Major classes of line items constituting loss from discontinued operations:
Revenue	$—	35	$—	69
Marketing expenses	(1)	(387)	(18)	(1,392)
Cost of revenue	—	(1,000)	(4)	(1,379)
General and administrative expenses	(500)	(4,294)	(1,718)	(11,632)
Impairment	—	—	(180)	—
Depreciation and amortization	(1)	(418)	(1)	(1,263)
Interest expense	—	(1)	—	(2)
Other income	—	—	—	4
Loss from discontinued operations before income taxes	(502)	(6,065)	(1,921)	(15,595)
Loss on disposal of discontinued operations	(528)	—	(528)	—
Income tax benefit	—	57	—	57
Total loss from discontinued operations, net of tax	$(1,030)	$(6,008)	$(2,449)	$(15,538)

In late 2016, our Board of Directors approved a plan to sell Captira, which comprises our Bail Bonds Industry Solutions segment. Captira met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our consolidated balance sheets as of December 31, 2016. Effective January 31, 2017, we completed the sale of Captira for a nominal amount, which marks the conclusion of our operations in the Bail Bonds Industry Solutions segment. The disposal does not represent a strategic shift that will have a major effect on operations and financial results, and therefore, it does not qualify as discontinued operations. For information on the operating results of the Bail Bonds Industry Solutions segment, please see "Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations."
The major classes of assets and liabilities in the condensed consolidated balance sheets that were included in discontinued operations related to the sale of Voyce (which comprised our Pet Health Monitoring segment), as well as the major classes of assets and liabilities held for sale related to Captira (which comprised our Bail Bonds Industry Solutions segment), consisted of the following (in thousands):

December 31, 2016
Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$60
Accounts receivable, net	8
Prepaid expenses and other current assets	153
Inventory	250
Total major classes of assets of the discontinued operations	471
Other assets in the disposal group classified as held for sale:
Cash and cash equivalents	321
Accounts receivable, net	177
Prepaid expenses and other current assets	97
Property and equipment, net	247
Other assets	6
Write-down to fair value	(744)
Total other assets in the disposal group classified as held for sale:	104
Current assets of discontinued operations and assets held for sale	$575

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$536
Accrued expenses and other current liabilities	90
Accrued payroll and employee benefits	128
Total major classes of liabilities of the discontinued operations	754
Other liabilities in the disposal group classified as held for sale:
Accounts payable	9
Accrued expenses and other current liabilities	15
Accrued payroll and employee benefits	80
Total other liabilities in the disposal group classified as held for sale:	104
Current liabilities of discontinued operations and liabilities held for sale	$858
In March 2017, we executed an agreement to dispose of our Habits at Work business, the results of which are recorded in our Personal Information Services segment. Habits at Work met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our condensed consolidated balance sheets as of March 31, 2017. Effective June 1, 2017, we completed the sale of Habits at Work for a nominal amount, which resulted in a gain on sale of $24 thousand. The disposal does not represent a strategic shift that will have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations.
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
For the three and nine months ended September 30, 2017, options to purchase common stock and unvested restricted stock units estimated to be 6.9 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2016, options to purchase common stock and unvested restricted stock units estimated to be 5.1 million shares were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. The significant increase compared to the prior period is due to the issuance of warrants to purchase an aggregate of 1.5 million shares in connection with the New Credit Agreement. These shares could dilute earnings per common share in the future.
A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss—basic and diluted:
Loss from continuing operations	$(3,369)	$(2,100)	$(12,933)	$(2,144)
Loss from discontinued operations	(1,030)	(6,008)	(2,449)	(15,538)
Net loss—basic and diluted	$(4,399)	$(8,108)	$(15,382)	$(17,682)
Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	23,953	23,378	23,818	23,178
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	23,953	23,378	23,818	23,178
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.14)	$(0.09)	$(0.55)	$(0.09)
Loss from discontinued operations	(0.04)	(0.26)	(0.10)	(0.67)
Net loss per common share—basic and diluted	$(0.18)	$(0.35)	$(0.65)	$(0.76)
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
For financial instruments such as cash and cash equivalents, trade accounts receivables, inventory, leases payable, accounts payable and short-term debt, we consider the recorded value of the financial instruments to approximate the fair value based on the liquidity of these financial instruments. As of September 30, 2017, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the nine months ended September 30, 2017 or in the year ended December 31, 2016. We did not hold any significant instruments that are measured at fair value on a recurring basis as of September 30, 2017 or December 31, 2016.
The fair value of our instruments measured on a non-recurring basis during the nine months ended September 30, 2017 were as follows (in thousands):

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

The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

	Fair Value at September 30, 2017	Valuation Technique	Unobservable Inputs	Quantitative Inputs Used
Warrant	$2,140	Monte Carlo	Volatility of underlying	50.0%
			Risk-free rate	1.78%
			Dividend yield	—%
			Probability of Designated Event (1)	0% - 15%
			Timing of Designated Event (1)	2-5 years from issuance
____________________
(1)    Refers to certain change of control transactions, defined as a "Designated Event" as in the Warrant Agreement.
7.    Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Prepaid services	$377	$837
Other prepaid contracts	2,882	2,293
Restricted cash	260	265
Other	342	316
Total	$3,861	$3,711
In the nine months ended September 30, 2017, we entered into several software services development contracts as we continue to integrate new tools and services into our products.
8.    Deferred Subscription Solicitation and Commission Costs
Total deferred subscription solicitation and commission costs included in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 were $2.9 million and $5.1 million, respectively. Amortization of deferred subscription solicitation and commission costs, which is included in either marketing or commission expense in our condensed consolidated statements of operations, for the three months ended September 30, 2017 and 2016 was $2.4 million and $2.8 million, respectively. Amortization of deferred subscription solicitation and commission costs for the nine months ended September 30, 2017 and 2016 was $8.5 million and $9.9 million, respectively. Marketing costs expensed as incurred, which are included in marketing expenses in our condensed consolidated statements of operations as they did not meet the criteria for deferral, for the three months ended September 30, 2017 and 2016 were $441 thousand and $603 thousand, respectively. Marketing costs expensed as incurred for the nine months ended September 30, 2017 and 2016 were $1.4 million and $1.1 million, respectively.

9.    Internally Developed Capitalized Software
We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the nine months ended September 30, 2017 or 2016. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Activity in our internally developed capitalized software during the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2016	$15,015	$(7,931)	$7,084
Additions	2,703	—	2,703
Depreciation expense	—	(2,864)	(2,864)
Balance at September 30, 2017	$17,718	$(10,795)	$6,923

Balance at December 31, 2015	$10,441	$(5,888)	$4,553
Additions	240	—	240
Disposals	(560)	388	(172)
Depreciation expense	—	(1,680)	(1,680)
Balance at September 30, 2016	$10,121	$(7,180)	$2,941
Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining three months ending December 31, 2017	$986
For the years ending December 31:
2018	3,301
2019	2,307
2020	329
Total	$6,923
10.    Goodwill and Intangible Assets
Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of September 30, 2017
Gross carrying amount	$35,253	$10,665	$—	$45,918
Accumulated impairment losses	(25,837)	(10,318)	—	(36,155)
Net carrying value of goodwill	$9,416	$347	$—	$9,763

Balance as of December 31, 2016
Gross carrying amount	$35,253	$10,665	$1,390	$47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	$9,416	$347	$—	$9,763
During the nine months ended September 30, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. As of September 30, 2017, both our Personal Information Services and Insurance and Other Consumer Services reporting units had negative carrying amounts of net assets. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.

Our intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
As of September 30, 2017:
Amortizable intangible assets:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,929	(2,901)	—	28
Technology related	1,889	(1,829)	—	60
Total amortizable intangible assets at September 30, 2017	$43,649	$(43,561)	$—	$88
As of December 31, 2016:
Amortizable intangible assets:
Customer related	$38,874	$(38,822)	$(17)	$35
Marketing related	3,336	(3,143)	(138)	55
Technology related	4,068	(3,197)	(751)	120
Subtotal	46,278	(45,162)	(906)	210
Less: held for sale	(1,704)	1,704	—	—
Total amortizable intangible assets at December 31, 2016	$44,574	$(43,458)	$(906)	$210
During the nine months ended September 30, 2017, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. Intangible assets decreased in the year ended December 31, 2016 primarily due to the full impairment of assets associated with our Pet Health Monitoring segment and Habits at Work business.
Intangible assets are amortized over a period of two to ten years. For the three months ended September 30, 2017 and 2016, we had an aggregate amortization expense of $29 thousand and $82 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, we had an aggregate amortization expense of $123 thousand and $431 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2017	$29
For the year ending December 31, 2018	59
Total	$88
11.    Accrued Expenses and Other Current Liabilities
The components of our accrued expenses and other current liabilities are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued marketing	$478	$1,121
Accrued cost of sales, including credit bureau costs	5,151	5,451
Accrued general and administrative expense and professional fees	1,290	2,137
Insurance premiums	353	360
Estimated liability for non-income business taxes	1,461	94
Other	2,276	1,815
Total	$11,009	$10,978
We may have non-income business tax obligations in certain states and other jurisdictions. In the nine months ended September 30, 2017, we increased our liability by $1.4 million. For additional information, please see "—Other" in Note 13.

12.    Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Accrued payroll	$461	$1,075
Accrued benefits	1,658	1,613
Accrued severance	462	1,440
Total accrued payroll and employee benefits	$2,581	$4,128
In the nine months ended September 30, 2017, we recorded and paid the majority of executive management bonuses of $1.0 million, which were approved by the Compensation Committee.
The following table summarizes our accrued severance activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$1,297	$1,001	$1,440	$4,148
Adjustments to expense	6	8	1,500	(189)
Payments	(841)	(479)	(2,478)	(3,429)
Balance, end of period	$462	$530	$462	$530
We expect to pay the remaining severance liability within the next 6 months.
13.    Commitments and Contingencies
Leases
We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

	Operating Leases	Capital Leases
	(In thousands)
For the remaining three months ending December 31, 2017	$648	$118
For the years ending December 31:
2018	3,407	539
2019	1,466	400
2020	110	20
2021	93	7
Total minimum lease payments	$5,724	1,084
Less: amount representing interest		(133)
Present value of minimum lease payments		951
Less: current obligation		(467)
Long-term obligations under capital lease		$484
During the three months ended September 30, 2017 and 2016, we did not enter into any new capital lease arrangements. During the nine months ended September 30, 2017, we did not enter into any new capital lease arrangements. During the nine months ended September 30, 2016, we entered into additional capital lease agreements for approximately $69 thousand. We recorded the lease liability at the fair market value of the underlying assets in our condensed consolidated balance sheets. Rental expenses included in general and administrative expenses for the three months ended September 30, 2017 and 2016 were $1.0 million and $818 thousand, respectively. Rental expenses for the nine months ended September 30, 2017 and 2016 were $2.5 million and $2.2 million, respectively.

Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, would result in a material adverse change in our business or financial condition.
In July 2012, the Consumer Financial Protection Bureau ("CFPB") served a Civil Investigative Demand on Intersections Inc. with respect to its billing practices for identity protection and credit monitoring products sold and enrolled through depositary customers. An action was filed on July 1, 2015 in the United States District Court for the Eastern District of Virginia, Alexandria Division, and a Stipulated Final Judgment and Order (the "Order") concurrently entered, entitled Consumer Financial Protection Bureau v. Intersections Inc. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We paid a civil monetary penalty of $1.2 million in 2015, and in the year ended December 31, 2016, we paid $63 thousand to 661 customers who had not previously received refunds for periods in which we could not demonstrate that we had delivered the full benefit of the service. Intersections also submitted an amended compliance plan to the CFPB in early 2017.
In January 2013, the Office of the West Virginia Attorney General ("WVAG") served Intersections Insurance Services Inc. ("IISI") with a complaint filed in the Circuit Court of Mason County, West Virginia on October 2, 2012. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. On April 21, 2017, the Court granted a motion of the WVAG to add Intersections Inc. as a defendant to the lawsuit. On May 10, 2017, the Company retained the firm of Steptoe & Johnson as its counsel in this matter in lieu of the previous counsel. The parties are currently engaged in discovery. No trial has been scheduled. We continue to believe that the claims in the complaint are without merit and intend to continue to vigorously defend this matter.
On March 27, 2017, Jeff Noce, a former employee of our i4c subsidiary, served a Complaint, filed in the Circuit Court of Fairfax County, Virginia against i4c Innovations LLC and Intersections Inc. The Complaint alleges a dispute regarding the employment and termination of Mr. Noce. We believe the allegations in the Complaint are without merit and intend to continue to vigorously defend this matter. The court has scheduled a trial in this matter for February 2018.
For information regarding our policy for analyzing legal proceedings, please see "—Contingent Liabilities" in Note 2. As of September 30, 2017, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to continue to vigorously defend ourselves against such matters, unfavorable resolutions could occur, which could have a material adverse effect on our condensed consolidated financial statements, taken as a whole.
Other
We may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the nine months ended September 30, 2017 and 2016 (in thousands):

	Non-Income Business Tax Liability
	2017	2016
Balance at beginning of period	$94	$3,427
Adjustments to existing liabilities	1,461	(1,038)
Payments	(94)	(21)
Balance at September 30	$1,461	$2,368

We continue to analyze what obligations we have, if any, to state taxing authorities. As a result of an audit by a state for non-income business taxes, for which an assessment was received in the nine months ended September 30, 2017, we recorded a liability of $913 thousand in the same period for the underpayment of taxes and related interest, which was recorded primarily in cost of revenue in our condensed consolidated statements of operations. Additionally, we recorded an estimated liability of $548 thousand for the potential underpayment in other jurisdictions. We analyzed all the information available to us in order to estimate a liability for potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. However, we cannot reasonably estimate the potential amount of future payments due to the unique facts and circumstances involved.
In the nine months ended September 30, 2017, we entered into contracts, primarily for fulfillment and application development services, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $1.2 million, payable in monthly and yearly installments through June 30, 2020. These amounts are expensed on a pro-rata basis and are recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 19 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
14.    Other Long-Term Liabilities
The components of our other long-term liabilities are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Deferred rent	$1,407	$1,850
Uncertain tax positions, interest and penalties not recognized	1,646	1,582
Accrued general and administrative expenses	54	4
Total other long-term liabilities	$3,107	$3,436
15.    Debt and Other Financing
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
In order to consummate the divestiture of i4c Innovations LLC ("i4c" or "Voyce") (see Note 4), on July 31, 2017, we entered into Amendment No. 1 (the "Amendment") to the New Credit Agreement among us, the other credit parties party thereto, and PEAK6 Investments. The Amendment removes i4c as a party to the New Credit Agreement and amends the New Credit Agreement to permit the transactions entered into by us and our subsidiaries in connection with the divestiture of i4c.
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
Under the New Credit Agreement, minimum required maturities are as follows (in thousands):

For the remaining three months ending December 31, 2017	$—
For the years ending December 31:
2018	—
2019	1,250
2020	5,000
2021	13,750
Total outstanding	$20,000

As of September 30, 2017, $20.0 million was outstanding under the New Credit Agreement, which was presented net of unamortized debt issuance costs and debt discount totaling $818 thousand in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of September 30, 2017, none of the outstanding balance was classified as short-term.
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
The New Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the New Credit Agreement, of at least 20% of the total amount outstanding under the term loan. We are also required to maintain compliance on a quarterly basis commencing with the quarter ending December 31, 2017 with minimum consolidated EBITDA (as defined in the New Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) of $2.0 million; provided consolidated EBITDA from the immediately preceding quarter in excess of $2.0 million may be added to a current quarter to make up any shortfall and provided further that when we have not met the minimum consolidated EBITDA test for any quarter (even after including excess consolidated EBITDA for the prior quarter) the test for compliance is deferred until the end of the next quarter and we shall be deemed to be in compliance if, taking into account consolidated EBITDA in excess of $2.0 million from the prior quarter, consolidated EBITDA from the test quarter, and consolidated EBITDA in excess of $2.0 million from the subsequent quarter, we pass the minimum compliance test. Excess consolidated EBITDA in any quarter can be counted only once for determining compliance with this covenant. As of September 30, 2017, we were in compliance with all such covenants.
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

In connection with the entry into the New Credit Agreement described above, effective April 20, 2017, we and our applicable subsidiaries satisfied and discharged all obligations under, and terminated, the Prior Credit Agreement, except for obligations that pursuant to the express terms of the Prior Credit Agreement survive payment of the obligations. As of April 20, 2017, $13.4 million was outstanding under the Prior Credit Agreement. As a result of the refinancing, we recorded a loss on extinguishment of debt of $1.5 million in the nine months ending September 30, 2017, including interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand as a result of the termination.
16.    Income Taxes
Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2017 and 2016 was (0.2)% and 3.5%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2017 and 2016 was 0.2% and 3.1%, respectively. The rates remained relatively flat due to the continued valuation allowance.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the nine months ended September 30, 2017, as there has been no change to the conclusion from the year ended December 31, 2016 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of September 30, 2017 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of September 30, 2017 relates to an indefinite-lived intangible.
There were no material changes to our uncertain tax positions during the three or nine months ended September 30, 2017 or 2016.
17.    Stockholders’ Equity
Share Based Compensation
We currently issue equity and equity-based awards under the 2014 Stock Incentive Plan (the "Plan"), and we have three inactive stock incentive plans: the 1999 Stock Option Plan, the 2004 Stock Option Plan and the 2006 Stock Incentive Plan. As of September 30, 2017, we have 3.8 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 5.4 million shares are outstanding under all of our active and inactive plans. In April 2017, our Board of Directors approved a second amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 4.0 million shares, from 5.5 million shares to 9.5 million shares. The amendment was effective immediately upon our stockholders' approval in May 2017. Individual awards under these plans may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and/or restricted stock units.
Stock Options
Total share based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three months ended September 30, 2017 and 2016 was $574 thousand and $34 thousand, respectively. Total share based compensation expense recognized for stock options for the nine months ended September 30, 2017 and 2016 was $642 thousand and $46 thousand, respectively. The increase is due to a grant of 1.7 million options in June 2017.
The following table summarizes our stock option activity during the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2016	861,366	$3.99
Granted	1,670,000	$4.35
Canceled	(51,824)	$6.03
Outstanding at September 30, 2017	2,479,542	$4.21	$452	8.18
Exercisable at September 30, 2017	430,542	$5.24	$46	1.71

There were no options granted in the three months ended September 30, 2017 or 2016. The weighted average grant date fair value of options granted, based on the Black Scholes method, during the nine months ended September 30, 2017 and 2016 was $1.94 and $0.94, respectively.
There were no options exercised during the nine months ended September 30, 2017 or 2016.
As of September 30, 2017, there was $2.9 million of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units and Restricted Stock Awards
Total share based compensation expense recognized for restricted stock units and restricted stock awards (together, "RSUs"), which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended September 30, 2017 and 2016 was $1.6 million and $1.9 million, respectively. Total share based compensation expense recognized for RSUs for the nine months ended September 30, 2017 and 2016 was $4.0 million and $3.7 million, respectively.
The following table summarizes the activity of our RSUs during the nine months ended September 30, 2017:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	3,363,946	$2.78
Granted	2,001,642	$4.35
Canceled (1)	(1,772,885)	$2.67
Vested	(664,885)	$3.73
Outstanding at September 30, 2017	2,927,818	$3.70
____________________

(1)
Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 68 thousand in the nine months ended September 30, 2017.

As of September 30, 2017, there was $8.5 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Other
In addition to the stock options and RSUs, we determined the majority of the earn-out provisions in the business we acquired in March 2015 from Habits at Work to be share based compensation expense. In the three months ended September 30, 2017, we did not record share based compensation expense related to the earn-out, as the Habits at Work business was sold effective June 1, 2017. In the three months ended September 30, 2016, we recorded share based compensation expense of $313 thousand, which is included in general and administrative expenses in our condensed consolidated financial statements. In the nine months ended September 30, 2017, we reduced share based compensation expense by $57 thousand due to actual Habits at Work performance being lower than forecasted. In the nine months ended September 30, 2016, we recorded share based compensation expense of $930 thousand. Due to the exit of the Habits at Work business, there is no remaining unrecognized compensation expense.
As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 68 thousand in the nine months ended September 30, 2017. Under the New Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock.
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a Warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share. Additionally, we used the proceeds from the sale of the Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. For additional information, please see Note 15.
18.    Related Party Transactions
Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. ("DMS") serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with occasional contracts for certain credit analysis and application development services. In connection with these agreements, we paid monthly installments totaling $491 thousand and $216 thousand in the three months ended September 30, 2017 and 2016, respectively. In the nine months ended September 30, 2017 and 2016, we paid $1.9 million and $772 thousand, respectively. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, we owed $92 thousand and $162 thousand, respectively, to DMS under these agreements.

Loeb Partners Corporation – In connection with the closing of the Prior Credit Agreement, we paid $553 thousand in advisory fees in the nine months ended September 30, 2016 to Loeb Partners Corporation. Loeb Partners Corporation is an affiliate of Loeb Holding Corporation. One of the members of our Board of Directors is the beneficial owner of a majority of the voting stock of Loeb Holding Corporation, and is the Chairman and Chief Executive Officer of Loeb Partners Corporation.
PEAK6 Investments, L.P. – On April 20, 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with a new $20.0 million term loan facility with PEAK6 Investments. In connection with the New Credit Agreement, we paid PEAK6 Investments $1.5 million for the repurchase of common stock, and we received $1.5 million for the issuance of warrants. In the three and nine months ended September 30, 2017, we paid interest of $485 thousand and $864 thousand, respectively. As of September 30, 2017, our outstanding balance on the debt was $20.0 million. PEAK6 Investments owned approximately 419 thousand shares of our common stock immediately prior to the closing of the New Credit Agreement. For additional information, please see Note 15.
One Health Group, LLC – On July 31, 2017, we entered into and consummated the divestiture of Voyce to One Health Group, LLC (the "Purchaser"), pursuant to the terms and conditions of a membership interest purchase agreement (the "Purchase Agreement") between our wholly owned subsidiary and the Purchaser. The purchase price for the Interests (the "Purchase Price") is equal to (i) the sum of one hundred dollars ($100), paid in cash at closing, plus (ii) a revenue participation of up to $20.0 million (the "Maximum Amount"), payable pursuant to the terms and conditions of the Purchase Agreement. As of September 30, 2017, the Purchaser owes us $30 thousand under the Purchase Agreement, which is for operating expenses of Voyce incurred after July 8, 2017, billed in accordance with the Purchase Agreement.
The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, is a significant minority investor, and certain former members of the Voyce management team are the managing member and investors.
19.    Segment and Geographic Information
We have ongoing operations in two segments: 1) Personal Information Services and 2) Insurance and Other Consumer Services. In January 2017 we sold the business comprising our Bail Bonds Industry Solutions segment, and in July 2017 we sold the business comprising our Pet Health Monitoring segment. For additional information, please see Note 4. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
Our Personal Information Services segment offers identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Our Insurance and Other Consumer Services segment includes our insurance and other membership products and services.

The following table sets forth segment information for the three and nine months ended September 30, 2017 and 2016:

	Personal Information Services	Insurance and Other Consumer Services	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Three months ended September 30, 2017
Revenue	$37,845	$1,403	$—	$—	$39,248
Depreciation	1,355	23	—	—	1,378
Amortization	29	—	—	—	29
(Loss) income from operations	(1,155)	386	—	(1,890)	(2,659)
(Loss) income from continuing operations before income taxes	(1,859)	386	—	(1,890)	(3,363)
Three months ended September 30, 2016
Revenue	$40,071	$2,440	$516	$—	$43,027
Depreciation	1,009	36	30	10	1,085
Amortization	47	35	—	—	82
Income (loss) from operations	2,791	3	(190)	(3,925)	(1,321)
Income (loss) from continuing operations before income taxes	1,957	3	(190)	(3,946)	(2,176)

Nine months ended September 30, 2017
Revenue	$114,832	$4,617	$182	$—	$119,631
Depreciation	3,880	86	—	—	3,966
Amortization	123	—	—	—	123
(Loss) income from operations	(6,514)	1,226	(46)	(4,335)	(9,669)
(Loss) income from continuing operations before income taxes	(9,800)	1,225	(46)	(4,335)	(12,956)
Nine months ended September 30, 2016
Revenue	$124,118	$7,726	$1,548	$—	$133,392
Depreciation	3,283	110	79	49	3,521
Amortization	140	291	—	—	431
Income (loss) from operations	11,000	(694)	(386)	(10,012)	(92)
Income (loss) from continuing operations before income taxes	9,030	(694)	(386)	(10,163)	(2,213)
In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. We have elected not to recast our condensed consolidated financial statements for the three or nine months ended September 30, 2016. For the three months ended September 30, 2016 the change in measurement would have had the approximate effects of a $2.3 million decrease in income from operations in our Personal Information Services segment, a $2.1 million decrease in loss from operations in our Corporate business unit and insignificant changes in our other segments. For the nine months ended September 30, 2016 the change in measurement would have had the approximate effects of a $6.7 million decrease in income from operations in our Personal Information Services segment, a $6.0 million decrease in loss from operations in our Corporate business unit and insignificant changes in our other segments.

The following table sets forth segment information as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Property and Equipment, net	Total Assets	Property and Equipment, net	Total Assets
	(in thousands)
Segment:
Personal Information Services	$10,393	$33,300	$10,412	$36,144
Insurance and Other Consumer Services	37	10,386	123	11,092
Bail Bonds Industry Solutions	—	—	247	137
Corporate	—	544	76	5,013
Subtotal	10,430	44,230	10,858	52,386
Adjustment for assets of discontinued operations and assets held for sale	—	—	(247)	471
Consolidated	$10,430	$44,230	$10,611	$52,857
For additional information on discontinued operations and assets held for sale, please see Note 4.
We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue:
For the three months ended September 30, 2017	$35,843	$3,405	$39,248
For the three months ended September 30, 2016	$39,870	$3,157	$43,027

For the nine months ended September 30, 2017	$109,947	$9,684	$119,631
For the nine months ended September 30, 2016	$123,988	$9,404	$133,392

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including the success of our strategic objectives; our ability to generate revenue from our partner sales strategy and business development pipeline with our distribution partners; the impact of shutting down and then divesting our Pet Health Monitoring segment; the timing and success of new product launches and other growth initiatives, including our Identity Guard® with Watson™ product; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring charges; our incurring additional charges for non-income business taxes or otherwise, or impairment costs or charges on goodwill and/or other assets; our ability to control costs; our expectations for marketing and investment expenditures; our failure to protect private data due to a security breach or other unauthorized access; our ability to maintain sufficient liquidity and produce sufficient cash flow to fund our business, growth strategy and debt service obligations; our ability to complete the proposed amendment to our New Credit Agreement; and our needs for additional capital to grow our business, including our ability to maintain compliance with the covenants under our term loan or seek additional sources of debt and/or equity financing. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under "Forward-Looking Statements," "Item 1. Business—Government Regulation" and "Item 1A. Risk Factors" in the Company’s most recent Annual Report on Form 10-K and herein and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.
Overview
We provide innovative, information based solutions that help consumers manage risks and make better informed life decisions. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we have helped consumers monitor, manage and protect against the risks associated with their identities and personal information for more than twenty years. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and recently launched Identity Guard® with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® is offered through large and small organizations as an embedded product for either its employees or consumers, as well as directly to consumers through our direct marketing efforts. In late 2016, we expanded our suite of Identity Guard® products and launched Identity Guard® with Watson™. Identity Guard® with Watson™ offers robust early detection of potential risks, stretching beyond credit-centric risks to include online privacy risks, and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring and online privacy services available on the market today.
We have ongoing operations in one other segment, Insurance and Other Consumer Services. As part of our strategy to have a singular focus on our Personal Information Services segment, we recently sold: 1) the business comprising our Bail Bonds Industry Solutions segment in January 2017; 2) our Habits at Work business, the results of which are recorded in our Personal Information Services segment, in June 2017; and 3) the business comprising our Pet Health Monitoring segment in July 2017. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit. Given these divestitures, in the three months ended September 30, 2017, we began to present the results of operations and provide management's discussion and analysis primarily on a consolidated basis.

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
We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we launched Identity Guard® with Watson™ in 2016. Identity Guard® with Watson™ is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Identity Guard® with Watson™ maximizes the power of IBM Watson™ cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safer web browsing tools. Identity Guard® with Watson™ also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. Identity Guard® with Watson™ also offers social insights that help consumers and their families understand and responsibly manage their social media presence, including assistance to strengthen a consumer’s online privacy settings and remediation of potentially damaging posts. We believe it is the first product of its kind that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson™ technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. As we focus on making Identity Guard® with Watson™ our leading offering to consumers and their families in the U.S. and Canada, we also will continue to invest in our business development group this year and into 2018, as the pipeline of engagement leads grow and we continue to seek to convert the market opportunities into sustainable revenue.
In 2016 and 2017, we continued to expand our business relationships with new partners including retail, communication and other industrial partners, as well as partnering with employers to offer Identity Guard® as an employee benefit option. Building off our historically successful partner product distribution strategy, we have increased our internal business development capability in various channels more than 100% as we continue to pursue and contract with partners to bring our suite of differentiated and comprehensive products to their customers. We also made significant investments in our internal systems, member platforms and IT security compliance in order to build, enhance and prioritize security in our partner distribution channels and generate subscriber growth using an agile development process. We continue to develop, improve and expand upon all of these important initiatives.
We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 56% and 59% of our Personal Information Services segment revenue in the nine months ended September 30, 2017 and 2016, respectively. Revenue from our largest client, Bank of America, constituted approximately 45% and 48% of our Personal Information Services segment revenue in the nine months ended September 30, 2017 and 2016, respectively. Bank of America ceased marketing of our services to new customers in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. Bank of America, however, has the right to require us to cease providing services to its customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Furthermore, we are dependent on Bank of America to cooperate in continued servicing, including subscriber billing. We did not generate any new subscribers from Bank of America or other U.S. financial institution clients in 2017 or 2016, as all marketing of our products by our financial institution clients in the U.S. was terminated in both our Personal Information Services and Insurance and Other Consumer Services segments.
Recently, there has been an increase in the number of major consumer data breaches, including a breach of one of the largest consumer reporting agencies. We continue to review those incidents for insights into how we can reduce our risk of a breach and incorporate those observations into our continuous monitoring of our cybersecurity controls, which we believe meet or exceed industry best practices. In addition, we believe the recent breaches have not had an adverse effect on our business, subscriber base, or vendor relationships; however, there can be no assurances that they will not have an adverse effect in the future. We will continue to evaluate our business and the financial or other impact, if any, of the consumer reporting agency breach and the response of that organization.
Other
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
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c Innovations LLC ("i4c" or "Voyce"). Effective July 31, 2017, we divested our ownership in i4c. This segment is classified as a discontinued operation in the three and nine months ended September 30, 2017. For additional information, please see Note 4 to our condensed consolidated financial statements.
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical ("Captira"). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results, along with the operating results of Habits at Work, have not had a major effect on our condensed consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4 to our condensed consolidated financial statements.

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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of September 30, 2017 and December 31, 2016 totaled $353 thousand and $360 thousand, respectively, and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
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

As of September 30, 2017, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. There is no goodwill remaining in our other reporting units. For additional information, please see Note 10 to our condensed consolidated financial statements.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the nine months ended September 30, 2017 and 2016.
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

In accordance with U.S. GAAP, we assess the probability that the performance conditions of any performance-based restricted stock units ("PBRSUs") will be achieved and record share based compensation expense based on the probable outcome of that performance condition. Vesting of PBRSUs is dependent upon continued employment and achievement of defined performance goals for the year, which is based upon Adjusted EBITDA as defined and determined by the Compensation Committee of the Board of Directors. We recognize the share based compensation expense ratably over the implied service period. PBRSUs will vest no later than March 15 of the year after they are granted. We may make changes to our assessment of probability and therefore, adjust share based compensation expense accordingly throughout the vesting period. During the nine months ended September 30, 2017, we did not grant PBRSUs.
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
Variable Interest Entities
Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. We continuously evaluate our related party relationships and any ownership interests, including controlling or financial interests of our executive management team such as our Chairman and Founder's non-controlling interest in One Health Group, LLC ("OHG"). In accordance with U.S. GAAP, since the total equity investment at risk is not sufficient for OHG to finance its activities without additional subordinated financial support, as well as economic interests of the holders of OHG that are disproportionate to their voting interests, we concluded OHG is a variable interest entity ("VIE"). We further analyzed which related party would be the primary beneficiary in a tiebreaker test. Given that neither we nor our de facto agent have the power to direct the activities of OHG that most significantly impact its economic performance, we determined that we are not the primary beneficiary of the VIE and therefore are not required to consolidate the results of OHG. We do not have any assets or liabilities on our consolidated balance sheet that relate to our variable interest in OHG. Other than the potential participation in future revenue if and when earned, we have no material, continuing economic or other involvement in OHG, including no exposure to loss as a result of our involvement with OHG. Please see Note 4 for additional information related to the divestiture.
Accounting Standards Updates Recently Adopted and Accounting Standards Updates Not Yet Effective
For information about accounting standards updates recently adopted and accounting standards updates not yet effective, please see Note 3 to our condensed consolidated financial statements.
Results of Operations
Three Months Ended September 30, 2017 and 2016 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Three Months Ended September 30,				Change
	2017	Percent of Revenue	2016	Percent of Revenue	Dollars	Percent
Revenue	$39,248	100.0%	$43,027	100.0%	$(3,779)	(8.8)%
Operating expenses:
Marketing	2,682	6.8%	3,202	7.4%	(520)	(16.2)%
Commission	9,462	24.1%	10,527	24.5%	(1,065)	(10.1)%
Cost of revenue	13,126	33.4%	13,723	31.9%	(597)	(4.4)%
General and administrative	15,230	38.8%	15,729	36.6%	(499)	(3.2)%
Depreciation	1,378	3.5%	1,085	2.5%	293	27.0%
Amortization	29	0.1%	82	0.2%	(53)	(64.6)%
Total operating expenses	41,907	106.8%	44,348	103.1%	(2,441)	(5.5)%
Loss from operations	(2,659)	(6.8)%	(1,321)	(3.1)%	(1,338)	101.3%
Interest expense, net	(701)	(1.8)%	(621)	(1.4)%	(80)	12.9%
Other income (expense), net	(3)	—%	(234)	(0.5)%	231	(98.7)%
Loss from continuing operations before income taxes	(3,363)	(8.6)%	(2,176)	(5.1)%	(1,187)	54.5%
Income tax benefit (expense)	(6)	—%	76	0.2%	(82)	(107.9)%
Loss from continuing operations	(3,369)	(8.6)%	(2,100)	(4.9)%	(1,269)	60.4%
Loss from discontinued operations, net of tax	(1,030)	(2.6)%	(6,008)	(14.0)%	4,978	(82.9)%
Net loss	$(4,399)	(11.2)%	$(8,108)	(18.8)%	$3,709	(45.7)%

Revenue
The following tables provide details of our revenue and subscriber information for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(Percent of total)
Bank of America	$16,828	$19,091	42.9%	44.4%
All other financial institution clients	3,946	4,442	10.1%	10.3%
Identity Guard® (1)	12,396	12,369	31.5%	28.7%
Canadian business lines	3,405	3,157	8.7%	7.3%
Breach services & other (1)	1,270	1,012	3.2%	2.4%
Total Personal Information Services revenue	37,845	40,071	96.4%	93.1%
Revenue from other segments	1,403	2,956	3.6%	6.9%
Consolidated revenue	$39,248	$43,027	100.0%	100.0%
Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® (1)	Canadian Business Lines	Total
	(in thousands)
Balance at June 30, 2017	663	329	161	1,153
Additions	—	38	23	61
Cancellations	(23)	(29)	(25)	(77)
Balance at September 30, 2017	640	338	159	1,137

Balance at June 30, 2016	757	345	166	1,268
Additions	—	33	27	60
Cancellations	(25)	(45)	(32)	(102)
Balance at September 30, 2016	732	333	161	1,226
____________________

(1)
We periodically refine the criteria used to calculate and report our subscriber data. In the nine months ended September 30, 2017, we determined that certain subscribers who receive our breach response services should no longer be included in the presentation of Identity Guard® subscribers or revenue due to the nonrecurring nature of our breach response services. For comparability, all periods presented have been recast to reflect this change in subscribers and revenue.

Personal Information Services
The decrease in revenue is primarily due to a $2.8 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
The decrease is also partially due to a decrease in subscribers acquired through one of our Identity Guard® partners that is no longer marketing our products. Additionally, in mid-2017, we reduced marketing spending in certain direct-to-consumer channels and expect to continue a reduced level of spending for the remainder of 2017, which may result in reduced subscriber additions in those channels. However, we continue to focus on improving and expanding our affiliate marketing programs and partner relationships, which, if successful, could increase our revenue and subscriber counts over the next twelve months.
We expect revenue and subscribers in our Canadian business lines to increase slightly for the remainder of 2017. In August 2016, our Canadian joint marketing agreement began transitioning to a new partner, which was successfully completed in early 2017. We believe our new partner, who has previous experience in the identity theft monitoring business and has existing relationships with Canadian businesses, will be successful in growing our Canadian market share.
Insurance and Other Consumer Services
The decrease in revenue continues to be partially due to subscriber attrition and portfolio cancellations in our Insurance and Other Consumer Services segment, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 42 thousand subscribers in our Insurance and Other Consumer Services segment as of September 30, 2017, which is a 26% decrease from our subscriber base of 57 thousand subscribers as of September 30, 2016.
Bail Bonds Industry Solutions
The decrease in revenue is also due to the disposal of our Bail Bonds Industry Solutions segment in January 2017. This segment's operating results are not classified as a discontinued operation, and therefore the revenue related to this segment remains in the results of continuing operations for 2016. The effect is a decrease in revenue of $516 thousand for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Marketing Expenses
Marketing expenses consisted of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing and direct mail expenses such as printing and postage. In the three months ended September 30, 2017 and 2016, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Amortization of deferred subscription solicitation costs related to marketing of our products for the three months ended September 30, 2017 and 2016 was $2.2 million and $2.6 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred for the three months ended September 30, 2017 and 2016 were $441 thousand and $603 thousand, respectively. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.
Commission Expenses
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
Cost of Revenue
Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an additional expense for non-income business taxes of $377 thousand (or 1.0% of revenue) as the result of an assessment received in a state audit. For additional information, please see "Liquidity and Capital Resources — Other" below.
General and Administrative Expenses
General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, legal, human resources and finance functions, as well as internal audit, payroll, share based compensation and other corporate overhead costs. The decrease in general and administrative expenses was primarily due to decreased professional fees related to the development of Identity Guard® with Watson™, which was launched in late 2016, partially offset by increased headcount in our sales and business development departments, as well as the resolution of a non-income tax audit in 2016 that decreased expenses compared to 2017. We expect to incur similar expenses related to product and business development over the next three months. Total share based compensation expense for the three months ended September 30, 2017 and 2016 was $2.2 million and $1.9 million, respectively.
Depreciation
Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The increase is primarily due to internally developed capitalized software related to the continuous innovative development of Identity Guard® with Watson™, the majority of which was placed into service in late 2016.
Goodwill
During the three months ended September 30, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. As of September 30, 2017, both our Personal Information Services and Insurance and Other Consumer Services reporting units had negative carrying amounts of net assets. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting units decrease, we may incur additional impairment charges in the future.

Results of Operations
Nine Months Ended September 30, 2017 and 2016 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Nine Months Ended September 30,				Change
	2017	Percent of Revenue	2016	Percent of Revenue	Dollars	Percent
Revenue	$119,631	100.0%	$133,392	100.0%	$(13,761)	(10.3)%
Operating expenses:
Marketing	9,294	7.8%	10,292	7.7%	(998)	(9.7)%
Commission	28,966	24.2%	32,636	24.5%	(3,670)	(11.2)%
Cost of revenue	39,694	33.2%	41,294	31.0%	(1,600)	(3.9)%
General and administrative	47,151	39.4%	45,310	34.0%	1,841	4.1%
Gain on disposition of Habits at Work	106	0.1%	—	—%	106	N/M
Depreciation	3,966	3.3%	3,521	2.6%	445	12.6%
Amortization	123	0.1%	431	0.3%	(308)	(71.5)%
Total operating expenses	129,300	108.1%	133,484	100.1%	(4,184)	(3.1)%
Loss from operations	(9,669)	(8.1)%	(92)	(0.1)%	(9,577)	10,410%
Interest expense, net	(1,895)	(1.6)%	(1,702)	(1.3)%	(193)	11.3%
Loss on extinguishment of debt	(1,525)	(1.3)%	—	—%	(1,525)	N/M
Other income (expense), net	133	0.1%	(419)	(0.3)%	552	(131.7)%
Loss from continuing operations before income taxes	(12,956)	(10.8)%	(2,213)	(1.7)%	(10,743)	485.4%
Income tax benefit (expense)	23	—%	69	0.1%	(46)	(66.7)%
Loss from continuing operations	(12,933)	(10.8)%	(2,144)	(1.6)%	(10,789)	503.2%
Loss from discontinued operations, net of tax	(2,449)	(2.0)%	(15,538)	(11.6)%	13,089	(84.2)%
Net loss	$(15,382)	(12.9)%	$(17,682)	(13.3)%	$2,300	(13.0)%
Revenue
The following tables provide details of our revenue and subscriber information for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(Percent of total)
Bank of America	$51,815	$59,344	43.3%	44.5%
All other financial institution clients	12,227	14,055	10.2%	10.5%
Identity Guard® (1)	36,889	38,474	30.8%	28.8%
Canadian business lines	9,684	9,404	8.2%	7.1%
Breach services & other (1)	4,217	2,841	3.5%	2.1%
Total Personal Information Services revenue	114,832	124,118	96.0%	93.0%
Revenue from other segments	4,799	9,274	4.0%	7.0%
Consolidated revenue	$119,631	$133,392	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® (1)	Canadian Business Lines	Total
	(in thousands)
Balance at December 31, 2016	705	317	162	1,184
Additions	2	116	81	199
Cancellations	(67)	(95)	(84)	(246)
Balance at September 30, 2017	640	338	159	1,137

Balance at December 31, 2015	818	348	165	1,331
Additions	1	112	93	206
Cancellations	(87)	(127)	(97)	(311)
Balance at September 30, 2016	732	333	161	1,226
____________________

(1)
We periodically refine the criteria used to calculate and report our subscriber data. In the nine months ended September 30, 2017, we determined that certain subscribers who receive our breach response services should no longer be included in the presentation of Identity Guard® subscribers or revenue due to the nonrecurring nature of our breach response services. For comparability, all periods presented have been recast to reflect this change in subscribers and revenue.

Personal Information Services
The decrease in revenue is primarily due to a $9.4 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
The decrease is also partially due to a decrease in subscribers acquired through one of our Identity Guard® partners that is no longer marketing our products. Additionally, in mid-2017, we reduced marketing spending in certain direct-to-consumer channels and expect to continue a reduced level of spending for the remainder of 2017, which may result in reduced subscriber additions in those channels. However, we continue to focus on improving and expanding our affiliate marketing programs and partner relationships, which, if successful, could increase our revenue and subscriber counts over the next twelve months.
We expect revenue and subscribers in our Canadian business lines to increase slightly for the remainder of 2017. In August 2016, our Canadian joint marketing agreement began transitioning to a new partner, which was successfully completed in early 2017. We believe our new partner, who has previous experience in the identity theft monitoring business and has existing relationships with Canadian businesses, will be successful in growing our Canadian market share.
Insurance and Other Consumer Services
The decrease in revenue continues to be partially due to subscriber attrition and portfolio cancellations in our Insurance and Other Consumer Services segment, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products.
Bail Bonds Industry Solutions
The decrease in revenue is also due to the disposal of our Bail Bonds Industry Solutions segment in January 2017. This segment's operating results are not classified as a discontinued operation, and therefore the revenue related to this segment remains in the results of continuing operations for 2016. The effect is a decrease in revenue of $1.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Marketing Expenses
In the nine months ended September 30, 2017 and 2016, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Amortization of deferred subscription solicitation costs related to marketing of our products for the nine months ended September 30, 2017 and 2016 was $7.9 million and $9.2 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred for the nine months ended September 30, 2017 and 2016 were $1.4 million and $1.1 million, respectively. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.

Commission Expenses
The decrease is related to a decrease in overall subscribers for which commissions are paid, which is largely from our financial institution subscriber base. We expect our commission expenses to continue to decline in future quarters primarily due to normal attrition of subscribers in client portfolios with no new marketing activity.
Cost of Revenue
The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by additional expense for non-income business taxes of $1.2 million (or 1.0% of revenue), which is the result of both an assessment received in a state audit and contingent liabilities in other applicable state jurisdictions. In addition, we entered into several software services development contracts, which significantly increased expense from the prior year period, as we continue our efforts to integrate new tools and services into our products. For additional information regarding non-income business taxes, please see "Liquidity and Capital Resources — Other" below.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased headcount in our sales and business development departments, partially offset by decreased professional fees related to the development of Identity Guard® with Watson™, which was launched in late 2016. We expect to incur similar expenses related to product and business development over the next three months. Total share based compensation expense for the nine months ended September 30, 2017 and 2016 was $4.6 million and $3.7 million, respectively.
Depreciation
The increase is primarily due to internally developed capitalized software related to the continuous innovative development of Identity Guard® with Watson™, the majority of which was placed into service in late 2016.
Goodwill
During the nine months ended September 30, 2017, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. As of September 30, 2017, both our Personal Information Services and Insurance and Other Consumer Services reporting units had negative carrying amounts of net assets. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting units decrease, we may incur additional impairment charges in the future.
Interest Expense
Interest expense increased to $701 thousand for the three months ended September 30, 2017 from $621 thousand for the three months ended September 30, 2016. Interest expense increased to $1.9 million for the nine months ended September 30, 2017 from $1.7 million for the nine months ended September 30, 2016. The increase is primarily due to increased interest expense on the potential underpayment of non-income business taxes. For additional information, please see "—Other" in Note 13 to our condensed consolidated financial statements.
As a result of the outstanding debt under the New Credit Agreement, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 15 to our condensed consolidated financial statements.
Other Income (Expense), net
Other (expense) was $(3) thousand for the three months ended September 30, 2017 compared to $(234) thousand for the three months ended September 30, 2016. Other income was $133 thousand for the nine months ended September 30, 2017 compared to other (expense) of $(419) thousand for the nine months ended September 30, 2016. The increases in other income are primarily due to the reversal of an unrealized foreign currency exchange gain related to the resolution of a non-income tax audit in 2016.
Income Taxes
Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2017 and 2016 was (0.2)% and 3.5%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2017 and 2016 was 0.2% and 3.1%, respectively. The rates remained relatively flat due to the continued valuation allowance.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the nine months ended September 30, 2017, as there has been no change to the conclusion from the year ended December 31, 2016 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of September 30, 2017 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future. The remaining deferred tax liability as of September 30, 2017 relates to an indefinite-lived intangible.
There were no material changes to our uncertain tax positions during the three or nine months ended September 30, 2017 or 2016.
Discontinued Operations
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c. Effective July 31, 2017, we divested our ownership in i4c. This segment is classified as a discontinued operation in the three and nine months ended September 30, 2017. For additional information, please see Note 4 to our condensed consolidated financial statements.
The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Chairman and Founder, is a minority investor, and certain former members of the i4c management team are the managing member and investors. Except as described in Note 4, there are no material relationships between the Purchaser, on the one hand, and us or any of our affiliates, directors, officers, or any associate of such directors or officers, on the other hand. For our policy on identifying a controlling financial interest, please see "—Variable Interest Entities" in Note 2 to our condensed consolidated financial statements.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of September 30, 2017 were $7.0 million compared to $10.8 million as of December 31, 2016. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
Our accounts receivable balance as of September 30, 2017 was $6.5 million compared to $8.0 million as of December 31, 2016. The likelihood of non-payment has historically been remote with respect to our Identity Guard®, financial institution and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach response services. In addition, we provide for a refund allowance, which is included in liabilities in our condensed consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
As a result of lower cash and cash equivalents, we had a working capital deficit of $402 thousand as of September 30, 2017 compared to a working capital surplus of $2.2 million as of December 31, 2016. The decrease is primarily due to the loss from operations in the nine months ended September 30, 2017. Our short-term and long-term liquidity depends primarily upon our level of income from operations, cash balances and working capital management.
Pursuant to the Prior Credit Agreement, we were required to maintain at all times minimum cash on hand, as defined in the Prior Credit Agreement, of at least 40% of the total amount outstanding under the term loan. The New Credit Agreement (as described below) requires us to maintain at all times a minimum cash on hand amount, as defined in the New Credit Agreement, of at least 20% of the total amount outstanding under the term loan.
We believe that the cash and cash equivalents on hand and anticipated cash provided by operations will be sufficient to fund our anticipated working capital requirements of our business segments for the next twelve months. We expect to continue to fund sales, marketing, business development, and product development activities from anticipated cash provided by operations. The initiative to limit cash spend for direct-to-consumer marketing that began in the second quarter of 2017 is expected to continue indefinitely and have a positive impact on our cash flows provided by operations. We also expect our Identity Guard® and Canadian subscriber bases and related revenues to increase as a result of new client relationships as well as the expansion of existing client relationships. If there is a material change in our anticipated cash provided by operations or working capital needs, as a result of not achieving these objectives or for other reasons, at a time when we are not in compliance with all of the covenants in the New Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.
To provide additional liquidity to support our growth initiatives, subsequent to September 30, 2017, PEAK6 Investments agreed in principle to amend our New Credit Agreement to increase our term loan facility from $20.0 million to $21.5 million. We expect the $1.5 million increase to be fully funded at closing in the fourth quarter. We expect the amendment to adjust the requirement to maintain at all times minimum cash on hand, as defined in the New Credit Agreement, from at least 20% of the total amount outstanding to the lower of 20% of the total amount outstanding or the amounts as defined in the amendment. We also expect the amendment to decrease the minimum consolidated EBITDA requirement, as defined in the New Credit Agreement, from $2.0 million per quarter to amounts as defined in the amendment, until the second quarter of 2019. We anticipate that the amendment will increase the interest rate by 0.50%.
In connection with the amendment of the New Credit Agreement, we expect to modify the provisions of the Warrant (as defined below) such that the exercise price will be decreased from the $5.00 per share as stated in the original Warrant. Upon closing, PEAK6 Investments is expected to pay us an amount in cash that approximates the increase in estimated fair value of the Warrant as a result of this modification.
No definitive agreements have been executed with PEAK6 Investments in regards to the anticipated amendments described above, and there can be no assurance that we will reach agreement with PEAK6 Investments on these, or any future, amendments or waivers to our New Credit Agreement.
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

	Nine Months Ended September 30,
	2017	2016	Difference
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash flows (used in) provided by continuing operations	$(1,819)	$4,954	$(6,773)
Cash flows used in discontinued operations	(2,313)	(11,687)	9,374
Net cash used in operating activities	(4,132)	(6,733)	2,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash flows used in continuing operations	(4,294)	(4,405)	111
Cash flows provided by (used in) discontinued operations	4	(853)	857
Net cash used in investing activities	(4,290)	(5,258)	968
Cash flows provided by financing activities	4,214	14,317	(10,103)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,208)	2,326	(6,534)
CASH AND CASH EQUIVALENTS — Beginning of period	10,857	11,471	(614)
Cash reclassified to assets held for sale at beginning of period	321	—	321
CASH AND CASH EQUIVALENTS — End of period	$6,970	$13,797	$(6,827)
The increase in operating cash flows used in continuing operations is primarily due to decreases in revenue from reduced subscribers from the comparable period and increased payments for severance and payroll-related costs. In addition, costs in our business development and sales departments increased compared to the prior year period, and we expect to incur similar costs in these departments over the next three months as we continue our efforts to support our growth initiatives in various marketing channels.
In the three months ended June 30, 2017, the Compensation Committee approved executive management bonuses of $1.0 million, which were fully paid by October 2017. Additionally, we recorded a $1.5 million liability primarily related to an audit by a state for non-income business taxes, for which we remitted $733 thousand in October 2017. We continue to correspond with the applicable authorities in an effort toward resolution of our potential remaining indirect tax obligations in the remainder of 2017. For additional information, please see "—Other" below. Payment of these liabilities have and may continue to decrease our cash from operations for the next twelve months. We continue our efforts to resolve a federal income tax refund claim in 2017, which, if successful, would increase our cash from operations.
The slight decrease in investing cash flows used in continuing operations is primarily due to a decrease in restricted cash balances for cash collateral to a commercial bank for corporate credit cards and a decrease in acquisition of property and equipment, partially offset by payments related to the sale of Captira. For additional information, please see Note 4 to our condensed consolidated financial statements. We continue to fund the acquisition of property and equipment, which includes the internally developed capitalized software, as we add innovative new services and tools to our Identity Guard® portfolio.

The decrease in cash flows provided by financing activities is due to proceeds of $20.0 million from the closing of the Prior Credit Agreement in the first quarter of 2016, partially offset by net proceeds received from the closing of the New Credit Agreement in the second quarter of 2017, described below.
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
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay penalties, fees and expenses as a result of the termination. We expect to use the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to increase subscriber acquisitions and continue our innovative product development. As of September 30, 2017, $20.0 million was outstanding under the New Credit Agreement, which was presented net of unamortized debt issuance costs and debt discount totaling $818 thousand in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of September 30, 2017, none of the outstanding balance was classified as short-term.
In order to consummate the divestiture of i4c (see Note 4 to the condensed consolidated financial statements), on July 31, 2017, we entered into the Amendment to the New Credit Agreement among us, the other credit parties party thereto, and PEAK6 Investments. The Amendment removes i4c as a party to the New Credit Agreement and amends the New Credit Agreement to permit the transactions entered into by us and our subsidiaries in connection with the divestiture of i4c.
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
The New Credit Agreement requires us to maintain at all times a minimum cash on hand amount, as defined in the New Credit Agreement, of at least 20% of the total amount outstanding under the term loan. We are also required to maintain compliance on a quarterly basis commencing with the quarter ending December 31, 2017 with minimum consolidated EBITDA (as defined in the New Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) of $2.0 million; provided consolidated EBITDA from the immediately preceding quarter in excess of $2.0 million may be added to a current quarter to make up any shortfall and provided further that when we have not met the minimum consolidated EBITDA test for any quarter (even after including excess consolidated EBITDA for the prior quarter) the test for compliance is deferred until the end of the next quarter and we shall be deemed to be in compliance if, taking into account consolidated EBITDA in excess of $2.0 million from the prior quarter, consolidated EBITDA from the test quarter, and consolidated EBITDA in excess of $2.0 million from the subsequent quarter, we pass the minimum compliance test. Excess consolidated EBITDA in any quarter can be counted only once for determining compliance with this covenant. As of September 30, 2017, we were in compliance with all such covenants.

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
In connection with the entry into the New Credit Agreement described above, effective April 20, 2017, we and our applicable subsidiaries satisfied and discharged all obligations under, and terminated, the Prior Credit Agreement, except for obligations that pursuant to the express terms of the Prior Credit Agreement survive payment of the obligations. As of April 20, 2017, $13.4 million was outstanding under the Prior Credit Agreement. As a result of the refinancing, we recorded a loss on extinguishment of debt of $1.5 million in the nine months ending September 30, 2017, including interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand as a result of the termination.
Share Repurchase
As of September 30, 2017, we had approximately $15.3 million remaining under our share repurchase program. During the nine months ended September 30, 2017, we repurchased 419 thousand shares of our common stock as described above. During the nine months ended September 30, 2016, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 68 thousand in the nine months ended September 30, 2017.
Other
In April 2017, our Board of Directors approved a second amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 4.0 million shares, from 5.5 million shares to 9.5 million shares. The amendment was effective immediately upon our stockholders' approval in May 2017.

We may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the nine months ended September 30, 2017 and 2016 (in thousands):

	Non-Income Business Tax Liability
	2017	2016
Balance at beginning of period	$94	$3,427
Adjustments to existing liabilities	1,461	(1,038)
Payments	(94)	(21)
Balance at September 30	$1,461	$2,368
We continue to analyze what obligations we have, if any, to state taxing authorities. As a result of an audit by a state for non-income business taxes, for which an assessment was received in the nine months ended September 30, 2017, we recorded a liability of $913 thousand in the same period for the underpayment of taxes and related interest, which was recorded primarily in cost of revenue in our condensed consolidated statements of operations. Additionally, we recorded an estimated liability of $548 thousand for the potential underpayment in other jurisdictions. We analyzed all the information available to us in order to estimate a liability for potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. However, we cannot reasonably estimate the potential amount of future payments due to the unique facts and circumstances involved.
In the nine months ended September 30, 2017, we entered into contracts, primarily for fulfillment and application development services, pursuant to which we agreed to minimum, non-refundable installment payments totaling approximately $1.2 million, payable in monthly and yearly installments through June 30, 2020. These amounts are expensed on a pro-rata basis and are recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. For additional information on other minimum, non-refundable contracts, please see Note 19 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements other than the revenue participation rights as discussed in "—Recent Developments — Divestiture of Voyce" above.

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
There have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Based upon our experience, we do not believe that these proceedings and claims will result in a material adverse change in our business or financial condition, and as of September 30, 2017, we do not have any significant liabilities accrued. Please refer to "—Legal Proceedings" in Note 13 to our condensed consolidated financial statements for information regarding certain judicial, regulatory and legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.
The common share purchases described in the table below represent the withholding of shares to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except average price paid per share)
July 1, 2017 to July 31, 2017	35	$4.70	—	$—
August 1, 2017 to August 31, 2017	—	$—	—	$—
September 1, 2017 to September 30, 2017	—	$—	—	$—

Item 6.	Exhibits

2.1+
Membership Interest Purchase Agreement dated as of July 31, 2017 between Intersections Holdings Inc. and One Health Group, LLC (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed August 4, 2017).

10.1
Amendment No. 1, dated as of July 31, 2017, to Credit Agreement dated as of April 20, 2017 among Intersections Inc., the Other Credit Parties party thereto, and PEAK6 Investments, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed August 4, 2017).

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

+
The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Intersections Inc. undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date:	November 13, 2017	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer