Form 10-K
period 2017-12-31
INTERSECTIONS INC
filed 2018-03-30
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
As of June 30, 2017, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $36.6 million based on the last sales price quoted on The NASDAQ Global Market.
As of March 16, 2018, the registrant had 28,327,784 shares of common stock, $0.01 par value per share, issued and 24,220,528 shares outstanding, with 4,107,256 shares of treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2018 annual meeting of stockholders to be held on or about May 30, 2018.

INTERSECTIONS INC.
Form 10-K

December 31, 2017

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

PART I
ITEM 1.    BUSINESS
Explanatory Note
Unless indicated otherwise, throughout this Annual Report on Form 10-K, we may refer to Intersections Inc. and its consolidated subsidiaries as “we,” “us,” “our” and "the Company."
Overview
We provide innovative software and data monitoring and analytics solutions that help consumers manage financial and personal risks associated with the proliferation of their personal data in the virtual and financial world. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we have helped consumers monitor, manage and protect against the risks associated with their identities and personal information for more than twenty years. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and Identity Guard® with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® is offered through large and small organizations as an embedded product for either its employees or consumers, as well as directly to consumers through our direct marketing efforts. In 2017, we expanded our suite of Identity Guard® and Identity Guard® with Watson™ products. Identity Guard® with Watson™ offers robust early detection of potential risks, stretching beyond credit-centric risks to include online privacy risks, and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring and online privacy services available on the market today.
We have ongoing operations in one other segment, Insurance and Other Consumer Services. As part of our strategy to have a singular focus on our Personal Information Services segment, we recently sold: 1) the business comprising our Bail Bonds Industry Solutions segment in January 2017; 2) our Habits at Work business, the results of which are recorded in our Personal Information Services segment, in June 2017; and 3) the business comprising our Pet Health Monitoring segment in July 2017. For additional information, please see Note 4 to our consolidated financial statements. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
During 2017, we refinanced our existing senior secured indebtedness with Crystal Financial SPV LLC ("Prior Credit Agreement") with a new term loan facility with PEAK6 Investments, L.P. ("PEAK6 Investments"). We also executed amendments to the new term loan facility (together with the amendments, the "New Credit Agreement"), which had a principal outstanding amount of $21.5 million as of December 31, 2017. In connection with the New Credit Agreement, we paid PEAK6 Investments $1.5 million for the repurchase of common stock, and we received a total of $2.2 million for the issuance of a warrant to purchase 1.5 million shares of our common stock. The proceeds were, and will be, used for general corporate purposes, including investments in internal business development resources, internal technology systems and platforms, and continuous innovation of our products. For additional information, please see Note 15 to our consolidated financial statements.
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
Our Primary Business
We offer identity and privacy protection services to consumers through our Personal Information Services segment. This segment constituted approximately 96% and 93% of our revenue in the years ended December 31, 2017 and 2016, respectively. We typically offer our services on a monthly or annual subscription basis. Our subscriber counts as of December 31, 2017 and 2016 were 1.1 million and 1.2 million, respectively.

Products and Services
Our Personal Information Services segment includes privacy, personal information security and identity theft monitoring and remediation services to help consumers understand, monitor, manage and protect against the risks associated with the inappropriate and sometimes criminal exposure of their personal information. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening, social media footprint and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance of up to $1.0 million underwritten by a prominent insurance company; and software and other technology tools and services. Our resolution team applies its expertise to assist consumers with the remediation of confirmed identity theft events by providing pertinent documentation, communicating directly with creditors and placing fraud alerts on their behalf. We also offer breach response services to large and small organizations responding to compromises of sensitive personal information and other customer and employee data, mitigating potential damage to the customers and the corporate brand. We help these organizations notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We continue to develop innovative new services and tools to add to our Identity Guard® portfolio and address the increasing awareness by consumers of the risks associated with their personal information.
We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we focused on expanding Identity Guard® with Watson™ in 2017. Identity Guard® with Watson™ is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Identity Guard® with Watson™ maximizes the power of IBM Watson™ cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safe web browsing tools. Identity Guard® with Watson™ also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. Identity Guard® with Watson™ also offers social insights that help consumers and their families understand and responsibly manage their social media presence, including assistance to strengthen a consumer’s online privacy settings and remediation of potentially damaging posts. We believe it is the first product of its kind that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson™ technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. As we focus on making Identity Guard® with Watson™ our leading offering to consumers and their families in the U.S. and Canada, we significantly invested in our product and business development group in 2017 and plan to continue this investment in 2018, as the pipeline of engagement leads grow and we continue to seek to convert the market opportunities into sustainable revenue.
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
We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 55% and 59% of our Personal Information Services segment revenue in the years ended December 31, 2017 and 2016, respectively. Revenue from our largest client, Bank of America, constituted approximately 44% and 48% of our Personal Information Services segment revenue in the years ended December 31, 2017 and 2016, respectively. Bank of America ceased marketing of our services to new customers in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. Bank of America, however, has the right to require us to cease providing services to its customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Furthermore, we are dependent on Bank of America to cooperate in continued servicing, including subscriber billing. We did not generate any new subscribers from Bank of America or other U.S. financial institution clients in 2017 or

2016, as all marketing of our products by our financial institution clients in the U.S. was terminated in both our Personal Information Services and Insurance and Other Consumer Services segments.
Sources of Supply
Our major source of data used in providing our services to consumers resulted from our continuing agreements with Equifax, Experian and TransUnion in both the U.S. and Canada. We believe we are an important customer to each of the three bureaus. The contract with Equifax expires in 2021. The Experian and TransUnion contracts may be terminated by them on 30 days’ and 60 days’ notice, respectively. Each of the credit reporting agencies also competes with us in providing credit scores, credit reports and limited credit monitoring services to subscribers.
In 2017, we renegotiated volume pricing, as well as any minimum fixed fees, of the supply of credit bureau data for our product features while also exploring alternative data sources. We have entered into long-term contracts with several other providers of data and analytics for our new Identity Guard® with Watson™ product, including new data sources, advanced tools and analytical capabilities, and more timely notification of activities and more useable content. In certain contractual arrangements, we pay non-refundable license fees in exchange for the limited exclusive rights to use the data. We routinely review the effectiveness and cost of these exclusivity agreements in conjunction with our projected data usage and business forecasts and may make adjustments to our data mix and providers.
Industry Overview and Competition
Identity fraud has been the most reported consumer complaint in the U.S. for the past 15 years, according to the Federal Trade Commission. According to Javelin Strategy & Research, identity fraud continued its sharp upward trend in 2017, as the number of victims in the U.S. alone rose to 16.7 million, 8% higher than 2016 and 27% higher than 2015. Account takeover and card-not-present fraud were the primary drivers of the significant increase. The estimated cost of identity fraud in the U.S. in 2017 was nearly $17 billion, up from $16 billion in 2016. The increased use of e-commerce (including the use of mobile applications), social media and the Internet, as well as the amount of reported breaches of consumer data by large retailers, healthcare providers and other organizations has compounded the amount of identity theft and identity fraud events. As a result, the markets for our Personal Information Services segment are quite robust and growing continually. We operate in a highly competitive and rapidly changing environment. We believe that the competitive factors in our market include access to a breadth of identity and consumer transaction data, broad and effective service offerings, brand recognition, technology, effective and cost-efficient customer acquisition, customer satisfaction, price, quality and reliable customer service, and accurate identification of appropriate target markets for our business. Our principal competitors include the following companies and their subsidiaries or affiliates: Equifax; Experian; TransUnion; LifeLock; AllClear ID; and Davis & Henderson in Canada. We compete with these companies to provide our services to our distribution partners’ customers and our own direct subscribers. Some of our competitors have substantially greater financial, technical, human and other resources than we do, which may allow them to devote greater resources to developing, promoting and selling services, offer services at lower prices than we do and develop and launch new products and services more quickly or effectively than we do. In addition, competitor distribution to and retention of new subscribers may benefit from greater brand recognition and brand loyalty than we have or may be able to achieve.
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
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c Innovations LLC ("i4c" or "Voyce"). Voyce generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. Effective July 31, 2017, we sold Voyce to a newly-formed entity of which Michael R. Stanfield, our Executive Chairman and President, is a minority investor. The results of this segment are reported as discontinued operations in accordance with U.S. GAAP in the years ended December 31, 2017 and 2016. For additional information, please see Note 4 to our consolidated financial statements.
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical LLC ("Captira"). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results, along with the operating results of Habits at Work, have not had a major effect on our consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4 to our consolidated financial statements.

Government Regulation
We are subject to a wide variety of federal, state, foreign and local laws and regulations, including the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act, the Federal Trade Commission Act and comparable state laws that are patterned after the FTC Act, and other similar laws, rules and regulations. We also are subject to federal and state laws and regulations relating to the channels in which we sell and market our services, as well as a consent order with the Consumer Financial Protection Bureau as described below. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any changes to the existing applicable laws or regulations, or any determination that other laws or regulations are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, any of these laws or regulations may be subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties, which could have a material adverse effect on our business, operating results, financial condition, and prospects.
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
Privacy and Information
Consumer marketing and products generally are governed by federal and state laws regarding the use, sharing and protection of personal information. Specific state or federal laws may apply depending on the nature of the products and services or marketing channel or method. For example, we are subject to the federal FCRA and similar state laws governing credit information, as well as to state and federal privacy laws governing financial institutions or products, including the federal Gramm Leach Bliley Act and certain state laws governing the sharing or use of personal information by financial institutions and their affiliates.
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
In 2015, we entered into a consent order with the CFPB in the U.S. District Court for the Eastern District of Virginia. Without admitting or denying the allegations in the complaint, we agreed to implement a satisfactory compliance plan to comply with the Order and to provide a progress update. We also submitted an amended compliance plan to the CFPB in early 2017.

Other Laws and Regulations
Other laws and regulations may apply to one or more of our business segments generally or specifically based on the activities of that segment. For example, state insurance laws and laws governing discount medical programs or other discount programs apply to certain of the products in our Insurance and Other Consumer Services segment.
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
Cybersecurity
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
We have adopted data security policies, data breach mitigation policies and data breach response policies and procedures, which we regularly review and update. Our data breach response policies and procedures delineate the actions that we will implement in the event that we discover or have reason to believe that a data breach has occurred, including but not limited to convening our Data Breach Response Team, terminating the breach, initiating an investigation, preserving relevant evidence, escalating and disseminating information and action plans throughout our organization, promptly identifying and notifying affected individuals, contacting regulators and law enforcement as appropriate and mitigating damage or loss incurred by affected individuals and the Company.
The Risk Management Committee of our Board of directors meets regularly with the members of management who lead our cyber and information security efforts. During those meetings, the Committee receives detailed reports and presentations regarding our cyber and information security, data breach risk mitigation and data breach response programs, engages with the responsible executives and reports any comments or concerns to management and the full Board.
Our Insider Trading Policy prohibits our employees from purchasing or selling our stock or other securities based upon material, non-public information, including but not limited to a data or information security breach. Employees must obtain from our Chief Legal Officer written pre-clearance for any such purchase or sale, which the Chief Legal Officer will not issue in the event of a known material data or information security breach, the existence of which has not been made public.
Employees
As of December 31, 2017, we had 362 employees, compared to 422 employees as of December 31, 2016. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.
Financial Information about Segments and Geographic Areas
Please see Note 20 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

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
Risks Related to our Business
Our revenue decreased in the year ended December 31, 2017 as compared to the year ended December 31, 2016, and there can be no assurances that our revenue will not continue to decline.
In the year ended December 31, 2017, our consolidated revenue declined by approximately 9.1% from 2016 primarily due to a decline in revenue from our financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. We may continue to lose existing subscribers and the corresponding revenue due to a number of factors, including normal attrition and potential actions taken by our financial institution clients or us. We need to replace the revenue from the loss of new and existing subscribers with our other products and services, and there can be no assurances that we will be successful in doing so. Our failure to increase our revenue or grow our profitability likely could continue to adversely affect the value of our common stock.
We incurred consolidated losses from continuing operations of $11.8 million and $3.4 million in the years ended December 31, 2017 and 2016, respectively. We may continue to incur substantial expenses from increased overhead costs to grow our sales and business development departments, and we cannot give assurances of our future profitability.
We incurred significant consolidated loss from continuing operations in 2017 and 2016 primarily due to the decline in revenue in our Personal Information Services and Insurance and Other Consumer Services segments. In 2017, we divested our non-core businesses (including the Pet Health Monitoring and Bail Bonds Industry Solutions segments), which allows us to concentrate our resources to improve our core identity theft protection subscribers, revenue and results. However, there can be no assurances that we will not continue to report significant consolidated operating losses in future periods. We cannot predict whether we will be able to become profitable on an annual basis in the future, as we may not generate sufficient revenue to obtain and maintain profitability and expect to continue to incur significant expenses to maintain and expand our Identity Guard® and Identity Guard® with Watson™ products. We also may incur additional costs associated with our regulatory compliance as we are subject to a wide variety of federal, state and local laws and regulations, which may make it more difficult for us to achieve future profitability. If we are unable to become profitable, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could further decline.
We are dependent upon our Personal Information Services segment for substantially all of our revenue, and our revenue from that segment may continue to decrease, primarily due to the attrition of subscribers obtained through our historical financial institution clients.
Approximately 96% of our revenue in the year ended December 31, 2017 was derived from our Personal Information Services segment. We are entirely dependent on revenue from this segment. Our revenue for this segment declined in 2017 by approximately 6.4% from 2016 as our subscriber base obtained through our historical financial institution clients continued to decline in excess of new subscribers in our suite of Identity Guard® products. Therefore, adverse developments in this business segment could have a significant adverse impact on our financial condition, results of operations and cash flows. We have lost subscribers in prior years, and may lose subscribers in future years, due to numerous factors, including changing subscriber preferences; subscriber dissatisfaction; cancellations required by marketing partners, or for regulatory or other reasons; competitive price pressure; recurring billing issues, such as changes to their credit card billing practices or policies; credit card or other billing vehicle declines or turnover, including as a result of a refinancing or account cancellation; and general economic conditions. As a result of these factors, our total number of subscribers may continue to decline during 2018. Our failure to increase our revenue likely would continue to adversely affect the value of our common stock.
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
We historically depended upon our agreements with a small number of financial institutions in the U.S. to derive a significant portion of our revenue. For example, in 2017 and 2016, we derived approximately 55% and 59%, respectively, of our Personal Information Services segment revenue from our agreements with U.S. financial institutions. Under these contracts, our right to continue to service subscribers after termination of a contract by a financial institution varies based on the specific contract terms. Under some contracts, we may continue to provide our services to the existing subscribers, and the financial institution must provide certain applicable services, for varying time periods. Under other contracts, the financial institution may require us at any time to cease providing services under existing subscriptions. Financial institutions under most contracts also may require us to cease providing services to their customers under existing subscriptions if the contract is terminated for material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Even in contracts under which we have a right to continue to provide our services to existing subscribers after termination, we often are substantially dependent on those clients to cooperate in continued servicing, including continued billing by those clients. If those financial institutions do not perform their contractual obligations with respect to the servicing of existing subscribers, or otherwise do not cooperate in our continued servicing of those subscribers, or, where permitted under our contracts, they terminate our servicing of the subscribers, we could lose significant current sources of revenue, and those losses could have a material adverse effect on our business, financial condition and results of operations.
We could lose our access to data from any of the three major credit reporting agencies, each of which competes with us, which could cause demand for our services to decrease, affect our profitability and have a material adverse effect on our business.
We rely on the major credit reporting agencies, Equifax, Experian and TransUnion, in both the U.S. and Canada to provide us with essential credit-related data for our consumer identity theft protection services. The Experian and TransUnion contracts may be terminated by them on 30 days’ and 60 days’ notice, respectively, while the contract with Equifax expires in 2021. Each of the three major credit reporting agencies competes with us by providing credit information directly to consumers, and may decide to stop supplying data to us on a timely manner or at all, or to significantly increase the costs they charge us for their data. Any change, interruption, deterioration or termination of our relationship with one or more of the three credit reporting agencies would be disruptive to our business and could cause us to lose subscribers or incur increased expenses. We may not be successful in maintaining our relationships on the current terms with the three credit reporting agencies and may not be able to continue to obtain data from them on acceptable terms or at all. Furthermore, there can be no assurances that we will be able to obtain data from alternative or additional sources if our current sources become unavailable or too costly.
Our failure to protect personal data could cause us to expend capital and resources to protect against future security breaches or other unauthorized access, result in litigation costs, liability and damage to our reputation and business.
We collect, distribute and protect nonpublic and sensitive personal data in delivering our services. We are subject to the risk that unauthorized users might access that data, technical issues might release or expose that data to unauthorized users or human error might cause the wrongful dissemination of that data. If we experience a security breach or other unauthorized access to information, the integrity of our services may be affected. We continue to incur significant costs to protect against security breaches or other mishaps and to minimize the adverse effects of a data breach, were one to occur. Moreover, any public perception that we mishandle personal information could adversely affect our ability to attract and retain clients and subscribers, or maintain key supplier relationships, and could subject us to legal claims and liability and damage to our reputation. In addition, unauthorized third parties might alter information in our databases, which could adversely affect both our ability to market our services and the credibility of our information.
Our business is dependent on the secure operation of our websites, mobile apps, working environments, storage, security and other data systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ personal information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Like many companies, we are the target of frequent and repeated cyber-attacks of varying levels of sophistication. Many companies regularly disclose security breaches, some of which have involved intentional attacks. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our clients, our suppliers or others. If an actual or perceived breach of our security occurs, client, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose clients, customers and/or suppliers. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

If our security measures are circumvented, our personal information or that of our subscribers could be misappropriated, causing interruption in our operations, damaging our information systems or those of our users, or otherwise damaging our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.
We rely on various technologies, including without limitation encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including without limitation customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to fail to protect personal data from being breached or compromised. Data breaches can also occur as a result of non-technical issues.
Under payment card rules and our contracts with our card processors and clients, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay our fees. If we were unable to accept payment cards, our business would be seriously damaged.
Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach suffered by us or by persons with whom we have commercial relationships, that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.
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
We recorded one-time intangible and other asset impairment charges of $8.5 million in the year ended December 31, 2016, primarily due to the cessation of operations in our Pet Health Monitoring business. Additionally, we assess our goodwill and other intangible assets as well as our other long-lived assets as and when required by U.S. GAAP to determine whether they are impaired and, if they are, we record appropriate impairment charges. We had no goodwill impairment charges in 2017 or 2016, but it is possible that we may be required to record additional significant impairment charges in the future and, if we do so, our operating income could be materially adversely affected.
The New Credit Agreement provides our lenders with a first-priority lien against substantially all of our assets and contains certain restrictions on our ability to take certain actions. We cannot provide assurance that we will maintain compliance with the financial and other restrictive covenants under the New Credit Agreement.
We are subject to a number of financial and other restrictive covenants under the New Credit Agreement. These covenants include restrictions that prohibit or otherwise limit our ability to pay dividends and repurchase stock, incur additional indebtedness, make certain investments and other payments, enter into acquisitions, encumber or dispose of assets or engage in certain other types of transactions, and also require that we maintain certain minimum cash balances, financial ratios and EBITDA levels (as defined in the New Credit Agreement and adjusted for certain non-cash, non-recurring and other items) during specified periods. Failure to comply with any of the covenants under the New Credit Agreement could result in a default under the facility, which could cause the lenders to declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. We cannot provide assurance that we will maintain compliance with such covenants for future periods, or, if necessary, be able to amend the financial or restrictive covenants contained therein or enter into new credit arrangements to maintain liquidity in the future. We have taken and may continue to take actions including, but not limited to, delaying or forgoing capital investments, reducing marketing or other expenditures compared to current plans, and/or renegotiating or seeking a waiver or amendment of the terms of the New Credit Agreement as means of maintaining compliance with these covenants.

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
In November 2017, we amended our existing credit agreement in which we received additional operating funds at a higher borrowing rate. We could need to continue to raise additional funds in the future in order to operate and expand our business. Our ability to meet our future capital requirements and grow our business by investing in and marketing our products and services could be materially adversely affected if we are unable to maintain compliance with the covenants under the New Credit Agreement or otherwise obtain financing in the future. There can be no assurances that additional funds will be available on terms acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or any future commercialization efforts. Our inability to obtain additional financing could have a material adverse effect on our financial condition.
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
We depend on key members of our management. We do not maintain key person life insurance on our senior management. Loss of one or more of these key individuals, particularly our Executive Chairman or our other executive officers, could have a material adverse effect on our business. We also believe that our future success will depend, in part, on our ability to attract, retain and motivate skilled managerial, marketing and other personnel, and a failure to attract and retain those personnel may have a material adverse impact on our business.
Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited, which could potentially result in increased tax liabilities for us in the future.
As of December 31, 2017, we had approximately $10.6 million of a federal net operating loss carry-forward. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Due to the nature of our closely-held stockholders, we have not performed an analysis to determine if there were any prior year ownership changes, which would limit our ability to utilize the federal net operating loss carry-forward. If we earn net taxable income in future years, our ability to use our net operating loss carry-forward to offset taxable income will be subject to our future analysis of ownership changes and, as a result, may be subject to limitations, which could potentially result in increased future tax liability to us.
The recently enacted Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 may materially impact our future operating results and tax accounting policies.
The Tax Cuts and Jobs Act may have future implications to our financial reporting which, due to the varying assessment date provisions, may be materially different than what is completely reflected or disclosed in our financial statements for the year ended December 31, 2017. Changes to certain limitations and deductible provisions may have a favorable or unfavorable impact on future operating results and cash taxes including, but not limited to, repeal of the corporate alternative minimum tax, change to covered employees under Section 162(m), limitations on the deduction of interest expense from debt financing and expensing of qualifying depreciable assets. Ongoing analysis of the income tax reform may potentially impact our business, financial conditions and results of operations in one or more future periods.
Our Canadian business exposes us to operational, economic and currency risks.
Our Canadian operations represented approximately 8% and 7% of our consolidated revenue in 2017 and 2016, respectively, and a component of our strategy includes expanding and adding to our marketing partner relationships in Canada as well as adding Identity Guard® with Watson™ as a premier product offering. Our ability to successfully conduct business in Canada is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing businesses in Canada. Transacting business with Canadian partners and vendors has made us subject to Canadian economic conditions, particularly currency exchange rate fluctuations, increased regulations, quotas, tariffs, and political factors, any of which could have a material adverse effect on our consolidated financial condition and results of operations as our business in Canada continues to expand. Further, we may be exposed to new forms of competition not present in our domestic markets, as well as subject to potentially different demographic tastes and preferences for our products.
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
Our growth depends upon developing and successfully introducing new products and services that generate client and consumer interest, including new data sources, advanced tools and analytical capabilities, more timely notification of activities and more useable content. Since late 2016, we continue to unveil our new Identity Guard® with Watson™ product to various marketing channels and partners. We have made, and may make, significant investments in new products and services, including development costs and prepayment of royalties and fees to third party providers. Our failure to develop, introduce or expand successfully our products and services could have a material adverse effect on our business and prospects.
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

If the material weaknesses identified in our internal control over financial reporting persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2017, our management conducted an assessment of the effectiveness of our internal control over financial reporting. In connection with that assessment, a material weakness was identified in our internal controls over accounting for share based compensation, and a material weakness was identified in our internal controls over accounting for revenue recognition. Exchange Act Rule 12b-2 and Rule 1-02(b) of Regulation S-X define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The identified material weaknesses are further described in Part II, Item 9A of this report.
Our remediation efforts regarding these material weaknesses are also described in Part II, Item 9A of this report. While we are confident that that our remediation plans will remediate the identified material weaknesses, it is possible that our remedial measures may not be sufficient or may take longer than anticipated. If our remedial measures are insufficient to address the material weaknesses on a timely basis, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Even after the identified material weaknesses have been remediated, investors may lose confidence in our reported financial information and the market price of our shares of common stock may decline.
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
Currently, our products and services are subject to sales and use taxes in certain states to which we are currently compliant, and taxability is generally determined by statutory state laws and regulations, as well as an assessment of nexus. Whether sales of our services are subject to additional states’ sales and use taxes is uncertain, due in part to the unique nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. One or more additional states may seek to impose sales or use tax or other tax collection obligations on us, whether based on sales by us or our resellers or clients, including for past sales. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial audit defense fees and tax liabilities for past sales, discourage clients from offering or billing for our services, or otherwise cause material harm to our business, financial condition and results of operations.
There are several applicable and potential governmental regulatory matters being considered by the U.S. Supreme Court, Congress and a number of U.S. states that may impact us by requiring remote online sellers to collect sales tax on their revenue. For example, the U.S. Supreme Court has agreed to hear during the current spring term the appeal from the South Dakota Supreme Court of the matter of South Dakota v. Wayfair, Inc. This case is expected to directly revisit the 25-year-old “doctrine” previously established by the Supreme Court in Quill Corp. v. North Dakota, which requires a minimum physical presence within a state in order to permit the state to impose sales tax on revenue derived within that state. We cannot predict the effect, if any, that these and other attempts to impose sales, income or other taxes on online sales may have on our business. Any new or revised taxes would likely increase our cost of doing business online and could reduce demand for our services and create additional administrative and compliance burdens, all of which could adversely affect our results of operations.
Risks Related to Intellectual Property
If our efforts to protect the proprietary nature of the intellectual property related to our current or future products and services, including our Identity Guard® and Identity Guard® with Watson™ products, are not adequate, we may not be able to compete effectively in our market.
Our success depends in part on our ability to protect our intellectual property, including our Identity Guard® and Identity Guard® with Watson™ products. We rely upon a combination of patents, trademarks, trade secret protection, confidentiality and license agreements to protect the intellectual property related to our current products and services. However, these measures afford only limited protection and might be challenged, invalidated, or circumvented by third parties. The measures we take to protect our intellectual property may not be sufficient or effective, and in some instances we have not undertaken comprehensive searches with respect to certain of our intellectual property. We have limited protections in countries outside the U.S., such as registrations for key trademarks. Moreover, our competitors may independently develop similar intellectual property.
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
The trading price of our common stock is volatile. In the past, our stock price has declined in response to period-to-period fluctuations in our revenue, expenses and operating results. In certain periods where our operating results have been below historical amounts, the price of our common stock decreased significantly following earnings announcements. In addition, our stock price may continue to fluctuate significantly in the future as a result of a number of factors, many of which are beyond our control, including:

•	the timing and rate of subscription cancellations and additions;

•	the decrease in our revenue and subscriber base in 2017 and the possible continued reduction in either or both in 2018;

•	our continued losses from continuing operations;

•	the loss of a key client or a change by a key client in the servicing of our products and services;

•	enforcement actions or other proceedings against us or our client;

•	our ability to introduce new and improve existing products and services on a timely basis;

•	the success of competing products and services by our competitors;

•	the demand for consumer subscription services generally;

•	amount and frequency of future dividend payments and share repurchases, if any;

•	our ability to generate and maintain cash flows provided by operations, including our ability to secure any additional debt or equity financing;

•	the ability of third parties to support our services; and

•	general economic conditions.
We do not expect to declare or pay dividends for the foreseeable future.
We have not paid cash dividends on our common stock since the first quarter of 2014. Because we currently intend to retain all cash we generate to fund the growth of our business and the New Credit Agreement currently prohibits us from declaring and paying ordinary cash dividends, we do not expect to pay dividends on our common stock for the foreseeable future. As a result, if we do not declare or pay dividends you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
Insiders have substantial control over us and could delay or prevent a change in corporate control, which may harm the market price of our common stock.
Loeb Holding Corp., which is controlled by one of our directors, owns approximately 40% of our outstanding common stock, and Michael R. Stanfield, our Executive Chairman and President, owns approximately 7% of our outstanding common stock. In addition, our other executive officers and other directors collectively own significant shares of our outstanding common stock, and these insiders may acquire additional shares of common stock or other securities in the future. These stockholders may have interests that conflict with the other public stockholders. If these stockholders act together, they could have the ability to significantly influence or control the management and affairs of our company and potentially determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any sale of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by delaying, discouraging or preventing a change in control transaction.

If we sell shares of our common stock or derivative securities in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.
We may from time to time issue additional shares of common stock or derivative securities, including at a discount from the current trading price of our common stock. As a result, our stockholders could experience immediate dilution upon the sale or issuance of any shares of our common stock at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock, warrants or common stock. If we issue common stock or securities convertible, exchangeable or exercisable into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As a smaller reporting company, we are not required to provide this information.
ITEM 2.    PROPERTIES
The following is a summary of our principal leased facilities:

Location	Lease Expiration	Segment
Chantilly, VA	2019	Personal Information Services
Santa Clara, CA	2020	Personal Information Services
Rio Rancho, NM	2023	Personal Information Services
Arlington Heights, IL	2019	Insurance and Other Consumer Services
We believe that our facilities will support our future business requirements or that we will be able to lease additional or replacement space, if needed, on reasonable terms. Certain properties are utilized by all of our segments and in such cases the property is reported in the segment with highest usage.
ITEM 3.    LEGAL PROCEEDINGS
In the normal course of business, we may become involved in various legal proceedings. Based upon our experience, we do not believe that these proceedings and claims will result in a material adverse change in our business or financial condition, and as of December 31, 2017, we do not have any significant liabilities accrued. Please refer to “Legal Proceedings” in Note 16 to our consolidated financial statements for information regarding certain judicial, regulatory and legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Position
Michael R. Stanfield	67	Executive Chairman and President
Melba Amissi	44	Chief Operating Officer
Ronald L. Barden	54	Chief Financial Officer
Duane L. Berlin	59	Chief Legal Officer, General Counsel
Tracy M. Ward	40	Vice President, Principal Accounting Officer
Michael R. Stanfield co-founded CreditComm, the predecessor to Intersections, in May 1996, and has served as our Chairman of the Board of Directors since that time. Since January 2018, Mr. Stanfield has served as Executive Chairman and President, pursuant to which he has assumed the duties as the principal executive officer of the Company. Prior to January 2018, Mr. Stanfield served as Chairman and Founder from inception until January 2018. Mr. Stanfield joined Loeb Partners Corporation, an affiliate of Loeb Holding Corporation, in November 1993 and served as a Managing Director at the time of his resignation in August 1999. Mr. Stanfield has been involved in management information services and direct marketing through investments and management since 1982, and has served as a director of CCC Information Services Inc. and BWIA West Indies Airways. Prior to beginning his operational career, Mr. Stanfield was an investment banker with Loeb, Rhoades & Co. and Wertheim & Co. He holds a B.B.A. in Business Administration from Emory University and an M.B.A. from Columbia University.
Melba Amissi joined the Company in 2001 and has served in a number of management positions over the years. Most recently, Ms. Amissi served as Senior Vice President, Chief Risk Officer since January 1, 2017, and prior to that became Senior Vice President, Chief of Staff on November 17, 2014, after previously serving as Vice President of Legal and Business Affairs since 2007. In these roles, Ms. Amissi was responsible for managing, directing, and implementing compliance and risk for marketing, technology, operations, customer care, information security, and human resources. Ms. Amissi received her business degree from Randolph Macon Woman’s College and she is a Certified Information Privacy Professional and IAPP Member since 2016.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock trades on The NASDAQ Global Market under the symbol “INTX.” As of February 28, 2018, the common stock was held by approximately 75 stockholders of record and an estimated 1,897 additional stockholders whose shares were held for them in street name or nominee accounts. Set forth below are the high and low closing sale prices per share and dividends declared on our common stock as reported on the NASDAQ Composite Tape.

	Sales Price per Share
	High	Low	Dividends Paid per Common Share
2017 Quarter ended:
March 31, 2017	$4.19	$3.55	$—
June 30, 2017	$5.73	$3.96	$—
September 30, 2017	$4.74	$2.96	$—
December 31, 2017	$3.36	$1.91	$—

	Sales Price per Share
	High	Low	Dividends Paid per Common Share
2016 Quarter ended:
March 31, 2016	$2.94	$2.25	$—
June 30, 2016	$2.58	$2.13	$—
September 30, 2016	$2.23	$1.74	$—
December 31, 2016	$4.13	$1.72	$—
We do not expect to declare or pay dividends for the foreseeable future. Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board of Directors. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our Board of Directors may, in its discretion, consider relevant. Under the New Credit Agreement, we are prohibited from declaring and paying ordinary cash dividends.
In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2017, we had approximately $15.3 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are prohibited from repurchasing any shares of common stock under the New Credit Agreement.
We did not repurchase any shares during the three months ended December 31, 2017. The common share purchases described in the table below represent the withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
(in thousands, except average price paid per share)
October 1, 2017 to October 31, 2017	35	$3.37	—	$—
November 1, 2017 to November 30, 2017	—	$—	—	$—
December 1, 2017 to December 31, 2017	—	$—	—	$—
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
Overview
We provide innovative software and data monitoring and analytics solutions that help consumers manage financial and personal risks associated with the proliferation of their personal data in the virtual and financial world. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we have helped consumers monitor, manage and protect against the risks associated with their identities and personal information for more than twenty years. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and Identity Guard® with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® is offered through large and small organizations as an embedded product for either its employees or consumers, as well as directly to consumers through our direct marketing efforts. In 2017, we expanded our suite of Identity Guard® and Identity Guard® with Watson™ products. Identity Guard® with Watson™ offers robust early detection of potential risks, stretching beyond credit-centric risks to include online privacy risks, and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring and online privacy services available on the market today.
We have ongoing operations in one other segment, Insurance and Other Consumer Services. As part of our strategy to have a singular focus on our Personal Information Services segment, we recently sold: 1) the business comprising our Bail Bonds Industry Solutions segment in January 2017; 2) our Habits at Work business, the results of which are recorded in our Personal Information Services segment, in June 2017; and 3) the business comprising our Pet Health Monitoring segment in July 2017. For additional information, please see Note 4 to our consolidated financial statements. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit. Given these divestitures, in 2017 we began to present the results of operations and provide management's discussion and analysis primarily on a consolidated basis.
During 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with the New Credit Agreement, which had a principal outstanding amount of $21.5 million as of December 31, 2017. In connection with the New Credit Agreement, we paid PEAK6 Investments $1.5 million for the repurchase of common stock, and we received a total of $2.2 million for the issuance of a warrant to purchase 1.5 million shares of our common stock. The proceeds were, and will be, used for general corporate purposes, including investments in internal business development resources, internal technology systems and platforms, and continuous innovation of our products. For additional information, please see Note 15 to our consolidated financial statements.
Personal Information Services
Our Personal Information Services segment includes privacy, personal information security and identity theft monitoring and remediation services to help consumers understand, monitor, manage and protect against the risks associated with the inappropriate and sometimes criminal exposure of their personal information. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening, social media footprint and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance of up to $1.0 million underwritten by a prominent insurance company; and software and other technology tools and services. Our resolution team applies its expertise to assist consumers with the remediation of confirmed identity theft events by providing pertinent documentation, communicating directly with creditors and placing fraud alerts on their behalf. We also offer breach response services to large and small organizations responding to compromises of sensitive personal information and other customer and employee data, mitigating potential damage to the customers and the corporate brand. We help these organizations notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. We continue to develop innovative new services and tools to add to our Identity Guard® portfolio and address the increasing awareness by consumers of the risks associated with their personal information.
We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we focused on expanding Identity Guard® with Watson™ in 2017. Identity Guard® with Watson™ is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Identity Guard® with Watson™ maximizes the power of IBM Watson™ cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safe web browsing tools. Identity Guard® with Watson™ also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. Identity Guard® with Watson™ also offers social insights that help consumers and their families understand and responsibly manage their social media presence, including assistance to strengthen a consumer’s online privacy settings and remediation of potentially damaging posts. We believe it is the first product of its kind that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson™ technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. As we focus on making Identity Guard® with Watson™ our leading offering to consumers and their families in the U.S. and Canada, we significantly invested in our product and business development group in 2017 and plan to continue this investment in 2018, as the pipeline of engagement leads grow and we continue to seek to convert the market opportunities into sustainable revenue.
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
We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 55% and 59% of our Personal Information Services segment revenue in the years ended December 31, 2017 and 2016, respectively. Revenue from our largest client, Bank of America, constituted approximately 44% and 48% of our Personal Information Services segment revenue in the years ended December 31, 2017 and 2016, respectively. Bank of America ceased marketing of our services to new customers in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers. Bank of America, however, has the right to require us to cease providing services to its customers under existing subscriptions if the contract is terminated due to material breach by us or based on various events such as certain legal or regulatory changes, a party’s bankruptcy or insolvency, or other events. Furthermore, we are dependent on Bank of America to cooperate in continued servicing, including subscriber billing. We did not generate any new subscribers from Bank of America or other U.S. financial institution clients in 2017 or 2016, as all marketing of our products by our financial institution clients in the U.S. was terminated in both our Personal Information Services and Insurance and Other Consumer Services segments.
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
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c Innovations LLC ("i4c" or "Voyce"). Voyce generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. Effective July 31, 2017, we sold Voyce to a newly-formed entity of which Michael R. Stanfield, our Executive Chairman and President, is a minority investor. The results of this segment are reported as discontinued operations in accordance with U.S. GAAP in the years ended December 31, 2017 and 2016. For additional information, please see Note 4 to our consolidated financial statements.
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical LLC ("Captira"). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results, along with the operating results of Habits at Work, have not had a major effect on our consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4 to our consolidated financial statements.
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
Identity Theft Protection Services
We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our clients and paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from organizations are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized on a straight-line basis over the term of the service period. We also generate revenue through a collaborative arrangement, which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2017 and 2016 totaled $340 thousand and $360 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.
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
On January 1, 2017, we prospectively adopted ASU 2017-04, "Intangibles-Goodwill and Other." In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the guidance eliminates the requirement to perform further goodwill impairment testing. Upon adoption of ASU 2017-04, we are not required to perform a qualitative assessment for our reporting units with zero or negative carrying amounts. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we perform the quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.
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
As of December 31, 2017, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. For additional information, please see Note 10 to our consolidated financial statements.
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
Classification of Debt
On April 20, 2017, we refinanced the Prior Credit Agreement with the New Credit Agreement. Pursuant to the New Credit Agreement, we are required to make certain prepayments on our term loans in addition to scheduled quarterly repayments, including but not limited to asset dispositions, extraordinary receipts, excess cash flows (as defined in the New Credit Agreement) and certain equity issuances. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months, if any, are classified as the current portion of long-term debt in our consolidated financial statements, net of unamortized debt issuance costs and debt discount to be amortized in the next twelve months based on the current effective interest rate applied.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the years ended December 31, 2017 and 2016.
Expected Dividend Yield. Under the New Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero for 2017 and 2016.
Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 50% and 45% for 2017 and 2016, respectively.

Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 1.8% and 1.1% for 2017 and 2016, respectively.
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, of approximately 4.6 and 4.8 years for 2017 and 2016, respectively. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
During the year ended December 31, 2016, we granted performance-based restricted stock units ("PBRSUs"). In accordance with U.S. GAAP, we assess the probability that the performance conditions of the PBRSUs would be achieved and recorded share based compensation expense based on the probable outcome of that performance condition. Vesting of the PBRSUs was dependent upon continued employment and achievement of defined performance goals for the year, which were based upon Adjusted EBIDTA, as defined and determined by the Compensation Committee of the Board of Directors. We recognized the shared based compensation expense ratably over the implied service period. The 2016 PBRSU grant vested by March 15, 2017 and we adjusted the shared based compensation expense throughout the vesting period based on our assessment of probability. During the year ended December 31, 2017, we did not grant any PBRSUs.
Income Taxes
We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and future reversal of existing deferred tax assets and liabilities, sufficient sources of taxable income in available carryback periods, tax-planning strategies, and historical results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three trailing years of cumulative operating income (loss). Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. U.S. GAAP addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We have elected to include principal and penalties expense related to uncertain tax positions as part of income tax expense and include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheets. U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
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

Variable Interest Entities
Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. We continuously evaluate our related party relationships and any ownership interests, including controlling or financial interests of our executive management team such as our Executive Chairman and President's non-controlling interest in One Health Group, LLC ("OHG"). In accordance with U.S. GAAP, since the total equity investment at risk is not sufficient for OHG to finance its activities without additional subordinated financial support, as well as economic interests of the holders of OHG that are disproportionate to their voting interests, we concluded OHG is a variable interest entity ("VIE"). We further analyzed which related party would be the primary beneficiary in a tiebreaker test. Given that neither we nor our de facto agent have the power to direct the activities of OHG that most significantly impact its economic performance, we determined that we are not the primary beneficiary of the VIE and therefore are not required to consolidate the results of OHG. We do not have any assets or liabilities on our consolidated balance sheet that relate to our variable interest in OHG. Other than the potential participation in future revenue if and when earned, we have no material, continuing economic or other involvement in OHG, including no exposure to loss as a result of our involvement with OHG. Please see Note 4 for additional information related to the divestiture.
Internally Developed Capitalized Software
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

Results of Continuing Operations
Years Ended December 31, 2017 and 2016 (in thousands):
The consolidated results of continuing operations are as follows:

	Year Ended December 31,				Change
	2017	Percent of Revenue	2016	Percent of Revenue	Dollars	Percent
Revenue	$159,620	100.0%	$175,592	100.0%	$(15,972)	(9.1)%
Operating expenses:
Marketing	11,330	7.1%	13,156	7.5%	(1,826)	(13.9)%
Commission	38,386	24.0%	42,775	24.4%	(4,389)	(10.3)%
Cost of revenue	51,710	32.4%	53,797	30.6%	(2,087)	(3.9)%
General and administrative	62,530	39.2%	59,671	34.0%	2,859	4.8%
Loss on dispositions of Captira and Habits at Work	106	0.1%	—	—%	106	N/M*
Impairment of intangibles and other assets	—	—%	1,428	0.8%	(1,428)	(100.0)%
Depreciation	5,485	3.4%	4,763	2.7%	722	15.2%
Amortization	152	0.1%	513	0.3%	(361)	(70.4)%
Total operating expenses	169,699	106.3%	176,103	100.3%	(6,404)	(3.6)%
Loss from operations	(10,079)	(6.3)%	(511)	(0.3)%	(9,568)	1,872.4%
Interest expense, net	(2,227)	(1.4)%	(2,366)	(1.3)%	139	(5.9)%
Loss on extinguishment of debt	(1,525)	(1.0)%	—	—%	(1,525)	N/M*
Other income (expense), net	126	0.1%	(487)	(0.3)%	613	(125.9)%
Loss from continuing operations before income taxes	(13,705)	(8.6)%	(3,364)	(1.9)%	(10,341)	307.4%
Income tax benefit (expense) from continuing operations	1,915	1.2%	(75)	(0.1)%	1,990	(2,653.3)%
Loss from continuing operations	(11,790)	(7.4)%	(3,439)	(2.0)%	(8,351)	242.8%
Loss from discontinued operations, net of tax	(2,534)	(1.6)%	(27,030)	(15.4)%	24,496	(90.6)%
Net loss	$(14,324)	(9.0)%	$(30,469)	(17.4)%	$16,145	(53.0)%
* Not meaningful.

Revenue and Subscribers
The following tables provide details of our revenue information for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	2017	2016
	(in thousands)		(percent of total)
Bank of America	$68,027	$77,841	42.6%	44.3%
All other financial institution clients	16,037	18,361	10.0%	10.5%
Subtotal: financial institutions	84,064	96,202	52.6%	54.8%
Identity Guard® (1)	50,507	50,571	31.6%	28.8%
Canadian business lines	13,096	12,488	8.2%	7.1%
Breach services & other (1)	5,484	4,441	3.5%	2.5%
Subtotal: ongoing business lines	69,087	67,500	43.3%	38.4%
Total Personal Information Services revenue	153,151	163,702	95.9%	93.2%
Revenue from other segments	6,469	11,890	4.1%	6.8%
Consolidated revenue	$159,620	$175,592	100.0%	100.0%
The following tables provide details of our subscriber information for the years ended December 31, 2017 and 2016:

	Financial Institution	Identity Guard® (1)	Canadian Business Lines	Total
	(in thousands)
Balance at December 31, 2015	818	348	165	1,331
Additions	2	132	123	257
Cancellations	(115)	(163)	(126)	(404)
Balance at December 31, 2016	705	317	162	1,184
Additions	2	160	106	268
Cancellations	(87)	(118)	(107)	(312)
Balance at December 31, 2017	620	359	161	1,140
____________________

(1)
We periodically refine the criteria used to calculate and report our subscriber data. In the year ended December 31, 2017, we determined that certain subscribers who receive our breach response services should no longer be included in the presentation of Identity Guard® subscribers or revenue due to the nonrecurring nature of our breach response services. For comparability, all periods presented have been recast to reflect this change in subscribers and revenue.

Personal Information Services Revenue
Revenue from our actively marketed, ongoing business lines, Identity Guard®, Canada, and Breach services and other, increased $1.6 million, or 2.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The Identity Guard® business line revenue for 2017 was consistent with the prior year as revenue gains from subscriber increases in several of our Identity Guard® partner and programs were offset by decreases in revenue from subscribers acquired through one of our partners, Costco, that is no longer marketing our products. The Identity Guard® subscriber base increased approximately 13% as a result of new subscribers acquired in the later part of 2017 through one of our employee benefit partners. In mid-2017, we reduced marketing spending in certain direct-to-consumer channels and expect to continue a reduced level of spending through 2018, which may result in reduced subscriber additions in those channels. We continue to focus on improving and expanding our affiliate marketing programs, partner relationships, and employer programs, which, if successful, could increase our revenue and subscriber counts over the next twelve months.
Revenue from our Canadian business line increased 4.8% in 2017 as our Canadian joint marketing partner operated for the full year of 2017 after transitioning form the prior partner in 2016. Our marketing partner has previous experience in the identity theft monitoring business and has existing relationships with Canadian businesses. This partner was successful in expanding its partners in 2017 and achieving a higher average revenue per subscriber, which was partially offset by normal subscriber attrition. We expect continued success in growing our Canadian market share in 2018.
The increase in revenue from our Breach services and other business lines of $1.0 million was primarily the result of the full year revenue from a client breach services program that was initiated in late 2016.

The revenue increase in the on-going business lines was more than offset by a $12.1 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
Revenue From Other Segments
The decrease in revenue continues to be partially due to subscriber attrition and portfolio cancellations in our Insurance and Other Consumer Services segment, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these products. We had approximately 39 thousand subscribers in our Insurance and Other Consumer Services segment as of December 31, 2017, which is a 23.5% decrease from our subscriber base of 51 thousand subscribers as of December 31, 2016.
The decrease in consolidated revenue is also due to the disposal of our Bail Bonds Industry Solutions segment in January 2017. This segment's operating results are not classified as a discontinued operation, and therefore the revenue related to this segment remains in the results of continuing operations for 2016. The effect is a decrease in consolidated revenue of $1.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Marketing Expenses
Marketing expenses consisted of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing and direct mail expenses such as printing and postage. In the years ended December 31, 2017 and 2016, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the year ended December 31, 2017 compared to the year ended December 31, 2016. Amortization of deferred subscription solicitation costs related to marketing of our products for the years ended December 31, 2017 and 2016 was $9.6 million and $11.7 million, respectively. Marketing costs that do not meet the criteria for capitalization and are expensed as incurred for the years ended December 31, 2017 and 2016 were $1.8 million and $1.5 million, respectively. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue. Upon adoption of ASU 2014-09, "Revenue from Contracts with Customers," on January 1, 2018, we will no longer defer and amortize direct-response advertising costs, and as such, we expect our marketing expenses in 2018 to be significantly lower than in prior years. For additional information, please see Note 3 to our consolidated financial statements.
Commission Expenses
Commission expenses consist of commissions paid to our clients and other partners. The decrease is related to a decrease in overall subscribers for which commissions are paid, which is largely from our financial institution subscriber base. We expect commission expenses related to our financial institution subscriber base to continue to decline due to normal attrition of subscribers in client portfolios with no new marketing activity. However, the decline may be partially or completely offset by increased commission expenses related to increased sales of our new product offerings. We expect commission expenses as a percentage of revenue to remain flat in 2018.
Cost of Revenue
Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an additional expense for non-income business taxes of $1.3 million (or 0.8% of revenue), which is the result of both an assessment received in a state audit and contingent liabilities in other applicable state jurisdictions. We incur fixed fee long term pricing for the supply of credit bureau data and certain alternative data sources for our products, which is expected to reduce our effective rates (or alternatively, the variable rate of tiered and fixed subscriber fulfillment costs) as volume increases. For additional information, please see "Liquidity and Capital Resources—Other" below.
General and Administrative Expenses
General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, legal, human resources and finance functions, as well as internal audit, payroll, share based compensation and other corporate overhead costs. We incurred additional general and administrative expenses in 2017 as we significantly invested in our sales and business development departments, as the pipeline of engagement leads have grown and we continue to seek to convert the market opportunities into sustainable revenue for 2018 and beyond. We expect this increased investment to be partially offset by the forecasted future reduction of payroll expenses in other departments, which increased severance expense by $1.4 million in 2017 compared to 2016. General and administrative expenses were favorably impacted in 2017 by a one-time, non-cash benefit resulting from a change in our vacation policy (see Note 12 to our consolidated financial statements) as well as decreased professional fees, the majority of which were incurred in 2016 for the development of Identity Guard® with Watson™, which was launched in late 2016.

In addition, our total share based compensation expense increased to $8.5 million for the year ended December 31, 2017 from $4.7 million for the year ended December 31, 2016, primarily due to grants of 2.1 million stock options and 2.6 million RSUs to employees in 2017.
Depreciation
Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The increase is primarily due to internally developed capitalized software related to the continuous innovative development of Identity Guard® with Watson™, the majority of which was placed into service in late 2016.
Goodwill
Both our Personal Information Services and Insurance and Other Consumer Services reporting units had negative carrying amounts of net assets, and therefore we did not perform an annual test of our goodwill for impairment. In addition, we did not identify any triggering events in the year ended December 31, 2017. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting units decrease, we may incur additional impairment charges in the future.
Interest Expense
The decrease in 2017 compared to 2016 is primarily due to a lower interest rate on our outstanding debt under the New Credit Agreement as compared to the Prior Credit Agreement, partially offset by increased interest expense on the underpayment of non-income business taxes. For additional information, please see "—Other" in Note 16 to our consolidated financial statements.
As a result of the outstanding debt under the New Credit Agreement, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 15 to our consolidated financial statements.
Other Income (Expense), net
Other income was $126 thousand for the year ended December 31, 2017 compared to other (expense) of $(487) thousand for the year ended December 31, 2016. The increase in other income is primarily due to the reversal of an unrealized foreign currency exchange gain related to the resolution of a non-income tax audit in 2016.
Income Taxes
Our consolidated effective tax rate from continuing operations for the years ended December 31, 2017 and 2016 was 14.0% and (2.2)%, respectively. The increase in the effective tax rate is primarily due to estimated impacts of the broad and complex changes in the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was enacted in 2017 and resulted in the reduction of the valuation allowance on our deferred tax assets, which will become indefinite-lived under the future net operating loss carryforward rules, and the repeal of the corporate alternative minimum tax.
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
The amount of deferred tax assets considered realizable as of December 31, 2017 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there could be an annual limitation on the amount of the carryforwards that can be utilized in the future.
There were no material changes to our uncertain tax positions during the years ended December 31, 2017 or 2016. We believe it is reasonably possible we could reduce our unrecognized tax benefits by up to $1.2 million within the next twelve months, primarily related to the settlement of general business credits refunded under audit, which would also reduce the income tax receivable and the income tax provision in our consolidated financial statements.
Discontinued Operations
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c. Effective July 31, 2017, we divested our ownership in i4c. This segment is classified as a discontinued operation in the years ended December 31, 2017 and 2016. For additional information, please see Note 4 to our consolidated financial statements.

The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Executive Chairman and President, is a minority investor, and certain former members of the i4c management team are the managing member and investors. Except as described in Note 4 to our consolidated financial statements, there are no material relationships between the Purchaser, on the one hand, and us or any of our affiliates, directors, officers, or any associate of such directors or officers, on the other hand. For our policy on identifying a controlling financial interest, please see "—Variable Interest Entities" in Note 2 to our consolidated financial statements
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents were $8.5 million as of December 31, 2017 compared to $10.8 million as of December 31, 2016. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
Our accounts receivable balance as of December 31, 2017 was $8.2 million compared to $9.4 million as of December 31, 2016. The likelihood of non-payment has historically been remote with respect to our Identity Guard®, financial institution and insurance services clients billed, however, we do provide for an allowance for doubtful accounts with respect to breach response services. In addition, we provide for a refund allowance, which is included in liabilities in our consolidated balance sheets, against transactions that may be refunded in subsequent months. This allowance is based on historical results.
We had a working capital surplus of $2.3 million as of December 31, 2017 compared to $786 thousand as of December 31, 2016. The increase is primarily due to the execution of an amendment to our New Credit Agreement, which increased our term loan by $1.5 million. Our short-term and long-term liquidity depends primarily upon our level of income from operations, cash balances and working capital management. Pursuant to the New Credit Agreement (as described below), we are required to maintain at all times minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the New Credit Agreement.
We believe that the cash and cash equivalents on hand and anticipated cash provided by operations will be sufficient to fund our anticipated working capital requirements of our business segments for the next twelve months. We expect to continue to fund sales, marketing, business development, and product development activities from anticipated cash provided by operations. The initiative to limit cash spend for certain historically productive direct-to-consumer marketing that began in the second quarter of 2017 is expected to continue indefinitely and continue to have a positive impact on our cash flows provided by operations. We also expect our Identity Guard® and Canadian subscriber bases and related revenues to increase as a result of new client relationships as well as the expansion of existing client relationships. If there is a material change in our anticipated cash provided by operations or working capital needs, as a result of not achieving these objectives or for other reasons, at a time when we are not in compliance with all of the covenants in the New Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.

We may explore additional or replacement financing sources, including to fund expansion, to respond to competitive pressures, to invest in or acquire complementary products, businesses or technologies, or to lower our cost of capital, which could include equity and debt financings. There can be no guarantee that any additional or replacement financing will be available on acceptable terms, if at all. If additional or replacement capital is raised through the issuance of equity or equity-like securities, existing stockholders could suffer significant dilution, and if we raise additional or replacement capital through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to common stock, could result in increased interest expense and other costs, and could contain additional covenants that could restrict operations.

	Year Ended December 31,
	2017	2016	Difference
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash flows (used in) provided by continuing operations	$(50)	$13,262	$(13,312)
Cash flows used in discontinued operations	(2,398)	(17,183)	14,785
Net cash used in operating activities	(2,448)	(3,921)	1,473
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash flows used in continuing operations	(6,387)	(5,578)	(809)
Cash flows provided by (used in) discontinued operations	4	(1,031)	1,035
Net cash used in investing activities	(6,383)	(6,609)	226
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,155	10,237	(4,082)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,676)	(293)	(2,383)
CASH AND CASH EQUIVALENTS — Beginning of period	10,797	11,471	(674)
Cash reclassified to assets held for sale at beginning of period	381	—	381
Less: cash reclassified to assets held for sale at end of period	—	(381)	381
CASH AND CASH EQUIVALENTS — End of period	$8,502	$10,797	$(2,295)
The decrease in operating cash flows from continuing operations is primarily due to decreases in revenue from reduced subscribers from the comparable period. In addition, costs in our business development and sales departments increased compared to the prior year period, and we expect to incur similar costs in these departments in 2018 as we continue our efforts to support our growth initiatives in various marketing channels. We divested our non-core businesses in 2017, which partially offset the decrease in our cash flows from continuing operations and will have a positive impact on our future operating cash flows.
In 2017, we paid executive management bonuses of $1.0 million, which were approved by the Compensation Committee. Additionally, we recorded a $1.5 million liability primarily related to an audit by a state for non-income business taxes, for which we remitted $827 thousand in 2017. We continue to correspond with the applicable authorities in an effort toward resolution of our potential remaining indirect tax obligations in 2018. For additional information, please see "—Other" below. Payment of these liabilities have and may continue to decrease our cash from operations for the next twelve months. Subsequent to December 31, 2017, we effectively settled a portion of our refund claim, which was under federal income tax audit, and we expect to receive approximately $1.3 million in the first half of 2018. We continue our efforts to resolve the remaining federal income tax refund claims, which, if successful, would also increase our cash flows from operations.
The decrease in investing cash flows from continuing operations is primarily due to payments related to the sale of Captira (see Note 4 to our consolidated financial statements), as well as an increase in acquisition costs of property and equipment. We continue to fund the acquisition of property and equipment, which includes the internally developed capitalized software, as we add innovative new services and tools to our Identity Guard® portfolio.
The decrease in cash flows from financing activities is due to proceeds of $20.0 million from the closing of the Prior Credit Agreement in the first quarter of 2016, partially offset by net proceeds received from the closing of the New Credit Agreement and Warrant in 2017, described below. We anticipate making a voluntary principal payment on our term loan facility of approximately $1.0 million in early 2018, which may be subject to a mutual agreement with our lender and may include, but may not be limited to, an amendment to the minimum cash on hand covenant requirement.
Credit Facility and Borrowing Capacity
Debt
In March 2016, we and our subsidiaries entered into a credit agreement with Crystal Financial SPV LLC ("Prior Credit Agreement"). The Prior Credit Agreement provided for a $20.0 million senior secured term loan, which was fully funded at closing, with a maturity date of March 21, 2019 and interest at the greater of LIBOR plus 10% per annum or 10.5% per annum. As of

December 31, 2016, $13.4 million was outstanding, which was presented net of unamortized debt issuance costs of $1.2 million in our consolidated balance sheets in accordance with U.S. GAAP.
In April 2017, we refinanced our indebtedness under the Prior Credit Agreement with a new term loan facility with PEAK6 Investments. We also executed amendments to the new term loan facility in July and November 2017 (together with the amendments, the "New Credit Agreement"), which had a principal outstanding amount of $21.5 million as of December 31, 2017 and an initial interest rate of 9.99% per annum, to be adjusted annually on March 31 to 8.25% plus 1 year LIBOR. The maturity date of the New Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The New Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay interest, prepayment penalties, transaction fees and expenses as a result of the termination. We are using the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to increase subscriber acquisitions and continue our innovative product development. As a result of the refinancing, we recorded a loss on extinguishment of debt of $1.5 million in the year ended December 31, 2017, including interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand as a result of the termination of the Prior Credit Agreement.
The New Credit Agreement requires the prepayment of the aggregate principal amount outstanding in an amount equal to 25% of our excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2018 and continuing thereafter. Certain other events defined in the New Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions (except for proceeds from the sale of assets in our i4c subsidiary), casualty events, extraordinary receipts, and certain equity issuances. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.
As of December 31, 2017, $21.5 million was outstanding under the New Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $764 thousand in our consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2017, none of the outstanding balance is classified as short-term.
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
The New Credit Agreement requires us to maintain at all times a minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the New Credit Agreement. We are also required to maintain compliance on a quarterly basis commencing with the quarter ending December 31, 2017 with minimum consolidated EBITDA (as defined in the New Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) of $2.0 million; provided consolidated EBITDA from the immediately preceding quarter in excess of $2.0 million may be added to a current quarter to make up any shortfall and provided further that when we have not met the minimum consolidated EBITDA test for any quarter (even after including excess consolidated EBITDA for the prior quarter) the test for compliance is deferred until the end of the next quarter and we shall be deemed to be in compliance if, taking into account consolidated EBITDA in excess of $2.0 million from the prior quarter, consolidated EBITDA from the test quarter, and consolidated EBITDA in excess of $2.0 million from the subsequent quarter, we pass the minimum compliance test. Excess consolidated EBITDA in any quarter can be counted only once for determining compliance with this covenant. As of December 31, 2017, we were in compliance with all such covenants.
Minimum Consolidated EBITDA

Fiscal Quarters Ending	Amount
Fiscal quarter ending on December 31, 2017	$1,500,000
Each fiscal quarter ending on or after March 31, 2018 but on or before December 31, 2018	$1,000,000
Fiscal quarter ending on March 31, 2019	$1,500,000
Each fiscal quarter ending on or after June 30, 2019	$2,000,000

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
Failure to comply with any of the covenants under the New Credit Agreement could result in a default under the facility, which could cause the lender to declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. Although we have historically received waivers and executed amendments when necessary, there can be no assurances that we would be able to obtain a waiver or amendment in the future.
Warrant
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share ("Original Warrant”). In connection with a later amendment to the New Credit Agreement, we issued a warrant to PEAK6 Investments for an additional purchase price of $700 thousand in cash ("Replacement Warrant"), and PEAK6 Investments surrendered the Original Warrant previously issued by us on April 20, 2017. The Replacement Warrant provides PEAK6 with the right to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share. The Replacement Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a “net share settlement” feature that requires the holder to exercise the Replacement Warrant without a cash payment upon the terms set forth therein. The Warrant includes a feature to provide for increases in the number of shares issuable upon exercise in the event of a future change of control transaction (as defined therein), with the number of increased shares based upon the time elapsed from issuance of the Warrant and the difference between the exercise price of the Warrant and the transaction price in the change of control, all as more fully set forth in the Warrant. The Warrant also provides for adjustments in the underlying number of shares and exercise price in the event of recapitalizations, stock splits or dividends and other corporate events. Warrants are valued on our balance sheet at $2.8 million as of December 31, 2017. For additional information related to the fair value of the warrants, please see Note 6 to our consolidated financial statements.
Stock Redemption
In connection with the New Credit Agreement, we used the proceeds from the sale of the Original Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. PEAK6 Capital Management LLC is an affiliate of PEAK6 Investments.
The repurchase was made pursuant to our previously announced share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under the New Credit Agreement.
Share Repurchase
As of December 31, 2017, we had approximately $15.3 million remaining under our share repurchase program. During the year ended December 31, 2017, we repurchased 419 thousand shares of our common stock as described above. During the year ended December 31, 2016, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 103 thousand and 76 thousand in the years ended December 31, 2017 and 2016, respectively.
Other
In April 2017, our Board of Directors approved a second amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 4.0 million shares, from 5.5 million shares to 9.5 million shares. The amendment was effective immediately upon our stockholders' approval in May 2017.
We periodically analyze our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and have determined we may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Balance, beginning of year	$94	$3,427
Adjustments to existing liabilities	1,516	(2,110)
Payments	(827)	(1,223)
Balance, end of year	$783	$94

We continue to analyze what obligations we have, if any, to state taxing authorities. As a result of an audit by a state for non-income business taxes, for which an assessment was received in the year ended December 31, 2017, we recorded a liability of $936 thousand in the same period for the underpayment of taxes and related interest, which was recorded primarily in cost of revenue in our consolidated statements of operations. Additionally, we recorded an estimated liability of $580 thousand for the potential underpayment in other jurisdictions. We analyzed all the information available to us in order to estimate a liability for potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase.
We have entered into various software licenses and operational commitments totaling approximately $70.6 million as of December 31, 2017, payable in monthly and yearly installments through December 31, 2021. These amounts will be expensed on a pro-rata basis and recorded in cost of services revenue and general and administrative expenses in our consolidated statements of operations.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements other than the revenue participation rights as discussed in "—Recent Developments — Divestiture of Voyce" above.

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
Deloitte's audit reports on our financial statements as of and for the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through April 1, 2016, (i) there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter in connection with their reports on our financial statements for such years; and (ii) there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.
On and effective as of April 1, 2016, we selected RSM US LLP ("RSM") as our independent registered public accounting firm. During our fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through April 1, 2016, neither we, nor any party on our behalf, consulted RSM with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that RSM concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “34 Act”)) as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file or submit under the 34 Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to give reasonable assurance that the information required to be disclosed by us in reports that we file under the 34 Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (the “SEC”). Our officers have concluded that our disclosure controls and procedures are not effective as of December 31, 2017 as a result of material weaknesses in our internal control over financial reporting, as described below in Management’s Report on Internal Control over Financial Reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) promulgated under the 34 Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation of reliable financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017 based on the framework set forth in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission and effective as of December 15, 2014. Based on the evaluation performed, management concluded that material weaknesses existed as of December 31, 2017 in our controls over accounting for share based compensation and revenue recognition, as described below.
The first material weakness in internal control over financial reporting resulted from the lack of controls which allowed for the misapplication of Accounting Standards Codification Topic 718, Share Based Compensation ("ASC 718"). Specifically, we did not have adequate controls in place to properly identify and account for a retirement age-specific provision in our stock incentive plan, employment agreements and option award agreements that were subject to acceleration of the requisite service period requirement in accordance with the accounting guidance.
The second material weakness in internal control over financial reporting resulted from the lack of controls which allowed for the misapplication of Accounting Standards Codification Topic 605, Revenue Recognition. Specifically, we did not have adequate controls in place to properly recognize revenue from the sale of subscriptions on a straight-line basis over the 30-day membership period and ratably recognize the corresponding commission expense.
To remediate the material weaknesses described above, we have initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly apply accounting for share based compensation under ASC 718 and revenue recognition under ASC 606, Revenue from Contracts with Customers, which we adopted as of January 1, 2018. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of 2018.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.
Changes in Internal Control over Financial Reporting
Except as noted above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1+
Membership Interest Purchase Agreement dated as of July 31, 2017 between Intersections Holdings Inc. and One Health Group, LLC (Incorporated by reference to Exhibit 2.1, filed with the Registrant’s Form 8-K filed August 4, 2017).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-111194) (the “Form S-1”)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1, filed with the Form 8-K dated October 14, 2007).

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

Exhibit Number	Description
10.1.3†
Amendment effective February 1, 2015, to the Broker Agreement for Consumer Disclosure Service, dated as of January 19, 2012 (as amended), between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1.2, filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2015).

10.1.4†
Amendment effective December 29, 2016, to the Broker Agreement for Consumer Disclosure, dated as of January 1, 2012 (as amended), between the Registrant and Equifax Information Services LLC (Incorporated by reference to Exhibit 10.1.4 filed with the Form 10-K for the year ended December 31, 2016).

10.2.1†	Consumer Review Service Reseller Service Agreement between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12, filed with the Form S-1).

10.2.2†
Amendment, dated November 15, 2006, to the Pricing Schedule to the Consumer Review Services Reseller Agreement, dated July 1, 2003 between the Registrant and Experian Information Solutions, Inc. (Incorporated by reference to Exhibit 10.12.2 filed with the Form 10-K for the year ended December 31, 2006).

10.3†
Service Agreement for Consumer Resale, dated as of August 31, 1999 by and between CreditComm Services LLC and TransUnion Corporation. (Incorporated by reference to Exhibit 10.14, filed with the Form S-1).

10.4.1
Master Agreement dated March 8, 2007 by and between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2007).

10.4.2
Data Services Agreement For Credit Bureau Simulator, effective as of September 1, 2004, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.4.3
Professional Services Agreement, dated November 11, 2005, between Digital Matrix Systems, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.15.4 filed with the Form 10-K for the year ended December 31, 2006).

10.4.4
Disaster Recovery Site Agreement, by and among the Registrant and Digital Matrix Systems, dated as of March 16, 2006 (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q dated May 5, 2006).

10.5
Data Services Agreement for Credit Browser, dated as of December 17, 2004, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21, filed with the 2004 10-K).

10.6†
Data Services Agreement, dated as of September 26, 2016, by and between Digital Matrix Systems, Inc. and the Registrant (Incorporated by reference to Exhibit 10.2, filed with the Form 10-Q/A for the quarter ended September 30, 2016).

10.7.1
Credit Agreement dated as of April 20, 2017 among Intersections Inc., the Other Credit Parties party thereto, and PEAK6 Investments, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed April 25, 2017).

10.7.2
Amendment No. 1, dated as of July 31, 2017, to Credit Agreement dated as of April 20, 2017 among Intersections Inc., the Other Credit Parties party thereto, and PEAK6 Investments, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed August 4, 2017).

10.7.3
Amendment No. 2, dated as of November 30, 2017, to Credit Agreement dated as of April 20, 2017 (as amended by Amendment No. 1) among Intersections Inc., the Other Credit Parties party thereto, and PEAK6 Investments, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated November 30, 2017).

10.8
Amended and Restated Warrant dated November 30, 2017 between Intersections Inc. and PEAK6 Investments, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 30, 2017).

10.9
Redemption Agreement dated as of April 20, 2017 by and between Intersections Inc. and PEAK6 Capital Management LLC (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed April 25, 2017).

10.10.1
Amended and Restated Employment Agreement dated as of January 10, 2017 between the Registrant and Johannes Jurgens Roets (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K dated January 10, 2017).

10.10.2*	Amendment dated as of December 6, 2017 to Amended and Restated Employment Agreement dated as of January 10, 2017 between the Company and Johannes Jurgens Roets.

10.11.1
Amended and Restated Employment Agreement dated as of January 10, 2017 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated January 10, 2017).

Exhibit Number	Description
10.11.2*	Amendment dated as of December 6, 2017 to Amended and Restated Employment Agreement dated as of January 10, 2017 between the Company and Michael R. Stanfield.

10.12
Amended and Restated Employment Agreement dated as of February 17, 2017 between the Company and Ronald L. Barden (Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Form 10-K for the year ended December 31, 2016).

10.13	Employment Agreement dated as of February 17, 2017 between the Registrant and Duane L. Berlin.

10.14.1	2014 Stock Incentive Plan of Intersections Inc. (Incorporated by reference to Exhibit 10.12 filed with the Form 10-K for the year ended December 31, 2014).

10.14.2	Amendment No. 1 to the 2014 Stock Incentive Plan of Intersections Inc. (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-8 filed on June 1, 2016).

10.14.3	Amendment No. 2 to the 2014 Stock Incentive Plan of Intersections Inc. (Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Form S-8 filed on June 22, 2017).

10.15
Restricted Stock Award Agreement dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 18, 2014).

10.16
Form of RSU Award Agreement (under the 2014 Stock Incentive Plan) between the Registrant and Michael R. Stanfield, as amended by Amendment dated as of November 14, 2014 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K dated November 18, 2014).

10.17
Restricted Stock Award Agreement dated as of January 2, 2015 between the Registrant and Michael R. Stanfield (Incorporated by reference to Exhibit 10.15 filed with the Form 10-K for the year ended December 31, 2014).

10.18
Form of Performance-Based RSU Award Agreement for all Executive Officers (and certain other holders of PBRSUs) under the Intersections Inc. 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1, filed with the Form 10-Q for the quarter ended June 30, 2016).

10.19
Form of RSU Award Agreement for Michael R. Stanfield under the Intersections Inc. 2014 Stock Incentive Plan for grants in 2016, 2017 and 2018 (Incorporated by reference to Exhibit 10.2, filed with the Form 10-Q for the quarter ended June 30, 2016).

10.20
Form of RSU Award Agreement for other Executive Officers (and certain other holders of RSUs) under the Intersections Inc. 2014 Stock Incentive Plan for grants in 2016 (and thereafter) (Incorporated by reference to Exhibit 10.3, filed with the Form 10-Q for the quarter ended June 30, 2016).

10.21
Nonqualified Stock Option Agreement, made on June 15, 2016, by and between Intersections Inc. and Michael R. Stanfield (Incorporated by reference to Exhibit 10.4, filed with the Form 10-Q for the quarter ended June 30, 2016).

10.22*	Nonqualified Stock Option Agreement, made on December 6, 2017, by and between Intersections Inc. and Michael R. Stanfield.

10.23*	Nonqualified Stock Option Agreement, made on December 6, 2017, by and between Intersections Inc. and Johannes Jurgens Roets.

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1, filed with the 2004 10-K).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of RSM US LLP.

31.1*	Certification of Michael R. Stanfield, Executive Chairman and President (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Michael R. Stanfield, Executive Chairman and President (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
+
The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Intersections Inc. undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY
None.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
INTERSECTIONS INC.
Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intersections Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intersections Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related notes, consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

McLean, Virginia
March 30, 2018

INTERSECTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,502	$10,797
Accounts receivable, net of allowance for doubtful accounts of $34 (2017) and $15 (2016)	8,225	9,449
Prepaid expenses and other current assets	3,232	3,711
Income tax receivable	2,545	3,314
Deferred subscription solicitation and commission costs	1,655	5,050
Current assets of discontinued operations and assets held for sale	—	575
Total current assets	24,159	32,896
PROPERTY AND EQUIPMENT, net	11,040	10,611
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	58	210
OTHER ASSETS	1,459	862
TOTAL ASSETS	$46,479	$54,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,498	$2,000
Accrued expenses and other current liabilities	8,533	10,978
Accrued payroll and employee benefits	1,501	4,128
Commissions payable	141	99
Current portion of long-term debt, net	—	2,146
Capital leases, current portion	423	471
Deferred revenue	7,759	11,430
Current liabilities of discontinued operations and liabilities held for sale	—	858
Total current liabilities	21,855	32,110
LONG-TERM DEBT, net	20,736	10,092
OBLIGATIONS UNDER CAPITAL LEASES, less current portion	392	865
OTHER LONG-TERM LIABILITIES	2,895	3,436
DEFERRED TAX LIABILITY, net	7	1,905
TOTAL LIABILITIES	45,885	48,408
COMMITMENTS AND CONTINGENCIES (see Notes 15 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 28,194 (2017) and 27,303 (2016); shares outstanding 24,102 (2017) and 23,733 (2016)	282	273
Additional paid-in capital	150,305	142,247
Warrants	2,840	—
Treasury stock, shares at cost; 4,092 (2017) and 3,570 (2016)	(35,745)	(33,822)
Accumulated deficit	(117,088)	(102,764)
TOTAL STOCKHOLDERS’ EQUITY	594	5,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,479	$54,342

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016
REVENUE	$159,620	$175,592
OPERATING EXPENSES:
Marketing	11,330	13,156
Commission	38,386	42,775
Cost of revenue	51,710	53,797
General and administrative	62,530	59,671
Loss on dispositions of Captira and Habits at Work	106	—
Impairment of intangibles and other assets	—	1,428
Depreciation	5,485	4,763
Amortization	152	513
Total operating expenses	169,699	176,103
LOSS FROM OPERATIONS	(10,079)	(511)
Interest expense, net	(2,227)	(2,366)
Loss on extinguishment of debt	(1,525)	—
Other income (expense), net	126	(487)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,705)	(3,364)
Income tax benefit (expense) from continuing operations	1,915	(75)
LOSS FROM CONTINUING OPERATIONS	(11,790)	(3,439)
Loss from discontinued operations, net of tax	(2,534)	(27,030)
NET LOSS	$(14,324)	$(30,469)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.49)	$(0.15)
Loss from discontinued operations	(0.11)	(1.16)
Net loss per common share, basic and diluted	$(0.60)	$(1.31)
Weighted average common shares outstanding, basic and diluted	23,885	23,259

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017 and 2016
(in thousands)

	Common Stock		Additional		Treasury Stock			Total
	Shares	Amount	Paid-in Capital	Warrants	Shares	Amount	Accumulated Deficit	Stockholders’ Equity
BALANCE, DECEMBER 31, 2015	26,730	$267	$137,705	$—	(3,494)	$(33,632)	$(72,295)	$32,045
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	343	4	(338)	—	—	—	—	(334)
Share based compensation	—	—	4,882	—	—	—	—	4,882
Issuance of common stock related to acquisition of Health at Work Wellness Actuaries LLC	230	2	(2)	—	—	—	—	—
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	—	—	—	—	(76)	(190)	—	(190)
Net loss	—	—	—	—	—	—	(30,469)	(30,469)
BALANCE, DECEMBER 31, 2016	27,303	$273	$142,247	$—	(3,570)	$(33,822)	$(102,764)	$5,934
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	676	7	(903)	—	—	—	—	(896)
Share based compensation	—	—	9,012	—	—	—	—	9,012
Issuance of common stock related to acquisition of Health at Work Wellness Actuaries LLC	215	2	—	—	—	—	—	2
Issuance of Warrant and Replacement Warrant	—	—	—	2,840	—	—	—	2,840
Repurchase of common stock	—	—	—	—	(419)	(1,511)	—	(1,511)
Equity issuance costs	—	—	(51)	—	—	—	—	(51)
Withholding of restricted stock to satisfy tax withholding obligations upon the vesting of the related restricted stock	—	—	—	—	(103)	(412)	—	(412)
Net loss	—	—	—	—	—	—	(14,324)	(14,324)
BALANCE, DECEMBER 31, 2017	28,194	$282	$150,305	$2,840	(4,092)	$(35,745)	$(117,088)	$594

See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,324)	$(30,469)
Loss from discontinued operations, net of tax	(2,534)	(27,030)
Loss from continuing operations	(11,790)	(3,439)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	5,637	5,275
Deferred income tax, net	(1,898)	—
Amortization of debt issuance cost	200	884
Accretion of debt discount	104	—
Provision for doubtful accounts	19	(89)
Loss on disposal of fixed assets	—	267
Share based compensation	8,530	4,745
Amortization of deferred subscription solicitation and commission costs	10,326	12,655
Loss on disposition of Captira Analytical	130	—
Gain on disposition of Habits at Work	(24)	—
Loss on extinguishment of debt	1,525	—
Impairment of goodwill, intangibles and other assets	—	1,428
Changes in assets and liabilities:
Accounts receivable	1,204	65
Prepaid expenses, other current assets and other assets	(91)	796
Income tax receivable, net	769	4,415
Deferred subscription solicitation and commission costs	(6,931)	(10,744)
Accounts payable and accrued liabilities	(3,608)	(8,308)
Commissions payable	28	(59)
Deferred revenue	(3,639)	5,925
Other long-term liabilities	(541)	(554)
Cash flows (used in) provided by continuing operations	(50)	13,262
Cash flows used in discontinued operations	(2,398)	(17,183)
Net cash used in operating activities	(2,448)	(3,921)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for the liquidating distribution of White Sky, Inc.	—	57
Net cash paid for the disposition of Captira Analytical	(315)	—
Decrease (increase) in restricted cash	135	(265)
Cash paid for withholding tax on vesting of RSUs in exchange for promissory note	(130)	—
Proceeds from sale of property and equipment	—	394
Acquisition of property and equipment	(6,077)	(5,764)
Cash flows used in continuing operations	(6,387)	(5,578)
Cash flows provided by (used in) discontinued operations	4	(1,031)
Net cash used in investing activities	(6,383)	(6,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	21,500	20,000
Repayments of debt	(13,920)	(6,568)
Repurchase of common stock	(1,511)	—
Proceeds from issuance of warrants	2,200	—
Cash paid for debt and equity issuance costs	(322)	(1,990)
Capital lease payments	(548)	(719)
Withholding tax payment on vesting of restricted stock units	(1,244)	(486)
Net cash provided by financing activities	6,155	10,237
DECREASE IN CASH AND CASH EQUIVALENTS	(2,676)	(293)
CASH AND CASH EQUIVALENTS — Beginning of period	10,797	11,471
Cash reclassified to assets held for sale at beginning of period	381	—
Less: cash reclassified to assets held for sale at end of period	—	(381)
CASH AND CASH EQUIVALENTS — End of period	$8,502	$10,797
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,874	$1,641
Cash paid for taxes	$9	$28
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$202	$241
Equipment additions accrued but not paid	$22	$173
Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$27	$—
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$35	$39
See Notes to Consolidated Financial Statements.

INTERSECTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016
1.    Organization and Business
We provide innovative software and data monitoring and analytics solutions that help consumers manage financial and personal risks associated with the proliferation of their personal data in the virtual and financial world. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we have helped consumers monitor, manage and protect against the risks associated with their identities and personal information for more than twenty years. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and Identity Guard® with Watson™ products, we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® is offered through large and small organizations as an embedded product for either its employees or consumers, as well as directly to consumers through our direct marketing efforts. In 2017, we expanded our suite of Identity Guard® and Identity Guard® with Watson™ products. Identity Guard® with Watson™ offers robust early detection of potential risks, stretching beyond credit-centric risks to include online privacy risks, and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. We believe that our suite of products and services offer consumers the most proactive and comprehensive identity theft monitoring and online privacy services available on the market today.
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
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c Innovations LLC ("i4c" or "Voyce"). Voyce generated substantial losses from formation to 2016 and, after concentrated efforts, was unable to generate an acceptable level of revenue. Effective July 31, 2017, we sold Voyce to a newly-formed entity of which Michael R. Stanfield, our Executive Chairman and President, is a minority investor. The results of this segment are reported as discontinued operations in accordance with U.S. GAAP in the years ended December 31, 2017 and 2016. For additional information, please see Note 4.
Prior to January 31, 2017, our Bail Bonds Industry Solutions segment included the automated service solutions for the bail bonds industry provided by Captira Analytical LLC ("Captira"). Effective January 31, 2017, we divested our ownership in Captira. This segment’s operating results, along with the operating results of Habits at Work, have not had a major effect on our consolidated financial results and are not classified as a discontinued operation. For additional information, please see Note 4.
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
In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. We have elected not to recast our consolidated financial statements to reflect this change for the year ended December 31, 2016. For information on the effects of the change in measurement, please see Note 20.
The information in our consolidated financial statements is presented for the years ended December 31, 2017 and 2016 giving effect to the disposal of i4c, with the historical financial results of the Voyce business reflected as discontinued operations. In accordance with U.S. GAAP, we did not allocate corporate overhead expenses to discontinued operations for the years ended December 31, 2017 or 2016. Additionally, we considered, and made the necessary adjustments to the historical financial results for, the allocation of other costs to either discontinued or continuing operations, including, but not limited to, rent expense, severance expense and other wind-down costs. The result of these adjustments changed the historical operating results for certain segments as well as the presentation of the consolidated financial statements to include discontinued operations for the years ended December 31, 2017 and 2016. Unless otherwise indicated, the information in the notes to the consolidated financial statements refer only to our continuing operations and do not include discussion of balances or activity of i4c. For additional information, please see Note 4.
All intercompany transactions have been eliminated from the consolidated statements of operations. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
Revision to Previously Issued Financial Statements
Revenue for monthly subscriptions is recognized in the calendar month the subscription fee is earned. In 2017, we determined that our policy to recognize revenue from the sale of subscriptions should have been on a straight-line basis over the 30-day membership period, which results in a difference in the timing to recognize revenue on renewing 30-day subscriptions. As a result, to correct for the cumulative error, the December 31, 2016 consolidated balance sheet was revised by increasing current assets and current liabilities by $1.5 million and $2.9 million, respectively, and increasing accumulated deficit as of December 31, 2016 and 2015 by $1.4 million. The revision did not impact the 2016 consolidated statements of operations or cash flows. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the applicable provisions within U.S. GAAP, we concluded this misstatement was not material to any previously issued consolidated financial statements.
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
Identity Theft Protection Services
We recognize revenue from our services when: a) persuasive evidence of an arrangement exists as we maintain signed contracts with all of our clients and paper and electronic confirmations with individual purchasers, b) delivery has occurred, c) the seller’s price to the buyer is fixed as sales are generally based on contract or list prices and payments from organizations are collected within 30 days with no significant write-offs, and d) collectability is reasonably assured as individual customers pay by credit card which has limited our risk of non-collection. Revenue for monthly subscriptions is recognized on a straight-line basis over the term of the service period. We also generate revenue through a collaborative arrangement, which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement.
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
We participate in agency relationships with insurance carriers that underwrite insurance products offered by us. Accordingly, insurance premiums collected from customers and remitted to insurance carriers are excluded from our revenues and operating expenses. Insurance premiums collected but not remitted to insurance carriers as of December 31, 2017 and 2016 totaled $340 thousand and $360 thousand, respectively, and are included in accrued expenses and other current liabilities in our consolidated balance sheets.
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
On January 1, 2017, we prospectively adopted ASU 2017-04, "Intangibles-Goodwill and Other." In evaluating whether indicators of impairment exist, an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test can be utilized (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the guidance eliminates the requirement to perform further goodwill impairment testing. Upon adoption of ASU 2017-04, we are not required to perform a qualitative assessment for our reporting units with zero or negative carrying amounts. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we perform the quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements.
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
As of December 31, 2017, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. For additional information, please see Note 10.
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
Intangible assets subject to amortization may include customer, marketing and technology related intangibles, as well as trademarks. Such intangible assets, excluding customer related intangibles, are amortized on a straight-line basis over their estimated useful lives, which are generally two years to ten years. Customer related intangible assets are amortized on either a straight-line or accelerated basis, depending upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.
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
Commission Costs
Commissions that relate to annual subscriptions with full refund provisions and monthly subscriptions are expensed on a straight-line basis over the term of the service period, unless we are entitled to a refund of the commissions from our client. If annual subscriptions are cancelled prior to their initial terms, we are generally entitled to a full refund of the previously paid commission for those annual subscriptions with a full refund provision and a pro-rata refund, equal to the unused portion of the subscription, for those annual subscriptions with a pro-rata refund provision. Commissions that relate to annual subscriptions with full commission refund provisions are deferred until the earlier of expiration of the refund privileges or cancellation. Once the refund privileges have expired, the commission costs are recognized ratably in the same pattern that the related revenue is recognized. Commissions that relate to annual subscriptions with pro-rata refund provisions are deferred and charged to operations as the corresponding revenue is recognized. If a subscription is cancelled, upon receipt of the refunded commission from our client, we record a reduction to the deferred commission.
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
Classification of Debt
On April 20, 2017, we refinanced our existing credit agreement dated as of March 21, 2016, as amended from time to time ("Prior Credit Agreement"), with a new $20.0 million term loan facility (as amended to date, the "New Credit Agreement"). Pursuant to the New Credit Agreement, we are required to make certain prepayments on our term loans in addition to scheduled quarterly repayments, including but not limited to asset dispositions, extraordinary receipts, excess cash flows (as defined in the New Credit Agreement) and certain equity issuances. Scheduled quarterly repayments and estimated prepayments that we expect to remit in the next twelve months, if any, are classified as the current portion of long-term debt in our consolidated financial statements, net of unamortized debt issuance costs and debt discount to be amortized in the next twelve months based on the current effective interest rate applied.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the years ended December 31, 2017 and 2016.
Expected Dividend Yield. Under the New Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero for 2017 and 2016.
Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 50% and 45% for 2017 and 2016, respectively.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 1.8% and 1.1% for 2017 and 2016, respectively.
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, of approximately 4.6 and 4.8 years for 2017 and 2016, respectively. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
During the year ended December 31, 2016, we granted performance-based restricted stock units ("PBRSUs"). In accordance with U.S. GAAP, we assess the probability that the performance conditions of the PBRSUs would be achieved and recorded share based compensation expense based on the probable outcome of that performance condition. Vesting of the PBRSUs was dependent upon continued employment and achievement of defined performance goals for the year, which were based upon Adjusted EBIDTA, as defined and determined by the Compensation Committee of the Board of Directors. We recognized the shared based compensation expense ratably over the implied service period. The 2016 PBRSU grant vested by March 15, 2017 and we adjusted the shared based compensation expense throughout the vesting period based on our assessment of probability. During the year ended December 31, 2017, we did not grant any PBRSUs.

Income Taxes
We account for income taxes under the applicable provisions of U.S. GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and future reversal of existing deferred tax assets and liabilities, sufficient sources of taxable income in available carryback periods, tax-planning strategies, and historical results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three trailing years of cumulative operating income (loss). Valuation allowances are provided, if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. U.S. GAAP addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We have elected to include principal and penalties expense related to uncertain tax positions as part of income tax expense and include interest expense related to uncertain tax positions as part of interest expense in the consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our consolidated balance sheets. U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
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
Variable Interest Entities
Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. We continuously evaluate our related party relationships and any ownership interests, including controlling or financial interests of our executive management team such as our Executive Chairman and President's non-controlling interest in One Health Group, LLC ("OHG"). In accordance with U.S. GAAP, since the total equity investment at risk is not sufficient for OHG to finance its activities without additional subordinated financial support, as well as economic interests of the holders of OHG that are disproportionate to their voting interests, we concluded OHG is a variable interest entity ("VIE"). We further analyzed which related party would be the primary beneficiary in a tiebreaker test. Given that neither we nor our de facto agent have the power to direct the activities of OHG that most significantly impact its economic performance, we determined that we are not the primary beneficiary of the VIE and therefore are not required to consolidate the results of OHG. We do not have any assets or liabilities on our consolidated balance sheet that relate to our variable interest in OHG. Other than the potential participation in future revenue if and when earned, we have no material, continuing economic or other involvement in OHG, including no exposure to loss as a result of our involvement with OHG. Please see Note 4 for additional information related to the divestiture.
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
Treasury Stock
We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. In the year ended December 31, 2017, in connection with the New Credit Agreement, we repurchased approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. PEAK6 Capital Management LLC is an affiliate of PEAK6 Investments. For additional information please see Note 15. We did not repurchase any common stock in the year ended December 31, 2016. In addition, as a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 103 thousand and 76 thousand in the years ended December 31, 2017 and 2016, respectively.

3.    Accounting Standards Updates
We consider the applicability and impact of all Accounting Standards Updates ("ASUs"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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
		January 1, 2017	Prospective	We early adopted this update to reduce the cost and complexity of our annual and interim goodwill impairment analyses. There was no material impact on our consolidated financial statements.
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
Upon adoption, approximately $400 thousand of our loss on extinguishment of debt that occurred in 2017 will be retrospectively reclassified from operating to financing cash flows. We are currently unaware of any other material impacts of adoption on our consolidated financial statements.

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
		January 1, 2017	Retrospective	We adopted this update as of January 1, 2017, and there was no material impact to our consolidated financial statements.
ASU 2017-09, Compensation—Stock Compensation (Topic 718)
This update clarifies the guidance regarding changes in the terms or conditions of a share based payment award. Under the amendments of this update, an entity should account for the effects of a modification unless certain criteria remain the same immediately before and after the modification.
		January 1, 2018	Prospective	We will adopt this update as of January 1, 2018, and do not anticipate any material impact to our consolidated financial statements.

(1)
We adopted the provisions of ASU 2014-09 as of January 1, 2018 on a modified retrospective basis. Our assessment of the impact included the review of the majority of our revenue streams, contracts and contract costs incremental to obtaining the contract. We concluded the impact to the way we recognize revenue is immaterial because our revenue is primarily generated from monthly subscriptions and longer-term breach contracts, which are currently recognized ratably over the service delivery period. In addition, we elected a practical expedient to immediately expense the majority of our incremental commission costs, which will not have a material impact to our future results of operations.

We also concluded that our deferred subscription solicitation and advertising costs must be expensed as incurred under the new standard. Since we currently defer certain subscription solicitation and advertising costs and amortize these costs to expense over the period during which benefits are expected to be received not to exceed twelve months, we believe this is a significant change that will impact our future results of operations on each reportable period.
As a result of our comprehensive assessment, we expect to record a cumulative adjustment of approximately $1.3 million to our stockholders’ equity upon adoption. Given the continued valuation allowance on our net deferred taxes, the tax effect of these cumulative adjustments at adoption is also immaterial to the consolidated financial statements. We identified the need for changes to our accounting policies, practices and controls to support the new revenue recognition standard, which we continue to assess and implement after adoption but before our next reporting period. We expect to provide the enhanced disclosures required by ASU 2014-09 in our next filing.
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
The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Executive Chairman and President, is a minority investor, and certain former members of the i4c management team are the managing member and investors. Except as described above, there are no material relationships between the Purchaser, on the one hand, and us or any of our affiliates, directors, officers, or any associate of such directors or officers, on the other hand. For our policy on identifying a controlling financial interest, please see "—Variable Interest Entities" in Note 2.
These consolidated financial statements present our results of operations for the year ended December 31, 2017 and 2016 and our financial position as of December 31, 2017 and 2016 giving effect to the disposal of i4c, with the historical financial results of the Pet Health Monitoring segment reflected as discontinued operations, since the disposal constituted a strategic business shift. We made adjustments to our historical financial results for certain costs and overhead allocations to either discontinued or continuing operations for the years ended December 31, 2017 and 2016; for additional information, please see "—Variable Interest Entities" in Note 2.
In the year ended December 31, 2017, we recorded a loss on sale of $613 thousand (including $516 thousand of transaction costs), which is included in loss from discontinued operations, net of tax in our consolidated statements of operations. The following table summarizes the components of loss from discontinued operations, net of income taxes included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016
Major classes of line items constituting loss from discontinued operations:
Revenue	$—	70
Marketing expenses	(18)	(1,552)
Cost of revenue	(4)	(1,421)
General and administrative expenses	(1,718)	(15,604)
Impairment	(180)	(7,043)
Depreciation and amortization	(1)	(1,538)
Interest expense	—	(3)
Other income	—	4
Loss from discontinued operations before income taxes	(1,921)	(27,087)
Loss on disposal of discontinued operations	(613)	—
Income tax benefit	—	57
Total loss from discontinued operations, net of tax	$(2,534)	$(27,030)

In 2016, our Board of Directors approved a plan to sell Captira, which comprises our Bail Bonds Industry Solutions segment. Captira met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our consolidated balance sheets as of December 31, 2016. Effective January 31, 2017, we completed the sale of Captira for a nominal amount, which resulted in a loss on sale of $130 thousand and marks the conclusion of our operations in the Bail Bonds Industry Solutions segment. The disposal did not represent a strategic shift that will have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations. For information on the operating results of the Bail Bonds Industry Solutions segment, please see "Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations."
The major classes of assets and liabilities in the consolidated balance sheets that were included in discontinued operations related to the sale of Voyce (which comprised our Pet Health Monitoring segment), as well as the major classes of assets and liabilities held for sale related to Captira (which comprised our Bail Bonds Industry Solutions segment), consisted of the following (in thousands):

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
In March 2017, we executed an agreement to dispose of our Habits at Work business, the results of which are recorded in our Personal Information Services segment. Habits at Work met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our consolidated balance sheets as of March 31, 2017. Effective June 1, 2017, we completed the sale of Habits at Work for a nominal amount, which resulted in a gain on sale of $24 thousand. The disposal did not represent a strategic shift that will have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations.
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
For the years ended December 31, 2017 and 2016, options to purchase common stock, unvested restricted stock units and warrants estimated to be 7.2 million and 4.4 million shares, respectively, were excluded from the computation of diluted income per common share as their effect would be anti-dilutive. The significant increase compared to the prior period is primarily due to the issuance of a warrant to purchase an aggregate of 1.5 million shares in connection with the New Credit Agreement. These shares could dilute earnings per common share in the future.
A reconciliation of basic loss per common share to diluted loss per common share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Net loss—basic and diluted:
Loss from continuing operations	$(11,790)	$(3,439)
Loss from discontinued operations	(2,534)	(27,030)
Net loss available to common shareholders—basic and diluted	$(14,324)	$(30,469)
Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	23,885	23,259
Dilutive effect of common stock equivalents	—	—
Weighted average common shares outstanding—diluted	23,885	23,259
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.49)	$(0.15)
Loss from discontinued operations	(0.11)	(1.16)
Net loss per common share—basic and diluted	$(0.60)	$(1.31)
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
As of December 31, 2017, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the years ended December 31, 2017 or 2016. We did not hold any significant instruments that are measured at fair value on a recurring basis as of December 31, 2017 or 2016.
The fair value of our instruments measured on a non-recurring basis as of December 31, 2017 is as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Warrant	$2,840	$—	$—	$2,840	$—

The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Quantitative Inputs Used for Original Warrant	Quantitative Inputs Used for Replacement Warrant (1)
Warrant	$2,840	Monte Carlo	Volatility of underlying	50.0%	55.0%
			Risk-free rate	1.78%	2.02%
			Dividend yield	—%	—%
			Probability of Designated Event (2)	0% - 50%	0% - 50%
			Timing of Designated Event (2)	3-5 years from issuance	3-5 years from issuance

(1)
In connection with the Replacement Warrant, we received an additional payment of $700 thousand from PEAK6 Investments. In accordance with U.S. GAAP, we performed valuations immediately before and after the equity modification and concluded that the additional payment approximately represented the incremental fair value provided by the Replacement Warrant. For additional information, please see Note 15.

(2)	Refers to certain change of control transactions, defined as a "Designated Event" as in the Warrant Agreement.

7.    Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Prepaid services	$533	$837
Other prepaid contracts	2,132	2,293
Restricted cash	240	265
Other	327	316
Total	$3,232	$3,711
8.    Deferred Subscription Solicitation and Commission Costs
Total deferred subscription solicitation and commission costs included in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 was $1.7 million and $5.1 million, respectively. Amortization of deferred subscription solicitation and commission costs, which is included in either marketing or commission expense in our consolidated statements of operations, for the years ended December 31, 2017 and 2016 were $10.3 million and $12.6 million, respectively. Marketing costs for the years ended December 31, 2017 and 2016, which are included in marketing expenses in our consolidated statements of operations as they did not meet the criteria for deferral, were $1.8 million and $1.5 million, respectively. Upon adoption of ASU 2014-09, "Revenue from Contracts with Customers," on January 1, 2018, we will no longer defer and amortize direct-response advertising costs.

9.    Property and Equipment
Property and equipment consisted of the following as of:

	December 31, 2017	December 31, 2016
	(in thousands)
Machinery and equipment	$15,752	$15,345
Software	24,120	20,381
Software development-in-progress (1)	1,235	584
Furniture and fixtures	971	1,239
Leasehold improvements	3,012	2,900
	45,090	40,449
Less: accumulated depreciation	(34,050)	(29,591)
Less: held for sale, net	—	(247)
Property and equipment, net	$11,040	$10,611

(1)	Includes costs associated with software projects which are still in the application development stage as of December 31, 2017 and 2016 and as such, are not being amortized.
Depreciation of property and equipment for the years ended December 31, 2017 and 2016 was $5.5 million and $4.8 million, respectively. During the year ended December 31, 2017, we had retirements that reduced both our property and equipment and accumulated depreciation balances by $318 thousand. During the year ended December 31, 2016, we had retirements that reduced our property and equipment and accumulated depreciation balances by $3.4 million and $2.3 million, respectively, and we recorded impairments of property and equipment that reduced our property and equipment and accumulated depreciation balances by $17 thousand and $1 thousand, respectively.
We record internally developed capitalized software as a component of software in property and equipment in our consolidated balance sheets, and as such, we record depreciation for internally developed capitalized software in depreciation expense in our consolidated statements of operations. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the years ended December 31, 2017 or 2016.
Internally developed capitalized software consisted of the following during the years ended December 31, 2017 and 2016 (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2015	$10,441	$(5,888)	$4,553
Additions	5,179	—	5,179
Disposals	(605)	434	(171)
Depreciation expense	—	(2,477)	(2,477)
Balance at December 31, 2016	15,015	(7,931)	7,084
Additions	3,588	—	3,588
Depreciation expense	—	(3,898)	(3,898)
Balance at December 31, 2017	$18,603	$(11,829)	$6,774
Depreciation expense for the future periods related to capitalized software no longer in the application development stage is indicated below (in thousands):

For the years ending December 31:
2018	$3,596
2019	2,602
2020	576
Total	$6,774

Leased property consisting of machinery and equipment held under capital leases and included in property and equipment consisted of the following as of:

	December 31, 2017	December 31, 2016
	(in thousands)
Leased property consisting of machinery and equipment	$2,188	$2,093
Less: accumulated depreciation	(1,356)	(737)
Leased property, net	$832	$1,356
During the year ended December 31, 2017, we did not enter into any new capital lease arrangements for fixed assets. During the year ended December 31, 2016, we entered into additional capital leases for fixed assets with acquisition values of approximately $884 thousand. In the year ended December 31, 2017, we had no disposals of fixed assets. In the year ended December 31, 2016, we disposed of fixed assets, primarily fulfillment equipment, subject to capital lease with an acquisition value of $1.7 million and accumulated depreciation of $1.0 million.
10.    Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Bail Bonds Industry Solutions Reporting Unit	Totals
Balance as of December 31, 2017:
Gross carrying amount	$35,253	$10,665	N/A	45,918
Accumulated impairment losses	(25,837)	(10,318)	N/A	(36,155)
Net carrying value of goodwill	9,416	347	N/A	9,763

Balance as of December 31, 2016:
Gross carrying amount	$35,253	$10,665	$1,390	47,308
Accumulated impairment losses	(25,837)	(10,318)	(1,390)	(37,545)
Net carrying value of goodwill	9,416	347	—	9,763
We performed the following interim and annual (October 31) goodwill impairment tests. The results are summarized below:

Reporting Unit	Impairment Test Date	Fair value substantially in excess of carrying value	Percentage, if not substantially in excess	Impairment charge (in thousands)
Personal Information Services (1)	October 31, 2017	Yes	N/A	N/A
Insurance and Other Consumer Services (1)	October 31, 2017	Yes	N/A	N/A
Personal Information Services	October 31, 2016	Yes	N/A	N/A
Insurance and Other Consumer Services (2)	August 31, 2016	Yes	N/A	N/A

(1)
As of October 31, 2017, both our Personal Information Services and Insurance and Other Consumer Services reporting units had a negative carrying amount of net assets. Upon the adoption of ASU 2017-04, we are no longer required to perform a qualitative assessment for reporting units with negative carrying amounts to determine if additional impairment testing is required. For additional information, please see Note 3. We considered other qualitative and quantitative factors and determined that it was more likely than not that the fair value was substantially in excess of the negative carrying value for each of our reporting units.

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

As of December 31, 2017, we believe that both the estimated fair values of our Personal Information Services and Insurance and Other Consumer Services reporting units are substantially in excess of their respective carrying values and therefore are not at-risk of being impaired. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize actual operating results in the future below forecasted results, or realize decreases in forecasted results as compared to previous forecasts (including, but not limited to, actual to forecasted negative variances as the result of increased subscriber cancellation rates or significant subscriber portfolio cancellations), or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.
Intangible Assets
Our intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
As of December 31, 2017
Amortizable intangible assets:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,727	(2,709)	—	18
Technology related	1,739	(1,699)	—	40
Total amortizable intangible assets at December 31, 2017	$43,297	$(43,239)	$—	$58
As of December 31, 2016
Amortizable intangible assets:
Customer related	$38,874	$(38,822)	$(17)	$35
Marketing related	3,336	(3,143)	(138)	55
Technology related	4,068	(3,197)	(751)	120
Subtotal	46,278	(45,162)	(906)	210
Less: held for sale	(2,056)	1,818	238	—
Total amortizable intangible assets at December 31, 2016	$44,222	$(43,344)	$(668)	$210
During the year ended December 31, 2017, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis. Intangible assets decreased in the year ended December 31, 2016 primarily due to the full impairment of assets associated with our Pet Health Monitoring segment and Habits at Work business, both of which were sold in 2017.
Intangible assets are amortized over a period of two to ten years. For the years ended December 31, 2017 and 2016 we had an aggregate amortization expense of $152 thousand and $513 thousand, respectively, which was included in amortization expense in our consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the year ending December 31, 2018	$58
Total	$58

11.    Accrued Expenses and Other Current Liabilities
The components of our accrued expenses and other current liabilities were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Accrued marketing	$155	$1,121
Accrued cost of sales, including credit bureau costs	5,044	5,451
Accrued general and administrative expense and professional fees	570	2,137
Insurance premiums	340	360
Estimated liability for non-income business taxes	783	94
Other	1,641	1,815
Total	$8,533	$10,978

We may have non-income business tax obligations in certain states and other jurisdictions. In the year ended December 31, 2017, we increased our liability by $689 thousand. For additional information, please see "—Other" in Note 16.
12.    Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Accrued payroll	$808	$1,075
Accrued benefits	408	1,613
Accrued severance	285	1,440
Total accrued payroll and employee benefits	$1,501	$4,128
In the year ended December 31, 2017, we recorded and paid executive management bonuses of $1.0 million, which were approved by the Compensation Committee. Additionally, in the year ended December 31, 2017 we revised our vacation policy, which resulted in a one-time, non-cash benefit and a decrease of $1.1 million to the accrued benefits liability.
The following table summarizes our accrued severance activity during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Balance, beginning of period	$1,440	$4,148
Adjustments to expense	1,714	1,489
Payments	(2,869)	(4,197)
Balance, end of period	$285	$1,440
13.    Income Taxes
The components of income tax benefit (expense) from continuing operations for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Current:
Federal	$—	$(125)
State	17	50
Total current income tax benefit (expense)	17	(75)
Deferred:
Federal	1,958	—
State	(60)	—
Total deferred income tax benefit (expense)	1,898	—
Total income tax benefit (expense)	$1,915	$(75)

Deferred tax assets and liabilities as of December 31, 2017 and 2016, consisted of the following:

	2017	2016
	(in thousands)
Deferred tax assets:
Reserves and accrued expenses	$1,969	$2,497
Share based compensation	2,381	2,636
Intangible assets	1,564	3,679
Credit carryforwards	2,486	2,148
Net operating loss and capital loss carryforwards	16,701	21,117
Total deferred tax assets	25,101	32,077
Valuation allowance	(23,714)	(30,746)
Net deferred tax assets	1,387	1,331
Deferred tax liabilities:
Prepaid expenses	(444)	(2,017)
Property, plant, and equipment	(950)	(1,219)
Total deferred tax liabilities	(1,394)	(3,236)
Net deferred tax liabilities	$(7)	$(1,905)
We continue to provide for a valuation allowance on our net deferred tax assets after our evaluation of all significant positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; the amount of our projected taxable income; and scheduling of the future reversals of existing temporary differences. The remaining deferred tax liability at December 31, 2017 decreased from 2016 in accordance with the provisions in the Tax Cuts and Jobs Act of 2017 ("Tax Act") described below.
The amount of deferred tax assets considered realizable as of December 31, 2017 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods.
Below is a summary of our estimated loss and tax credit carryforwards. Utilization of federal and state net operating losses could be subject to limitations under Section 382 of the Internal Revenue Code and applicable state law. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.

	Tax Effected	Expiration
	(in thousands)
Federal net operating loss carryforward	$10,586	2037
Federal general business credits	$2,486	2034 - 2037
Federal capital loss carryforwards	$2,153	2019 - 2020
State net operating loss carryforwards	$3,364	2018 - 2037
State capital loss carryforwards	$599	2019 - 2020

The reconciliation of the statutory U.S. federal tax rate of 35% to our effective tax rate is as follows:

	December 31,
	2017	2016
Income tax benefit at federal statutory rate	35.0%	35.0%
State income tax benefit, net of federal benefit	2.0%	54.4%
Nondeductible executive compensation	-5.6%	-5.2%
Tax Cuts and Jobs Act of 2017	-55.6%	0.0%
Change in valuation allowances	42.6%	-72.2%
Discrete adjustments for stock based compensation	-3.7%	0.0%
General business credit	2.5%	19.6%
Federal return to provision	0.0%	-6.1%
Other	-3.2%	-27.7%
Net income tax benefit (expense)	14.0%	-2.2%
Our consolidated effective tax rate for the year ended December 31, 2017 was 14.0% compared to (2.2)% for the year ended December 31, 2016. The increase in the effective tax rate is primarily due to estimated impacts of the broad and complex changes in the Tax Act, which was enacted in 2017 and resulted in the reduction of the valuation allowance on our deferred tax assets, which will become indefinite-lived under the future net operating loss carryforward rules, and the repeal of the corporate alternative minimum tax. While we continue to evaluate the effects of the Tax Act, we have recorded an estimated net tax benefit of $1.9 million in 2017. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Act, we have used what we believe are reasonable interpretations and assumptions in applying the Tax Act. Given the complexity of the changes in tax law resulting from the Tax Act, we have not finalized the accounting for the income tax effects of the Tax Act, including any of the provisional amounts described above. During the one-year measurement period allowed under Staff Accounting Bulletin No. 118, we may make adjustments that differ from our initial assumptions based on new interpretations and regulatory changes from the Internal Revenue Service and state tax jurisdictions, the SEC and the Financial Accounting Standards Board. Amounts will be recorded as discrete items in the provision for income taxes in the period in which those adjustments become final. We will complete our analysis no later than December 31, 2018. It is possible that future adjustments may have a material adverse effect on our cash tax liabilities, results of operations, or financial condition.
The following table summarizes the activity related to our unrecognized tax benefits, including penalties but excluding interest, for the years ended December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Unrecognized tax benefit, beginning of period	$1,960	$1,774
Gross increases, tax positions in current period	98	185
Gross increases, tax positions in prior period	—	1
Gross decreases, tax positions in prior period	(3)	—
Unrecognized tax benefit, end of period	$2,055	$1,960
During the year ended December 31, 2017, we increased our gross unrecognized tax benefits primarily related to a portion of an estimated current year general business credit. The majority of the balance of the unrecognized tax benefits as of December 31, 2017, if recognized, would have an impact on our consolidated effective tax rate. We did not have gross decreases related to settlements with taxing authorities during the years ended December 31, 2017 or 2016.
In the years ended December 31, 2017 or 2016, we incurred interest expense of $88 thousand and $74 thousand, respectively. In the years ended December 31, 2017 or 2016, we did not have any decreases to interest expense related to our unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2017, we were subject to examination in the U.S. federal tax jurisdiction beginning in the 2010 tax year and in various state jurisdictions for the 2006 through 2016 tax years. We are currently under federal examination for tax years 2010 through 2015 related to general business credits claimed. As of December 31, 2017, we were not aware of any proposed tax adjustments and we have not made changes to the measurement or amount of uncertain tax benefits previously recorded. Subsequent to December 31, 2017, we reviewed and agreed to the IRS revenue agent’s proposed adjustments to our credits claimed in tax years 2010 and 2011. We do not believe the outcome of the IRS audit will have a material impact to our consolidated financial statements.

We believe it is reasonably possible we could reduce our unrecognized tax benefits by up to $1.2 million within the next twelve months, primarily related to the settlement of general business credits refunded under audit, which would also reduce the income tax receivable and the income tax provision in our consolidated financial statements.
14.    Related Party Transactions
Digital Matrix Systems, Inc. — The Chief Executive Officer and President of Digital Matrix Systems, Inc. (“DMS”) serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with occasional contracts for certain credit analysis and application development services. In connection with these agreements, we paid monthly installments totaling $2.5 million and $1.7 million in the years ended December 31, 2017 and 2016, respectively. These amounts are included within cost of services revenue and general and administrative expenses in our consolidated statements of operations. As of December 31, 2017 and 2016, we owed $178 thousand and $162 thousand, respectively, to DMS under these agreements.
Loeb Partners Corporation – In connection with the closing of the Prior Credit Agreement, we paid $553 thousand in advisory fees to Loeb Partners Corporation in the year ended December 31, 2016. Loeb Partners Corporation is an affiliate of Loeb Holding Corporation. One of the members of our Board of Directors is the beneficial owner of a majority of the voting stock of Loeb Holding Corporation, and is the Chairman and Chief Executive Officer of Loeb Partners Corporation.
PEAK6 Investments, L.P. - During 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with the New Credit Agreement with PEAK6 Investments, L.P. ("PEAK6 Investments"), which had a principal outstanding amount of $21.5 million as of December 31, 2017. In connection with the New Credit Agreement, we paid PEAK6 Investments $1.5 million for the repurchase of common stock, and we received a total of $2.2 million for the issuance of the Warrant. In the year ended December 31, 2017, we paid interest of $1.4 million. PEAK6 Investments owned approximately 419 thousand shares of our common stock immediately prior to the closing of the New Credit Agreement. For additional information, please see Note 15.
One Health Group, LLC - On July 31, 2017, we entered into and consummated the divestiture of Voyce to One Health Group, LLC (the "Purchaser"), pursuant to the terms and conditions of a membership interest purchase agreement (the "Purchase Agreement") between our wholly owned subsidiary and the Purchaser. The purchase price for the Interests (the "Purchase Price") is equal to (i) the sum of one hundred dollars ($100), paid in cash at closing, plus (ii) a revenue participation of up to $20.0 million (the "Maximum Amount"), payable pursuant to the terms and conditions of the Purchase Agreement.
The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Executive Chairman and President, is a significant minority investor, and certain former members of the Voyce management team are the managing member and investors.
Monde of Events - The Chief Executive Officer of Monde of Events is the spouse of our Chief Operating Officer. We have retained Monde of Events to provide event planning services for our corporate events. In the years ended December 31, 2017 and 2016, we paid Monde of Events $123 thousand and $106 thousand, respectively, for these services. As of December 31, 2017, there were no amounts due to Monde of Events.
15.    Debt and Other Financing
Debt
In March 2016, we and our subsidiaries entered into a credit agreement with Crystal Financial SPV LLC ("Prior Credit Agreement"). The Prior Credit Agreement provided for a $20.0 million senior secured term loan, which was fully funded at closing, with a maturity date of March 21, 2019 and interest at the greater of LIBOR plus 10% per annum or 10.5% per annum. As of December 31, 2016, $13.4 million was outstanding, which was presented net of unamortized debt issuance costs of $1.2 million in our consolidated balance sheets in accordance with U.S. GAAP.
In April 2017, we refinanced our indebtedness under the Prior Credit Agreement with a new term loan facility with PEAK6 Investments. We also executed amendments to the new term loan facility in July and November 2017 (together with the amendments, the "New Credit Agreement"), which had a principal outstanding amount of $21.5 million as of December 31, 2017 and an initial interest rate of 9.99% per annum, to be adjusted annually on March 31 to 8.25% plus 1 year LIBOR. The maturity date of the New Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The New Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay interest, prepayment penalties, transaction fees and expenses as a result of the termination. We are using the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to increase subscriber acquisitions and continue our innovative product development. As a result of the refinancing, we recorded a loss on extinguishment of debt of $1.5 million in the year ended December 31, 2017, including interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand as a result of the termination of the Prior Credit Agreement.
The New Credit Agreement requires the prepayment of the aggregate principal amount outstanding in an amount equal to 25% of our excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the fiscal year ending December 31, 2018 and continuing thereafter. Certain other events defined in the New Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions (except for proceeds from the sale of assets in our i4c subsidiary), casualty events, extraordinary receipts, and certain equity issuances. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.
Under the New Credit Agreement, minimum required maturities are as follows (in thousands):

For the years ending December 31:
2018	—
2019	1,250
2020	5,000
2021	15,250
Total outstanding	$21,500
As of December 31, 2017, $21.5 million was outstanding under the New Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $764 thousand in our consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2017, none of the outstanding balance is classified as short-term.
The New Credit Agreement contains certain customary covenants, including a requirement to maintain at all times a minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the New Credit Agreement, and minimum EBITDA requirements. As of December 31, 2017, we were in compliance with all such covenants. The New Credit Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, cross-defaults to other indebtedness, invalidity of loan documents defaults, change in control defaults, conduct of business defaults, and criminal and regulatory action defaults. For additional information, please see "—Liquidity and Capital Resources" in Item 7 of this Form 10-K.
Warrant
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share ("Original Warrant”). In connection with a later amendment to the New Credit Agreement, we issued a warrant to PEAK6 Investments for an additional purchase price of $700 thousand in cash ("Replacement Warrant"), and PEAK6 Investments surrendered the Original Warrant previously issued by us on April 20, 2017. The Replacement Warrant provides PEAK6 with the right to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share. The Replacement Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a “net share settlement” feature that requires the holder to exercise the Replacement Warrant without a cash payment upon the terms set forth therein. Warrants are valued on our balance sheet at $2.8 million as of December 31, 2017. For additional information related to the fair value of the warrants, please see Note 6.
Stock Redemption
In connection with the New Credit Agreement, we used the proceeds from the sale of the Original Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. PEAK6 Capital Management LLC is an affiliate of PEAK6 Investments.
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

16.    Commitments and Contingencies
Leases
We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2018	$3,390	$494
2019	1,466	400
2020	110	20
2021	93	7
Total minimum lease payments	$5,059	921
Less: amount representing interest		(106)
Present value of minimum lease payments		815
Less: current obligation		(423)
Long-term obligations under capital lease		$392
During the year ended December 31, 2017, we did not enter into any new capital lease arrangements. During the year ended December 31, 2016, we entered into additional capital lease agreements for approximately $884 thousand. We recorded the lease liability at the fair market value of the underlying assets in our consolidated balance sheets. Rental expenses included in general and administrative expenses for the years ended December 31, 2017 and 2016 were $3.2 million and $3.0 million, respectively.
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
On March 22, 2018, Johan Roets, the Company’s former Chief Executive Officer, filed a civil Complaint against the Company in the Circuit Court of Fairfax County Virginia. The Complaint alleges that the Company’s termination of Mr. Roets’ employment on February 22, 2018 violated his Employment Agreement and seeks monetary damages from the Company. The Company believes that the Complaint is without merit and plans to vigorously defend this litigation.
For information regarding our policy for analyzing legal proceedings, please see “Contingent Liabilities” in Note 2. As of December 31, 2017, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect in our consolidated financial statements, taken as a whole.

Other
We periodically analyze our facts and circumstances related to potential obligations in state jurisdictions, including the delivery nature of our services, the relationship through which our services are offered, and changing state laws and interpretations of those laws, and have determined we may have indirect tax obligations in state and other jurisdictions. The following table summarizes the non-income business tax liability activity during the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Balance, beginning of year	$94	$3,427
Adjustments to existing liabilities	1,516	(2,110)
Payments	(827)	(1,223)
Balance, end of year	$783	$94
We continue to analyze what obligations we have, if any, to state taxing authorities. As a result of an audit by a state for non-income business taxes, for which an assessment was received in the year ended December 31, 2017, we recorded a liability of $936 thousand in the same period for the underpayment of taxes and related interest, which was recorded primarily in cost of revenue in our consolidated statements of operations. Additionally, we recorded an estimated liability of $580 thousand for the potential underpayment in other jurisdictions. We analyzed all the information available to us in order to estimate a liability for potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase.
We have entered into various software licenses and operational commitments totaling approximately $70.6 million as of December 31, 2017, payable in monthly and yearly installments through December 31, 2021. These amounts will be expensed on a pro-rata basis and recorded in cost of services revenue and general and administrative expenses in our consolidated statements of operations.
17.    Other Long-Term Liabilities
The components of our other long-term liabilities were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred rent	$1,223	$1,850
Uncertain tax positions, interest and penalties not recognized	1,669	1,582
Accrued general and administrative expenses	3	4
Total other long-term liabilities	$2,895	$3,436
For additional information regarding the change in uncertain tax positions, see Note 13.
18.    Stockholders’ Equity
Outstanding Securities
Our authorized capital stock consists of 50 million shares of common stock, par value $0.01 per share, and 5 million shares of preferred stock, par value $.01 per share. As of December 31, 2017 and 2016, there were approximately 24.1 million and 23.7 million shares, respectively, of our common stock outstanding and no shares of preferred stock outstanding. As of December 31, 2017, a warrant was outstanding to purchase 1.5 million shares of our common stock at an exercise price of $2.50 per share. The Board of Directors has the authority to issue up to 5 million shares of preferred stock and to fix the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. Holders of common stock are entitled to one vote per share in the election of directors and on all other matters on which stockholders are entitled or permitted to vote. Holders of common stock are not entitled to cumulative voting rights. Therefore, holders of a majority of the shares voting for the election of directors can elect all the directors. Holders of common stock are entitled to dividends in amounts and at times as may be declared by the Board of Directors out of funds legally available. Upon liquidation or dissolution, holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment of any liquidation preferences to holders of preferred stock. Holders of common stock have no redemption, conversion or preemptive rights.

Share Repurchase and Dividends
In April 2005, our Board of Directors authorized a share repurchase program under which we can repurchase our outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. As of December 31, 2017, we had approximately $15.3 million remaining under our share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time.
During the year ended December 31, 2017, we repurchased 419 thousand shares of common stock in connection with the New Credit Agreement. We did not repurchase any shares of common stock in the year ended December 31, 2016. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 103 thousand and 76 thousand in the years ended December 31, 2017 and 2016, respectively.
Under the New Credit Agreement, we are currently prohibited from repurchasing any shares of common stock, as well as declaring and paying ordinary cash or stock dividends.
Share Based Compensation
As of December 31, 2017, we have 3.3 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 5.7 million shares are outstanding under all of our active and inactive plans. In April 2017, our Board of Directors approved a second amendment to the 2014 Plan to increase the number of shares authorized and reserved for issuance thereunder by 4.0 million shares, from 5.5 million shares to 9.5 million shares. The amendment was effective immediately upon our stockholders' approval in May 2017.
Stock Options
Total share based compensation expense recognized for stock options, which was included in general and administrative expense in our consolidated statements of operations, for the years ended December 31, 2017 and 2016 was $3.2 million and $80 thousand, respectively. The increase is due to grants of 2.1 million options in 2017, the majority of which were fully expensed on each grant date due to a retirement-age specific provision in our Executive Chairman and President's employment and award agreements.
The following table summarizes our stock option activity:

	2017		2016			Weighted
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Term
					(in thousands)	(in years)
Outstanding, beginning of year	861,366	$3.99	778,590	$5.36
Granted	2,146,190	$3.85	379,000	$2.30
Canceled	(74,324)	$6.71	(296,224)	$5.40
Exercised	—	$—	—	$—
Outstanding, end of year (1)	2,933,232	$3.82	861,366	$3.99	$76	7.50
Exercisable at end of the year	408,042	$5.07	482,366	$5.33	$—	1.44

(1)	Includes 658 thousand unvested options granted to a former employee. For additional information, please see Note 22.
The weighted average grant date fair value of options granted, based on the Black Scholes method, during the years ended December 31, 2017 and 2016 was $1.69 and $0.94, respectively.
For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. There were no options exercised during the years ended December 31, 2017 or 2016.
As of December 31, 2017, there was $734 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan, all of which related to the options granted to a former employee (see Note 22). As of December 31, 2017, that cost was expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes information about employee stock options outstanding at December 31, 2017:

		Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$0 — $5.00	2,801,699	7.77	$3.61	276,509	$3.57
$5.01 — $10.00	105,783	1.38	$6.76	105,783	$6.76
$10.01 — $15.00	25,750	2.91	$14.30	25,750	$14.30
	2,933,232	7.50	$3.82	408,042	$5.07
Restricted Stock Units and Restricted Stock Awards
Total share based compensation recognized for restricted stock units and restricted stock awards (“RSUs”), which is included in general and administrative expenses in our consolidated statements of operations, for the years ended December 31, 2017 and 2016 was $5.4 million and $3.6 million, respectively.
The following table summarizes our RSUs activity:

	2017		2016
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	3,363,946	$2.78	2,167,212	$4.24
Granted:
RSUs	2,001,642	$4.35	789,167	$2.38
Performance-based restricted stock units (1)	—	$—	1,552,001	$2.35
Total Granted	2,001,642	$4.35	2,341,168	$2.36
Canceled (2)	(1,914,319)	$2.75	(598,650)	$4.75
Vested	(713,916)	$3.61	(545,784)	$4.59
Outstanding, end of year (3)	2,737,353	$3.83	3,363,946	$2.78

(1)	Includes the maximum number of shares that could have vested from the performance-based restricted stock units (“PBRSUs”) granted in May 2016.

(2)
Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 103 thousand and 76 thousand in the years ended December 31, 2017 and 2016, respectively.

(3)	Includes 535 thousand RSUs granted to a former employee. For additional information, please see Note 22.
As of December 31, 2017, there was $6.9 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plans, including $1.2 million related to the RSUs granted to a former employee (see Note 22). As of December 31, 2017, that cost was expected to be recognized over the weighted-average contractual life of the RSUs of 1.6 years.
Other
As of December 31, 2017, we have an outstanding Warrant held by PEAK6 Investments to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share, for which we received $2.2 million in cash from PEAK6 Investments in the year ended December 31, 2017 in connection with the New Credit Agreement. For additional information, please see Note 15.
In addition to the stock options and RSUs, we determined the majority of the earn-out provisions in the business we acquired in March 2015 from Habits at Work to be share based compensation expense. We sold the Habits at Work business in June 2017. In the year ended December 31, 2017, we reduced share based compensation expense by $57 thousand due to actual Habits at Work performance being lower than forecasted. In the year ended December 31, 2016, we recorded share based compensation expense of $1.1 million. Due to the sale of the Habits at Work business, there is no remaining unrecognized compensation expense.
19.    Major Clients
As discussed in Notes 1 and 2, we provide credit and personal information and identity theft protection services to consumers through relationships with our financial institution clients. Revenue from subscribers obtained through Bank of America, our largest financial institution client, was 44% and 46% of consolidated net revenue in each of the years ending December 31, 2017 and 2016, respectively. Accounts receivable related to this client totaled $4.8 million and $5.2 million as of December 31, 2017 and 2016, respectively.
20.    Segment and Geographic Information
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
The following tables set forth segment information for the years ended December 31, 2017 and 2016:

	Personal Information Services (1)	Insurance and Other Consumer Services (1)	Bail Bonds Industry Solutions	Corporate	Consolidated
	(in thousands)
Year Ended December 31, 2017
Revenue	$153,151	$6,287	$182	$—	$159,620
Depreciation	5,385	100	—	—	5,485
Amortization	152	—	—	—	152
(Loss) income from operations	(4,179)	1,933	(46)	(7,787)	(10,079)
(Loss) income from continuing operations before income taxes	(7,805)	1,933	(46)	(7,787)	(13,705)
Year Ended December 31, 2016
Revenue	$163,702	$9,817	$2,073	$—	$175,592
Depreciation	4,452	145	107	59	4,763
Amortization	187	326	—	—	513
Income (loss) from operations	14,448	(909)	(1,849)	(12,201)	(511)
Income (loss) from continuing operations before income taxes	11,766	(909)	(1,849)	(12,372)	(3,364)

(1)
Beginning in September 2016, our Habits at Work business was reclassified from our Insurance and Other Consumer Services segment to our Personal Information Services segment due to a change in business strategy. We concluded that the impact to our consolidated financial statements was not material, and therefore we have not recast our segment disclosures for any periods prior to September 2016.

In conjunction with our singular refocus on our identity and privacy protection services, we changed our policy of allocating general and administrative expenses from our Corporate business unit into our other segments, which resulted in a change in our measurement of segment profit and loss. Beginning in 2017, we directly charge our Personal Information Services segment for the majority of general and administrative expenses including executive, legal, human resources, finance and internal audit expenses. We have elected not to recast our consolidated financial statements for the year ended December 31, 2016. For the year ended December 31, 2016 the change in measurement would have had the approximate effects of a $9.1 million decrease in income from operations in our Personal Information Services segment, a $8.1 million decrease in loss from operations in our Corporate business unit and insignificant changes in our other segments.

The following table sets forth segment information as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
	Property and Equipment, net	Total Assets	Property and Equipment, net	Total Assets
	(in thousands)
Segment:
Personal Information Services	$11,017	$35,517	$10,412	$37,629
Insurance and Other Consumer Services	23	10,159	123	11,092
Bail Bonds Industry Solutions	—	—	247	137
Corporate	—	803	76	5,013
Subtotal	11,040	46,479	10,858	53,871
Adjustment for assets of discontinued operations and assets held for sale	—	—	(247)	471
Consolidated	$11,040	$46,479	$10,611	$54,342
For additional information on assets of discontinued operations and assets held for sale, please see Note 4.
We generated revenue in the following geographic areas:

	United States	Canada	Consolidated
	(in thousands)
Revenue
For the year ended December 31, 2017	$146,524	$13,096	$159,620
For the year ended December 31, 2016	$163,104	$12,488	$175,592
21.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2017:
Revenue	$40,449	$39,935	$39,248	$39,988
As reported: (1)
(Loss) income from operations	(3,691)	(3,318)	(2,659)	N/A
(Loss) income from continuing operations before income taxes	(4,250)	(5,343)	(3,363)	N/A
Net (loss) income	(4,802)	(6,182)	(4,399)	N/A
Net (loss) income per common share, basic and diluted	$(0.20)	$(0.26)	$(0.18)	N/A
As revised: (1)
(Loss) income from operations	(3,691)	(5,740)	(2,256)	1,608
(Loss) income from continuing operations before income taxes	(4,250)	(7,765)	(2,960)	1,270
Net (loss) income	(4,802)	(8,604)	(3,995)	3,077
Net (loss) income per common share, basic and diluted	$(0.20)	$(0.36)	$(0.17)	$0.13
Year ended December 31, 2016:
Revenue	$45,633	$44,732	$43,027	$42,200
Income (loss) from operations	962	267	(1,321)	(419)
Income (loss) from continuing operations before income taxes	630	(668)	(2,176)	(1,150)
Net loss	(4,266)	(5,307)	(8,108)	(12,788)
Net loss per common share, basic and diluted	$(0.19)	$(0.23)	$(0.35)	$(0.54)

(1)
The results of operations for the year ended December 31, 2017 have been updated to reflect an adjustment to our share based compensation expense. The change in share based compensation from the amount as reported to the amount as revised was $2.4 million and $(403) thousand for the quarters ended June 30 and September 30, 2017, respectively. These changes are reflected in the loss from operations, loss from continuing operations before income taxes, net loss and net loss per common share, basic and diluted figures above. Additionally, loss from operations for the quarters ended March 31 and June 30, 2017 and 2016, have been recast to show the effects of our discontinued operations. For additional information, please see Note 4.
22.    Subsequent Events
As announced on February 2, 2018, Johan J. Roets ceased serving as the Chief Executive Officer of the Company effective January 29, 2018. Effective February 22, 2018, the Company terminated the employment of Mr. Roets for “cause.” On March 22, 2018, Mr. Roets filed a civil Complaint against the Company in the Circuit Court of Fairfax County Virginia. The Complaint alleges that the Company’s termination of Mr. Roets’ employment on February 22, 2018 violated his Employment Agreement and seeks monetary damages from the Company. The Company believes that this litigation is without merit and intends to vigorously defend the claims set forth therein. The Company’s Board of Directors has appointed Michael R. Stanfield, the Chairman and Founder of the Company, as the Company’s Executive Chairman and President, effective January 29, 2018, pursuant to which he has assumed the duties as the principal executive officer of the Company. Mr. Stanfield co-founded the predecessor to the Company in 1996 and has served as Chairman of the Board of Directors since that time, and was previously the Chief Executive Officer until January 2017.
Effective February 20, 2018, the Company promoted Melba Amissi to Chief Operating Officer. For additional information, please see "—Executive Officers of the Registrant" under Part I of this report.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Allowance	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
Year Ended December 31, 2016	$115	220	(320)	$15
Year Ended December 31, 2017	$15	45	(26)	$34

Allowance for deferred tax assets not expected to be realized:
Year Ended December 31, 2016	$19,813	16,624	(5,691)	$30,746
Year Ended December 31, 2017	$30,746	(4,304)	(2,728)	$23,714

Allowance for estimated fair value of Bail Bonds Industry Solutions Segment's assets:
Year Ended December 31, 2016	$—	744	—	$744
Year Ended December 31, 2017	$744	—	(744)	$—

Allowance for unamortized debt discount and debt issuance costs deducted from long-term debt in the balance sheet
Year Ended December 31, 2016	$—	1,990	(796)	$1,194
Year Ended December 31, 2017	$1,194	912	(1,342)	$764

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSECTIONS INC. (Registrant)

By:	/s/ Michael R. Stanfield
Name: Michael R. Stanfield
Title: Executive Chairman and President
Date: March 30, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael R. Stanfield	Executive Chairman and President	March 30, 2018
Michael R. Stanfield

/s/ Ronald L. Barden	Chief Financial Officer	March 30, 2018
Ronald L. Barden

/s/ Tracy M. Ward	Vice President (Principal Accounting Officer)	March 30, 2018
Tracy M. Ward

/s/ John M. Albertine	Director	March 30, 2018
John M. Albertine

/s/ Thomas G. Amato	Director	March 30, 2018
Thomas G. Amato

/s/ Thomas L. Kempner	Director	March 30, 2018
Thomas L. Kempner

/s/ Bruce L. Lev	Director	March 30, 2018
Bruce L. Lev

/s/ David A. McGough	Director	March 30, 2018
David A. McGough

Director
Johan J. Roets

/s/ Melvin R. Seiler	Director	March 30, 2018
Melvin R. Seiler