Form 10-Q
period 2018-03-31
INTERSECTIONS INC
filed 2018-05-10
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 4, 2018 there were 28,397,155 shares of common stock, $0.01 par value, issued and 24,289,899 shares outstanding, with 4,107,256 shares of treasury stock.

Form 10-Q
March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUE	$39,078	$40,449
OPERATING EXPENSES:
Marketing	912	3,450
Commission	9,305	9,748
Cost of revenue	12,382	12,999
General and administrative	13,128	16,381
Loss on disposition of Captira Analytical	—	130
Impairment of intangibles and other assets	—	86
Depreciation	1,453	1,300
Amortization	49	47
Total operating expenses	37,229	44,141
INCOME (LOSS) FROM OPERATIONS	1,849	(3,692)
Interest expense, net	(531)	(592)
Other (expense) income, net	(48)	34
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,270	(4,250)
Income tax benefit	523	10
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,793	(4,240)
Loss from discontinued operations, net of tax	—	(562)
NET INCOME (LOSS)	$1,793	$(4,802)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.18)
Loss from discontinued operations	—	(0.02)
Basic net income (loss) per common share	$0.07	$(0.20)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.18)
Loss from discontinued operations	—	(0.02)
Diluted net income (loss) per common share	$0.07	$(0.20)
Weighted average common shares outstanding—basic	24,203	23,675
Weighted average common shares outstanding—diluted	24,529	23,675
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,437	$8,502
Accounts receivable, net of allowance for doubtful accounts of $35 (2018) and $34 (2017)	6,006	8,225
Contract assets	353	—
Prepaid expenses and other current assets	3,584	3,232
Income tax receivable	1,290	2,545
Deferred subscription solicitation and commission costs	—	1,655
Total current assets	19,670	24,159
PROPERTY AND EQUIPMENT, net	10,591	11,040
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	249	58
CONTRACT COSTS	419	—
OTHER ASSETS	1,378	1,459
TOTAL ASSETS	$42,070	$46,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,417	$3,498
Accrued expenses and other current liabilities	9,223	8,533
Accrued payroll and employee benefits	487	1,501
Commissions payable	416	141
Capital leases, current portion	332	423
Contract liabilities, current	5,307	7,759
Total current liabilities	18,182	21,855
LONG-TERM DEBT, net	20,790	20,736
OBLIGATIONS UNDER CAPITAL LEASES, non-current	334	392
OTHER LONG-TERM LIABILITIES	2,076	2,895
DEFERRED TAX LIABILITY, net	7	7
TOTAL LIABILITIES	41,389	45,885
COMMITMENTS AND CONTINGENCIES (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 28,371 (2018) and 28,194 (2017); shares outstanding 24,264 (2018) and 24,102 (2017)	284	282
Additional paid-in capital	150,184	150,305
Warrants	2,840	2,840
Treasury stock, shares at cost; 4,107 (2018) and 4,092 (2017)	(35,781)	(35,745)
Accumulated deficit	(116,846)	(117,088)
TOTAL STOCKHOLDERS’ EQUITY	681	594
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,070	$46,479
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,793	$(4802)
Less: loss from discontinued operations, net of tax	—	(562)
Income (loss) from continuing operations	1,793	(4240)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	1,502	1347
Amortization of debt issuance costs	16	156
Accretion of debt discount	38	—
Provision for doubtful accounts	—	(9)
Share based compensation	4	1,096
Amortization of deferred subscription solicitation costs	—	3,087
Amortization of deferred contract costs	203	—
Loss on disposition of Captira Analytical	—	130
Impairment of intangibles and other long-lived assets	—	86
Changes in assets and liabilities:
Accounts receivable	1,757	12
Contract assets	(1,252)	—
Prepaid expenses, other current assets and other assets	(512)	(264)
Income tax receivable, net	1,255	649
Deferred subscription solicitation and commission costs	—	(4,011)
Contract costs	(300)	—
Accounts payable and accrued liabilities	(1,272)	301
Commissions payable	58	(16)
Contract liabilities, current	(1,091)	(945)
Other long-term liabilities	(819)	(83)
Cash flows provided by (used in) continuing operations	1,380	(2,704)
Cash flows used in discontinued operations	—	(1,069)
Net cash provided by (used in) operating activities	1,380	(3,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for the disposition of Captira Analytical	—	(315)
Decrease (increase) in restricted cash	—	25
Acquisition of property and equipment	(1,137)	(1,432)
Cash flows used in continuing operations	(1,137)	(1,722)
Cash flows provided by discontinued operations	—	94
Net cash used in investing activities	(1,137)	(1,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments	(149)	(166)
Withholding tax payment on vesting of restricted stock units	(159)	(381)
Cash flows used in financing activities	(308)	(547)
DECREASE IN CASH AND CASH EQUIVALENTS	(65)	(5,948)
CASH AND CASH EQUIVALENTS — beginning of period	8,502	10,797
Cash reclassified to assets held for sale at beginning of period	—	381
Less: cash reclassified to assets held for sale at end of period	—	(56)
CASH AND CASH EQUIVALENTS — end of period	$8,437	$5,174
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$92	$164
Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$—	$100
Intangible asset placed in service but paid in prior year	$240	$—
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business
We provide innovative software and data monitoring and analytics solutions that help consumers manage financial and personal risks associated with the proliferation of their personal data in the virtual and financial world. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we have helped consumers monitor, manage and protect against the risks associated with their identities and personal information for more than twenty years. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and Identity Guard® with Watson™ suite of services (collectively, "Identity Guard® Services"), we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® with Watson™ offers robust early detection of potential risks, stretching beyond credit-centric risks to include online privacy risks, and provides personalized threat alerts with actionable steps to help keep our customers’ information private from the earliest stage possible. Identity Guard® Services are offered through large and small organizations as an embedded service for either its employees or consumers, as well as directly to consumers through our direct marketing efforts. We believe that our suite of services offers consumers the most proactive and comprehensive identity theft monitoring and online privacy services available on the market today.
 Our Insurance and Other Consumer Services segment includes insurance and membership services for consumers, delivered on a subscription basis. We are not planning to develop new business in this segment and are experiencing normal subscriber attrition due to ceased marketing and retention efforts. Some of our legacy subscriber portfolios have been cancelled, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
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
The information in our condensed consolidated financial statements is presented for the three months ended March 31, 2017 giving effect to the disposal of i4c Innovations LLC (“i4c” or “Voyce”), with the historical financial results of the Voyce business recast as discontinued operations. In accordance with U.S. GAAP, we did not allocate corporate overhead expenses to discontinued operations in the year ended December 31, 2017. Additionally, we considered, and made the necessary adjustments to the historical financial results for, the allocation of other costs to either discontinued or continuing operations, including, but not limited to, rent expense, severance expense and other wind-down costs. The result of these adjustments changed the historical operating results for certain segments as well as the presentation of the condensed consolidated financial statements to include discontinued operations for the year ended December 31, 2017. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refer only to our continuing operations and do not include discussion of balances or activity of i4c. For additional information, please see Note 5.
All intercompany transactions have been eliminated from the condensed consolidated statements of operations. The condensed consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, as filed in our Annual Report on Form 10-K.
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
Revenue Recognition
For a full description of our revenue recognition policy, please see Note 4.
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
We continuously evaluate whether indicators of impairment exist and perform an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, U.S. GAAP eliminates the requirement to perform further goodwill impairment testing. In addition, we are not required to perform a qualitative assessment for our reporting units with zero or negative carrying amounts. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we perform the quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our condensed consolidated financial statements.
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
As of  March 31, 2018, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit.
We review long-lived assets, including finite-lived intangible assets, property and equipment, non-current contract costs and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting our analysis, we would compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. We did not grant stock options during the three months ended March 31, 2017. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the three months ended March 31, 2018:
Expected Dividend Yield. Under the New Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero.
Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 51%.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 2.7%.
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, or approximately 5.0 years. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
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
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. U.S. GAAP addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We have elected to include principal and penalties expense related to uncertain tax positions as part of income tax expense and include interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our condensed consolidated balance sheets. U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
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
Variable Interest Entities
Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. We continuously evaluate our related party relationships and any ownership interests, including controlling or financial interests of our executive management team such as our Executive Chairman and President's non-controlling interest in One Health Group, LLC ("OHG"). In accordance with U.S. GAAP, since the total equity investment at risk is not sufficient for OHG to finance its activities without additional subordinated financial support, as well as economic interests of the holders of OHG that are disproportionate to their voting interests, we concluded OHG is a variable interest entity ("VIE"). We further analyzed which related party would be the primary beneficiary in a tiebreaker test. Given that neither we nor our de facto agent have the power to direct the activities of OHG that most significantly impact its economic performance, we determined that we are not the primary beneficiary of the VIE and therefore are not required to consolidate the results of OHG. We do not have any assets or liabilities in our condensed consolidated balance sheets that relate to our variable interest in OHG. Other than the potential participation in future revenue if and when earned, we have no material, continuing economic or other involvement in OHG, including no exposure to loss as a result of our involvement with OHG. Please see Note 5 for additional information related to the divestiture.
Internally Developed Capitalized Software
We develop software for our internal use and capitalize the estimated software development costs incurred during the application development stage in accordance with U.S. GAAP. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three years. Significant judgments and estimates are required in measuring capitalized software. We regularly review our capitalized software projects for impairment.
Contract Costs
In accordance with ASU 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), which was adopted January 1, 2018, we recognize certain commission costs, which are included in commission expenses in our condensed consolidated statements of operations, and certain fulfillment costs, which are included in cost of revenue.
Our commissions are generally monthly commissions paid to partners, affiliates and our internal sales team, most of which have commensurate renewal terms or useful lives of one year or less. Therefore, we apply the practical expedient on a portfolio basis and recognize those incremental costs of obtaining contracts as an expense when incurred. We also have a minority population of commission fees that we believe meet the capitalization guidance in U.S. GAAP and are amortized based on the systematic transfer of the underlying contractual service terms, which includes our estimate of subscriber renewal behavior based on acquisition channel from historical data, if available, which is typically on a straight-line basis for one to two years. If we determine that our incremental costs to fulfill a contract are capitalizable under Topic 606, the costs are amortized based on the systematic transfer of the underlying contractual service terms.
Contract Assets and Contract Liabilities
In accordance with Topic 606 and the practical expedient to apply the guidance on a portfolio of contracts, which effectively treats contracts with similar characteristics as a single contract, we presented a net contract asset or contract liability for the majority of our subscribers. This presentation effectively reduced our total accounts receivable as of March 31, 2018 from December 31, 2017 and was offset by a comparable decrease in contract liabilities. In addition, we separately state unbilled contract assets in our condensed consolidated balance sheet as of March 31, 2018, which we previously included in accounts receivable. For additional information, please see Notes 3 and 4.
We receive payments from subscribers based on a billing schedule as established in the terms of our monthly and annual contract service agreements. Contract assets relate to our conditional right to consideration for our unbilled completed performance under the contract. Accounts receivable are recorded when the right to consideration for our completed performance is billed and is therefore, no longer unconditional. Contract liabilities (that is, deferred revenue) relate to payments received in advance of performance under the contract. Contract liabilities that are payable in greater than one year are included in other long-term liabilities in our condensed consolidated balance sheets.
3. Accounting Standards Updates
We consider the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects most entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the trade of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, various updates have been issued during 2015 and 2016 to clarify the guidance in Topic 606.	January 1, 2018	Retrospectively with the cumulative effect of initially applying these updates recognized at the date of initial application.	See "Topic 606" below.
ASU 2016-02, Leases (Topic 842)	The primary amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements.	January 1, 2019	Modified retrospective	See "Topic 842" below.
ASU 2016-15, Statement of Cash Flows (Topic 230)	This update clarifies the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments.	January 1, 2018	Retrospective	We adopted this update as of January 1, 2018, and there was no material impact to our condensed consolidated financial statements. Although we previously anticipated a reclassification from operating to financing cash flows, after further consideration, no action was necessary.
ASU 2017-09, Compensation—Stock Compensation (Topic 718)	This update clarifies the guidance regarding changes in the terms or conditions of a share based payment award. Under the amendments of this update, an entity should account for the effects of a modification unless certain criteria remain the same immediately before and after the modification.	January 1, 2018	Prospective	Upon adoption, there was no material impact to our condensed consolidated financial statements.

Topic 606
We adopted the provisions of Topic 606 as of January 1, 2018 on a modified retrospective basis to open contracts at the date of adoption only. Our assessment of the impact included review of a significant majority of our revenue streams, contracts and contract costs incremental to obtaining the contract. We evaluated our service offerings and determined that the service offerings' obligations are not distinct within the context of the contracts and, as such, are considered to be a series of promised services treated as a single performance obligation. Therefore, we concluded the impact to the way we recognize revenue is immaterial because our revenue is primarily generated from monthly subscriptions of a single performance obligation and longer-term breach contracts, which will continue to be recognized ratably over the service delivery periods.
We also concluded that direct-response advertising costs previously included in deferred subscription solicitation and advertising costs must be expensed as incurred under the new standard. Since we previously deferred and amortized these costs over the period during which benefits were expected to be received not to exceed twelve months, we believe this is a significant change that impacts our results of operations in each reportable period after adoption. Any other costs previously included in deferred subscription solicitation and advertising costs, such as annual renewal commission costs, that could continue to be capitalized and amortized over the transfer of the underlying service period under Topic 606 were reclassified to contract costs in our condensed consolidated balance sheet as of March 31, 2018.
In addition, we elected a practical expedient to immediately expense the majority of our incremental one-time commission costs, which is not expected to have a material impact to our future results of operations.
As a result of our comprehensive assessment, we recorded a cumulative adjustment of approximately $1.6 million to the opening balance of retained earnings, which is primarily due to expensing direct-response advertising costs as well as immediately expensing certain incremental one-time commission costs. Given the continued valuation allowance on our net deferred taxes, the tax effect of these cumulative adjustments at adoption is also immaterial to the consolidated financial statements.
The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following tables summarize the impacts of adopting Topic 606 on select lines of our unaudited condensed consolidated financial statements (all tables in thousands of dollars):
Statement of Operations

	Three Months Ended March 31, 2018
(select lines)	As Reported	Adjustments	Balances without Adoption of 606
Revenue	39,078	—	39,078
Marketing expenses	912	420	1,332
Commission expenses	9,305	28	9,333
Income from operations	1,849	(448)	1,401
Net income	1,793	(448)	1,345

Balance Sheet

	As of March 31, 2018
(select lines)	As Reported	Adjustments	Balances without Adoption of 606
ASSETS:
Accounts receivable	6,006	1,715	7,721
Contract assets	353	(353)	—
Prepaid expenses and other current assets	3,584	72	3,656
Deferred subscription solicitation and commission costs	—	1,232	1,232
Contract costs	419	(419)	—
Total assets	42,070	2,247	44,317
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Commissions payable	416	(217)	199
Contract liabilities, current	5,307	1,312	6,619
Other Long-Term Liabilites	2,076	50	2,126
Accumulated deficit	(116,846)	1,102	(115,744)
Total liabilities and stockholders' equity	42,070	2,247	44,317
Statement of Cash Flows

	Three Months Ended March 31, 2018
(select lines)	As Reported	Adjustments	Balances without Adoption of 606
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,793	(448)	1,345
Adjustments to reconcile net income to cash flows from operating activities:
Amortization of deferred subscription solicitation costs	—	1,048	1,048
Amortization of deferred contract costs	203	(203)	—
Changes in assets and liabilities:
Accounts receivable	1,757	(1,252)	505
Contract assets	(1,252)	1,252	—
Prepaid expenses, other current assets and other assets	(512)	(72)	(584)
Deferred subscription solicitation and commission costs	—	(625)	(625)
Contract costs	(300)	300	—
Net cash provided by operating activities	1,380	—	1,380
Topic 842
We plan to adopt the provisions of ASU 2016-02 ("Topic 842"), as amended, as of January 1, 2019. We are evaluating the standard in accordance with our adoption plan, which will include performing a completeness assessment over the lease population, reviewing all forms of leases and analyzing the practical expedients in order to determine the best implementation strategy. We will then determine the impact of adoption on our condensed consolidated financial statements, as well as disclosures, accounting policies, business processes and internal controls. While our evaluation is ongoing, we expect to adopt the standard on a modified retrospective basis and recognize additional lease liabilities and right of use assets.
The extent of the increase to assets and liabilities associated with these amounts remains to be determined, and we are currently unable to estimate if there will be a material impact to any of our consolidated financial statements. As of March 31, 2018, we had an estimated $5.9 million in undiscounted future minimum lease commitments, as reported in Note 14. We also continue to monitor changes to the standard and we will assess and revise our implementation process as guidance is updated.

4.  Revenue Recognition
We account for revenue in accordance with Topic 606, which was adopted January 1, 2018. For additional information about the adoption impact, please see Note 3.
We recognize revenue on identity theft protection services, as well as insurance services and other monthly membership and transaction services. The following is a description of principal activities, separated by reportable segments, from which we generate revenues. For additional information about reportable segments, please see Note 20.
Accounting Policy, Nature of Services and Timing of Satisfaction of Performance Obligations
Personal Information Services segment
We offer identity theft and privacy protection services to subscribers through multiple marketing channels including, but not limited to, direct-to-consumer, affiliates and partners, and as an embedded service for either its employees or consumers. We also offer breach-response services to large and small organizations by providing affected individuals with identity theft recovery and credit monitoring services.
With the exception of breach-response services, revenue is measured based on the stated consideration specified in the monthly renewable individual subscription contract. Subscription fees billed by our clients are generally billed directly to the subscriber’s credit card, mortgage bill or demand deposit accounts. Subscription fees billed by us are generally billed directly to the subscriber’s credit card except for arrangements under which subscription fees are paid to us by our clients on behalf of the subscriber. These payment mechanisms significantly reduce the risk of uncertain cash flows and a significant portion of our subscribers are billed in advance of fulfillment, which also mitigates uncertainty of cash flows. The prices to subscribers of various configurations of our non-breach services range generally from $4.99 to $25.00 per month. As a means of allowing customers to become familiar with our services, our subscriptions periodically may be offered with trial, delayed billing or guaranteed refund periods. No revenues are recognized until applicable trial periods are completed. We are the principal in almost all of our transactions and therefore, revenue is recorded on a gross basis in the amount that we bill subscribers from the sale of subscriptions and is recognized ratably on a straight-line basis over the contractual term of the service agreement, ranging from one month to one year. In a minority of transactions, we also provide services to certain legacy partners in which we are the agent in the transactions and therefore, we record revenue on a net basis in the amount that we bill certain partners. Revenue from these arrangements is also recognized ratably on a straight-line basis over the contractual term of the service agreement. Based on the short-term nature of our monthly subscription services and the service terms, we do not have any unsatisfied, or partially unsatisfied, future performance obligations, in addition to the amounts included in contract liabilities. In addition, and for the same reasons noted above, we do not have any contracts that have a significant financing component. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities.
Revenue for annual subscription fees and breach-response services, which the contract term is one year or greater, are deferred and recognized ratably on a straight-line basis over the contractual term of the service agreement, which is as the services are systematically transferred to the subscriber.
Our monthly contractual subscription terms do not have stated refund provisions, however, we considered our refund history as variable consideration in determining the estimated transaction price. Discretionary refunds for our monthly subscriptions are generally consistent, processed within the service term and are appropriately reflected as reductions to revenue. Discretionary refunds in excess of one month of service are insignificant. Annual subscriptions include subscribers with pro-rata refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro-rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our historical experience. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.
We also generate revenue through a collaborative arrangement, which involves joint marketing and servicing activities. We recognize our share of revenues and expenses from this arrangement in our condensed consolidated financial statements and account for third-party revenue and contract costs in accordance with U.S. GAAP.

Insurance and Other Consumer Services Segment
We offer insurance and other membership services to subscribers on a monthly basis. We are not planning to develop new business in this segment and are experiencing normal attrition due to ceased marketing and retention efforts. We provide these insurance services to certain legacy partners in which we are the agent in the transactions and therefore, we record revenue on a net basis in the amount that we bill certain partners. Revenue from these arrangements is also recognized ratably on a straight-line basis over the contractual term of the service agreements. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities.
Disaggregation of Revenue
The following table disaggregates our revenue by major source for the three months ended March 31, 2018 (in thousands):

	Personal Information Services	Insurance and Other Consumer Services	Total
Primary geographical markets:
United States	$34,342	$1,505	$35,847
Canada	3,231	—	3,231
Total revenue	$37,573	$1,505	$39,078
Major service lines:
Identity Guard® Services	$13,514	$—	$13,514
Canadian business	3,231	—	3,231
U.S. financial institutions	19,559	—	19,559
Breach services & other	1,269	1,505	2,774
Total revenue	$37,573	$1,505	$39,078
Timing of revenue recognition:
Products and services transferred over time	$37,573	$1,505	$39,078
Products transferred at a point in time	—	—	—
Total revenue	$37,573	$1,505	$39,078
Contract Balances
The opening and closing balances of our accounts receivable, contract assets and contract liabilities are as follows (in thousands):

	Accounts Receivable	Contract Assets	Contract Liabilities, Current	Contract Liabilities, Non-Current
Opening Balance as of December 31, 2017	$8,225	$—	$7,759	$—
Increase (decrease), net	(2,219)	353	(2,452)	50
Ending Balance as of March 31, 2018	$6,006	$353	$5,307	$50
We had $5.0 million deferred revenue as of December 31, 2017 that was recognized in the three months ended March 31, 2018.
5. Discontinued Operations and Assets and Liabilities Held for Sale
On July 31, 2017, we divested i4c to One Health Group, LLC (the "Purchaser"), pursuant to the terms and conditions of a membership interest purchase agreement (the "Purchase Agreement"). i4c conducted our Pet Health Monitoring business known as Voyce. The purchase price for the assets was equal to (i) the sum of $100, plus (ii) a revenue participation of up to $20.0 million, payable pursuant to the terms and conditions of the Purchase Agreement. We have determined that the revenue participation is a gain contingency and therefore will be recognized if and when it is earned.

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
These condensed consolidated financial statements present our results of operations for the three months ended March 31, 2018 and  2017 and our financial position as of March 31, 2018 and December 31, 2017 giving effect to the disposal of i4c, with the historical financial results of the Pet Health Monitoring segment reflected as discontinued operations, since the disposal constituted a strategic business shift. We made adjustments to our historical financial results for certain costs and overhead allocations to either discontinued or continuing operations for the three months ended March 31, 2017; for additional information, please see "—Variable Interest Entities" in Note 2.
The following table summarizes the components of loss from discontinued operations, net of income taxes included in the condensed consolidated statements of operations (in thousands):

Three Months Ended March 31, 2017

Major classes of line items constituting loss from discontinued operations:
Marketing expenses	$(15)
Cost of revenue	(4)
General and administrative expenses	(613)
Impairment	70
Loss from discontinued operations before income taxes	(562)
Loss on disposal of discontinued operations	—
Income tax benefit	—
Total loss from discontinued operations, net of tax	$(562)
In 2016, our Board of Directors approved a plan to sell Captira, which comprised our Bail Bonds Industry Solutions segment. Effective January 31, 2017, we completed the sale of Captira for a nominal amount, which resulted in a loss on sale of $130 thousand and marked the conclusion of our operations in the Bail Bonds Industry Solutions segment. The disposal did not represent a strategic shift that would have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations. For information on the operating results of the Bail Bonds Industry Solutions segment, please see "Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations."
In March 2017, we executed an agreement to dispose of our Habits at Work business, the results of which are recorded in our Personal Information Services segment. Effective June 1, 2017, we completed the sale of Habits at Work for a nominal amount. The disposal did not represent a strategic shift that would have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations. As part of the required evaluation under U.S. GAAP, we determined that the approximate fair value less costs to sell the businesses were significantly lower than the carrying value of the net assets. As a result, we recorded an impairment charge of $86 thousand related to Habits at Work for the three months ended March 31, 2017, which is included in impairment of intangibles and other assets in our condensed consolidated statements of operations.
6. Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per common share is determined in accordance with the applicable provisions of U.S. GAAP. Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes the potential exercise of outstanding stock options and warrants and vesting of restricted stock units. Diluted loss per common share is equivalent to basic loss per common share, as the effect of potential common stock would be anti-dilutive.
For the three months ended March 31, 2018 and 2017, options to purchase common stock, unvested restricted stock units and outstanding warrants totaling approximately 5.6 million shares and 3.4 million shares, respectively, were excluded from the computation of diluted loss per common share, as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.
A reconciliation of basic earnings (loss) per common share to diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income (loss)—basic and diluted:
Income (loss) from continuing operations	$1,793	$(4,240)
Loss from discontinued operations	—	(562)
Net income (loss)—basic and diluted	$1,793	$(4,802)
Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	$24,203	$23,675
Dilutive effect of common stock equivalents	326	—
Weighted average common shares outstanding—diluted	$24,529	$23,675
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.18)
Loss from discontinued operations	—	(0.02)
Basic net income (loss) per common share	$0.07	$(0.20)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.18)
Loss from discontinued operations	—	(0.02)
Diluted net income (loss) per common share	$0.07	$(0.20)
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
As of March 31, 2018, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the three months ended March 31, 2018 or in the year ended December 31, 2017. We did not hold any significant instruments that are measured at fair value on a recurring basis as of March 31, 2018 or December 31, 2017.

The fair value of our instruments measured on a non-recurring basis as of March 31, 2018 were as follows (in thousands):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)	Total Gains (Losses)
Warrant	$2,840	$—	$—	$2,840	$—
The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

	Fair Value at March 31, 2018	Valuation Technique	Unobservable Inputs	Quantitative Inputs Used for Original Warrant	Quantitative Inputs Used for Replacement Warrant (1)
Warrant	$2,840	Monte Carlo	Volatility of underlying	50.0%	55.0%
			Risk-free rate	1.78%	2.02%
			Dividend yield	—%	—%
			Probability of Designated Event (2)	0% - 50%	0% - 50%
			Timing of Designated Event (2)	3-5 years from issuance	3-5 years from issuance
____________________
(1) In connection with the Replacement Warrant (as defined in Note 16), we received an additional payment of $700 thousand from PEAK6 Investments. In accordance with U.S. GAAP, we performed valuations immediately before and after the equity modification and concluded that the additional payment approximately represented the incremental fair value provided by the Replacement Warrant. For additional information, please see Note 16.
(2) Refers to certain change of control transactions, defined as a "Designated Event" as in the Warrant Agreement.
8. Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets are as follows (in thousands):

	March 31, 2018	December 31, 2017
Prepaid services	$618	$533
Other prepaid contracts	2,423	2,132
Restricted cash	240	240
Other	303	327
Total	$3,584	$3,232
9. Contract Costs
In conjunction with the adoption of Topic 606, certain capitalized contract costs that were previously classified as deferred subscription solicitation and commission costs in our condensed consolidated balance sheets as of December 31, 2017 were reclassified to contract costs as of March 31, 2018. For additional information, please see Note 3.

The following table is summary of our incremental contract cost balances, which are included in contract costs in our condensed consolidated balance sheets as of March 31, 2018 (in thousands):

March 31, 2018
Costs to obtain (commissions)	$347
Costs to fulfill	72
Total contract costs	$419
In the three months ended March 31, 2018, we amortized $195 thousand related to costs to obtain, and there were no adverse changes which would cause the need for an impairment analysis.
In the three months ended March 31, 2018, we amortized $8 thousand related to costs to fulfill, and there were no adverse changes which would cause the need for an impairment analysis.
10. Internally Developed Capitalized Software
We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the three months ended March 31, 2018 or 2017. We record depreciation for internally developed capitalized software in depreciation expense in our condensed consolidated statements of operations. Activity in our internally developed capitalized software during the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2017	$18,603	$(11,829)	$6,774
Additions	1,743	—	1,743
Depreciation expense	—	(1,044)	(1,044)
Balance at March 31, 2018	$20,346	$(12,873)	$7,473

Balance at December 31, 2016	$15,015	$(7,931)	$7,084
Additions	729	—	729
Depreciation expense	—	(932)	(932)
Balance at March 31, 2017	$15,744	$(8,863)	$6,881
Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining nine months ending December 31, 2018	$3,116
For the years ending December 31:
2019	3,158
2020	1,132
2021	67
Total	$7,473

11. Goodwill and Intangibles
Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Totals
Balance as of March 31, 2018
Gross carrying amount	$35,253	$10,665	$45,918
Accumulated impairment losses	(25,837)	(10,318)	(36,155)
Net carrying value of goodwill	$9,416	$347	$9,763

Balance as of December 31, 2017
Gross carrying amount	$35,253	$10,665	$45,918
Accumulated impairment losses	(25,837)	(10,318)	(36,155)
Net carrying value of goodwill	$9,416	$347	$9,763
During the three months ended March 31, 2018 we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. As of March 31, 2018, both our Personal Information Services and Insurance and Other Consumer Services reporting units had negative carrying amounts of net assets. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.
Our intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
As of March 31, 2018:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,727	(2,718)	—	9
Technology related	1,979	(1,739)	—	240
Total amortizable intangible assets at March 31, 2018	$43,537	$(43,288)	$—	$249
As of December 31, 2017:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,727	(2,709)	—	18
Technology related	1,739	(1,699)	—	40
Total amortizable intangible assets at December 31, 2017	$43,297	$(43,239)	$—	$58
During the three months ended March 31, 2018, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of two to ten years. For the three months ended March 31, 2018 and 2017, we had an aggregate amortization expense of $49 thousand and $47 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2018	$89
For the years ending December 31:
2019	80
2020	80
Total	$249
12. Accrued Expenses and Other Current Liabilities
The components of our accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2018	December 31, 2017
Accrued marketing	$214	$155
Accrued cost of sales, including credit bureau costs	4,978	5,044
Accrued general and administrative expense and professional fees	1,645	570
Insurance premiums	354	340
Estimated liability for non-income business taxes	843	783
Other	1,189	1,641
Total	$9,223	$8,533
13. Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll	$210	$808
Accrued benefits	164	408
Accrued severance	113	285
Total accrued payroll and employee benefits	$487	$1,501
The following table summarizes our accrued severance activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$285	$1,440
Adjustments to expense	134	1,190
Payments	(306)	(998)
Balance, end of period	$113	$1,632

14. Commitments and Contingencies
Leases
We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows (in thousands):

	Operating Leases	Capital Leases
For the remaining nine months ending December 31, 2018	$2,343	$322
For the years ending December 31:
2019	1,957	400
2020	608	20
2021	403	7
2022	314	—
Thereafter	317	—
Total minimum lease payments	$5,942	749
Less: amount representing interest		(83)
Present value of minimum lease payments		666
Less: current obligation		(332)
Long-term obligations under capital lease		$334
We did not enter into any new capital lease arrangements during the three months ended March 31, 2018 or 2017. Rental expenses included in general and administrative expenses for the three months ended March 31, 2018 and 2017 were $664 thousand and $743 thousand, respectively.
Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, would result in a material adverse change in our business or financial condition.
In January 2013, the Office of the West Virginia Attorney General ("WVAG") served Intersections Insurance Services Inc. ("IISI") with a complaint filed in the Circuit Court of Mason County, West Virginia on October 2, 2012. The complaint alleges violations of West Virginia consumer protection laws based on the marketing of unspecified products. On April 21, 2017, the Court granted a motion of the WVAG to add Intersections Inc. as a defendant. The parties are currently engaged in discovery. No trial has been scheduled. We continue to believe that the claims in the complaint are without merit and intend to continue to vigorously defend this matter.
On March 22, 2018, Johan Roets, the Company’s former Chief Executive Officer, filed a civil Complaint against the Company in the Circuit Court of Fairfax County Virginia. The Complaint alleges that the Company’s termination of Mr. Roets’ employment on February 22, 2018 violated his Employment Agreement and seeks monetary damages. The Company believes that the Complaint is without merit and plans to vigorously defend this litigation.
For information regarding our policy for analyzing legal proceedings, please see "—Contingent Liabilities" in Note 2. As of March 31, 2018, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolutions could occur, which could have a material adverse effect on our condensed consolidated financial statements, taken as a whole.

Other
We periodically analyze our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions. The following table summarizes our non-income business tax liability activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$783	$94
Adjustments to existing liabilities	60	—
Payments	—	(94)
Balance at end of period	$843	$—
We have been audited in the past and continue to analyze what obligations we have, if any, to state taxing authorities. We analyzed all the information available to us in order to estimate a liability for potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. For additional information, please see Note 16 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
We have entered into various software licenses and operational commitments totaling approximately $65.3 million as of March 31, 2018, payable in monthly and yearly installments through December 31, 2021. These amounts will be expensed on a pro-rata basis and recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.
15. Other Long-Term Liabilities
The components of our other long-term liabilities are as follows (in thousands):

	March 31, 2018	December 31, 2017

Deferred rent	$1,043	$1,223
Uncertain tax positions, interest and penalties not recognized	980	1,669
Contract liabilities, non-current	50	—
Accrued general and administrative expenses	3	3
Total other long-term liabilities	$2,076	$2,895
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
In April 2017, we refinanced our indebtedness under the Prior Credit Agreement with a new term loan facility with PEAK6 Investments, L.P. ("PEAK6 Investments"). We also executed amendments to the new term loan facility in July 2017, November 2017 and April 2018 (together with the amendments, the "New Credit Agreement"), which had a principal outstanding amount of $21.5 million as of March 31, 2018 and an initial interest rate of 9.99% per annum, to be adjusted annually on March 31 to 8.25% plus 1 year LIBOR. The maturity date of the New Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The New Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
We used approximately $13.9 million of the net proceeds from the New Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay interest, prepayment penalties, transaction fees and expenses as a result of the termination. We used the remainder of the proceeds from the New Credit Agreement for general corporate purposes, including to increase subscriber acquisitions and continue our innovative product development. As a result of the refinancing, we recorded a loss on extinguishment of debt of $1.5 million in the year ended December 31, 2017, including interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand as a result of the termination of the Prior Credit Agreement.
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
Under the New Credit Agreement, minimum required maturities are as follows (in thousands):

For the remaining nine months ending December 31, 2018	$—
For the years ending December 31:
2019	1,250
2020	5,000
2021	15,250
Total outstanding	$21,500
As of March 31, 2018, $21.5 million was outstanding under the New Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $710 thousand in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2017, $21.5 million was outstanding under the New Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $764 thousand in our condensed consolidated balance sheets. For information on the amendment executed on April 3, 2018, please see Note 21.
The New Credit Agreement contains certain customary covenants, including a requirement to maintain at all times a minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the New Credit Agreement, and minimum EBITDA requirements. As of March 31, 2018, we were in compliance with all such covenants. The New Credit Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, cross-defaults to other indebtedness, invalidity of loan documents defaults, change in control defaults, conduct of business defaults, and criminal and regulatory action defaults. For additional information, please see "—Liquidity and Capital Resources" in Item 2.
Warrant
In connection with the New Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share ("Original Warrant”). In connection with a later amendment to the New Credit Agreement, we issued a warrant to PEAK6 Investments for an additional purchase price of $700 thousand in cash ("Replacement Warrant"), and PEAK6 Investments surrendered the Original Warrant previously issued by us on April 20, 2017. The Replacement Warrant provides PEAK6 with the right to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share. The Replacement Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a “net share settlement” feature that requires the holder to exercise the Replacement Warrant without a cash payment upon the terms set forth therein. Warrants were valued on our condensed consolidated balance sheets at $2.8 million as of March 31, 2018 and December 31, 2017. For additional information related to the fair value of the warrants, please see Note 7.
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
17. Income Taxes
Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2018 and 2017 was (41.1)% and 0.2%, respectively. The decrease in the rate is primarily due to the discrete resolution of uncertain tax positions related to claimed general business credits under audit that were deemed effectively settled in the three months ended March 31, 2018.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the three months ended March 31, 2018, as there has been no change to the conclusion from the year ended December 31, 2017 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of March 31, 2018 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.
We continue to evaluate the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and we are applying the guidance in Staff Accounting Bulletin No. 118. We may make adjustments that differ from our initial assumptions based on new interpretations and regulatory changes from the Internal Revenue Service and state tax jurisdictions, the SEC and the Financial Accounting Standards Board. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances, including the impact of our valuation allowance due to the indefinite life of certain deferred tax assets and the state adoption of the federal tax law changes. As of March 31, 2018, we made no adjustments to these estimates. We will complete our analysis no later than December 31, 2018. It is possible that future adjustments may have a material adverse effect on our cash tax liabilities, results of operations, or financial condition.
During the three months ended March 31, 2018, we decreased our gross unrecognized tax benefits primarily related to a portion of tax credits that were settled in conjunction with the federal examination for tax years 2010 and 2011. There were no material changes to our uncertain tax positions during the three months ended March 31, 2017.
18. Stockholders’ Equity
As of March 31, 2018, we have 4.2 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 4.6 million shares are outstanding under all of our active and inactive plans.
Stock Options
Total share based compensation (benefit) expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three months ended March 31, 2018 and 2017 was $(270) thousand and $34 thousand, respectively. The decrease is due to reversing the cumulative expense on 658 thousand unvested options that were granted to a former employee in the second half of 2017 and forfeited in the three months ended March 31, 2018.
The following table summarizes our stock option activity during the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
			(In thousands)	(In years)
Outstanding at December 31, 2017	2,933,232	$3.82
Granted	410,000	$2.09
Canceled	(668,095)	$3.61
Outstanding at March 31, 2018	2,675,137	$3.61	$—	7.59
Exercisable at March 31, 2018	398,042	$4.99	$—	1.23
The weighted average grant date fair value of options granted, based on the Black Scholes method, during the three months ended March 31, 2018 was $0.97. There were no options granted in the three months ended March 31, 2017.
There were no options exercised during the three months ended March 31, 2018 or 2017.
As of March 31, 2018, there was $389 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units and Restricted Stock Awards
Total share based compensation expense recognized for restricted stock units and restricted stock awards (together, "RSUs"), which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended March 31, 2018 and 2017 was $274 thousand and $1.1 million, respectively. The decrease is due to reversing the cumulative expense on 535 thousand unvested RSUs granted to a former employee that were forfeited in the three months ended March 31, 2018.
The following table summarizes the activity of our RSUs during the three months ended March 31, 2018:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,737,353	$3.83
Canceled (1)	(651,250)	$3.69
Vested	(162,481)	$4.10
Outstanding at March 31, 2018	1,923,622	$3.85
____________________
(1) Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 15 thousand and 8 thousand in the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, there was $4.6 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Other
As of March 31, 2018, we have an outstanding Warrant held by our lender, PEAK6 Investments, to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share. For additional information, please see Note 16.
As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 15 thousand and 8 thousand in the three months ended March 31, 2018 and 2017, respectively. There are no remaining unvested restricted stock awards outstanding. Under the New Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock.
19. Related Party Transactions
Digital Matrix Systems, Inc. – The chief executive officer and president of Digital Matrix Systems, Inc. ("DMS") serves as one of our board members. We have service agreements with DMS for monitoring credit on a daily and quarterly basis, along with occasional contracts for certain credit analysis and application development services. In connection with these agreements, we paid monthly installments totaling $696 thousand and $646 thousand in the three months ended March 31, 2018 and 2017, respectively. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, we owed $127 thousand and $178 thousand, respectively, to DMS under these agreements.
PEAK6 Investments, L.P. – During 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with the New Credit Agreement with PEAK6 Investments. In connection with the New Credit Agreement, we paid PEAK6 Investments $1.5 million for the repurchase of common stock, and we received a total of $2.2 million for the issuance of the Warrant. In the three months ended March 31, 2018, we paid interest of $537 thousand. As of March 31, 2018 and December 31, 2017, our outstanding principal balance was $21.5 million. PEAK6 Investments owned approximately 419 thousand shares of our common stock immediately prior to the closing of the New Credit Agreement. For additional information, please see Note 16.
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
Monde of Events – The Chief Executive Officer of Monde of Events is the spouse of our Chief Operating Officer. We have retained Monde of Events to provide event planning services for our corporate events. In the three months ended March 31, 2018 and 2017, we paid Monde of Events $10 thousand and $36 thousand, respectively, for these services. As of March 31, 2018, there were no amounts due to Monde of Events.
Johan J. Roets – Johan Roets is a current member of our Board of Directors. For additional information, please see "—Legal Proceedings" in Note 14.
20. Segment and Geographic Information
We have ongoing operations in two segments: 1) Personal Information Services and 2) Insurance and Other Consumer Services. In January 2017 we sold the business comprising our Bail Bonds Industry Solutions segment, and in July 2017 we sold the business comprising our Pet Health Monitoring segment. For additional information, please see Note 5. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
Our Personal Information Services segment offers identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Our Insurance and Other Consumer Services segment includes our insurance and other membership services.

The following table sets forth segment information for the three months ended March 31, 2018 and 2017 (in thousands):

	Personal Information Services	Insurance and Other Consumer Services	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended March 31, 2018
Revenue	$37,573	$1,505	$—	$—	$39,078
Depreciation	1,444	9	—	—	1,453
Amortization	49	—	—	—	49
Income (loss) from operations	2,096	555	—	(802)	1,849
Income (loss) from continuing operations before income taxes	1,517	555	—	(802)	1,270
Three months ended March 31, 2017
Revenue	$38,610	$1,657	$182	$—	$40,449
Depreciation	1,258	32	—	10	1,300
Amortization	47	—	—	—	47
(Loss) income from operations	(2,832)	378	(46)	(1,192)	(3,692)
(Loss) income from continuing operations before income taxes	(3,390)	378	(46)	(1,192)	(4,250)

The following table sets forth segment information as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Property and Equipment, net	Total Assets	Property and Equipment, net	Total Assets
Segment:
Personal Information Services	$10,578	$31,696	$11,017	$35,517
Insurance and Other Consumer Services	13	9,762	23	10,159
Corporate	—	612	—	803
Consolidated	$10,591	$42,070	$11,040	$46,479
For revenue by geographic area, please see "—Disaggregation of Revenue" in Note 4.

21. Subsequent Events
On April 3, 2018 (the “Third Amendment Date”), the Company, PEAK6 Investments, L.P., as Administrative Agent, and PEAK6 Capital LLC (formerly known as PEAK6 Ventures LLC) as Term Lender entered into Amendment No. 3 to Credit Agreement (the “Amendment No. 3”) amending the Credit Agreement dated as of April 20, 2017 (as amended by that certain Amendment No. 1 and Amendment No. 2, the “Credit Agreement”). Amendment No. 3 provides for a voluntary, partial prepayment of the outstanding principal balance of the term loans in the amount of $1.0 million on the Third Amendment Date, and amends one of the financial covenants in the Credit Agreement. The amended covenant requires us to maintain at all times a minimum amount of cash on hand, as defined in the Credit Agreement, of (i) the lesser of 20% of the total amount outstanding under the term loans and $2.5 million for the period commencing on the Third Amendment Date through and including May 31, 2018, (ii) the lesser of 20% of the total amount outstanding under the term loans and $3.0 million from and after June 1, 2018 through and including the fiscal quarter ending September 30, 2019, and (iii) 20% of the total amount outstanding under the term loans for the fiscal quarter ending December 31, 2019 and each fiscal quarter thereafter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2017 and 2016, and as of December 31, 2017 and 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Form 10-K"), and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.
Forward-Looking Statements
Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including the success of our strategic objectives; our ability to meet the targets disclosed by management with respect to costs and revenue, and that these targets do not represent historical performance, projected results or guidance; our ability to generate revenue from our partner sales strategy and business development pipeline with our distribution partners; the impact of shutting down and then divesting our Pet Health Monitoring segment; the timing and success of new product launches and other growth initiatives, including our Identity Guard® with Watson™ product; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring charges; our incurring additional charges for non-income business taxes or otherwise, or impairment costs or charges on goodwill and/or other assets; our ability to control costs; our expectations for marketing and investment expenditures; our failure to protect private data due to a security breach or other unauthorized access; our ability to maintain sufficient liquidity and produce sufficient cash flow to fund our business, growth strategy and debt service obligations; the impact of our recent senior management changes; and our needs for additional capital to grow our business, including our ability to maintain compliance with the covenants under our term loan or seek additional sources of debt and/or equity financing. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under "Forward-Looking Statements," "Item 1. Business—Government Regulation" and "Item 1A. Risk Factors" in the Company’s most recent Annual Report on Form 10-K and herein and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.
Overview
We provide innovative software and data monitoring and analytics solutions that help consumers manage financial and personal risks associated with the proliferation of their personal data in the virtual and financial world. Under our Identity Guard® brand and other brands that comprise our Personal Information Services segment, we have helped consumers monitor, manage and protect against the risks associated with their identities and personal information for more than twenty years. We offer identity theft and privacy protection as well as credit monitoring services for consumers to understand, monitor, manage and protect their personal information and privacy. Under our Identity Guard® and Identity Guard® with Watson™ suite of services (collectively, "Identity Guard® Services"), we help protect consumers against the risks associated with the inappropriate exposure of their personal information that can result in fraudulent use or reputation damage. Identity Guard® with Watson™ offers robust early detection of potential risks, stretching beyond credit-centric risks to include online privacy risks, and provides personalized threat alerts with actionable steps to help keep our customers' information private from the earliest stage possible. Identity Guard® Services are offered through large and small organizations as an embedded service for either its employees or consumers, as well as directly to consumers through our direct marketing efforts. We believe that our suite of services offers consumers the most proactive and comprehensive identity theft monitoring and online privacy services available on the market today.

Personal Information Services
Our Personal Information Services segment includes privacy, personal information security and identity theft monitoring and remediation services to help consumers understand, monitor, manage and protect against the risks associated with the inappropriate and sometimes criminal exposure of their personal information. Our current services include: providing credit reports, performing credit monitoring and providing educational credit scores and credit education; reports, monitoring and education about other personal information and risks, such as public records, identity validation, new account opening, social media footprint and Internet data risks; identity theft recovery services; identity theft cost reimbursement insurance of up to $1.0 million underwritten by a prominent insurance company; and software and other technology tools and services. Our resolution team applies its expertise to assist consumers with the remediation of confirmed identity theft events by providing pertinent documentation, communicating directly with creditors and placing fraud alerts on their behalf. We also offer breach response services to large and small organizations responding to compromises of sensitive personal information and other customer and employee data, mitigating potential damage to the customers and the corporate brand. We help these organizations notify the affected individuals and we provide the affected individuals with identity theft recovery and credit monitoring services. In February 2018, we also launched Data Breach Readiness, a comprehensive data breach preparedness solution for small and medium sized businesses. We continue to develop innovative new services and tools to add to our Identity Guard® portfolio and address the increasing awareness by consumers of the risks associated with their personal information.
We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we expanded Identity Guard® with Watson™. Identity Guard® with Watson™ is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Identity Guard® with Watson™ maximizes the power of IBM Watson™ cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safe web browsing tools. Identity Guard® with Watson™ also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. Identity Guard® with Watson™ also offers social insights that help consumers and their families understand and responsibly manage their social media presence, including assistance to strengthen a consumer’s online privacy settings and remediation of potentially damaging posts. We believe it is the first service of its kind in our industry that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson™ technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. As we focus on making Identity Guard® with Watson™ our leading offering to consumers and their families, we significantly invested in our product and business development group in 2017 and plan to continue this investment in 2018, as the pipeline of engagement leads grow and we continue to seek to convert the market opportunities into sustainable revenue.
We continue to expand our business relationships with new partners including retail, communication and other industrial partners, as well as partnering with employers to offer Identity Guard® with Watson™ as an employee benefit option. After increasing our internal business development capability in various channels more than 100% in 2017, we are appropriately positioned to continue to pursue and contract with partners to bring our suite of differentiated and comprehensive services to their customers. We also continued to make significant investments in our internal systems, member platforms and IT security compliance in order to build, enhance and prioritize security in our partner distribution channels and generate subscriber growth. We continue to develop, improve and expand upon all of these important initiatives.
We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 52% and 57% of our Personal Information Services segment revenue in the three months ended March 31, 2018 and 2017, respectively. Revenue from our largest client, Bank of America, constituted approximately 42% and 46% of our Personal Information Services segment revenue in the three months ended March 31, 2018 and 2017, respectively. Bank of America ceased marketing of our services to new customers in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers.
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
Other
 Our Insurance and Other Consumer Services segment includes insurance and membership services for consumers, delivered on a subscription basis. We are not planning to develop new business in this segment and are experiencing normal subscriber attrition due to ceased marketing and retention efforts. Some of our legacy subscriber portfolios have been cancelled, and our continued servicing of other subscribers may be cancelled as a result of actions taken by one or more financial institutions. Corporate headquarter office transactions including, but not limited to, payroll, share based compensation and other expenses related to our Chairman and non-employee Board of Directors are reported in our Corporate business unit.
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
Revenue Recognition
For a full description of our revenue recognition policy, please see Note 4 to our condensed consolidated financial statements.
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
We continuously evaluate whether indicators of impairment exist and perform an initial assessment of qualitative factors to determine whether it is necessary to perform the goodwill impairment test (commonly referred to as the step zero approach). For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, U.S. GAAP eliminates the requirement to perform further goodwill impairment testing. In addition, we are not required to perform a qualitative assessment for our reporting units with zero or negative carrying amounts. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, we perform the quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our condensed consolidated financial statements.
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
As of March 31, 2018, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. For additional information, please see Note 11 to our condensed consolidated financial statements.
We review long-lived assets, including finite-lived intangible assets, property and equipment, non-current contract costs and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Significant judgments in this area involve determining whether a triggering event has occurred and determining the future cash flows for assets involved. In conducting our analysis, we would compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the undiscounted cash flows exceed the net book value, the long-lived assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment charge is measured and recognized. An impairment charge is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated by discounting the future cash flows associated with these assets.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. We did not grant stock options during the three months ended March 31, 2017. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the three months ended March 31, 2018:
Expected Dividend Yield. Under the New Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero.
Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 51%.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 2.7%.
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, or approximately 5.0 years. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
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
We believe that our tax positions comply with applicable tax law. As a matter of course, we may be audited by various taxing authorities and these audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. U.S. GAAP addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We have elected to include principal and penalties expense related to uncertain tax positions as part of income tax expense and include interest expense related to uncertain tax positions as part of interest expense in our condensed consolidated financial statements. The accrued interest is included as a component of other long-term liabilities in our condensed consolidated balance sheets. U.S. GAAP provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
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
Variable Interest Entities
Our decision to consolidate an entity is based on our assessment that we have a controlling financial interest in such entity. We continuously evaluate our related party relationships and any ownership interests, including controlling or financial interests of our executive management team such as our Executive Chairman and President's non-controlling interest in One Health Group, LLC ("OHG"). In accordance with U.S. GAAP, since the total equity investment at risk is not sufficient for OHG to finance its activities without additional subordinated financial support, as well as economic interests of the holders of OHG that are disproportionate to their voting interests, we concluded OHG is a variable interest entity ("VIE"). We further analyzed which related party would be the primary beneficiary in a tiebreaker test. Given that neither we nor our de facto agent have the power to direct the activities of OHG that most significantly impact its economic performance, we determined that we are not the primary beneficiary of the VIE and therefore are not required to consolidate the results of OHG. We do not have any assets or liabilities in our condensed consolidated balance sheets that relate to our variable interest in OHG. Other than the potential participation in future revenue if and when earned, we have no material, continuing economic or other involvement in OHG, including no exposure to loss as a result of our involvement with OHG. Please see Note 5 for additional information related to the divestiture.
Internally Developed Capitalized Software
We develop software for our internal use and capitalize the estimated software development costs incurred during the application development stage in accordance with U.S. GAAP. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three years. Significant judgments and estimates are required in measuring capitalized software. We regularly review our capitalized software projects for impairment.

Contract Costs
In accordance with ASU 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), which was adopted January 1, 2018, we recognize certain commission costs, which are included in commission expenses in our condensed consolidated statements of operations, and certain fulfillment costs, which are included in cost of revenue.
Our commissions are generally monthly commissions paid to partners, affiliates and our internal sales team, most of which have commensurate renewal terms or useful lives of one year or less. Therefore, we apply the practical expedient on a portfolio basis and recognize those incremental costs of obtaining contracts as an expense when incurred. We also have a minority population of commission fees that we believe meet the capitalization guidance in U.S. GAAP and are amortized based on the systematic transfer of the underlying contractual service terms, which includes our estimate of subscriber renewal behavior based on acquisition channel from historical data, if available, which is typically on a straight-line basis for one to two years. If we determine that our incremental costs to fulfill a contract are capitalizable under Topic 606, the costs are amortized based on the systematic transfer of the underlying contractual service terms.
Contract Assets and Contract Liabilities
In accordance with Topic 606 and the practical expedient to apply the guidance on a portfolio of contracts, which effectively treats contracts with similar characteristics as a single contract, we presented a net contract asset or contract liability for the majority of our subscribers. This presentation effectively reduced our total accounts receivable as of March 31, 2018 from December 31, 2017 and was offset by a comparable decrease in contract liabilities. In addition, we separately state unbilled contract assets in our condensed consolidated balance sheet as of March 31, 2018, which we previously included in accounts receivable. For additional information, please see Notes 3 and 4 to our condensed consolidated financial statements.
We receive payments from subscribers based on a billing schedule as established in the terms of our monthly and annual contract service agreements. Contract assets relate to our conditional right to consideration for our unbilled completed performance under the contract. Accounts receivable are recorded when the right to consideration for our completed performance is billed and is therefore, no longer unconditional. Contract liabilities (that is, deferred revenue) relate to payments received in advance of performance under the contract. Contract liabilities that are payable in greater than one year are included in other long-term liabilities in our condensed consolidated balance sheets.
Accounting Standards Updates Recently Adopted and Accounting Standards Updates Not Yet Effective
For information about accounting standards updates recently adopted and accounting standards updates not yet effective, please see Note 3 to our condensed consolidated financial statements.

Results of Operations
Three Months Ended March 31, 2018 and 2017 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Three Months Ended March 31,				Change
	2018	Percent of Revenue	2017	Percent of Revenue	Dollars	Percent
Revenue	$39,078	100.0%	$40,449	100.0%	$(1,371)	(3.4)%
Operating expenses:
Marketing	912	2.3%	3,450	8.5%	(2,538)	(73.6)%
Commission	9,305	23.8%	9,748	24.1%	(443)	(4.5)%
Cost of revenue	12,382	31.7%	12,999	32.1%	(617)	(4.7)%
General and administrative	13,128	33.6%	16,381	40.5%	(3,253)	(19.9)%
Loss on disposition of Captira Analytical	—	—%	130	0.3%	(130)	(100.0)%
Impairment of intangibles and other assets	—	—%	86	0.2%	(86)	(100.0)%
Depreciation	1,453	3.7%	1,300	3.2%	153	11.8%
Amortization	49	0.1%	47	0.1%	2	4.3%
Total operating expenses	37,229	95.3%	44,141	109.1%	(6,912)	(15.7)%
Income (loss) from operations	1,849	4.7%	(3,692)	(9.1)%	5,541	(150.1)%
Interest expense, net	(531)	(1.4)%	(592)	(1.5)%	61	(10.3)%
Other (expense) income, net	(48)	(0.1)%	34	0.1%	(82)	(241.2)%
Income (loss) from continuing operations before income taxes	1,270	3.2%	(4,250)	(10.5)%	5,520	(129.9)%
Income tax benefit	523	1.3%	10	—%	513	5,130.0%
Income (loss) from continuing operations	1,793	4.6%	(4,240)	(10.5)%	6,033	(142.3)%
Loss from discontinued operations, net of tax	—	—%	(562)	(1.4)%	562	(100.0)%
Net income (loss)	$1,793	4.6%	$(4,802)	(11.9)%	$6,595	(137.3)%
Revenue and Subscribers
The following tables provide details of our revenue and subscriber information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)		(Percent of total)
Bank of America	$15,848	$17,708	40.6%	43.8%
All other financial institution clients	3,711	4,195	9.5%	10.4%
Subtotal: financial institutions	19,559	21,903	50.1%	54.2%
Identity Guard® Services (1)	13,514	12,012	34.5%	29.7%
Canadian business lines	3,231	3,059	8.3%	7.6%
Breach services & other (1)	1,269	1,636	3.2%	4.0%
Subtotal: ongoing business lines	18,014	16,707	46.0%	41.3%
Total Personal Information Services revenue	37,573	38,610	96.1%	95.5%
Revenue from other segments	1,505	1,839	3.9%	4.5%
Consolidated revenue	$39,078	$40,449	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® Services (1)	Canadian Business Lines	Total
Balance at December 31, 2017	620	359	161	1,140
Additions	—	20	18	38
Cancellations	(18)	(22)	(29)	(69)
Balance at March 31, 2018	602	357	150	1109

Balance at December 31, 2016	705	317	162	1,184
Additions	1	49	30	80
Cancellations	(24)	(33)	(32)	(89)
Balance at March 31, 2017	682	333	160	1,175
____________________
(1) We periodically refine the criteria used to calculate and report our subscriber data. In 2017, we determined that certain subscribers who receive our breach response services should no longer be included in the presentation of Identity Guard® Service subscribers or revenue due to the nonrecurring nature of our breach response services. For comparability, all periods presented have been recast to reflect this change in subscribers and revenue.
Personal Information Services Revenue
Revenue from our actively marketed, ongoing business lines, Identity Guard®, Canada, and Breach services and other, increased $1.3 million, or 7.8%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The Identity Guard® Services revenue increased 12.5% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as revenue gains from subscriber increases in several of our Identity Guard® programs were partially offset by decreases in revenue from subscribers acquired through one of our partners, Costco, that is no longer marketing our services. The Identity Guard® Services subscriber base increased 7.2% from March 31, 2017 as a result of new subscribers acquired in the later part of 2017 primarily through one of our employee benefit partners. In mid-2017, we reduced marketing spending in certain direct-to-consumer channels and expect to continue a reduced level of spending through the remainder of 2018, which may result in reduced subscriber additions in those channels. We continue to focus on improving and expanding our affiliate marketing programs for direct-to-consumer subscriber acquisitions, partner relationships, and business relationships with employers to offer Identity Guard® Services as an employee benefit option, which, if successful, could increase our revenue and subscriber counts over the next twelve months.
Revenue from our Canadian business line increased 5.6% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our Canadian joint marketing relationship was successful in expanding its partners in 2017 and the first quarter of 2018 and achieving a higher average revenue per subscriber, which was partially offset by normal subscriber attrition.
The revenue increase in the ongoing business lines was more than offset by a $2.3 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
Revenue from Other Segments
The decrease in revenue continues to be due to subscriber attrition and portfolio cancellations in our Insurance and Other Consumer Services segment, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these services. We had approximately 36 thousand subscribers in our Insurance and Other Consumer Services segment as of March 31, 2018, which is a 23% decrease from our subscriber base of 47 thousand subscribers as of March 31, 2017.

Marketing Expenses
Marketing expenses consisted of subscriber acquisition costs, including affiliate marketing payments, search engine marketing, web-based marketing and direct mail expenses such as printing and postage. In connection with the adoption of Topic 606, as of January 1, 2018, we no longer defer and amortize direct-response advertising costs, and all marketing costs are now expensed as incurred. Additionally, we recorded a cumulative adjustment to the opening balance of retained earnings, which consisted of $1.3 million of previously capitalized direct-response advertising costs. As such, we expect our marketing expenses in 2018 to be lower than in prior years. For additional information, please see Notes 3 and 4 to our condensed consolidated financial statements.
In the three months ended March 31, 2018 and 2017, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We did not amortize deferred subscription solicitation costs related to marketing for the three months ended March 31, 2018 due to the adoption of Topic 606, as described above. Amortization of deferred subscription solicitation costs for the three months ended March 31, 2017 was $2.9 million.
Marketing costs of $912 thousand were expensed as incurred for the three months ended March 31, 2018. Marketing costs that did not meet the criteria for capitalization and were expensed as incurred for the three months ended March 31, 2017 were $561 thousand. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.
Commission Expenses
Commission expenses consist of commissions paid to our clients and other partners, as well as amortization of incremental contract asset costs due to the adoption of Topic 606. The decrease is related to a decrease in subscribers for which contractually high commission percentages are paid, which is largely from our financial institution subscriber base. We expect commission expenses related to our financial institution subscriber base to continue to decline due to normal attrition of subscribers in client portfolios with no new marketing activity. However, the decline may be partially or completely offset by increased commission expenses paid to affiliates, partners and internal incentive plans related to increased sales of our new service offerings. We expect commission expenses as a percentage of revenue to remain relatively flat for the remainder of 2018.
Cost of Revenue
Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We incur fixed fee long term pricing for a significant portion of the supply of credit bureau data and certain alternative data sources for our services, which is expected to reduce our effective rates (that is, the variable rate of tiered and fixed subscriber fulfillment costs) as volume increases. For additional information, please see "Liquidity and Capital Resources — Other" below.
General and Administrative Expenses
General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, legal, human resources and finance functions, as well as internal audit, payroll, share based compensation and other corporate overhead costs. The decrease in general and administrative expenses was primarily due to lower payroll-related costs, including $1.1 million lower severance expense and $1.1 million lower share based compensation expense, as well as lower professional and legal fees. The decrease in share based compensation expense was due to reversing the cumulative expense on unvested options and RSUs granted to a former employee. For additional information, please see Note 18 to our condensed consolidated financial statements.
Depreciation
Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The increase is primarily due to internally developed capitalized software related to the continuous innovative development of Identity Guard® with Watson™.

Goodwill
During the three months ended March 31, 2018, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. As of March 31, 2018, both our Personal Information Services and Insurance and Other Consumer Services reporting units had negative carrying amounts of net assets. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting units decrease, we may incur additional impairment charges in the future.
Interest Expense
Interest expense decreased to $531 thousand for the three months ended March 31, 2018 from $592 thousand for the three months ended March 31, 2017. As a result of the outstanding debt under the New Credit Agreement, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 16 to our condensed consolidated financial statements.
Other (Expense) Income, net
Other (expense) was $(48) thousand for the three months ended March 31, 2018 compared to other income of $34 thousand for the three months ended March 31, 2017. The increase in other expense is primarily due to unrealized foreign exchange losses from our Canadian operations.
Income Taxes
Our consolidated effective tax rate from continuing operations for the three months ended March 31, 2018 and 2017 was (41.1)% and 0.2%, respectively. The decrease in the rate is primarily due to the discrete resolution of uncertain tax positions related to claimed general business credits under audit that were deemed effectively settled in the three months ended March 31, 2018.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the three months ended March 31, 2018, as there has been no change to the conclusion from the year ended December 31, 2017 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of March 31, 2018 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.
We continue to evaluate the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and we are applying the guidance in Staff Accounting Bulletin No. 118. We may make adjustments that differ from our initial assumptions based on new interpretations and regulatory changes from the Internal Revenue Service and state tax jurisdictions, the SEC and the Financial Accounting Standards Board. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances, including the impact of our valuation allowance due to the indefinite life of certain deferred tax assets and the state adoption of the federal tax law changes. As of March 31, 2018, we made no adjustments to these estimates. We will complete our analysis no later than December 31, 2018. It is possible that future adjustments may have a material adverse effect on our cash tax liabilities, results of operations, or financial condition.
During the three months ended March 31, 2018, we decreased our gross unrecognized tax benefits primarily related to a portion of tax credits that were settled in conjunction with the federal examination for tax years 2010 and 2011. There were no material changes to our uncertain tax positions during the three months ended March 31, 2017.

Discontinued Operations
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c. Effective July 31, 2017, we divested our ownership in i4c. This segment is classified as a discontinued operation in the three months ended March 31, 2017. For additional information, please see Note 5 to our condensed consolidated financial statements.
The Purchaser is a newly-formed entity of which Michael R. Stanfield, our Executive Chairman and President, is a minority investor, and certain former members of the i4c management team are the managing member and investors. Except as described in Note 5, there are no material relationships between the Purchaser, on the one hand, and us or any of our affiliates, directors, officers, or any associate of such directors or officers, on the other hand. For our policy on identifying a controlling financial interest, please see "—Variable Interest Entities" in Note 2 to our condensed consolidated financial statements.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of March 31, 2018 were $8.4 million compared to $8.5 million as of December 31, 2017. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
Our accounts receivable balance as of March 31, 2018 was $6.0 million compared to $8.2 million as of December 31, 2017. The decrease is primarily due to the adoption of Topic 606 and was offset by a comparable decrease to contract liabilities. For additional information, please see Notes 3 and 4 to our condensed consolidated financial statements. The likelihood of non-payment of billings has historically been remote with respect to our Identity Guard® Services, financial institution and insurance services clients, however, we do provide for an allowance for doubtful accounts with respect to breach response services.
We had a working capital surplus of $1.5 million as of March 31, 2018 compared to $2.3 million as of December 31, 2017. Our short-term and long-term liquidity depends primarily upon our level of income from operations, cash balances and working capital management. Pursuant to the New Credit Agreement (as described below), we are required to maintain at all times minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the New Credit Agreement.
We believe that the cash and cash equivalents on hand and anticipated cash provided by operations will be sufficient to fund our anticipated working capital requirements of our business segments for the next twelve months. We expect to continue to fund sales, marketing, business development, and product development activities from anticipated cash provided by operations. The initiative to limit cash spend for certain historically productive direct-to-consumer marketing that began in the second quarter of 2017 is expected to continue and have a positive impact on our cash flows provided by operations. We also expect our Identity Guard® Services and Canadian subscriber bases and related revenues to continue to increase as a result of new client relationships as well as the expansion of existing client relationships. If there is a material change in our anticipated cash provided by operations or working capital needs, as a result of not achieving these revenue objectives, not maintaining or reducing our costs, or for other reasons, at a time when we are not in compliance with all of the covenants in the New Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.
We may explore additional or replacement financing sources, including to fund expansion, to respond to competitive pressures, to invest in or acquire complementary products, businesses or technologies, or to lower our cost of capital, which could include equity and debt financings. There can be no guarantee that any additional or replacement financing will be available on acceptable terms, if at all. If additional or replacement capital is raised through the issuance of equity or equity-like securities, existing stockholders could suffer significant dilution, and if we raise additional or replacement capital through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to our common stock, could result in increased interest expense and other costs, and could contain additional covenants that could restrict operations and other activities.

	Three Months Ended March 31,
	2018	2017	Difference
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash flows provided by (used in) continuing operations	$1,380	$(2,704)	$4,084
Cash flows used in discontinued operations	—	(1,069)	1,069
Net cash provided by (used in) operating activities	1,380	(3,773)	5,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash flows used in continuing operations	(1,137)	(1,722)	585
Cash flows provided by discontinued operations	—	94	(94)
Net cash used in investing activities	(1,137)	(1,628)	491
Cash flows used in financing activities	(308)	(547)	239
DECREASE IN CASH AND CASH EQUIVALENTS	(65)	(5,948)	5,883
CASH AND CASH EQUIVALENTS — beginning of period	8,502	10,797	(2,295)
Cash reclassified to assets held for sale at beginning of period	—	381	(381)
Less: cash reclassified to assets held for sale at end of period	—	(56)	56
CASH AND CASH EQUIVALENTS — end of period	$8,437	$5,174	$3,263
The increase in operating cash flows from continuing operations is primarily due to decreased marketing spend in the quarter ended March 31, 2018 compared to the prior year period. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs. However, we incurred incremental internal payroll costs to grow our business development and sales departments in 2017, and continue to incur similar costs in 2018 as we continue our efforts to support our growth initiatives in various marketing channels. These incremental costs have been offset by normal reductions in headcount in other departments, which were not replaced.
We continue to correspond with the applicable authorities in an effort toward resolution of our potential remaining indirect tax obligations in the remainder of 2018. For additional information, please see "—Other" below. Payment of these liabilities have and may continue to decrease our cash from operations for the next twelve months. In addition, in the quarter ended March 31, 2018, we effectively settled a portion of our income tax refund claims, which were under federal income tax audit, and we received approximately $1.3 million. We do not expect to receive the remaining income tax refund receivable of approximately $1.0 million in 2018. We continue our efforts to advance the remaining income tax audit to closure within the next twelve months.
The increase in investing cash flows from continuing operations is primarily due to payments related to the sale of Captira (see Note 5 to our condensed consolidated financial statements), as well as a decrease in acquisition costs for property and equipment. We continue to fund the acquisition of property and equipment, which includes the internally developed capitalized software, as we add innovative new services and tools to our Identity Guard® portfolio.
The increase in cash flows from financing activities is due to lower withholding tax payments on the vesting of restricted stock units. Additionally, subsequent to March 31, 2018, we made a voluntary partial prepayment on the term loan in the amount of $1.0 million. For additional information, please see "—Debt" below.
Credit Facility and Borrowing Capacity
Debt
In April 2017, we refinanced our indebtedness under the Prior Credit Agreement with a new term loan facility with PEAK6 Investments, L.P. ("PEAK6 Investments"). We also executed amendments to the new term loan facility in July 2017, November 2017 and April 2018 (together with the amendments, the "New Credit Agreement"), which had a principal outstanding amount of $21.5 million as of March 31, 2018 and an initial interest rate of 9.99% per annum, to be adjusted annually on March 31 to 8.25% plus 1 year LIBOR. The maturity date of the New Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The New Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
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
As of March 31, 2018, $21.5 million was outstanding under the New Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $710 thousand in our consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2017, $21.5 million was outstanding under the New Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $764 thousand in our consolidated balance sheets. The amendment executed on April 3, 2018 included provision for a voluntary, partial prepayment of the outstanding principal balance of the term loan in the amount of $1.0 million, which was paid on the same date.
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
The New Credit Agreement requires us to maintain at all times a minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the New Credit Agreement. We are also required to maintain compliance on a quarterly basis commencing with the quarter ending December 31, 2017 with minimum consolidated EBITDA (as defined in the New Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) of $2.0 million; provided consolidated EBITDA from the immediately preceding quarter in excess of $2.0 million may be added to a current quarter to make up any shortfall and provided further that when we have not met the minimum consolidated EBITDA test for any quarter (even after including excess consolidated EBITDA for the prior quarter) the test for compliance is deferred until the end of the next quarter and we shall be deemed to be in compliance if, taking into account consolidated EBITDA in excess of $2.0 million from the prior quarter, consolidated EBITDA from the test quarter, and consolidated EBITDA in excess of $2.0 million from the subsequent quarter, we pass the minimum compliance test. Excess consolidated EBITDA in any quarter can be counted only once for determining compliance with this covenant. As of March 31, 2018, we were in compliance with all such covenants.
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

Warrant
In connection with the New Credit Agreement, as amended, PEAK6 Investments purchased, for an aggregate purchase price of $2.2 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share ("Warrant”). The Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a “net share settlement” feature that requires the holder to exercise the Warrant without a cash payment upon the terms set forth therein. The Warrant includes a feature to provide for increases in the number of shares issuable upon exercise in the event of a future change of control transaction (as defined therein), with the number of increased shares based upon the time elapsed from issuance of the Warrant and the difference between the exercise price of the Warrant and the transaction price in the change of control, all as more fully set forth in the Warrant. The Warrant also provides for adjustments in the underlying number of shares and exercise price in the event of recapitalizations, stock splits or dividends and other corporate events. The Warrant was valued at $2.8 million on our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. For additional information related to the fair value of the Warrant, please see Note 7 to our condensed consolidated financial statements.
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
Share Repurchase
As of March 31, 2018, we had approximately $15.3 million remaining under our share repurchase program. During the three months ended March 31, 2018 and 2017, we did not directly repurchase any shares of common stock for cash. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 15 thousand and 8 thousand in the three months ended March 31, 2018 and 2017, respectively.
Other
We periodically analyze our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions. The following table summarizes our non-income business tax liability activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$783	$94
Adjustments to existing liabilities	60	—
Payments	—	(94)
Balance at end of period	$843	$—
We have been audited in the past and continue to analyze what obligations we have, if any, to state taxing authorities. We analyzed all the information available to us in order to estimate a liability for potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. For additional information, please see Note 16 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.

We have entered into various software licenses and operational commitments totaling approximately $65.3 million as of March 31, 2018, payable in monthly and yearly installments through December 31, 2021. These amounts will be expensed on a pro-rata basis and recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements other than the revenue participation rights as discussed in Note 5 to our condensed consolidated financial statements.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the principal executive officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “34 Act”)) as of the end of the period covered by this report to ensure that information required to be disclosed in reports that we file under the 34 Act is accumulated and communicated to our management, including our principal executive officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to give reasonable assurance that information required to be disclosed by us in reports that we file under the 34 Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. As a result of the material weaknesses in our internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, our officers have concluded that our disclosure controls and procedures were not effective. Notwithstanding the identified material weaknesses, the Company has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
The Company is in the process of improving its policies and procedures relating to the recognition and measurement of share based compensation and revenue recognition. Management plans to enhance its internal controls by: a) enhancing the design of existing controls over share based compensation to ensure proper review of new share based grants and the application of relevant accounting standards; b) adding controls and procedures for revenue recognition and contract costs to properly apply the provisions of ASU 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), which we adopted as of January 1, 2018, including training for the Company’s personnel and modifying the existing information technology systems to provide efficiencies and reduce potential risks of manual calculation errors; and c) strengthening the review and approval of the existing and new controls over revenue recognition.
The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the remediation will be completed prior to the end of 2018.
Changes in Internal Control over Financial Reporting
Except for the actions taken under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” discussed above, and the implementation of certain internal controls related to the adoption of Topic 606, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company implemented new controls as part of its effort to adopt Topic 606. The adoption of Topic 606 required the implementation of new accounting processes, which changed the Company's internal controls over revenue recognition and financial reporting. We implemented these internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of Topic 606 on our financial statements to facilitate its adoption in 2018.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Based upon our experience, we do not believe that these proceedings and claims will result in a material adverse change in our business or financial condition, and as of March 31, 2018, we do not have any significant liabilities accrued. Please refer to "—Legal Proceedings" in Note 14 to our condensed consolidated financial statements for information regarding certain judicial, regulatory and legal proceedings.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the Issuer and Affiliated Purchasers.
The common share purchases described in the table below represent the withholding of shares to satisfy tax withholding obligations upon the vesting of the related restricted stock during the three months ended March 31, 2018 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2018 to January 31, 2018	15	$2.26	—	$—
February 1, 2018 to February 28, 2018	—	$—	—	$—
March 1, 2018 to March 31, 2018	—	$—	—	$—
Item 6.  Exhibits

10.1*	Employment Agreement dated as of February 21, 2018 between the Registrant and Melba M. Amissi.

31.1*	Certification of Michael R. Stanfield, Executive Chairman and President (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Michael R. Stanfield, Executive Chairman and President (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date:	May 10, 2018	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer