Form 10-Q
period 2018-06-30
INTERSECTIONS INC
filed 2018-08-20
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 13, 2018 there were 28,463,763 shares of common stock, $0.01 par value, issued and 24,356,507 shares outstanding, with 4,107,256 shares of treasury stock.

Form 10-Q
June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE	$38,619	39,935	$77,698	80,384
OPERATING EXPENSES:
Marketing	911	3,163	1,823	6,613
Commission	8,901	9,756	18,206	19,504
Cost of revenue	12,421	13,569	24,803	26,568
General and administrative	14,510	17,962	27,638	34,343
Loss on disposition of Captira Analytical	—	(24)	—	106
Impairment of intangibles and other assets	—	(86)	—	—
Depreciation	1,564	1,288	3,017	2,588
Amortization	49	47	98	93
Total operating expenses	38,356	45,675	75,585	89,815
INCOME (LOSS) FROM OPERATIONS	263	(5,740)	2,113	(9,431)
Interest expense, net	(823)	(603)	(1,354)	(1,195)
Loss on extinguishment of debt	—	(1,525)	—	(1,525)
Other (expense) income, net	(37)	103	(85)	137
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(597)	(7,765)	674	(12,014)
Income tax benefit	—	18	523	28
(LOSS) INCOME FROM CONTINUING OPERATIONS	(597)	(7,747)	1,197	(11,986)
Loss from discontinued operations, net of tax	—	(856)	—	(1,419)
NET (LOSS) INCOME	$(597)	$(8,603)	$1,197	$(13,405)
Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.02)	$(0.33)	$0.05	$(0.50)
Loss from discontinued operations	—	(0.03)	—	(0.06)
Basic net (loss) income per common share	$(0.02)	$(0.36)	$0.05	$(0.56)
Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.02)	$(0.33)	$0.05	$(0.50)
Loss from discontinued operations	—	(0.03)	—	(0.06)
Diluted net (loss) income per common share	$(0.02)	$(0.36)	$0.05	$(0.56)
Weighted average common shares outstanding—basic	24,317	23,823	24,260	23,750
Weighted average common shares outstanding—diluted	24,317	23,823	24,595	23,750
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,665	$8,502
Accounts receivable, net of allowance for doubtful accounts of $50 (2018) and $34 (2017)	6,321	8,225
Contract assets	529	—
Prepaid expenses and other current assets	3,959	3,232
Income tax receivable	1,308	2,545
Deferred subscription solicitation and commission costs	—	1,655
Total current assets	19,782	24,159
PROPERTY AND EQUIPMENT, net	9,594	11,040
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	200	58
CONTRACT COSTS	401	—
OTHER ASSETS	1,323	1,459
TOTAL ASSETS	$41,063	$46,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,366	$3,498
Accrued expenses and other current liabilities	9,150	8,533
Accrued payroll and employee benefits	1,029	1,501
Commissions payable	353	141
Current portion of long-term debt, net	19,929	—
Capital leases, current portion	345	423
Contract liabilities, current	4,770	7,759
Total current liabilities	37,942	21,855
LONG-TERM DEBT, net	—	20,736
OBLIGATIONS UNDER CAPITAL LEASES, non-current	214	392
OTHER LONG-TERM LIABILITIES	1,891	2,895
DEFERRED TAX LIABILITY, net	7	7
TOTAL LIABILITIES	40,054	45,885
COMMITMENTS AND CONTINGENCIES (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 28,438 (2018) and 28,194 (2017); shares outstanding 24,331 (2018) and 24,102 (2017)	284	282
Additional paid-in capital	151,108	150,305
Warrants	2,840	2,840
Treasury stock, shares at cost; 4,107 (2018) and 4,092 (2017)	(35,781)	(35,745)
Accumulated deficit	(117,442)	(117,088)
TOTAL STOCKHOLDERS’ EQUITY	1,009	594
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,063	$46,479
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,197	$(13,405)
Less: loss from discontinued operations, net of tax	—	(1,419)
Income (loss) from continuing operations	1,197	(11,986)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	3,115	2,681
Amortization of debt issuance costs	63	168
Accretion of debt discount	148	29
Provision for doubtful accounts	16	(4)
Share based compensation	1,019	4,772
Amortization of deferred subscription solicitation costs	—	6,053
Amortization of contract costs	424	—
Loss on disposition of Captira Analytical	—	130
Gain on disposition of Habits at Work	—	(24)
Loss on extinguishment of debt	—	1,525
Changes in assets and liabilities:
Accounts receivable	1,426	808
Contract assets	(1,429)	—
Prepaid expenses, other current assets and other assets	(779)	(672)
Income tax receivable, net	1,237	760
Deferred subscription solicitation and commission costs	—	(5,316)
Contract costs	(503)	—
Accounts payable and accrued liabilities	(872)	638
Commissions payable	(5)	46
Contract liabilities, current	(1,628)	(1,290)
Other long-term liabilities	(1,004)	(218)
Cash flows provided by (used in) continuing operations	2,425	(1,900)
Cash flows used in discontinued operations	—	(1,623)
Net cash provided by (used in) operating activities	2,425	(3,523)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for the disposition of Captira Analytical	—	(315)
Decrease (increase) in restricted cash	—	25
Acquisition of property and equipment	(1,760)	(2,748)
Cash flows used in continuing operations	(1,760)	(3,038)
Cash flows provided by discontinued operations	—	94
Net cash used in investing activities	(1,760)	(2,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	3,000	—
Repayments of debt (including fees of $45 thousand)	(4,045)	(13,920)
Repurchase of common stock	—	(1,510)
Proceeds from issuance of warrants	—	21,500
Cash paid for debt and equity issuance costs	(22)	(323)
Capital lease payments	(256)	(286)
Withholding tax payment on vesting of restricted stock units	(179)	(667)
Cash flows (used in) provided by financing activities	(1,502)	4,794
DECREASE IN CASH AND CASH EQUIVALENTS	(837)	(1,673)
CASH AND CASH EQUIVALENTS — beginning of period	8,502	10,797
Cash reclassified to assets held for sale at beginning of period	—	381
CASH AND CASH EQUIVALENTS — end of period	$7,665	$9,505

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment additions accrued but not paid	$36		$133
Withholding tax payments accrued on vesting of restricted stock units and stock option exercises	$71	—	$185
Intangible asset placed in service but paid in prior year	$240		$—
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$—		$163
Debt issuance costs accrued but not paid	$48		$—
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
2.    Basis of Presentation, Significant Accounting Policies and Liquidity
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
The information in our condensed consolidated financial statements is presented for the six months ended June 30, 2017 giving effect to the disposal of i4c Innovations LLC (“i4c” or “Voyce”), with the historical financial results of the Voyce business recast as discontinued operations. In accordance with U.S. GAAP, we did not allocate corporate overhead expenses to discontinued operations in the year ended December 31, 2017. Additionally, we considered, and made the necessary adjustments to the historical financial results for, the allocation of other costs to either discontinued or continuing operations, including, but not limited to, rent expense, severance expense and other wind-down costs. The result of these adjustments changed the historical operating results for certain segments as well as the presentation of the condensed consolidated financial statements to include discontinued operations for the year ended December 31, 2017. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refer only to our continuing operations and do not include discussion of balances or activity of i4c. For additional information, please see Note 5.
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
Liquidity
On June 8, 2018, we entered into Amendment No. 4 to the Credit Agreement (as defined in Note 16), which set forth required monthly principal payments beginning June 30, 2018, and shortened the maturity date of the secured indebtedness evidenced by the Credit Agreement (the “Secured Debt”) to December 31, 2018. On June 27, 2018, we entered into the Bridge Notes (as defined in Note 16) in the aggregate amount of $3.0 million, the proceeds of which were used to prepay a portion of the principal amounts due under the Credit Agreement. The Bridge Notes are convertible into a qualified future financing and have a maturity date of June 30, 2019. As of June 30, 2018, the outstanding balance of the Secured Debt was $17.5 million, the outstanding balances of the Bridge Notes totaled $3.0 million, and our cash on hand was approximately $7.7 million. As a result, we had a working capital deficit of $18.2 million as of June 30, 2018 compared to a surplus of $2.3 million as of December 31, 2017. We evaluated this condition and determined it is probable that, without consideration of our remediation plan to refinance the Secured Debt, we would be unable to meet the full repayment obligations within the timeframe required by the Credit Agreement.
In response to Amendment No. 4, on August 16, 2018, we reached agreement with an institutional investor to the material terms of a proposed preferred equity investment, which would provide us $29.0 million to $35.0 million of liquidity, including the conversion of the Bridge Notes (the “Transaction”). We expect to use the proceeds of the Transaction to fully satisfy the Secured Debt, prepayment penalties and transaction costs and also provide liquidity to continue to execute our business plan. In addition, the Executive Committee of our Board of Directors authorized management to take the actions necessary to complete definitive Transaction documents. We expect the Transaction to be subject to shareholder approval and to be funded in two or more closings. In accordance with U.S. GAAP, we evaluated our remediation plan to refinance the Secured Debt and concluded that it is probable our plan will be timely executed and will provide the liquidity required to meet our repayment obligations within the required timeframes. We considered several conditions and events in the aggregate, including without limitation the quantitative impact on our liquidity; approval by the Executive Committee of our Board of Directors for management to proceed toward definitive documentation; the magnitude and likelihood of the Transaction closing; the amount, if any, of subjective contingencies to funding of the Transaction; the probability of receipt of the required approval by the majority of our shareholders; and internal analysis that illustrates that the funding would provide adequate liquidity to fully satisfy the Secured Debt, provide for conversion of the Bridge Notes and provide sufficient liquidity to execute our business plan.
The consummation and actual terms of the Transaction (or any other alternative refinancing transaction) are subject to a number of factors, including without limitation market conditions, negotiation and execution of definitive agreements, receipt of additional funding commitments and satisfaction of customary closing conditions, including any required shareholder approval. There can be no assurance that we will be able to consummate the Transaction (or any other alternative refinancing transaction) on the terms described above or at all. If the Transaction (or any other alternative refinancing transaction) is not funded in amounts sufficient to meet the repayment obligations of Amendment No. 4 to the Credit Agreement through December 31, 2018, we will not be able to meet all of the repayment obligations of the Secured Debt.
Revision to Previously Issued Financial Statements
The results of operations for the three and six months ended June 30, 2017 have been updated to reflect an adjustment to our share based compensation expense, which is recorded in general and administrative expenses on our condensed consolidated statements of operations. The change in share based compensation from the amount as reported to the amount as revised was a $2.4 million increase for the three and six months ended June 30, 2017. These changes are reflected in the loss from operations, loss from continuing operations before income taxes, net loss and basic and diluted net loss per common share figures in these condensed consolidated financial statements. For additional information, please see Note 21 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at th

e date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
As of June 30, 2018, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the six months ended June 30, 2018 and 2017:
Expected Dividend Yield. Under the Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero.

Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 52% and 49% for 2018 and 2017, respectively.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 2.7% and 1.8% for 2018 and 2017, respectively.
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, or approximately 5.0 years for both 2018 and 2017. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
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
Contract Assets and Contract Liabilities
In accordance with Topic 606 and the practical expedient to apply the guidance on a portfolio of contracts, which effectively treats contracts with similar characteristics as a single contract, we presented a net contract asset or contract liability for the majority of our subscribers. This presentation effectively reduced our total accounts receivable as of June 30, 2018 from December 31, 2017 and was offset by a comparable decrease in contract liabilities. In addition, we separately state unbilled contract assets in our condensed consolidated balance sheet as of June 30, 2018, which we previously included in accounts receivable. For additional information, please see Notes 3 and 4.
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
		January 1, 2018	Modified retrospective with the cumulative effect of initially applying these updates recognized at the date of initial application.	See "Topic 606" below.
ASU 2016-02, Leases (Topic 842)	The primary amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements.	January 1, 2019	Modified retrospective with the cumulative effect of initially applying these updates recognized at the date of initial application.	See "Topic 842" below.
ASU 2016-15, Statement of Cash Flows (Topic 230)	This update clarifies the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments.	January 1, 2018	Retrospective	We adopted this update as of January 1, 2018, and there was no material impact to our condensed consolidated financial statements.
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
We also concluded that direct-response advertising costs previously included in deferred subscription solicitation and advertising costs must be expensed as incurred under the new standard. Since we previously deferred and amortized these costs over the period during which benefits were expected to be received not to exceed twelve months, we believe this is a significant change that impacts our results of operations in each reportable period after adoption. Any other costs previously included in deferred subscription solicitation and advertising costs, such as annual renewal commission costs, that could continue to be capitalized and amortized over the transfer of the underlying service period under Topic 606 were reclassified to contract costs in our condensed consolidated balance sheet as of June 30, 2018.
In addition, we elected a practical expedient to immediately expense the majority of our incremental one-time commission costs, which is not expected to have a material impact to our future results of operations.
As a result of our comprehensive assessment, we recorded a cumulative adjustment of approximately $1.6 million to reduce the opening balance of retained earnings, which is primarily due to expensing direct-response advertising costs as well as immediately expensing certain incremental one-time commission costs. Given the continued valuation allowance on our net deferred taxes, the tax effect of these cumulative adjustments at adoption is also immaterial to the consolidated financial statements.
The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following tables summarize the impacts of adopting Topic 606 on select lines of our unaudited condensed consolidated financial statements (all tables in thousands of dollars):
Statements of Operations

(select lines)	As Reported	Adjustments	Balances without Adoption of 606
Three Months Ended June 30, 2018
Revenue	38,619	—	38,619
Marketing expenses	911	121	1,032
Commission expenses	8,901	(43)	8,858
Income from operations	263	(78)	185
Net loss	(597)	(78)	(675)
Six Months Ended June 30, 2018
Revenue	77,698	—	77,698
Marketing expenses	1,823	540	2,363
Commission expenses	18,206	(7)	18,199
Income from operations	2,113	(533)	1,580
Net income	1,197	(533)	664
Balance Sheet

	As of June 30, 2018
(select lines)	As Reported	Adjustments	Balances without Adoption of 606
ASSETS:
Accounts receivable	6,321	1,775	8,096
Contract assets	529	(529)	—
Prepaid expenses and other current assets	3,959	52	4,011
Deferred subscription solicitation and commission costs	—	1,103	1,103
Contract costs	401	(401)	—
Total assets	41,063	2,000	43,063
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Commissions payable	353	(263)	90
Contract liabilities, current	4,770	1,246	6,016
Other long-term liabilities	1,891	—	1,891
Accumulated deficit	(117,442)	1,017	(116,425)
Total liabilities and stockholders' equity	41,063	2,000	43,063

Statement of Cash Flows

	Six Months Ended June 30, 2018
(select lines)	As Reported	Adjustments	Balances without Adoption of 606
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,197	(533)	664
Adjustments to reconcile net income to cash flows from operating activities:
Amortization of deferred subscription solicitation costs	—	1,766	1,766
Amortization of contract costs	424	(424)	—
Changes in assets and liabilities:
Accounts receivable	1,426	(1,312)	114
Contract assets	(1,429)	1,429	—
Prepaid expenses, other current assets and other assets	(779)	(52)	(831)
Deferred subscription solicitation and commission costs	—	(1,214)	(1,214)
Contract costs	(503)	503	—
Commissions payable	(5)	(46)	(51)
Contract liabilities, current	(1,628)	(117)	(1,745)
Net cash provided by operating activities	2,425	—	2,425

Topic 842
We plan to adopt the provisions of ASU 2016-02 ("Topic 842"), as amended, as of January 1, 2019. We are evaluating the standard in accordance with our adoption plan, which includes controls for performing a completeness assessment over the lease population, reviewing and measuring all forms of leases and analyzing the practical expedients. In accordance with ASU 2018-11 "Targeted Improvements," issued in July 2018, we expect to apply the new lease requirements as of January 1, 2019 and recognize a cumulative-effect adjustment, if any, at the date of initial application, rather than restate comparative periods under the modified retrospective approach. We will then begin to finalize the impact of adoption on our condensed consolidated financial statements, as well as disclosures, accounting policies, business processes and internal controls.
We have not identified any embedded leases in our existing contracts that require bifurcation under Topic 842. As a result, we expect the adoption of Topic 842 will have a material impact to our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases. As of June 30, 2018, we had an estimated $5.1 million in undiscounted future minimum lease commitments, as reported in Note 14.
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

Disaggregation of Revenue
The following table disaggregates our revenue by major source for the three and six months ended June 30, 2018 (in thousands):

	Personal Information Services	Insurance and Other Consumer Services	Total
Three months ended June 30, 2018
Primary geographical markets:
United States	$33,928	$1,525	$35,453
Canada	3,166	—	3,166
Total revenue	$37,094	$1,525	$38,619
Major service lines:
Identity Guard® Services	$13,393	$—	$13,393
Canadian business	3,166	—	3,166
U.S. financial institutions	18,855	—	18,855
Breach services & other	1,680	1,525	3,205
Total revenue	$37,094	$1,525	$38,619
Timing of revenue recognition:
Products and services transferred over time	$37,094	$1,525	$38,619
Products transferred at a point in time	—	—	—
Total revenue	$37,094	$1,525	$38,619

Six months ended June 30, 2018
Primary geographical markets:
United States	$68,271	$3,030	$71,301
Canada	6,397	—	6,397
Total revenue	$74,668	$3,030	$77,698
Major service lines:
Identity Guard® Services	$26,908	$—	$26,908
Canadian business	6,397	—	6,397
U.S. financial institutions	38,414	—	38,414
Breach services & other	2,949	3,030	5,979
Total revenue	$74,668	$3,030	$77,698
Timing of revenue recognition:
Products and services transferred over time	$74,668	$3,030	$77,698
Products transferred at a point in time	—	—	—
Total revenue	$74,668	$3,030	$77,698

Contract Balances
The opening and closing balances of our accounts receivable, contract assets and contract liabilities are as follows (in thousands):

	Accounts Receivable	Contract Assets	Contract Liabilities, Current	Contract Liabilities, Non-Current
Opening Balance as of December 31, 2017	$8,225	$—	$7,759	$—
Increase (decrease), net	(1,904)	529	(2,989)	25
Ending Balance as of June 30, 2018	$6,321	$529	$4,770	$25

We recognized $1.5 million and $6.5 million of revenue in the three and six months ended June 30, 2018, respectively, that was included in the contract liability balance as of December 31, 2017. The decreasing trend of this revenue recognized in the three months ended June 30, 2018 as compared to the three months ended March 31, 2018 is consistent with the pro-rata recognition of revenue earned from our monthly subscriptions. Our longer-term breach contracts have performance obligations that will continue to be satisfied in future periods and reduce the December 31, 2017 contract liability balance.
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
These condensed consolidated financial statements present our results of operations for the three and six months ended June 30, 2018 and 2017 and our financial position as of June 30, 2018 and December 31, 2017 giving effect to the disposal of i4c, with the historical financial results of the Pet Health Monitoring segment reflected as discontinued operations, since the disposal constituted a strategic business shift. We made adjustments to our historical financial results for certain costs and overhead allocations to either discontinued or continuing operations for the three and six months ended June 30, 2017; for additional information, please see "—Variable Interest Entities" in Note 2.
The following table summarizes the components of loss from discontinued operations, net of income taxes included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Major classes of line items constituting loss from discontinued operations:
Marketing expenses	$(2)	$(17)
Cost of revenue	—	(4)
General and administrative expenses	(604)	(1,218)
Impairment	(250)	(180)
Total loss from discontinued operations, net of tax	$(856)	$(1,419)

In 2016, our Board of Directors approved a plan to sell Captira, which comprised our Bail Bonds Industry Solutions segment. Effective January 31, 2017, we completed the sale of Captira for a nominal amount, which resulted in a loss on sale of $130 thousand in the six months ended June 30, 2017 and marked the conclusion of our operations in the Bail Bonds Industry Solutions segment. The disposal did not represent a strategic shift that would have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations. For information on the operating results of the Bail Bonds Industry Solutions segment, please see "Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations."
In March 2017, we executed an agreement to dispose of our Habits at Work business, the results of which are recorded in our Personal Information Services segment. Habits at Work met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our consolidated balance sheets as of March 31, 2017. Effective June 1, 2017, we completed the sale of Habits at Work for a nominal amount, which resulted in a gain on sale of $24 thousand in the three and six months ended June 30, 2017. The disposal did not represent a strategic shift that would have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations.

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
For the three months ended June 30, 2018, options to purchase common stock, unvested restricted stock units and outstanding warrants totaling approximately 6.1 million shares were excluded from the computation of diluted loss per common share, as their effect would be anti-dilutive. For the six months ended June 30, 2018, options to purchase common stock, unvested restricted stock units and outstanding warrants totaling approximately 5.8 million shares were excluded from the computation of diluted income per common share, as their effect would be anti-dilutive. For the three and six months ended June 30, 2017, options to purchase common stock, unvested restricted stock units and outstanding warrants totaling approximately 7.2 million shares were excluded from the computation of diluted loss per common share, as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.
A reconciliation of basic earnings (loss) per common share to diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income—basic and diluted:
(Loss) income from continuing operations	$(597)	$(7,747)	$1,197	$(11,986)
Loss from discontinued operations	—	(856)	$—	$(1,419)
Net (loss) income—basic and diluted	$(597)	$(8,603)	$1,197	$(13,405)
Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	24,317	23,823	24,260	23,750
Dilutive effect of common stock equivalents	—	—	335	—
Weighted average common shares outstanding—diluted	24,317	23,823	24,595	23,750
Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.02)	$(0.33)	$0.05	$(0.50)
Loss from discontinued operations	—	(0.03)	$—	$(0.06)
Basic net (loss) income per common share	$(0.02)	$(0.36)	$0.05	$(0.56)
Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.02)	$(0.33)	$0.05	$(0.50)
Loss from discontinued operations	—	(0.03)	—	(0.06)
Diluted net (loss) income per common share	$(0.02)	$(0.36)	$0.05	$(0.56)

7.    Fair Value Measurement
Our cash, cash equivalents and any investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued are based on quoted market prices in active markets and are primarily U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of June 30, 2018, the carrying value of our long-term debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the six months ended June 30, 2018 or in the year ended December 31, 2017. We did not hold any significant instruments that are measured at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.

The fair value of our instruments measured on a non-recurring basis as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

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

The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Quantitative Inputs Used for Original Warrant	Quantitative Inputs Used for Replacement Warrant (1)
Warrant	$2,840	Monte Carlo	Volatility of underlying	50.0%	55.0%
			Risk-free rate	1.78%	2.02%
			Dividend yield	—%	—%
			Probability of Designated Event (2)	0% - 50%	0% - 50%
			Timing of Designated Event (2)	3-5 years from issuance	3-5 years from issuance
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

(2)	Refers to certain change of control transactions, defined as a "Designated Event" as in the Warrant Agreement.
8.    Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets are as follows (in thousands):

	June 30, 2018	December 31, 2017
Prepaid services	$457	$533
Other prepaid contracts	3,003	2,132
Restricted cash	240	240
Other	259	327
Total	$3,959	$3,232

9.    Contract Costs
In conjunction with the adoption of Topic 606, certain capitalized contract costs that were previously classified as deferred subscription solicitation and commission costs in our condensed consolidated balance sheets as of December 31, 2017 were reclassified to contract costs as of June 30, 2018. For additional information, please see Note 3.
The following table is summary of our incremental contract cost balances, which are included in contract costs in our condensed consolidated balance sheets as of June 30, 2018 (in thousands):

June 30, 2018
Costs to obtain (commissions)	$349
Costs to fulfill	52
Total contract costs	$401

In the three and six months ended June 30, 2018, we amortized $196 thousand and $391 thousand, respectively, related to costs to obtain, and there were no adverse changes which would cause the need for an impairment analysis.
In the three and six months ended June 30, 2018, we amortized $25 thousand and $33 thousand, respectively, related to costs to fulfill, and there were no adverse changes which would cause the need for an impairment analysis.
10.    Internally Developed Capitalized Software
We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. We had no impairments of internally developed capitalized software in the six months ended June 30, 2018 or 2017. Activity in our internally developed capitalized software during the six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2017	$18,603	$(11,829)	$6,774
Additions	2,307	—	2,307
Depreciation expense	—	(2,206)	(2,206)
Balance at June 30, 2018	$20,910	$(14,035)	$6,875

Balance at December 31, 2016	$15,015	$(7,931)	$7,084
Additions	1,606	—	1,606
Depreciation expense	—	(1,869)	(1,869)
Balance at June 30, 2017	$16,621	$(9,800)	$6,821

Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining six months ending December 31, 2018	$2,099
For the years ending December 31:
2019	3,346
2020	1,313
2021	117
Total	$6,875

11.    Goodwill and Intangibles
Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Totals
Balance as of June 30, 2018
Gross carrying amount	$35,253	$10,665	$45,918
Accumulated impairment losses	(25,837)	(10,318)	(36,155)
Net carrying value of goodwill	$9,416	$347	$9,763

Balance as of December 31, 2017
Gross carrying amount	$35,253	$10,665	$45,918
Accumulated impairment losses	(25,837)	(10,318)	(36,155)
Net carrying value of goodwill	$9,416	$347	$9,763

During the six months ended June 30, 2018, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.
Our intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
As of June 30, 2018:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,727	(2,727)	—	—
Technology related	1,979	(1,779)	—	200
Total amortizable intangible assets at June 30, 2018	$43,537	$(43,337)	$—	$200
As of December 31, 2017:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,727	(2,709)	—	18
Technology related	1,739	(1,699)	—	40
Total amortizable intangible assets at December 31, 2017	$43,297	$(43,239)	$—	$58
During the six months ended June 30, 2018, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.
Intangible assets are amortized over a period of two to ten years. For the three months ended June 30, 2018 and 2017, we had an aggregate amortization expense of $49 thousand and $47 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, we had an aggregate amortization expense of $98 thousand and $93 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2018	$40
For the years ending December 31:
2019	80
2020	80
Total	$200

12.    Accrued Expenses and Other Current Liabilities
The components of our accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2018	December 31, 2017
Accrued marketing	$147	$155
Accrued cost of sales, including credit bureau costs	5,456	5,044
Accrued general and administrative expense and professional fees	1,531	570
Insurance premiums	332	340
Estimated liability for non-income business taxes	891	783
Other	793	1,641
Total	$9,150	$8,533

13.    Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll	$794	$808
Accrued benefits	197	408
Accrued severance	38	285
Total accrued payroll and employee benefits	$1,029	$1,501

The following table summarizes our accrued severance activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$113	$1,632	$285	$1,440
Adjustments to expense	36	304	171	1,494
Payments	(111)	(639)	(418)	(1,637)
Balance, end of period	$38	$1,297	$38	$1,297

14.    Commitments and Contingencies
Leases
We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows (in thousands):

	Operating Leases	Capital Leases
For the remaining six months ending December 31, 2018	$1,508	$195
For the years ending December 31:
2019	1,977	400
2020	608	20
2021	403	7
2022	314	—
Thereafter	317	—
Total minimum lease payments	$5,127	622
Less: amount representing interest		(63)
Present value of minimum lease payments		559
Less: current obligation		(345)
Long-term obligations under capital lease		$214

We did not enter into any new capital lease arrangements during the three or six months ended June 30, 2018 or 2017. Rental expenses included in general and administrative expenses for the three months ended June 30, 2018 and 2017 were $688 thousand and $727 thousand, respectively. Rental expenses for the six months ended June 30, 2018 and 2017 were $1.4 million and $1.5 million, respectively.
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
For information regarding our policy for analyzing legal proceedings, please see "—Contingent Liabilities" in Note 2. As of June 30, 2018, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolutions could occur, which could have a material adverse effect on our condensed consolidated financial statements, taken as a whole.
Other
Our products and services are subject to indirect tax obligations, including sales and use taxes, in certain states with which we are currently compliant, and taxability is generally determined by statutory state laws and regulations as well as an assessment of nexus. Whether sales of our services are subject to additional states’ indirect taxes is uncertain, due in part to the unique nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. Therefore, we periodically analyze our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions. The following table summarizes our non-income business tax liability activity (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$783	$94
Adjustments to existing liabilities	108	995
Payments	—	(94)
Balance at end of period	$891	$995

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
In June 2018, the Supreme Court heard the appeal from the South Dakota Supreme Court on the matter of South Dakota v. Wayfair, Inc. and ruled in favor of the state, perhaps giving states more authority to require online retailers and remote sellers to collect sales tax. We have the appropriate internal processes, capabilities and are compliant in the collection of sales and use tax across a broad tax footprint throughout the U.S. We place a significant amount of emphasis on the taxability of our products and services, rather than on nexus or physical presence. Therefore, we do not believe there is a material impact to our business. We will continue to monitor for further regulatory actions by states, and perhaps the federal government. Further actions, including any retrospective state requirements or actions impacting state income tax obligations, would likely increase our cost of doing business and could reduce demand for our services and create additional administrative and compliance burdens, all of which could adversely affect our results of operations.
We have entered into various software licenses and operational commitments totaling approximately $59.4 million as of June 30, 2018, payable in monthly and yearly installments through December 31, 2021. These amounts will be expensed on a pro-rata basis and recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.
15.    Other Long-Term Liabilities
The components of our other long-term liabilities are as follows (in thousands):

	June 30, 2018	December 31, 2017
Deferred rent	$863	$1,223
Uncertain tax positions, interest and penalties not recognized	1,001	1,669
Contract liabilities, non-current	25	—
Accrued general and administrative expenses	2	3
Total other long-term liabilities	$1,891	$2,895

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
In April 2017, we refinanced our indebtedness under the Prior Credit Agreement with a new term loan facility with PEAK6 Investments, L.P. ("PEAK6 Investments"). We also executed amendments to the new term loan facility in July 2017, November 2017, April 2018, and June 2018 (together with the amendments, the "Credit Agreement" and described in further detail below), which had a principal outstanding amount of $17.5 million as of June 30, 2018 and an interest rate of 10.91% per annum. The amended maturity date of the Credit Agreement is December 31, 2018 with monthly principal payments until the remaining $17.5 million is repaid. The Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
We used approximately $13.9 million of the net proceeds from the Credit Agreement to repay in full the aggregate principal amount outstanding under the Prior Credit Agreement and to pay interest, prepayment penalties, transaction fees and expenses as a result of the termination. We used the remainder of the proceeds from the Credit Agreement for general corporate purposes, including to increase subscriber acquisitions and continue our innovative product development. As a result of the refinancing, we recorded a loss on extinguishment of debt of $1.5 million in the year ended December 31, 2017, including interest, prepayment penalties, transaction fees and expenses totaling approximately $487 thousand as a result of the termination of the Prior Credit Agreement.
Certain events defined in the Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions, casualty events, extraordinary receipts, and certain equity issuances. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.
On April 3, 2018, we entered into Amendment No. 3 with PEAK6 Investments (“Amendment No. 3”), amending the Credit Agreement. Amendment No. 3 provided for a voluntary, partial prepayment of the outstanding principal balance of the term loans in the amount of $1.0 million, which we paid in April 2018, and amended one of the financial covenants in the Credit Agreement. The amended covenant reduced our requirement to maintain at all times a minimum amount of cash on hand, as defined in the Credit Agreement, to (i) the lesser of 20% of the total amount outstanding under the term loans and $2.5 million for the period commencing on the Third Amendment Date through and including May 31, 2018, and (ii)

the lesser of 20% of the total amount outstanding under the term loans and $3.0 million for the fiscal quarter ending June 1, 2018 and each fiscal quarter thereafter.
On June 8, 2018, we entered into Amendment No. 4 with PEAK6 Investments (“Amendment No. 4”), amending the Credit Agreement. Amendment No. 4 (i) requires that $1.5 million principal prepayments be made on the last day of June through November, each of which is to be accompanied by a 1.5% prepayment fee; (ii) shortens the maturity date to December 31, 2018; (iii) relieves the obligation to pay a 3% prepayment fee upon full prepayment of the term loan and on required partial prepayments resulting from equity or subordinate debt proceeds; (iv) increases the allowable principal amount of subordinate debt from $2 million to $15 million; and (v) confirms that debt and equity issued to affiliates is permitted if the proceeds are used to pay the term loan. The relief with respect to the 3% prepayment fee applies only if no event of default exists. Amendment No. 4 also confirms that no default currently exists with respect to the Credit Agreement.
On June 27, 2018, we entered into two promissory notes, (as amended, the “Bridge Notes”) to borrow a total of $3.0 million from Loeb Holding Corporation ($2.0 million) and David A. McGough ($1.0 million) (for related party information, please see Note 19). The Bridge Notes provide (a) for a maturity date of June 30, 2019, (b) for an interest rate equivalent to the interest rate pursuant to the Credit Agreement, and (c) that the Company or the holder may convert or exchange the principal and interest of such Bridge Note into securities to be sold by the Company in a “qualified financing” (an offering of debt and/or equity securities with net proceeds of at least $10 million (inclusive of the Bridge Notes) to the Company). All our obligations under the Bridge Notes are subordinated to the extent provided for in the subordination agreements dated as of June 27, 2018 (the “Subordination Agreements”) among the Borrower, the Lender and Peak6 Strategic Capital LLC. We used the net proceeds of the Bridge Notes to make required prepayments under the Credit Agreement. On August 1, 2018, we entered into an amendment to provide that the Bridge Notes shall not be convertible or exchangeable into any securities of the Company, with certain exceptions, if the issuance of such securities would require stockholder approval under the applicable NASDAQ Listing Rules.
Under the Credit Agreement and Bridge Notes, minimum required maturities are as follows (in thousands):

For the remaining six months ending December 31, 2018	$17,500
For the year ending December 31, 2019	3,000
Total outstanding	$20,500

As of June 30, 2018, $20.5 million was outstanding under both agreements, which is presented net of unamortized debt issuance costs and debt discount totaling $571 thousand in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2017, $21.5 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $764 thousand in our condensed consolidated balance sheets.
On August 16, 2018, we reached agreement with an institutional investor to the material terms of a proposed preferred equity investment, which would provide us $29.0 million to $35.0 million of liquidity, including the conversion of the Bridge Notes (the “Transaction”). We expect to use the proceeds of the Transaction to fully satisfy the Secured Debt, prepayment penalties and transaction costs and also provide liquidity to continue to execute our business plan. The Executive Committee of our Board of Directors authorized management to take the actions necessary to complete definitive Transaction documents. We expect the Transaction to be subject to shareholder approval and to be funded in two or more closings. For additional information, please see “—Liquidity” in Note 2.
The Credit Agreement contains certain customary covenants, including a requirement to maintain at all times a minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the Credit Agreement, and minimum EBITDA requirements. As of June 30, 2018, we were in compliance with all such covenants. The Credit Agreement also contains customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, cross-defaults to other indebtedness, invalidity of loan documents defaults, change in control defaults, conduct of business defaults, and criminal and regulatory action defaults. For additional information, please see "—Liquidity and Capital Resources" in Item 2.

Warrant
In connection with the Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share ("Original Warrant”). In connection with a later amendment to the Credit Agreement, we issued a warrant to PEAK6 Investments for an additional purchase price of $700 thousand in cash ("Replacement Warrant"), and PEAK6 Investments surrendered the Original Warrant previously issued by us on April 20, 2017. The Replacement Warrant provides PEAK6 with the right to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share. The Replacement Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a “net share settlement” feature that requires the holder to exercise the Replacement Warrant without a cash payment upon the terms set forth therein. Warrants were valued on our condensed consolidated balance sheets at $2.8 million as of June 30, 2018 and December 31, 2017. For additional information related to the fair value of the warrants, please see Note 7.
Stock Redemption
In connection with the Credit Agreement, we used the proceeds from the sale of the Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. PEAK6 Capital Management LLC is an affiliate of PEAK6 Investments.
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
17.    Income Taxes
Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2018 and 2017 was 0.0% and 0.2%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2018 and 2017 was (77.6)% and 0.2%, respectively. The decrease in the rate is primarily due to the discrete resolution of uncertain tax positions related to claimed general business credits under audit that were deemed effectively settled in the six months ended June 30, 2018.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the six months ended June 30, 2018, as there has been no change to the conclusion from the year ended December 31, 2017 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of June 30, 2018 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.
We continue to evaluate the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and we are applying the guidance in Staff Accounting Bulletin No. 118. We may make adjustments that differ from our initial assumptions based on new interpretations and regulatory changes from the Internal Revenue Service and state tax jurisdictions, the SEC and the Financial Accounting Standards Board. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances, including the impact of our valuation allowance due to the indefinite life of certain deferred tax assets and the state adoption of the federal tax law changes. As of June 30, 2018, we made no adjustments to these estimates. We will complete our analysis no later than December 31, 2018. It is possible that future adjustments may have a material adverse effect on our cash tax liabilities, results of operations, or financial condition.

During the six months ended June 30, 2018, we decreased our gross unrecognized tax benefits primarily related to a portion of tax credits that were settled in conjunction with the federal examination for tax years 2010 and 2011. There were no material changes to our uncertain tax positions during the six months ended June 30, 2017.
18.    Stockholders’ Equity
As of June 30, 2018, we have 4.0 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 4.6 million shares are outstanding under all of our active and inactive plans.
Stock Options
Total share based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three months ended June 30, 2018 and 2017 was $62 thousand and $2.5 million, respectively. Total share based compensation (benefit) expense recognized for stock options for the six months ended June 30, 2018 and 2017 was $(208) thousand and $2.5 million, respectively. The decrease is primarily due to options granted in June 2017 that were fully expensed on each grant date due to a retirement-age specific provision in our Executive Chairman and President's employment and award agreements.
The following table summarizes our stock option activity during the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term

			(In thousands)	(In years)
Outstanding at December 31, 2017	2,933,232	$3.82
Granted	464,000	$2.09
Canceled	(675,595)	$3.67
Outstanding at June 30, 2018	2,721,637	$3.56	$—	7.41
Exercisable at June 30, 2018	420,542	$4.71	$—	1.64

The weighted average grant date fair value of options granted, based on the Black Scholes method, during the six months ended June 30, 2018 was $0.98. The weighted average grant date fair value of options granted, based on the Black Scholes method, during the six months ended June 30, 2017 was $1.94.
There were no options exercised during the six months ended June 30, 2018 or 2017.
As of June 30, 2018, there was $385 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.19 years.
Restricted Stock Units and Restricted Stock Awards
Total share based compensation expense recognized for restricted stock units and restricted stock awards (together, "RSUs"), which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended June 30, 2018 and 2017 was $953 thousand and $1.2 million, respectively. Total share based compensation expense recognized for RSUs for the six months ended June 30, 2018 and 2017 was $1.2 million and $2.3 million, respectively. The decrease in the year-to-date period is due to reversing the cumulative expense on 535 thousand unvested RSUs granted to a former employee that were forfeited in the three months ended June 30, 2018.

The following table summarizes the activity of our RSUs during the six months ended June 30, 2018:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,737,353	$3.83
Granted	120,000	$2.32
Canceled (1)	(700,821)	$3.70
Vested	(252,196)	$4.01
Outstanding at June 30, 2018	1,904,336	$3.75
____________________

(1)
Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 15 thousand and 33 thousand in the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there was $3.9 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.26 years.
Other
As of June 30, 2018, we have an outstanding Warrant held by our lender, PEAK6 Investments, to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share. For additional information, please see Note 16.
As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 15 thousand and 33 thousand in the six months ended June 30, 2018 and 2017, respectively. There are no remaining unvested restricted stock awards outstanding. Under the Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock.
19.    Related Party Transactions
Digital Matrix Systems, Inc. – The Chief Executive Officer and President of Digital Matrix Systems, Inc. ("DMS"), David A. McGough, serves as one of our board members. We have service agreements with DMS for monitoring updates on a daily and quarterly basis, along with occasional contracts for certain credit analysis and application development services. In connection with these agreements, we paid monthly installments totaling $560 thousand and $757 thousand in the three months ended June 30, 2018 and 2017, respectively. In the six months ended June 30, 2018 and 2017, we paid $1.3 million and $1.4 million, respectively. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, we owed $108 thousand and $178 thousand, respectively, to DMS under these agreements.
On June 27, 2018, we entered into the Bridge Notes (which were amended and restated in August 2018) to borrow a total of $3.0 million, of which $1.0 million was funded by Mr. McGough. The Bridge Notes have a maturity date of June 30, 2019. As of June 30, 2018, we owed $1.0 million under this Bridge Note.
PEAK6 Investments, L.P. – During 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with the Credit Agreement with PEAK6 Investments. In connection with the Credit Agreement, we paid PEAK6 Investments $1.5 million for the repurchase of common stock, and we received a total of $2.2 million for the issuance of the Warrant. In the three months ended June 30, 2018 and 2017, we paid interest of $611 thousand and $379 thousand, respectively. In the six months ended June 30, 2018 and 2017, we paid interest and other fees of $1.1 million and $379 thousand, respectively. As of June 30, 2018 and December 31, 2017, our outstanding principal balance was $17.5 million and $21.5 million, respectively. PEAK6 Investments owned approximately 419 thousand shares of our common stock immediately prior to the closing of the Credit Agreement. For additional information, please see Note 16.
Loeb Holding Corporation – On June 27, 2018, we entered into the Bridge Notes (which were amended and restated in August 2018) to borrow a total of $3.0 million, of which $2.0 million was funded by Loeb Holding Corporation ("Loeb"). Loeb beneficially owns approximately 40% of our outstanding shares of common stock and is our largest stockholder. Thomas L. Kempner, one of our Board members, is the Chairman and Chief Executive Officer and the beneficial owner of a majority of the voting stock of Loeb. Bruce L. Lev, one of our Board members, is a Managing

Director of Loeb. The Bridge Notes have a maturity date of June 30, 2019. As of June 30, 2018, we owed $2.0 million under this Bridge Note.
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
Monde of Events – The Chief Executive Officer of Monde of Events is the spouse of our Chief Operating Officer. We have retained Monde of Events to provide event planning services for our corporate events. In the three months ended June 30, 2018 and 2017, we paid Monde of Events $14 thousand and $13 thousand, respectively, for these services. In the six months ended June 30, 2018 and 2017, we paid Monde of Events $24 thousand and $50 thousand, respectively, for these services. As of June 30, 2018, there were no amounts due to Monde of Events.
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

The following table sets forth segment information for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Personal Information Services	Insurance and Other Consumer Services	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended June 30, 2018
Revenue	$37,094	$1,525	$—	$—	$38,619
Depreciation	1,559	5	—	—	1,564
Amortization	49	—	—	—	49
Income (loss) from operations	499	542	—	(778)	263
(Loss) income from continuing operations before income taxes	(361)	542	—	(778)	(597)
Three months ended June 30, 2017
Revenue	$38,378	$1,557	$—	$—	$39,935
Depreciation	1,267	31	—	(10)	1,288
Amortization	47	—	—	—	47
(Loss) income from operations	(2,526)	462	—	(3,676)	(5,740)
(Loss) income from continuing operations before income taxes	(4,551)	462	—	(3,676)	(7,765)

Six months ended June 30, 2018
Revenue	$74,668	$3,030	$—	$—	$77,698
Depreciation	3,003	14	—	—	3,017
Amortization	98	—	—	—	98
Income (loss) from operations	2,596	1,097	—	(1,580)	2,113
Income (loss) from continuing operations before income taxes	1,157	1,097	—	(1,580)	674
Six months ended June 30, 2017
Revenue	$76,988	$3,214	$182	$—	$80,384
Depreciation	2,525	63	—	—	2,588
Amortization	93	—	—	—	93
(Loss) income from operations	(5,357)	839	(46)	(4,867)	(9,431)
(Loss) income from continuing operations before income taxes	(7,940)	839	(46)	(4,867)	(12,014)

The following table sets forth segment information as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Property and Equipment, net	Total Assets	Property and Equipment, net	Total Assets
Segment:
Personal Information Services	$9,586	$30,785	$11,017	$35,517
Insurance and Other Consumer Services	8	9,712	23	10,159
Corporate	—	566	—	803
Consolidated	$9,594	$41,063	$11,040	$46,479

For revenue by geographic area, please see "—Disaggregation of Revenue" in Note 4.
21.    Subsequent Events
On August 16, 2018, we reached agreement with an institutional investor to the material terms of a proposed preferred equity investment, which would provide us $29.0 million to $35.0 million of liquidity, including the conversion of the Bridge Notes (the “Transaction”). We expect to use the proceeds of the Transaction to fully satisfy the Secured Debt, prepayment penalties and transaction costs and also provide liquidity to continue to execute our business plan. The Executive Committee of our Board of Directors authorized management to take the actions necessary to complete definitive Transaction documents. We expect the Transaction to be subject to shareholder approval and to be funded in two or more closings. For additional information, please see “—Liquidity” in Note 2.

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
Forward-Looking Statements
Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including our ability to consummate a refinancing transaction; our ability to maintain sufficient liquidity and produce sufficient cash flow to pay our debt service obligations and fund our business and growth strategy; our needs for additional capital to grow our business, including our ability to maintain compliance with the covenants under our term loan or seek additional sources of debt and/or equity financing; the success of our strategic objectives; our ability to meet the targets disclosed by management with respect to costs and revenue, and that these targets do not represent historical performance, projected results or guidance; our ability to generate revenue from our partner sales strategy and business development pipeline with our distribution partners; the timing and success of new product launches and other growth initiatives, including our Identity Guard® with Watson™ service; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our ability to execute our strategy and previously announced transformation plan; our incurring additional restructuring charges; our incurring additional charges for non-income business taxes or otherwise, or impairment costs or charges on goodwill and/or other assets; our ability to control costs; and our failure to protect private data due to a security breach or other unauthorized access. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under "Forward-Looking Statements," "Item 1. Business—Government Regulation" and "Item 1A. Risk Factors" in the Company’s most recent Annual Report on Form 10-K and herein and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.
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
We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 51% and 56% of our Personal Information Services segment revenue in the six months ended June 30, 2018 and 2017, respectively. Revenue from our largest client, Bank of America, constituted approximately 42% and 45% of our Personal Information Services segment revenue in the six months ended June 30, 2018 and 2017, respectively. Bank of America ceased marketing of our services to new customers in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers.

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
Revision to Previously Issued Financial Statements
The results of operations for the three and six months ended June 30, 2017 have been updated to reflect an adjustment to our share based compensation expense, which is recorded in general and administrative expenses on our condensed consolidated statements of operations. The change in share based compensation from the amount as reported to the amount as revised was a $2.4 million increase for the three and six months ended June 30, 2017. These changes are reflected in the loss from operations, loss from continuing operations before income taxes, net loss and basic and diluted net loss per common share figures in these condensed consolidated financial statements. For additional information, please see Note 21 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
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
As of June 30, 2018, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. For additional information, please see Note 11 to our condensed consolidated financial statements.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the six months ended June 30, 2018 and 2017:
Expected Dividend Yield. Under the Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the dividend yield was zero.
Expected Volatility. The expected volatility of options granted was estimated based upon our historical share price volatility based on the expected term of the underlying grants, or approximately 52% and 49% for 2018 and 2017, respectively.
Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants, or approximately 2.7% and 1.8% for 2018 and 2017, respectively.
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns, or approximately 5.0 years for both 2018 and 2017. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
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
Contract Assets and Contract Liabilities
In accordance with Topic 606 and the practical expedient to apply the guidance on a portfolio of contracts, which effectively treats contracts with similar characteristics as a single contract, we presented a net contract asset or contract liability for the majority of our subscribers. This presentation effectively reduced our total accounts receivable as of March 31, 2018 from December 31, 2017 and was offset by a comparable decrease in contract liabilities. In addition, we separately state unbilled contract assets in our condensed consolidated balance sheet as of June 30, 2018, which we previously included in accounts receivable. For additional information, please see Notes 3 and 4 to our condensed consolidated financial statements.
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

Results of Operations
Three Months Ended June 30, 2018 and 2017 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Three Months Ended June 30,				Change
	2018	Percent of Revenue	2017	Percent of Revenue	Dollars	Percent
Revenue	$38,619	100.0%	$39,935	100.0%	$(1,316)	(3.3)%
Operating expenses:
Marketing	911	2.4%	3,163	7.9%	(2,252)	(71.2)%
Commission	8,901	23.0%	9,756	24.4%	(855)	(8.8)%
Cost of revenue	12,421	32.2%	13,569	34.0%	(1,148)	(8.5)%
General and administrative	14,510	37.6%	17,962	45.1%	(3,452)	(19.2)%
Loss on disposition of Captira Analytical	—	—%	(24)	(0.1)%	24	(100.0)%
Impairment of intangibles and other assets	—	—%	(86)	(0.2)%	86	(100.0)%
Depreciation	1,564	4.0%	1,288	3.2%	276	21.4%
Amortization	49	0.1%	47	0.1%	2	4.3%
Total operating expenses	38,356	99.3%	45,675	114.4%	(7,319)	(16.0)%
Income (loss) from operations	263	0.7%	(5,740)	(14.4)%	6,003	(104.6)%
Interest expense, net	(823)	(2.1)%	(603)	(1.5)%	(220)	36.5%
Loss on extinguishment of debt	—	—%	(1,525)	(3.8)%	1,525	(100.0)%
Other (expense) income, net	(37)	(0.1)%	103	0.3%	(140)	(135.9)%
Loss from continuing operations before income taxes	(597)	(1.5)%	(7,765)	(19.4)%	7,168	(92.3)%
Income tax benefit	—	—%	18	—%	(18)	(100.0)%
Loss from continuing operations	(597)	(1.5)%	(7,747)	(19.4)%	7,150	(92.3)%
Loss from discontinued operations, net of tax	—	—%	(856)	(2.1)%	856	(100.0)%
Net loss	$(597)	(1.5)%	$(8,603)	(21.5)%	$8,006	(93.1)%

Revenue and Subscribers
The following tables provide details of our revenue and subscriber information for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	2018	2017

	(In thousands)		(Percent of total)
Bank of America	$15,230	$17,279	39.4%	43.3%
All other financial institution clients	3,625	4,086	9.4%	10.2%
Subtotal: financial institutions	18,855	21,365	48.8%	53.5%
Identity Guard® Services (1)	13,393	12,482	34.7%	31.2%
Canadian business lines	3,166	3,220	8.2%	8.1%
Breach services & other (1)	1,680	1,311	4.4%	3.3%
Subtotal: ongoing business lines	18,239	17,013	47.3%	42.6%
Total Personal Information Services revenue	37,094	38,378	96.1%	96.1%
Revenue from other segments	1,525	1,557	3.9%	3.9%
Consolidated revenue	$38,619	$39,935	100.0%	100.0%
Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® Services (1)	Canadian Business Lines	Total
Balance at March 31, 2018	602	357	150	1,109
Additions	—	18	33	51
Cancellations	(22)	(18)	(24)	(64)
Balance at June 30, 2018	580	357	159	1,096

Balance at March 31, 2017	682	333	160	1,175
Additions	—	30	28	58
Cancellations	(19)	(34)	(27)	(80)
Balance at June 30, 2017	663	329	161	1,153
____________________

(1)	We periodically refine the criteria used to calculate and report our subscriber data. In 2017,
Personal Information Services Revenue
Revenue from our actively marketed, ongoing business lines, Identity Guard®, Canada, and Breach services and other, increased $1.2 million, or 7.2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The Identity Guard® Services revenue increased 7.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as revenue gains from subscriber increases in several of our Identity Guard® channels were partially offset by decreases in revenue from subscribers acquired through one of our partners, Costco, that is no longer marketing our services. The Identity Guard® Services subscriber base increased 8.5% from June 30, 2017 as a result of new subscribers acquired in the later part of 2017 primarily through one of our employee benefit partners. In mid-2017, we reduced marketing spending in certain direct-to-consumer channels and expect to continue a reduced level of spending through the remainder of 2018, which may result in reduced subscriber additions in those channels. We continue to focus on improving and expanding our affiliate marketing channels for direct-to-consumer subscriber acquisitions, partner relationships, and business relationships with employers to offer Identity Guard® Services as an employee benefit option, which, if successful, could increase our revenue and subscriber counts over the next twelve months.

The revenue increase in the ongoing business lines was more than offset by a $2.5 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
Revenue from Other Segments
The decrease in revenue continues to be due to subscriber attrition and portfolio cancellations in our Insurance and Other Consumer Services segment, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these services. We had approximately 35 thousand subscribers in our Insurance and Other Consumer Services segment as of June 30, 2018, which is a 20% decrease from our subscriber base of 44 thousand subscribers as of June 30, 2017.
Marketing Expenses
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
In the three months ended June 30, 2018 and 2017, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. We did not amortize deferred subscription solicitation costs related to marketing for the three months ended June 30, 2018 due to the adoption of Topic 606, as described above. Amortization of deferred subscription solicitation costs for the three months ended June 30, 2017 was $2.8 million.
Marketing costs of $911 thousand were expensed as incurred for the three months ended June 30, 2018. Marketing costs that did not meet the criteria for capitalization and were expensed as incurred for the three months ended June 30, 2017 were $391 thousand. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.
Commission Expenses
Commission expenses consist of commissions paid to our clients and other partners, as well as amortization of incremental contract costs due to the adoption of Topic 606. The decrease is related to a decrease in subscribers for which contractually high commission percentages are paid, which is largely from our financial institution subscriber base. We expect commission expenses related to our financial institution subscriber base to continue to decline due to normal attrition of subscribers in client portfolios with no new marketing activity. However, the decline may be partially or completely offset by increased commission expenses paid to affiliates, partners and internal incentive plans related to increased sales of our new service offerings. We expect commission expenses as a percentage of revenue to remain relatively flat for the remainder of 2018.
Cost of Revenue
Cost of revenue consists of the costs of operating our customer service and information processing centers, data costs, and billing costs for subscribers and one-time transactional sales. The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We incur fixed fee long term pricing for a significant portion of the supply of credit bureau data and certain alternative data sources for our services. To the extent our volume increases, we expect our effective rates (that is, the variable rate of tiered and fixed subscriber fulfillment costs) to decrease. For additional information, please see "Liquidity and Capital Resources — Other" below.

General and Administrative Expenses
General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, legal, human resources and finance functions, as well as internal audit, payroll, share based compensation and other corporate overhead costs. The decrease in general and administrative expenses is primarily due to lower payroll-related costs, including $2.7 million lower share based compensation expense as well as executive management bonuses of $1.0 million in 2017 that did not reoccur in 2018. The decrease in share based compensation expense is primarily due to options granted in June 2017 that were fully expensed on each grant date due to a retirement-age specific provision in our Executive Chairman and President's employment and award agreements.
Depreciation
Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The increase is primarily due to internally developed capitalized software related to the continuous innovative development of Identity Guard® with Watson™.
Goodwill
During the three months ended June 30, 2018, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting units decrease, we may incur additional impairment charges in the future.

Results of Operations
Six Months Ended June 30, 2018 and 2017 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Six Months Ended June 30,				Change
	2018	Percent of Revenue	2017	Percent of Revenue	Dollars	Percent
Revenue	$77,698	100.0%	$80,384	100.0%	$(2,686)	(3.3)%
Operating expenses:
Marketing	1,823	2.3%	6,613	8.2%	(4,790)	(72.4)%
Commission	18,206	23.4%	19,504	24.3%	(1,298)	(6.7)%
Cost of revenue	24,803	31.9%	26,568	33.1%	(1,765)	(6.6)%
General and administrative	27,638	35.7%	34,343	42.7%	(6,705)	(19.5)%
Gain on disposition of Habits at Work	—	—%	106	0.1%	(106)	(100.0)%
Depreciation	3,017	3.9%	2,588	3.2%	429	16.6%
Amortization	98	0.1%	93	0.1%	5	5.4%
Total operating expenses	75,585	97.3%	89,815	111.7%	(14,230)	(15.8)%
Income (loss) from operations	2,113	2.7%	(9,431)	(11.7)%	11,544	(122)%
Interest expense, net	(1,354)	(1.7)%	(1,195)	(1.5)%	(159)	13.3%
Loss on extinguishment of debt	—	—%	(1,525)	(1.9)%	1,525	(100.0)%
Other (expense) income, net	(85)	(0.1)%	137	0.2%	(222)	(162.0)%
Income (loss) from continuing operations before income taxes	674	0.9%	(12,014)	(14.9)%	12,688	(105.6)%
Income tax benefit (expense)	523	0.6%	28	—%	495	1,767.9%
Income (loss) from continuing operations	1,197	1.5%	(11,986)	(14.9)%	13,183	(110.0)%
Loss from discontinued operations, net of tax	—	—%	(1,419)	(1.8)%	1,419	(100.0)%
Net income (loss)	$1,197	1.5%	$(13,405)	(16.7)%	$14,602	(108.9)%
Revenue
The following tables provide details of our revenue and subscriber information for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(Percent of total)
Bank of America	$31,078	$34,987	40.0%	43.5%
All other financial institution clients	7,336	8,281	9.4%	10.3%
Subtotal: financial institutions	38,414	43,268	49.4%	53.8%
Identity Guard® Services (1)	26,908	24,494	34.6%	30.5%
Canadian business lines	6,397	6,279	8.3%	7.8%
Breach services & other (1)	2,949	2,947	3.8%	3.7%
Subtotal: ongoing business lines	36,254	33,720	46.7%	42.0%
Total Personal Information Services revenue	74,668	76,988	96.1%	95.8%
Revenue from other segments	3,030	3,396	3.9%	4.2%
Consolidated revenue	$77,698	$80,384	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® (1)	Canadian Business Lines	Total
	(in thousands)
Balance at December 31, 2017	620	359	161	1,140
Additions	—	37	50	87
Cancellations	(40)	(39)	(52)	(131)
Balance at June 30, 2018	580	357	159	1,096

Balance at December 31, 2016	705	317	162	1,184
Additions	2	78	58	138
Cancellations	(44)	(66)	(59)	(169)
Balance at June 30, 2017	663	329	161	1,153
____________________

(1)	We periodically refine the criteria used to calculate and report our subscriber data. In 2017,
Personal Information Services Revenue
Revenue from our actively marketed, ongoing business lines, Identity Guard®, Canada, and Breach services and other, increased $2.5 million, or 7.5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The Identity Guard® Services revenue increased 9.9% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as revenue gains from subscriber increases in several of our Identity Guard® channels were partially offset by decreases in revenue from subscribers acquired through one of our partners, Costco, that is no longer marketing our services. The Identity Guard® Services subscriber base increased 8.5% from June 30, 2017 as a result of new subscribers acquired in the later part of 2017 primarily through one of our employee benefit partners. In mid-2017, we reduced marketing spending in certain direct-to-consumer channels and expect to continue a reduced level of spending through the remainder of 2018, which may result in reduced subscriber additions in those channels. We continue to focus on improving and expanding our affiliate marketing channels for direct-to-consumer subscriber acquisitions, partner relationships, and business relationships with employers to offer Identity Guard® Services as an employee benefit option, which, if successful, could increase our revenue and subscriber counts over the next twelve months.
The revenue increase in the ongoing business lines was more than offset by a $4.9 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
Revenue from Other Segments
The decrease in revenue continues to be due to subscriber attrition and portfolio cancellations in our Insurance and Other Consumer Services segment, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these services. We had approximately 35 thousand subscribers in our Insurance and Other Consumer Services segment as of June 30, 2018, which is a 20.1% decrease from our subscriber base of 44 thousand subscribers as of June 30, 2017.
Marketing Expenses
In the six months ended June 30, 2018 and 2017, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. We did not amortize deferred subscription solicitation costs related to marketing for the six months ended June 30, 2018 due to the adoption of Topic 606, as described in Notes 3 and 4 to our condensed consolidated financial statements. Amortization of deferred subscription solicitation costs for the six months ended June 30, 2017 was $5.7 million.

Marketing costs of $1.8 million were expensed as incurred for the six months ended June 30, 2018. Marketing costs that did not meet the criteria for capitalization and were expensed as incurred for the six months ended June 30, 2017 were $948 thousand. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.
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
Cost of Revenue
The decrease is primarily due to lower volumes of data fulfillment and service costs for subscribers, partially offset by an increase in the effective rates for data. We incur fixed fee long term pricing for a significant portion of the supply of credit bureau data and certain alternative data sources for our services. To the extent our volume increases, we expect our effective rates (that is, the variable rate of tiered and fixed subscriber fulfillment costs) to decrease. For additional information, please see "Liquidity and Capital Resources — Other" below.
General and Administrative Expenses
The decrease in general and administrative expenses is primarily due to lower payroll-related costs, including $3.8 million lower share based compensation expense as well as severance expense of $1.3 million in 2017 that did not reoccur in 2018. The decrease in share based compensation expense is primarily due to options granted in June 2017 that were fully expensed on each grant date due to a retirement-age specific provision in our Executive Chairman and President's employment and award agreements, as well as a reversal of the cumulative expense on unvested options and RSUs granted to a former employee that were forfeited in the first quarter of 2018.
Depreciation
The increase is primarily due to internally developed capitalized software related to the continuous innovative development of Identity Guard® with Watson™.
Goodwill
During the six months ended June 30, 2018, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting units decrease, we may incur additional impairment charges in the future.
Interest Expense
Interest expense increased to $823 thousand for the three months ended June 30, 2018 from $603 thousand for the three months ended June 30, 2017. Interest expense increased to $1.4 million for the six months ended June 30, 2018 from $1.2 million for the six months ended June 30, 2017. As a result of the outstanding debt under the Credit Agreement, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 16 to our condensed consolidated financial statements.
Other (Expense) Income, net
Other (expense) was $(37) thousand for the three months ended June 30, 2018 compared to other income of $103 thousand for the three months ended June 30, 2017. Other (expense) was $(85) thousand for the six months ended June 30, 2018 compared to other income of $137 thousand for the six months ended June 30, 2017. The increase in other expense is primarily due to unrealized foreign exchange losses from our Canadian business lines.

Income Taxes
Our consolidated effective tax rate from continuing operations for the three months ended June 30, 2018 and 2017 was 0.0% and 0.2%, respectively. Our consolidated effective tax rate from continuing operations for the six months ended June 30, 2018 and 2017 was (77.6)% and 0.2%, respectively. The decrease in the rate is primarily due to the discrete resolution of uncertain tax positions related to claimed general business credits under audit that were deemed effectively settled in the six months ended June 30, 2018.
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the six months ended June 30, 2018, as there has been no change to the conclusion from the year ended December 31, 2017 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
The amount of deferred tax assets considered realizable as of June 30, 2018 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.
We continue to evaluate the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and we are applying the guidance in Staff Accounting Bulletin No. 118. We may make adjustments that differ from our initial assumptions based on new interpretations and regulatory changes from the Internal Revenue Service and state tax jurisdictions, the SEC and the Financial Accounting Standards Board. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances, including the impact of our valuation allowance due to the indefinite life of certain deferred tax assets and the state adoption of the federal tax law changes. As of June 30, 2018, we made no adjustments to these estimates. We will complete our analysis no later than December 31, 2018. It is possible that future adjustments may have a material adverse effect on our cash tax liabilities, results of operations, or financial condition.
During the six months ended June 30, 2018, we decreased our gross unrecognized tax benefits primarily related to a portion of tax credits that were settled in conjunction with the federal examination for tax years 2010 and 2011. There were no material changes to our uncertain tax positions during the six months ended June 30, 2017.
Discontinued Operations
Prior to July 31, 2017, our Pet Health Monitoring segment included the health and wellness monitoring products and services for veterinarians and pet owners through our former subsidiary, i4c. Effective July 31, 2017, we divested our ownership in i4c. This segment is classified as a discontinued operation in the three and six months ended June 30, 2017. For additional information, please see Note 5 to our condensed consolidated financial statements.
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
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of June 30, 2018 were $7.7 million compared to $8.5 million as of December 31, 2017. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.

Our accounts receivable balance as of June 30, 2018 was $6.3 million compared to $8.2 million as of December 31, 2017. The decrease is primarily due to the adoption of Topic 606 and was offset by a comparable decrease to contract liabilities. For additional information, please see Notes 3 and 4 to our condensed consolidated financial statements. The likelihood of non-payment of billings has historically been remote with respect to our Identity Guard® Services, financial institution and insurance services clients, however, we do provide for an allowance for doubtful accounts with respect to breach response services.
Our short-term and long-term liquidity depends primarily upon our level of income from operations, cash balances and working capital management. Pursuant to the Credit Agreement (as described below), we are required to maintain at all times minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the Credit Agreement.
On June 8, 2018, we entered into Amendment No. 4 to the Credit Agreement (as defined in Note 16), which set forth required monthly principal payments beginning June 30, 2018, and shortened the maturity date of the secured indebtedness evidenced by the Credit Agreement (the “Secured Debt”) to December 31, 2018. On June 27, 2018, we entered into the Bridge Notes (as defined in Note 16) in the aggregate amount of $3.0 million, the proceeds of which were used to prepay a portion of the principal amounts due under the Credit Agreement. The Bridge Notes are convertible into a qualified future financing and have a maturity date of June 30, 2019. As of June 30, 2018, the outstanding balance of the Secured Debt was $17.5 million, the outstanding balances of the Bridge Notes totaled $3.0 million, and our cash on hand was approximately $7.7 million. As a result, we had a working capital deficit of $18.2 million as of June 30, 2018 compared to a surplus of $2.3 million as of December 31, 2017. We evaluated this condition and determined it is probable that, without consideration of our remediation plan to refinance the Secured Debt, we would be unable to meet the full repayment obligations within the timeframe required by the Credit Agreement.
In response to Amendment No. 4, on August 16, 2018, we reached agreement with an institutional investor to the material terms of a proposed preferred equity investment, which would provide us $29.0 million to $35.0 million of liquidity, including the conversion of the Bridge Notes (the “Transaction”). We expect to use the proceeds of the Transaction to fully satisfy the Secured Debt, prepayment penalties and transaction costs and also provide liquidity to continue to execute our business plan. In addition, the Executive Committee of our Board of Directors authorized management to take the actions necessary to complete definitive Transaction documents. We expect the Transaction to be subject to shareholder approval and to be funded in two or more closings. In accordance with U.S. GAAP, we evaluated our remediation plan to refinance the Secured Debt and concluded that it is probable our plan will be timely executed and will provide the liquidity required to meet our repayment obligations within the required timeframes. We considered several conditions and events in the aggregate, including without limitation the quantitative impact on our liquidity; approval by the Executive Committee of our Board of Directors for management to proceed toward definitive documentation; the magnitude and likelihood of the Transaction closing; the amount, if any, of subjective contingencies to funding of the Transaction; the probability of receipt of the required approval by the majority of our shareholders; and internal analysis that illustrates that the funding would provide adequate liquidity to fully satisfy the Secured Debt, provide for conversion of the Bridge Notes and provide sufficient liquidity to execute our business plan.
The consummation and actual terms of the Transaction (or any other alternative refinancing transaction) are subject to a number of factors, including without limitation market conditions, negotiation and execution of definitive agreements, receipt of additional funding commitments and satisfaction of customary closing conditions, including any required shareholder approval. There can be no assurance that we will be able to consummate the Transaction (or any other alternative refinancing transaction) on the terms described above or at all. If the Transaction (or any other alternative refinancing transaction) is not funded in amounts sufficient to meet the repayment obligations of Amendment No. 4 to the Credit Agreement through December 31, 2018, we will not be able to meet all of the repayment obligations of the Secured Debt.
We expect to continue to fund sales, marketing, business development, and product development activities from anticipated cash provided by operations. The initiative to limit cash spend for certain historically productive direct-to-consumer marketing that began in the second quarter of 2017 is expected to continue and have a positive impact on our cash flows provided by operations. We also expect our Identity Guard® Services subscriber base and related revenue to continue to increase as a result of new client relationships as well as the expansion of existing client relationships. If there is a material change in our anticipated cash provided by operations or working capital needs, as a result of not achieving these revenue objectives, not maintaining or reducing our costs, or for other reasons, at a time when we are not in compliance with all of the covenants in the Credit Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.
The new sources of financing described above and additional or replacement financing sources we may explore, including to fund expansion, to respond to competitive pressures, to invest in or acquire complementary products, businesses or technologies, or to lower our cost of capital, could include equity and debt financings. There can be no guarantee that any additional or replacement financing will be available on acceptable terms, if at all. If additional or replacement capital is raised through the issuance of equity or equity-like securities, existing stockholders could suffer significant dilution, and if we raise additional or replacement capital through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to our common stock, could result in increased interest expense and other costs, and could contain additional covenants that could restrict operations and other activities.

	Six Months Ended June 30,
	2018	2017	Difference

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash flows provided by (used in) continuing operations	$2,425	$(1,900)	$4,325
Cash flows used in discontinued operations	—	(1,623)	1,623
Net cash provided by (used in) operating activities	2,425	(3,523)	5,948
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash flows used in continuing operations	(1,760)	(3,038)	1,278
Cash flows provided by discontinued operations	—	94	(94)
Net cash used in investing activities	(1,760)	(2,944)	1,184
Cash flows (used in) provided by financing activities	(1,502)	4,794	(6,296)
DECREASE IN CASH AND CASH EQUIVALENTS	(837)	(1,673)	836
CASH AND CASH EQUIVALENTS — beginning of period	8,502	10,797	(2,295)
Cash reclassified to assets held for sale at beginning of period	—	381	(381)
CASH AND CASH EQUIVALENTS — end of period	$7,665	$9,505	$(1,840)
The increase in operating cash flows from continuing operations is primarily due to decreased marketing spend in the six months ended June 30, 2018 compared to the prior year period. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs. However, we incurred incremental internal payroll costs to grow our business development and sales departments in 2017, and continue to incur similar costs in 2018 as we continue our efforts to support our growth initiatives in various marketing channels. These incremental costs have been offset by normal reductions in headcount in other departments, which were not replaced.
We continue to correspond with the applicable authorities in an effort toward resolution of our potential remaining indirect tax obligations in the remainder of 2018. For additional information, please see "—Other" below. Payment of these liabilities have and may continue to decrease our cash from operations for the next twelve months. In addition, in the six months ended June 30, 2018, we effectively settled a portion of our income tax refund claims, which were under federal income tax audit, and we received approximately $1.3 million. We do not expect to receive the remaining income tax refund receivable of approximately $1.0 million in 2018. We continue our efforts to advance the remaining income tax audit to closure within the next twelve months.
The increase in investing cash flows from continuing operations is primarily due to a decrease in acquisition costs for property and equipment. We continue to fund the acquisition of property and equipment, which includes the internally developed capitalized software, as we add innovative new services and tools to our Identity Guard® portfolio.
The decrease in cash flows from financing activities is primarily due to principal repayments on the term loan, partially offset by the closing of the Bridge Notes. For additional information, please see "—Debt" below.

Credit Facility and Borrowing Capacity
Debt
In April 2017, we refinanced our indebtedness under the Prior Credit Agreement with a new term loan facility with PEAK6 Investments, L.P. ("PEAK6 Investments"). We also executed amendments to the new term loan facility in July 2017, November 2017, April 2018, and June 2018 (together with the amendments, the "Credit Agreement" and described in further detail below), which had a principal outstanding amount of $21.5 million as of June 30, 2018 and an initial interest rate of 9.99% per annum, to be adjusted annually on March 31 to 8.25% plus 1 year LIBOR. The maturity date of the Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
Certain events defined in the Credit Agreement require prepayment of the aggregate principal amount of the term loan, including all or a portion of proceeds received from asset dispositions, casualty events, extraordinary receipts, and certain equity issuances. Once amounts borrowed have been paid or prepaid, they may not be reborrowed.
On April 3, 2018, we entered into Amendment No. 3, amending the Credit Agreement. Amendment No. 3 provided for a voluntary, partial prepayment of the outstanding principal balance of the term loans in the amount of $1.0 million, which we paid in April 2018, and amended one of the financial covenants in the Credit Agreement. The amended covenant reduced our requirement to maintain at all times a minimum amount of cash on hand, as defined in the Credit Agreement, to (i) the lesser of 20% of the total amount outstanding under the term loans and $2.5 million for the period commencing on the Third Amendment Date through and including May 31, 2018, and (ii) the lesser of 20% of the total amount outstanding under the term loans and $3.0 million for the fiscal quarter ending June 1, 2018 and each fiscal quarter thereafter.
On June 8, 2018, we entered into Amendment No. 4, amending the Credit Agreement. Amendment No. 4 (i) requires that $1.5 million principal prepayments be made on the last day of June through November, each of which is to be accompanied by a 1.5% prepayment fee; (ii) shortens the maturity date to December 31, 2018; (iii) relieves the obligation to pay a 3% prepayment fee upon full prepayment of the term loan and on required partial prepayments resulting from equity or subordinate debt proceeds; (iv) increases the allowable principal amount of subordinate debt from $2 million to $15 million; and (v) confirms that debt and equity issued to affiliates is permitted if the proceeds are used to pay the term loan. The relief with respect to the 3% prepayment fee applies only if no event of default exists. Amendment No. 4 also confirms that no default currently exists with respect to the Credit Agreement.
On June 27, 2018, we entered into the Bridge Notes to borrow a total of $3.0 million from Loeb Holding Corporation ($2.0 million) and David A. McGough ($1.0 million) (for related party information, please see Note 19). The Bridge Notes provide (a) for a maturity date of June 30, 2019, (b) for an interest rate equivalent to the interest rate pursuant to the Credit Agreement, and (c) that the Company or the holder may convert or exchange the principal and interest of such Bridge Note into securities to be sold by the Company in a “qualified financing” (an offering of debt and/or equity securities with net proceeds of at least $10 million (inclusive of the Bridge Notes) to the Company). We used the net proceeds of the Bridge Notes to make required prepayments under the Credit Agreement. For additional information, please see Note 16 to our condensed consolidated financial statements.
As of June 30, 2018, $20.5 million was outstanding under the Credit Agreement and Bridge Notes, which is presented net of unamortized debt issuance costs and debt discount totaling $571 thousand in our consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2017, $21.5 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $764 thousand in our consolidated balance sheets. The amendment executed on April 3, 2018 included provision for a voluntary, partial prepayment of the outstanding principal balance of the term loan in the amount of $1.0 million, which was paid on the same date.
The Credit Agreement contains certain customary covenants, including among other things covenants that limit or restrict the following: the incurrence of liens; the making of investments including a prohibition of any capital contributions to our subsidiary i4c other than to complete the wind-down as noted above and fair and reasonable allocation of overhead and administrative expenses; the incurrence of certain indebtedness; mergers, dissolutions, liquidations, or consolidations; acquisitions (other than certain permitted acquisitions); sales of substantially all of our or any of our subsidiaries' assets, except for the orderly wind down of the Pet Health Monitoring business, and the exits of our Bail Bonds Industry Solutions and Habits at Work businesses; the declaration of certain dividends or distributions;

transactions with affiliates (other than parties to the Credit Agreement) other than on fair and reasonable terms; and the formation or acquisition of any direct or indirect domestic or first-tier foreign subsidiary unless such subsidiary becomes a guarantor and enters into certain security documents.
The Credit Agreement requires us to maintain at all times a minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the Credit Agreement. We are also required to maintain compliance on a quarterly basis commencing with the quarter ending December 31, 2017 with minimum consolidated EBITDA (as defined in the Credit Agreement and adjusted for certain non-cash, non-recurring and other items, and up to $4.3 million of non-recurring charges incurred in the wind-down events) of $2.0 million; provided consolidated EBITDA from the immediately preceding quarter in excess of $2.0 million may be added to a current quarter to make up any shortfall and provided further that when we have not met the minimum consolidated EBITDA test for any quarter (even after including excess consolidated EBITDA for the prior quarter) the test for compliance is deferred until the end of the next quarter and we shall be deemed to be in compliance if, taking into account consolidated EBITDA in excess of $2.0 million from the prior quarter, consolidated EBITDA from the test quarter, and consolidated EBITDA in excess of $2.0 million from the subsequent quarter, we pass the minimum compliance test. Excess consolidated EBITDA in any quarter can be counted only once for determining compliance with this covenant. As of June 30, 2018, we were in compliance with all such covenants.
Minimum Consolidated EBITDA By Quarter

Fiscal Quarters Ending	Amount
Each fiscal quarter ending on or after June 30, 2018 but on or before December 31, 2018	$1,000,000
Fiscal quarter ending on March 31, 2019	$1,500,000
Each fiscal quarter ending on or after June 30, 2019	$2,000,000
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
Failure to comply with any of the covenants under the Credit Agreement could result in a default under the facility, which could cause the lender to declare all obligations immediately due and payable and exercise their lien on substantially all of our assets. Although we have historically received waivers and executed amendments when necessary, there can be no assurances that we would be able to obtain a waiver or amendment in the future.
Warrant
In connection with the Credit Agreement, as amended, PEAK6 Investments purchased, for an aggregate purchase price of $2.2 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share ("Warrant”). The Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a “net share settlement” feature that requires the holder to exercise the Warrant without a cash payment upon the terms set forth therein. The Warrant includes a feature to provide for increases in the number of shares issuable upon exercise in the event of a future change of control transaction (as defined therein), with the number of increased shares based upon the time elapsed from issuance of the Warrant and the difference between the exercise price of the Warrant and the transaction price in the change of control, all as more fully set forth in the Warrant. The Warrant also provides for adjustments in the underlying number of shares and exercise price in the event of recapitalizations, stock splits or dividends and other corporate events. The Warrant was valued at $2.8 million on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. For additional information related to the fair value of the Warrant, please see Note 7 to our condensed consolidated financial statements.
Stock Redemption
In connection with the Credit Agreement, we used the proceeds from the sale of the Original Warrant to repurchase approximately 419 thousand shares of our common stock, pursuant to a redemption agreement from PEAK6 Capital Management LLC at a price of $3.60 per share, for an aggregate repurchase price of approximately $1.5 million. PEAK6 Capital Management LLC is an affiliate of PEAK6 Investments.

The repurchase was made pursuant to our previously announced share repurchase program. The repurchases may be made on the open market, in block trades, through privately negotiated transactions or otherwise, and the program may be suspended or discontinued at any time. However, we are currently prohibited from repurchasing any shares of common stock under the Credit Agreement.
Share Repurchase
As of June 30, 2018, we had approximately $15.3 million remaining under our share repurchase program. During the six months ended June 30, 2018, we did not directly repurchase any shares of common stock for cash. During the six months ended June 30, 2017, we repurchased 419 thousand shares of our common stock as described above. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 15 thousand and 33 thousand in the six months ended June 30, 2018 and 2017, respectively.
Other
Our products and services are subject to indirect tax obligations, including sales and use taxes, in certain states with which we are currently compliant, and taxability is generally determined by statutory state laws and regulations as well as an assessment of nexus. Whether sales of our services are subject to additional states’ indirect taxes is uncertain, due in part to the unique nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. Therefore, we periodically analyze our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions. The following table summarizes our non-income business tax liability activity (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$783	$94
Adjustments to existing liabilities	108	995
Payments	—	(94)
Balance at end of period	$891	$995
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
In June 2018, the Supreme Court ruled on the appeal from the South Dakota Supreme Court in the matter of South Dakota v. Wayfair, Inc. The court held in favor of the state, which could give states more authority to require online retailers and remote sellers to collect sales tax. We have the appropriate internal processes, capabilities and are compliant in the collection of sales and use tax across a broad tax footprint throughout the U.S. We place a significant amount of emphasis on the taxability of our products and services, rather than on nexus or physical presence. Therefore, we do not believe that the court’s ruling will have an immediate material impact to our business. We will continue to monitor for further regulatory actions by states, and perhaps the federal government. Further actions, including any retrospective state requirements or actions impacting state income tax obligations, would likely increase our cost of doing business and could reduce demand for our services and create additional administrative and compliance burdens, all of which could adversely affect our results of operations.
We have entered into various software licenses and operational commitments totaling approximately $59.4 million as of June 30, 2018, payable in monthly and yearly installments through December 31, 2021. These amounts will be expensed on a pro-rata basis and recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements other than the revenue participation rights as discussed in Note 5 to our condensed consolidated financial statements.
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
Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
The Company is in the process of improving its policies and procedures relating to the recognition and measurement of share based compensation and revenue recognition, including: a) enhancing the design of existing controls over share based compensation to ensure proper review of new share based grants and the application of relevant accounting standards; b) added controls and procedures for revenue recognition and contract costs to properly apply the provisions of ASU 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), which we adopted as of January 1, 2018, including training for the Company’s personnel and modifying the existing information technology systems to provide efficiencies and reduce potential risks of manual calculation errors; and c) strengthening the review and approval of the existing and new controls over revenue recognition.
The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the remediation will be completed prior to the end of 2018.
Changes in Internal Control over Financial Reporting
Except for the actions taken under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” discussed above, and the implementation of certain internal controls related to the adoption of Topic 606 and Topic 842, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company implemented new controls as part of its effort to adopt Topic 606 and Topic 842. The adoption of Topic 606 required the implementation of new accounting processes, which changed the Company's internal controls over revenue recognition and financial reporting. We implemented these internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of Topic 606 on our financial statements to facilitate its adoption in 2018.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Based upon our experience, we do not believe that these proceedings and claims will result in a material adverse change in our business or financial condition, and as of June 30, 2018, we do not have any significant liabilities accrued. Please refer to "—Legal Proceedings" in Note 14 to our condensed consolidated financial statements for information regarding certain judicial, regulatory and legal proceedings.
Item 6.        Exhibits

10.1
Amendment No. 3, dated as of April 3, 2018, to Credit Agreement dated as of April 20, 2017 (as amended by Amendment No. 1 and Amendment No. 2) among Intersections Inc., the Other Credit Parties party thereto, and PEAK6 Investments, L.P., and PEAK6 Capital LLC (formerly known as PEAK6 Ventures LLC) (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on April 4, 2018).

10.2
Fourth Amendment, dated as of June 8, 2018, 2018, to Credit Agreement dated as of April 20, 2017 (as amended) among Intersections Inc., the Other Credit Parties party thereto, and PEAK6 Investments, L.P. (Incorporated by reference to Exhibit 10.1, filed with the Registrant’s Form 8-K filed on June 11, 2018).

10.3*	Amended and Restated Promissory Note issued to Loeb Holding Corporation in the principal amount of $2,000,000.

10.4*	Amended and Restated Promissory Note issued to David A. McGough in the principal amount of $1,000,000.

31.1*	Certification of Michael R. Stanfield, Executive Chairman and President (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
____________________

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date:	August 20, 2018	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer