Form 10-Q
period 2018-09-30
INTERSECTIONS INC
filed 2018-11-09
CIK 1095277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
As of November 2, 2018 there were 28,535,502 shares of common stock, $0.01 par value, issued and 24,428,246 shares outstanding, with 4,107,256 shares of treasury stock.

Form 10-Q
September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:	$37,485	$39,248	$115,182	$119,631
OPERATING EXPENSES:
Marketing	631	2,682	2,455	9,294
Commission	8,743	9,462	26,949	28,966
Cost of revenue	12,481	13,126	37,284	39,694
General and administrative	14,038	14,827	41,675	49,169
Loss on dispositions of Captira and Habits at Work	—	—	—	106
Depreciation	1,587	1,378	4,604	3,966
Amortization	20	29	118	123
Total operating expenses	37,500	41,504	113,085	131,318
(LOSS) INCOME FROM OPERATIONS	(15)	(2,256)	2,097	(11,687)
Interest expense, net	(930)	(701)	(2,284)	(1,895)
Loss on extinguishment of debt	—	—	—	(1,525)
Other income (expense), net	56	(3)	(29)	133
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(889)	(2,960)	(216)	(14,974)
Income tax (expense) benefit	(220)	(6)	303	23
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,109)	(2,966)	87	(14,951)
Loss from discontinued operations, net of tax	—	(1,030)	—	(2,449)
NET (LOSS) INCOME	$(1,109)	$(3,996)	$87	$(17,400)
Basic (loss) earnings per common share:
From continuing operations	$(0.05)	$(0.12)	$—	$(0.63)
From discontinued operations	—	(0.05)	—	(0.10)
Basic net (loss) income per common share	$(0.05)	$(0.17)	$—	$(0.73)
Diluted (loss) earnings per common share:
From continuing operations	$(0.05)	$(0.12)	$—	$(0.63)
From discontinued operations	—	(0.05)	—	(0.10)
Diluted net (loss) income per common share:	$(0.05)	$(0.17)	$—	$(0.73)
Weighted average common shares outstanding—basic	24,395	23,953	24,306	23,818
Weighted average common shares outstanding—diluted	24,395	23,953	24,687	23,818
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,789	$8,502
Accounts receivable, net of allowance for doubtful accounts of $67 (2018) and $34 (2017)	6,147	8,225
Contract assets	638	—
Prepaid expenses and other current assets	3,783	3,232
Income tax receivable	1,301	2,545
Deferred subscription solicitation and commission costs	—	1,655
Total current assets	17,658	24,159
PROPERTY AND EQUIPMENT, net	8,509	11,040
GOODWILL	9,763	9,763
INTANGIBLE ASSETS, net	180	58
CONTRACT COSTS	380	—
OTHER ASSETS	1,246	1,459
TOTAL ASSETS	$37,736	$46,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,746	$3,498
Accrued expenses and other current liabilities	8,538	8,533
Accrued payroll and employee benefits	552	1,501
Commissions payable	356	141
Capital leases, current portion	328	423
Contract liabilities, current	4,075	7,759
Total current liabilities	16,595	21,855
LONG-TERM DEBT, net	18,235	20,736
OBLIGATIONS UNDER CAPITAL LEASES, non-current	121	392
OTHER LONG-TERM LIABILITIES	1,711	2,895
DEFERRED TAX LIABILITY, net	219	7
TOTAL LIABILITIES	36,881	45,885
COMMITMENTS AND CONTINGENCIES (see Notes 14 and 16)
STOCKHOLDERS’ EQUITY:
Common stock at $0.01 par value, shares authorized 50,000; shares issued 28,504 (2018) and 28,194 (2017); shares outstanding 24,397 (2018) and 24,102 (2017)	285	282
Additional paid-in capital	152,063	150,305
Warrants	2,840	2,840
Treasury stock, shares at cost; 4,107 (2018) and 4,092 (2017)	(35,781)	(35,745)
Accumulated deficit	(118,552)	(117,088)
TOTAL STOCKHOLDERS’ EQUITY	855	594
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,736	$46,479
See Notes to Condensed Consolidated Financial Statements

INTERSECTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$87	$(17,400)
Less: loss from discontinued operations, net of tax	—	(2,449)
Income (loss) from continuing operations	87	(14,951)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	4,722	4,089
Deferred income tax, net	213	—
Amortization of debt issuance costs	159	184
Accretion of debt discount	364	66
Provision for doubtful accounts	34	(15)
Share based compensation	1,979	6,582
Amortization of deferred subscription solicitation costs	—	8,482
Amortization of contract costs	646	—
Loss on dispositions of Captira Analytical and Habits at Work	—	106
Loss on extinguishment of debt	—	1,525
Changes in assets and liabilities:
Accounts receivable	1,583	1,483
Contract assets	(1,537)	—
Prepaid expenses, other current assets and other assets	(139)	(412)
Income tax receivable, net	1,243	766
Deferred subscription solicitation and commission costs	—	(6,336)
Contract costs	(704)	—
Accounts payable and accrued liabilities	(1,620)	(677)
Commissions payable	(3)	29
Contract liabilities, current	(2,323)	(2,411)
Other long-term liabilities	(1,184)	(329)
Cash flows provided by (used in) continuing operations	3,520	(1,819)
Cash flows used in discontinued operations	—	(2,313)
Net cash provided by (used in) operating activities	3,520	(4,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for the disposition of Captira Analytical	—	(315)
Decrease in restricted cash	—	115
Cash paid for withholding tax on vesting of RSUs in exchange for promissory note	—	(130)
Acquisition of property and equipment	(2,265)	(3,964)
Cash flows used in continuing operations	(2,265)	(4,294)
Cash flows provided by discontinued operations	—	4
Net cash used in investing activities	(2,265)	(4,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	4,000	20,000
Repayments of debt (including fees of $90 thousand in 2018)	(7,135)	(13,920)
Repurchase of common stock	—	(1,510)
Proceeds from issuance of warrants	—	1,500
Cash paid for debt and equity issuance costs	(212)	(323)
Capital lease payments	(366)	(411)
Withholding tax payment on vesting of restricted stock units	(255)	(1,122)
Cash flows (used in) provided by financing activities	(3,968)	4,214
DECREASE IN CASH AND CASH EQUIVALENTS	(2,713)	(4,208)
CASH AND CASH EQUIVALENTS — Beginning of period	8,502	10,857
Cash reclassified to assets held for sale at beginning of period	—	321
CASH AND CASH EQUIVALENTS — end of period	$5,789	$6,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment obtained under capital lease, including acquisition costs	$—	$40
Equipment additions accrued but not paid	$128	$209
Intangible asset placed in service but paid in prior year	$240	$—
Shares withheld in lieu of withholding taxes on vesting of restricted stock awards	$—	$117
Debt issuance costs accrued but not paid	$45	$—
Right of use asset obtained under financing arrangement	$249	$—
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
The information in our condensed consolidated financial statements is presented for the nine months ended September 30, 2017 giving effect to the disposal of i4c Innovations LLC (“i4c” or “Voyce”), with the historical financial results of the Voyce business recast as discontinued operations. In accordance with U.S. GAAP, we did not allocate corporate overhead expenses to discontinued operations in the year ended December 31, 2017. Additionally, we considered, and made the necessary adjustments to the historical financial results for, the allocation of other costs to either discontinued or continuing operations, including, but not limited to, rent expense, severance expense and other wind-down costs. The result of these adjustments changed the historical operating results for certain segments as well as the presentation of the condensed consolidated financial statements to include discontinued operations for the year ended December 31, 2017. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refer only to our continuing operations and do not include discussion of balances or activity of i4c. For additional information, please see Note 5.
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
Liquidity
On June 8, 2018, we entered into Amendment No. 4 to the Credit Agreement (as defined in Note 16), which set forth required monthly principal payments beginning June 30, 2018, and shortened the maturity date of the secured indebtedness evidenced by the Credit Agreement to December 31, 2018. In June and September 2018, we entered into the Bridge Notes (as defined in Note 16) in the aggregate amount of $4.0 million ($3.0 million on June 27, 2018 and $1.0 million on September 24, 2018), which were convertible into a qualified future financing and had a maturity date of June 30, 2019. As of September 30, 2018, the outstanding balance of the Credit Agreement was $14.5 million, the outstanding balances of the Bridge Notes totaled $4.0 million, and our cash on hand was approximately $5.8 million.
On October 31, 2018, we entered into a note purchase and exchange agreement (the “Note Purchase Agreement”), pursuant to which we sold to WC SACD One Parent, Inc. (“Parent”) Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of $30.0 million for a purchase price in cash of $30.0 million, and issued to Loeb Holding Corporation and David A. McGough (together with Parent, the “Purchasers” and each a “Purchaser”) additional Notes in the aggregate principal amount of $4.0 million in exchange for the Bridge Notes previously issued by us to such Purchasers (who received payment in cash of the accrued and unpaid interest on the Bridge Notes). We used approximately $14.6 million of the net proceeds from the sale of the Notes to repay in full the principal outstanding under the Credit Agreement and to pay related interest thereon. We intend to use the balance of the net proceeds for general corporate purposes. The Notes mature on October 31, 2021 and are convertible in whole or in part, together with accrued and unpaid interest with respect to the principal amount converted, into shares of the Company’s common stock and preferred stock. For additional information on the Note Purchase Agreement as well as the Agreement and Plan of Merger, which we also entered into on October 31, 2018, please see Note 21.
We evaluated these conditions and determined it is probable that we will be able to meet all our obligations over the next twelve months. In accordance with U.S. GAAP, we reclassified the indebtedness in the Credit Agreement and Bridge Notes from short-term to long-term in our condensed consolidated balance sheets as of September 30, 2018.
Revision to Previously Issued Financial Statements
The results of operations for the three and nine months ended September 30, 2017 have been updated to reflect an adjustment to our share based compensation expense, which is recorded in general and administrative expenses in our condensed consolidated statements of operations. The change in share based compensation from the amount as reported to the amount as revised was a $404 thousand decrease and a $2.0 million increase for the three and nine months ended September 30, 2017, respectively. These changes are reflected in the loss from operations, loss from continuing operations before income taxes, net loss and basic and diluted net loss per common share figures in these condensed consolidated financial statements. For additional information, please see Note 21 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
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
As of September 30, 2018, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the nine months ended September 30, 2018 and 2017:
Expected Dividend Yield. Under the Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the expected dividend yield was zero.
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
Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns or homogeneous management pools, which we determined is approximately 5.0 years for both 2018 and 2017. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.

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
Contract Assets and Contract Liabilities
In accordance with Topic 606 and the practical expedient to apply the guidance on a portfolio of contracts, which effectively treats contracts with similar characteristics as a single contract, we presented a net contract asset or contract liability for the majority of our subscribers. This presentation effectively reduced our total accounts receivable as of September 30, 2018 from December 31, 2017 and was offset by a comparable decrease in contract liabilities. In addition, we separately state unbilled contract assets in our condensed consolidated balance sheet as of September 30, 2018, which we previously included in accounts receivable. For additional information, please see Notes 3 and 4.
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

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by creating a new Topic 606, Revenue from Contracts with Customers. The guidance in this update affects most entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the trade of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, various updates have been issued during 2015 and 2016 to clarify the guidance in Topic 606.	January 1, 2018	Modified retrospective with the cumulative effect of initially applying these updates recognized at the date of initial application.	See "Topic 606" below.
ASU 2016-02, Leases (Topic 842)	The primary amendments in this update require the recognition of lease assets and lease liabilities on the balance sheet, as well as certain qualitative disclosures regarding leasing arrangements.	January 1, 2019	Modified retrospective with the cumulative effect of initially applying these updates recognized at the date of initial application.	See "Topic 842" below.
ASU 2016-15, Statement of Cash Flows (Topic 230)	This update clarifies the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments.	January 1, 2018	Retrospective	We adopted this update as of January 1, 2018, and there was no material impact to our condensed consolidated financial statements.
ASU 2017-09, Compensation—Stock Compensation (Topic 718)	This update clarifies the guidance regarding changes in the terms or conditions of a share based payment award. Under the amendments of this update, an entity should account for the effects of a modification unless certain criteria remain the same immediately before and after the modification.	January 1, 2018	Prospective	Upon adoption, there was no material impact to our condensed consolidated financial statements.
ASU 2018-15, Intangibles (Topic 350)	The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The update requires the entity to determine which implementation costs to capitalize and expense over the term of the hosting arrangement.	January 1, 2020	Prospective or Retrospective	We are currently in the planning stage and have not yet begun implementation of the new standard. We have not yet determined the potential impact to our condensed consolidated financial statements.
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
We also concluded that direct-response advertising costs previously included in deferred subscription solicitation and advertising costs must be expensed as incurred under the new standard. Since we previously deferred and amortized these costs over the period during which benefits were expected to be received not to exceed twelve months, we believe this is a significant change that impacts our results of operations in each reportable period after adoption. Any other costs previously included in deferred subscription solicitation and advertising costs, such as annual renewal commission costs, that could continue to be capitalized and amortized over the transfer of the underlying service period under Topic 606 were reclassified to contract costs in our condensed consolidated balance sheet as of September 30, 2018.
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
The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following tables summarize the impacts of adopting Topic 606 on select lines of our unaudited condensed consolidated financial statements (all tables in thousands):
Statements of Operations

(select lines)	As Reported	Adjustments	Balances without Adoption of 606
Three Months Ended September 30, 2018
Revenue	$37,485	$—	$37,485
Marketing expenses	631	72	703
Commission expenses	8,743	5	8,748
Loss from operations	(15)	(77)	(92)
Net loss	(1,109)	(77)	(1,186)
Nine Months Ended September 30, 2018
Revenue	$115,182	$—	$115,182
Marketing expenses	2,455	613	3,068
Commission expenses	26,949	(3)	26,946
Income from operations	2,097	(610)	1,487
Net income (loss)	87	(610)	(523)

Balance Sheet

	As of September 30, 2018
(select lines)	As Reported	Adjustments	Balances without Adoption of 606
ASSETS:
Accounts receivable	$6,147	$1,850	$7,997
Contract assets	638	(638)	—
Prepaid expenses and other current assets	3,783	26	3,809
Deferred subscription solicitation and commission costs	—	1,027	1,027
Contact costs	380	(380)	—
Total assets	37,736	1,885	39,621
LIABILITIES AND STOCKHOLDERS' EQUITY
Commissions payable	$356	$(267)	$89
Contract liabilities, current	4,075	1,212	5,287
Other long-term liabilities	1,711	—	1,711
Accumulated deficit	(118,552)	940	(117,612)
Total liabilities and stockholders' equity	37,736	1,885	39,621
Statement of Cash Flows

	Nine Months Ended September 30, 2018
(select lines)	As Reported	Adjustments	Balances without Adoption of 606
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$87	$(610)	$(523)
Adjustments to reconcile net income to cash flows from operating activities:
Amortization of deferred subscription solicitation costs	—	2,432	2,432
Amortization of contract costs	646	(646)	—
Changes in assets and liabilities:
Accounts receivable	1,583	(1,387)	196
Contract assets	(1,537)	1,537	—
Prepaid expenses, other current assets and other assets	(139)	(26)	(165)
Deferred subscription solicitation and commission costs	—	(1,804)	(1,804)
Contract costs	(704)	704	—
Commissions payable	(3)	(49)	(52)
Contract liabilities, current	(2,323)	(151)	(2,474)
Net cash provided by operating activities	3,520	—	3,520
Topic 842
We plan to adopt the provisions of ASU 2016-02 ("Topic 842"), as amended, as of January 1, 2019. We are evaluating the standard in accordance with our adoption plan, which includes controls for performing a completeness assessment over the lease population, reviewing and measuring all forms of leases and analyzing the practical expedients. In accordance with ASU 2018-11 "Targeted Improvements," issued in July 2018, we expect to apply the new lease requirements as of January 1, 2019 under the modified retrospective approach and recognize a cumulative-effect adjustment, if any, at the date of initial application, rather than restate comparative periods.
We did not identify any embedded leases in our existing contracts that require bifurcation under Topic 842. However, we expect the adoption of Topic 842 will have a material impact to our condensed consolidated balance sheets due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases. As of September 30, 2018, we had an estimated $4.2 million in undiscounted future minimum lease commitments, as reported in Note 14, of which $1.6 million has a commencement date of January 1, 2019 and will not be included in the adoption impact but will be evaluated under Topic 842 in the year ended December 31, 2019.
In addition, we evaluated our deferred rent amount in our condensed consolidated balance sheets, which is exclusively for our operating leases, and concluded that the balance of the historical lease incentives would appropriately reduce the right of use asset at adoption. As of September 30, 2018, our deferred rent balance was $657 thousand, as reported in Note 15.
We are continuing to finalize the impact of adoption to our condensed consolidated financial statements, including disclosures, accounting policies, business processes and internal controls, as well as income tax impacts, which we anticipate will not have a financial statement impact due to the valuation allowance.
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
Our monthly contractual subscription terms do not have stated refund provisions, however, we considered whether our refund history would be variable consideration in determining the estimated transaction price. Discretionary refunds for our monthly subscriptions are generally consistent, processed within the service term and are appropriately reflected as reductions to revenue. Discretionary refunds in excess of one month of service are insignificant. Annual subscriptions include subscribers with pro-rata refund provisions. Revenue related to annual subscribers with pro-rata provisions is recognized based on a pro-rata share of revenue earned. An allowance for discretionary subscription refunds is established based on our historical experience. For subscriptions with refund provisions whereby only the prorated subscription fee is refunded upon cancellation by the subscriber, deferred subscription fees are recorded when billed and amortized as subscription fee revenue on a straight-line basis over the subscription period, generally one year.
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

Disaggregation of Revenue
The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2018 (in thousands):

	Personal Information Services	Insurance and Other Consumer Services	Total
Three months ended September 30, 2018
Primary geographical markets:
United States	$32,723	$1,501	$34,224
Canada	3,261	—	3,261
Total revenue	$35,984	$1,501	$37,485
Major service lines:
Identity Guard® and Identity Guard® with Watson™	$13,270	$—	$13,270
Canadian business	3,261	—	3,261
U.S. financial institutions	18,527	—	18,527
Breach services & other	926	1,501	2,427
Total revenue	$35,984	$1,501	$37,485
Timing of revenue recognition:
Products and services transferred over time	$35,984	$1,501	$37,485
Products transferred at a point in time	—	—	—
Total revenue	$35,984	$1,501	$37,485

Nine months ended September 30, 2018
Primary geographical markets:
United States	$100,993	$4,531	$105,524
Canada	9,658	—	9,658
Total revenue	$110,651	$4,531	$115,182
Major service lines:
Identity Guard® and Identity Guard® with Watson™	$40,178	$—	$40,178
Canadian business	9,658	—	9,658
U.S. financial institutions	56,941	—	56,941
Breach services & other	3,874	4,531	8,405
Total revenue	$110,651	$4,531	$115,182
Timing of revenue recognition:
Products and services transferred over time	$110,258	$4,531	$114,789
Products transferred at a point in time	393	—	393
Total revenue	$110,651	$4,531	$115,182
Contract Balances
The opening and closing balances of our accounts receivable, contract assets and contract liabilities are as follows (in thousands):

	Accounts Receivable	Contract Assets	Contract Liabilities, Current	Contract Liabilities, Non-Current
Balance as of December 31, 2017	$8,225	$—	$7,759	$—
Increase (decrease), net	(2,078)	638	(3,684)	30
Balance as of September 30, 2018	$6,147	$638	$4,075	$30
We recognized $906 thousand and $7.4 million of revenue in the three and nine months ended September 30, 2018, respectively, that was included in the contract liability balance as of December 31, 2017. The decreasing trend of this revenue recognized in the three months ended September 30, 2018 as compared to the three months ended March 31,

2018 is consistent with the pro-rata recognition of revenue earned from our monthly subscriptions. Our longer-term breach contracts have performance obligations that will continue to be satisfied in future periods and reduce the December 31, 2017 contract liability balance.
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
These condensed consolidated financial statements present our results of operations for the three and nine months ended September 30, 2018 and 2017 and our financial position as of September 30, 2018 and December 31, 2017 giving effect to the disposal of i4c, with the historical financial results of the Pet Health Monitoring segment reflected as discontinued operations, since the disposal constituted a strategic business shift. We made adjustments to our historical financial results for certain costs and overhead allocations to either discontinued or continuing operations for the three and nine months ended September 30, 2017; for additional information, please see "—Variable Interest Entities" in Note 2.
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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Major classes of line items constituting loss from discontinued operations:
Marketing expenses	$(1)	$(18)
Cost of revenue	—	(4)
General and administrative expenses	(500)	(1,718)
Impairment	—	(180)
Depreciation and amortization	(1)	(1)
Loss from discontinued operations before income taxes	(502)	(1,921)
Loss on disposal of discontinued operations	(528)	(528)
Total loss from discontinued operations, net of tax	$(1,030)	$(2,449)
In 2016, our Board of Directors approved a plan to sell Captira, which comprised our Bail Bonds Industry Solutions segment. Effective January 31, 2017, we completed the sale of Captira for a nominal amount, which resulted in a loss on sale of $130 thousand in the nine months ended September 30, 2017 and marked the conclusion of our operations in the Bail Bonds Industry Solutions segment. The disposal did not represent a strategic shift that would have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations. For information on the operating results of the Bail Bonds Industry Solutions segment, please see "Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations."
In March 2017, we executed an agreement to dispose of our Habits at Work business, the results of which are recorded in our Personal Information Services segment. Habits at Work met all the criteria under U.S. GAAP to classify its assets and liabilities as held for sale in our consolidated balance sheets as of March 31, 2017. Effective June 1, 2017, we completed the sale of Habits at Work for a nominal amount, which resulted in a gain on sale of $24 thousand in the three and nine months ended September 30, 2017. The disposal did not represent a strategic shift that would have a major effect on operations and financial results, and therefore, it is not classified as discontinued operations.
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
For the three months ended September 30, 2018, options to purchase common stock, unvested restricted stock units and outstanding warrants totaling approximately 6.1 million shares were excluded from the computation of diluted loss per common share, as their effect would be anti-dilutive. For the nine months ended September 30, 2018, options to purchase common stock, unvested restricted stock units and outstanding warrants totaling approximately 5.7 million shares were excluded from the computation of diluted income per common share, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2017, options to purchase common stock, unvested restricted stock units and outstanding warrants totaling approximately 6.9 million shares were excluded from the computation of diluted loss per common share, as their effect would be anti-dilutive. These shares could dilute earnings per common share in the future.
A reconciliation of basic earnings (loss) per common share to diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income—basic and diluted:
(Loss) income from continuing operations	$(1,109)	$(2,966)	$87	$(14,951)
Loss from discontinued operations	—	(1,030)	—	(2,449)
Net (loss) income—basic and diluted	$(1,109)	$(3,996)	$87	$(17,400)
Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	24,395	23,953	24,306	23,818
Dilutive effect of common stock equivalents	—	—	381	—
Weighted average common shares outstanding—diluted	24,395	23,953	24,687	23,818
Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.05)	$(0.12)	$—	$(0.63)
Loss from discontinued operations	—	(0.05)	—	(0.10)
Basic net (loss) income per common share	$(0.05)	$(0.17)	$—	$(0.73)
Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.05)	$(0.12)	$—	$(0.63)
Loss from discontinued operations	—	(0.05)	—	(0.10)
Diluted net (loss) income per common share	$(0.05)	$(0.17)	$—	$(0.73)

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
As of September 30, 2018, the carrying value of our debt approximated its fair value due to the variable interest rate. We did not have any transfers in or out of Level 1 and Level 2 in the nine months ended September 30, 2018 or in the year ended December 31, 2017. We did not hold any significant instruments that are measured at fair value on a recurring basis as of September 30, 2018 or December 31, 2017.
The fair value of our instruments measured on a non-recurring basis as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

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
The following is quantitative information about our significant unobservable inputs used in our Level 3 fair value measurements (dollars in thousands):

	September 30, 2018	Valuation Technique	Unobservable Inputs	Quantitative Inputs Used for Original Warrant	Quantitative Inputs Used for Replacement Warrant (1)
Warrant	$2,840	Monte Carlo	Volatility of underlying	50.0%	55.0%
			Risk-free rate	1.78%	2.02%
			Dividend yield	—%	—%
			Probability of Designated Event (2)	0% - 50%	0% - 50%
			Timing of Designated Event (2)	3-5 years from issuance	3-5 years from issuance
____________________
1. In connection with the Replacement Warrant (as defined in Note 16), we received an additional payment of $700 thousand from PEAK6 Investments in the year ended December 31, 2017. In accordance with U.S. GAAP, we performed valuations immediately before and after the equity modification and concluded that the additional payment approximately represented the incremental fair value provided by the Replacement Warrant. For additional information, please see Note 16.
2. Refers to certain change of control transactions, defined as a "Designated Event" as in the Warrant Agreement.
8. Prepaid Expenses and Other Current Assets
The components of our prepaid expenses and other current assets are as follows (in thousands):

	September 30, 2018	December 31, 2017
Prepaid services	$294	$533
Other prepaid contracts	2,891	2,132
Restricted cash	240	240
Other	358	327
Total	$3,783	$3,232

9. Contract Costs
In conjunction with the adoption of Topic 606, certain capitalized contract costs that were previously classified as deferred subscription solicitation and commission costs in our condensed consolidated balance sheets as of December 31, 2017 were reclassified to contract costs as of September 30, 2018. For additional information, please see Note 3.

The following table is summary of our incremental contract cost balances, which are included in contract costs in our condensed consolidated balance sheets as of September 30, 2018 (in thousands):

September 30, 2018
Costs to obtain (commissions)	$354
Costs to fulfill	26
Total contract costs	$380
In the three and nine months ended September 30, 2018, we amortized $196 thousand and $587 thousand, respectively, related to costs to obtain, and there were no adverse changes which would cause the need for an impairment analysis.
In the three and nine months ended September 30, 2018, we amortized $26 thousand and $59 thousand, respectively, related to costs to fulfill, and there were no adverse changes which would cause the need for an impairment analysis.
10. Internally Developed Capitalized Software
We record internally developed capitalized software as a component of software in property and equipment in our condensed consolidated balance sheets. We regularly review our capitalized software projects for impairment. In the three and nine months ended September 30, 2018, we recorded a non-cash impairment of $64 thousand, included in general and administrative expenses in our condensed consolidated statements of operations, of software development-in-progress that will not be placed in service. We had no impairments of internally developed capitalized software in the nine months ended September 30, 2017. Activity in our internally developed capitalized software during the nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Balance at December 31, 2017	$18,603	$(11,829)	$6,774
Additions	2,625	—	2,625
Depreciation expense	—	(3,343)	(3,343)
Balance at September 30, 2018	$21,228	$(15,172)	$6,056

Balance at December 31, 2016	$15,015	$(7,931)	$7,084
Additions	2,703	—	2,703
Depreciation expense	—	(2,864)	(2,864)
Balance at September 30, 2017	$17,718	$(10,795)	$6,923
Depreciation expense related to capitalized software no longer in the application development stage, for the future periods is indicated below (in thousands):

For the remaining three months ending December 31, 2018	$1,007
For the years ending December 31:
2019	3,452
2020	1,419
2021	178
Total	$6,056

11. Goodwill and Intangibles
Changes in the carrying amount of goodwill are as follows (in thousands):

	Personal Information Services Reporting Unit	Insurance and Other Consumer Services Reporting Unit	Totals
Balance as of September 30, 2018:
Gross carrying amount	$35,253	$10,665	$45,918
Accumulated impairment losses	(25,837)	(10,318)	(36,155)
Net carrying value of goodwill	$9,416	$347	$9,763

Balance as of December 31, 2017:
Gross carrying amount	$35,253	$10,665	$45,918
Accumulated impairment losses	(25,837)	(10,318)	(36,155)
Net carrying value of goodwill	$9,416	$347	$9,763
During the nine months ended September 30, 2018, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of those reporting units decrease (as a result, among other things, of changes in market capitalization, including further declines in our stock price), we may incur additional goodwill impairment charges in the future. Future impairment charges on our Personal Information Services reporting unit will be recognized in the operating results of our Personal Information Services segment and our Insurance and Other Consumer Services segment, based on a pro-rata allocation of goodwill.
Our intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
As of September 30, 2018:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,727	(2,727)	—	—
Technology related	1,979	(1,799)	—	180
Total amortizable intangible assets at September 30, 2018	$43,537	$(43,357)	$—	$180
As of December 31, 2017:
Customer related	$38,831	$(38,831)	$—	$—
Marketing related	2,727	(2,709)	—	18
Technology related	1,739	(1,699)	—	40
Total amortizable intangible assets at December 31, 2017	$43,297	$(43,239)	$—	$58
During the nine months ended September 30, 2018, there were no adverse changes in our long-lived assets, which would cause a need for an impairment analysis.

Intangible assets are amortized over a period of two to ten years. For the three months ended September 30, 2018 and 2017, we had an aggregate amortization expense of $20 thousand and $29 thousand, respectively, which was included in amortization expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, we had an aggregate amortization expense of $118 thousand and $123 thousand, respectively. We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2018	$20
For the years ending December 31:
2019	80
2020	80
Total	$180

12. Accrued Expenses and Other Current Liabilities
The components of our accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Accrued marketing	$129	$155
Accrued cost of sales, including credit bureau costs	5,146	5,044
Accrued general and administrative expense and professional fees	1,241	570
Insurance premiums	338	340
Estimated liability for non-income business taxes	892	783
Other	792	1,641
Total	$8,538	$8,533
As of September 30, 2018, "Other" includes a short-term commitment for software licenses of $208 thousand. Under this agreement, we will make monthly installment payments of $23 thousand, including interest, through July 2019.
13. Accrued Payroll and Employee Benefits
The components of our accrued payroll and employee benefits are as follows (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll	$193	$808
Accrued benefits	244	408
Accrued severance	115	285
Total accrued payroll and employee benefits	$552	$1,501
The following table summarizes our accrued severance activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$38	$1,297	$285	$1,440
Adjustments to expense	77	6	248	1,500
Payments	—	(841)	(418)	(2,478)
Balance, end of period	$115	$462	$115	$462

14. Commitments and Contingencies
Leases
We have entered into long-term operating lease agreements for office space and capital leases for fixed assets. The minimum fixed commitments related to all non-cancellable leases are as follows (in thousands):

	Operating Leases	Capital Leases
For the remaining three months ending December 31, 2018	$574	$67
For the years ending December 31:
2019	1,977	400
2020	608	20
2021	403	7
2022	314	—
2023	317	—
Total minimum lease payments	$4,193	494
Less: amount representing interest		(45)
Present value of minimum lease payments		449
Less: current obligation		(328)
Long-term obligations under capital lease		$121
We did not enter into any new capital lease arrangements during the three or nine months ended September 30, 2018 or 2017. Rental expenses included in general and administrative expenses for the three months ended September 30, 2018 and 2017 were $642 thousand and $1.0 million, respectively. Rental expenses for the nine months ended September 30, 2018 and 2017 were $2.0 million and $2.5 million, respectively.
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
For information regarding our policy for analyzing legal proceedings, please see "—Contingent Liabilities" in Note 2. As of September 30, 2018, we do not have any significant liabilities accrued for any of the legal proceedings mentioned above. We believe based on information currently available that the amount, if any, accrued for the above contingencies is adequate. However, legal proceedings are inherently unpredictable and, although we believe our accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolutions could occur, which could have a material adverse effect on our condensed consolidated financial statements, taken as a whole.

Other
Our products and services are subject to indirect tax obligations, including sales and use taxes, in certain states with which we are currently compliant, and taxability is generally determined by statutory state laws and regulations as well as an assessment of nexus, if applicable. Whether sales of our services are subject to additional states’ indirect taxes is uncertain, due in part to the unique nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. Therefore, we periodically analyze our facts and circumstances related to potential indirect tax obligations in state and other jurisdictions. The following table summarizes our non-income business tax liability activity (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$783	$94
Adjustments to existing liabilities	109	1,461
Payments	—	(94)
Balance at end of period	$892	$1,461
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
In June 2018, the Supreme Court heard the appeal from the South Dakota Supreme Court on the matter of South Dakota v. Wayfair, Inc. and ruled in favor of the state, perhaps giving states more authority to require online retailers and remote sellers to collect sales tax. We have the appropriate internal processes and capabilities and are compliant in the collection of sales and use tax across a broad tax footprint throughout the U.S. We place a significant amount of emphasis on the taxability of our products and services, rather than on nexus or physical presence. Therefore, we do not believe there is a material impact to our business. We will continue to monitor for further regulatory actions by states, and perhaps the federal government. Further actions, including any retrospective state requirements or actions impacting state income tax obligations, would likely increase our cost of doing business and could reduce demand for our services and create additional administrative and compliance burdens, all of which could adversely affect our results of operations.
We have entered into various software licenses and operational non-refundable commitments totaling approximately $57.2 million as of September 30, 2018, payable in monthly and yearly installments through December 31, 2021. These amounts will be expensed on a pro-rata basis and recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.
15. Other Long-Term Liabilities
The components of our other long-term liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Deferred rent	$657	$1,223
Uncertain tax positions, interest and penalties not recognized	1,022	1,669
Contract liabilities, non-current	30	—
Accrued general and administrative expenses	2	3
Total other long-term liabilities	$1,711	$2,895

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
In April 2017, we refinanced our indebtedness under the Prior Credit Agreement with a new term loan facility with PEAK6 Investments, L.P. ("PEAK6 Investments"). We also executed amendments to the new term loan facility in July 2017, November 2017, April 2018, and June 2018 (together with the amendments, the "Credit Agreement"), which had a principal outstanding amount of $14.5 million as of September 30, 2018 and an interest rate of 10.91% per annum. The maturity date of the Credit Agreement is December 31, 2018 with monthly principal payments until the remaining $14.5 million is repaid. The Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
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
On June 27, 2018, we entered into two promissory notes to borrow a total of $3.0 million from Loeb Holding Corporation ($2.0 million) and David A. McGough ($1.0 million) (for related party information, please see Note 19). On September 24, 2018, we entered into a promissory note under substantially identical terms to borrow an additional $1.0 million from Loeb Holding Corporation (together, the “Bridge Notes”). As of September 30, 2018, $4.0 million was outstanding under the Bridge Notes, as well as $84 thousand of accrued interest, payable upon maturity, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

The Bridge Notes provide (a) for a maturity date of June 30, 2019, (b) for an interest rate equivalent to the interest rate pursuant to the Credit Agreement, and (c) that the Company or the holder may convert or exchange the principal and accrued interest of such Bridge Note into securities to be sold by the Company in a “qualified financing” (an offering of debt and/or equity securities with net proceeds of at least $10 million (inclusive of the Bridge Notes) to the Company). All our obligations under the Bridge Notes are subordinated to the extent provided for in the subordination agreements dated as of June 27, 2018 (the “Subordination Agreements”) among the Borrower, the Lender and Peak6 Strategic Capital LLC. We used the net proceeds of the Bridge Notes to make required prepayments under the Credit Agreement. On August 1, 2018, we entered into an amendment to provide that the Bridge Notes shall not be convertible or exchangeable into any securities of the Company, with certain exceptions, if the issuance of such securities would require stockholder approval under the applicable NASDAQ Listing Rules.
Under the Credit Agreement and Bridge Notes, minimum required maturities were as follows (in thousands):

For the remaining three months ending December 31, 2018	$14,500
For the year ending December 31, 2019	4,000
Total outstanding as of September 30, 2018	$18,500
As of September 30, 2018, $18.5 million was outstanding under both agreements, which is presented net of unamortized debt issuance costs and debt discount totaling $265 thousand in our condensed consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2017, $21.5 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $764 thousand in our condensed consolidated balance sheets.
On October 31, 2018, we entered into the Note Purchase Agreement, pursuant to which we sold the Notes to Parent in the aggregate principal amount of $30.0 million for a purchase price in cash of $30.0 million, and issued to Loeb Holding Corporation and David A. McGough additional Notes in the aggregate principal amount of $4.0 million in exchange for the Bridge Notes previously issued by us to such Purchasers (who received payment in cash of the accrued and unpaid interest on the Bridge Notes). We used approximately $14.6 million of the net proceeds from the sale of the Notes to repay in full the principal outstanding under the Credit Agreement and to pay related interest thereon. We intend to use the balance of the net proceeds for general corporate purposes. The Notes mature on October 31, 2021 and are convertible in whole or in part, together with accrued and unpaid interest with respect to the principal amount converted, into shares of the Company’s common stock and preferred stock. For additional information on the Note Purchase Agreement as well as the Agreement and Plan of Merger, which we also entered into on October 31, 2018, please see Note 21.
The Credit Agreement, which was paid in full on October 31, 2018, contained certain customary covenants, including a requirement to maintain at all times a minimum cash on hand amount of the lesser of 20% or certain stated amounts of the total amount outstanding under the term loan, as set forth in the Credit Agreement, and minimum EBITDA requirements. The Credit Agreement also contained customary events of default, including among other things non-payment defaults, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, cross-defaults to other indebtedness, invalidity of loan documents defaults, change in control defaults, conduct of business defaults, and criminal and regulatory action defaults.
Warrant
In connection with the Credit Agreement, PEAK6 Investments purchased, for an aggregate purchase price of $1.5 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $5.00 per share ("Original Warrant”). In connection with a later amendment to the Credit Agreement, we issued a warrant to PEAK6 Investments for an additional purchase price of $700 thousand in cash ("Replacement Warrant"), and PEAK6 Investments surrendered the Original Warrant previously issued by us on April 20, 2017. The Replacement Warrant provides PEAK6 with the right to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share. The Replacement Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a “net share settlement” feature that requires the holder to exercise the Replacement Warrant without a cash payment upon the terms set forth therein. Warrants are included in stockholders' equity in our condensed consolidated balance sheets and were valued at $2.8 million as of September 30, 2018 and December 31, 2017. For additional information related to the fair value of the warrants, please see Note 7.

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
17. Income Taxes
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the nine months ended September 30, 2018, as there has been no change to the conclusion from the year ended December 31, 2017 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2018 and 2017 was (24.7)% and (0.2)%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2018 and 2017 was 140.3% and 0.2%, respectively. The increase in the rate for the nine months ended September 30, 2018 is primarily due to the discrete resolution of uncertain tax positions related to claimed general business credits under audit that were deemed effectively settled in the period, partially offset by an adjustment to the valuation allowance, which is further described below.
The amount of deferred tax assets considered realizable as of September 30, 2018 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.
We continued to evaluate the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and are applying the guidance in Staff Accounting Bulletin No. 118. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances, including the impact of our valuation allowance due to the indefinite life of certain deferred tax assets and the state adoption of the federal tax law changes. In the three months ended September 30, 2018, we made an adjustment to our initial assumptions based on new interpretations, which are consistent with the filing of our federal income tax return, by recording additional income tax expense in the amount of $212 thousand. We continue to review our facts and circumstances, including resolution, if any, of uncertainty surrounding conformity of the Tax Act from certain state tax jurisdictions, in the measurement period. We plan to complete our analysis no later than December 31, 2018. It is possible that future adjustments may have a material adverse effect on our cash tax liabilities, results of operations, or financial condition.
During the nine months ended September 30, 2018, we decreased our gross unrecognized tax benefits primarily related to a portion of tax credits that were settled in conjunction with the federal examination for tax years 2010 and 2011. There were no material changes to our uncertain tax positions during the nine months ended September 30, 2017.

18. Stockholders’ Equity
As of September 30, 2018, we have 4.0 million shares of common stock available for future grants of awards under the Plan, and awards for approximately 4.6 million shares are outstanding under all of our active and inactive plans.
Stock Options
Total share based compensation expense recognized for stock options, which is included in general and administrative expenses in our condensed consolidated statements of operations, for the three months ended September 30, 2018 and 2017 was $25 thousand and $170 thousand, respectively. Total share based compensation (benefit) expense recognized for stock options for the nine months ended September 30, 2018 and 2017 was $(183) thousand and $2.7 million, respectively. The decrease is primarily due to options granted in June 2017 that were fully expensed on each grant date due to a retirement-age specific provision in our Executive Chairman and President's employment and award agreements.
The following table summarizes our stock option activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term

			(In thousands)	(In years)
Outstanding at December 31, 2017	2,933,232	$3.82
Granted	539,000	$2.04
Canceled	(714,345)	$3.63
Outstanding at September 30, 2018	2,757,887	$3.52	$5	7.22
Exercisable at September 30, 2018	416,792	$4.66	$—	1.40
The weighted average grant date fair value of options granted, based on the Black Scholes method, during the three months ended September 30, 2018 was $0.84. There were no options granted in the three months ended September 30, 2017. The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $0.96 and $1.94, respectively.
There were no options exercised during the three or nine months ended September 30, 2018 or 2017.
As of September 30, 2018, there was $390 thousand of total unrecognized compensation cost related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.
Restricted Stock Units and Restricted Stock Awards
Total share based compensation expense recognized for restricted stock units and restricted stock awards (together, "RSUs"), which is included in general and administrative expense in our condensed consolidated statements of operations, for the three months ended September 30, 2018 and 2017 was $935 thousand and $1.6 million, respectively. Total share based compensation expense recognized for RSUs for the nine months ended September 30, 2018 and 2017 was $2.2 million and $4.0 million, respectively. The decrease in the year-to-date period is due to reversing the cumulative expense on 535 thousand unvested RSUs granted to a former employee that were forfeited in the nine months ended September 30, 2018.
The following table summarizes the activity of our RSUs during the nine months ended September 30, 2018:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,737,353	$3.83
Granted	120,000	$2.32
Canceled (1)	(719,775)	$3.72
Vested	(293,492)	$3.94
Outstanding at September 30, 2018	1,844,086	$3.75
____________________
1. Includes shares net-settled to cover statutory employee taxes related to the vesting of restricted stock awards, which increased treasury shares by 15 thousand and 68 thousand in the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was $2.9 million of total unrecognized compensation cost related to unvested RSUs granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.02 years.
Other
As of September 30, 2018, we have an outstanding Warrant held by our lender, PEAK6 Investments, to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share. For additional information, please see Note 16.
As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 15 thousand and 68 thousand in the nine months ended September 30, 2018 and 2017, respectively. There are no remaining unvested restricted stock awards outstanding. Under the Credit Agreement, we are currently prohibited from declaring and paying ordinary cash or stock dividends or repurchasing any shares of common stock.
19. Related Party Transactions
Digital Matrix Systems, Inc. – The Chief Executive Officer and President of Digital Matrix Systems, Inc. ("DMS"), David A. McGough, serves as one of our board members. We have service agreements with DMS for monitoring updates on a daily and quarterly basis, along with occasional contracts for certain credit analysis and application development services. In connection with these agreements, we paid monthly installments totaling $541 thousand and $491 thousand in the three months ended September 30, 2018 and 2017, respectively. In the nine months ended September 30, 2018 and 2017, we paid $1.8 million and $1.9 million, respectively. These amounts are included within cost of revenue and general and administrative expenses in our condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, we owed $108 thousand and $178 thousand, respectively, to DMS under these agreements.
On June 27, 2018, we entered into the Bridge Notes (which were amended and restated in August 2018) to borrow a total of $3.0 million, of which $1.0 million was funded by Mr. McGough. The Bridge Notes have a maturity date of June 30, 2019. As of September 30, 2018, we owed $1.0 million under this agreement.
PEAK6 Investments, L.P. – During 2017, we refinanced our existing senior secured indebtedness under the Prior Credit Agreement with the Credit Agreement with PEAK6 Investments. In connection with the Credit Agreement, we paid PEAK6 Investments $1.5 million for the repurchase of common stock, and we received a total of $2.2 million for the issuance of the Warrant. In the three months ended September 30, 2018 and 2017, we paid interest of $527 thousand and $485 thousand, respectively. In the nine months ended September 30, 2018 and 2017, we paid interest and other fees of $1.7 million and $864 thousand, respectively. As of September 30, 2018 and December 31, 2017, our outstanding principal balance was $14.5 million and $21.5 million, respectively. PEAK6 Investments owned approximately 419 thousand shares of our common stock immediately prior to the closing of the Credit Agreement. For additional information, please see Note 16.
Loeb Holding Corporation – On June 27, 2018, we entered into the Bridge Notes (which were amended and restated in August 2018) to borrow a total of $3.0 million, of which $2.0 million was funded by Loeb Holding Corporation ("Loeb"). On September 24, 2018 we entered into a promissory note to borrow an additional $1.0 million from Loeb Holding Corporation. The terms of the new promissory note are substantially identical to the prior Bridge Notes. Loeb beneficially owns approximately 40% of our outstanding shares of common stock and is our largest stockholder. Thomas L. Kempner, our Board member until October 2018, was the Chairman and Chief Executive Officer and the beneficial owner of a majority of the voting stock of Loeb. Bruce L. Lev, one of our Board members, is a Managing Director of Loeb. The Bridge Notes have a maturity date of June 30, 2019. As of September 30, 2018, we owed $3.1 million under this agreement, which includes accrued interest.
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
Monde of Events – The Chief Executive Officer of Monde of Events is the spouse of our Chief Operating Officer. We have retained Monde of Events to provide event planning services for our corporate events. In the three months ended September 30, 2018 and 2017, we paid Monde of Events $3 thousand and $13 thousand, respectively, for these services. In the nine months ended September 30, 2018 and 2017, we paid Monde of Events $13 thousand and $63 thousand, respectively, for these services. As of September 30, 2018, there were no amounts due to Monde of Events.
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

The following table sets forth segment information for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Personal Information Services	Insurance and Other Consumer Services	Bail Bonds Industry Solutions	Corporate	Consolidated
Three months ended September 30, 2018
Revenue	$35,984	$1,501	$—	$—	$37,485
Depreciation	1,584	3	—	—	1,587
Amortization	20	—	—	—	20
Income (loss) from operations	246	574	—	(835)	(15)
(Loss) income from continuing operations before income taxes	(628)	574	—	(835)	(889)
Three months ended September 30, 2017
Revenue	$37,845	$1,403	$—	$—	$39,248
Depreciation	1,355	23	—	—	1,378
Amortization	29	—	—	—	29
(Loss) income from operations	(1,155)	386	—	(1,487)	(2,256)
(Loss) income from continuing operations before income taxes	(1,859)	386	—	(1,487)	(2,960)

Nine months ended September 30, 2018
Revenue	$110,651	$4,531	$—	$—	$115,182
Depreciation	4,587	17	—	—	4,604
Amortization	118	—	—	—	118
Income (loss) from operations	2,841	1,671	—	(2,415)	2,097
Income (loss) from continuing operations before income taxes	528	1,671	—	(2,415)	(216)
Nine months ended September 30, 2017
Revenue	$114,832	$4,617	$182	$—	$119,631
Depreciation	3,880	86	—	—	3,966
Amortization	123	—	—	—	123
(Loss) income from operations	(6,514)	1,226	(46)	(6,353)	(11,687)
(Loss) income from continuing operations before income taxes	(9,800)	1,225	(46)	(6,353)	(14,974)
The following table sets forth segment information as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Property and Equipment, net	Total Assets	Property and Equipment, net	Total Assets
Segment:
Personal Information Services	$8,503	$27,436	$11,017	$35,517
Insurance and Other Consumer Services	6	9,796	23	10,159
Corporate	—	504	—	803
Consolidated	$8,509	$37,736	$11,040	$46,479
For revenue by geographic area, please see "—Disaggregation of Revenue" in Note 4.
21. Subsequent Events
On October 31, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parent and WC SACD One Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent, pursuant to which, among other things, subject to the terms and conditions of the Merger Agreement, Merger Sub has agreed to make a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock (the “Shares”), at a purchase price of $3.68 per Share in cash (the “Offer Price”). Parent and Merger Sub are affiliates of WC SACD One, Inc., (“WC SACD”), a joint venture formed by iSubscribed, WndrCo Holdings, LLC and certain General Catalyst funds (collectively, the “Investors”).
The transaction has been unanimously approved by a Special Committee of the Board of Directors of the Company comprised of independent and disinterested directors. Certain affiliates of Intersections have agreed, subject to customary conditions, not to tender a majority of their shares into the tender offer, but to roll over such shares in the transaction into WC SACD. Such affiliates have also entered into tender and support agreements with Parent pursuant to which they have, among other things, agreed to tender to Parent in the offer the shares of common stock that they are not rolling over in the transaction. The transaction is subject to customary closing conditions, including the expiration of the applicable period under the Hart-Scott-Rodino Act and a minimum tender condition that requires the tender of both more than 50% of the our outstanding shares and more than 50% of our outstanding shares held by stockholders other than directors, executive officers, and rollover participants. The transaction is not subject to any financing contingency. The transaction is expected to close during the first quarter of 2019.
If the Merger is consummated, our shares of Common Stock will be delisted from the NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On October 31, 2018, in connection with the Merger Agreement, we also entered into the Note Purchase Agreement, pursuant to which we sold the Notes to Parent in the aggregate principal amount of $30.0 million for a purchase price in cash of $30.0 million, and issued to Loeb Holding Corporation and David A. McGough additional Notes in the aggregate principal amount of $4.0 million in exchange for the Bridge Notes previously issued by us to such Purchasers (who received payment from the Company in cash of approximately $87 thousand for the accrued and unpaid interest on the Bridge Notes). We used approximately $14.6 million of the net proceeds from the sale of the Notes to repay in full the principal outstanding under the Credit Agreement and to pay related interest thereon. We intend to use the balance of the net proceeds for general corporate purposes.
The Notes mature on October 31, 2021, subject to potential acceleration in the event of certain specified events of default, and bear interest, payable quarterly in cash, at the rate of 6% per annum through October 31, 2019, and at the rate of 8% per annum thereafter, in each case subject to an increase of 2% per annum if any event of default has occurred and is continuing. The Notes are guaranteed by our subsidiaries and are secured by a first-priority security interest in substantially all the assets of the Company and such subsidiaries. The Notes are convertible in whole or in part, together with accrued and unpaid interest with respect to the principal amount converted, into shares of our common stock at a conversion price of $2.27 per share, subject to adjustment. To the extent the Company remains listed on NASDAQ and conversion occurs prior to the date on which approval of the Company’s stockholders to permit conversion of all the Notes into shares of common stock under the rules of NASDAQ becomes effective, we shall not be required to issue more shares of common stock than the converting Note holder’s pro rata share of 19.9% of the shares of common stock outstanding following conversion, and the remainder of the Notes to be converted shall be convertible into shares of non-voting convertible preferred stock of the Company (the “Preferred Stock”). Prior to the date on which such approval of the Company’s stockholders becomes effective, the issuance of common stock upon conversion of the Notes to officers or directors of the Company or their affiliates may be further limited to the extent they are subject to applicable NASDAQ rules. The Notes will automatically convert into common stock and (if applicable) Preferred Stock immediately prior to either the completion of the Merger or the consummation of a “Superior Transaction” (as defined in the Notes). Each Note may also be converted, at the option of the Purchaser, upon (i) the consummation of certain “Alternative Transactions” (as defined in the Notes), (ii) a determination by the Company’s Board of Directors that the Company is no longer pursuing a process to sell the Company, or (iii) on or after April 30, 2019.

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
Forward-Looking Statements
Statements in this discussion and analysis relating to future plans, results, performance, expectations, achievements and the like are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project,'' "plan," "intend," "believe," "may," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or expectations concerning the acquisition (including the anticipated timing of consummation of the acquisition). Those forward-looking statements involve known and unknown risks and uncertainties and are subject to change based on various factors and uncertainties that may cause actual results to differ materially from those expressed or implied by those statements, including uncertainties as to the timing of the Offer and the subsequent merger; the risk that the Offer or the subsequent merger may not be completed in a timely manner or at all; (uncertainties as to the percentage of the Company stockholders tendering their shares in the Offer; the possibility that competing offers or acquisition proposals for the Company will be made; the possibility that any or all of the various conditions to the consummation of the Offer or the subsequent merger may not be satisfied or waived, including the failure to receive a tender of majority of the shares held by unaffiliated stockholders of the Company; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances which would require the Company to pay a termination fee or other expenses; the effect of the announcement or pendency of the transactions contemplated by the Merger Agreement on the Company’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally; risks related to diverting management’s attention from the Company’s ongoing business operations; the risk that stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability; our ability to generate revenue from our partner sales strategy and business development pipeline with our distribution partners; the timing and success of new product launches and other growth initiatives, including our Identity Guard® with Watson™ service; the continuing impact of the regulatory environment on our business; the continued dependence on a small number of financial institutions for a majority of our revenue and to service our U.S. financial institution customer base; our incurring additional restructuring charges; our incurring additional charges for non-income business taxes or otherwise, or impairment costs or charges on goodwill and/or other assets; our ability to control costs; and our failure to protect private data due to a security breach or other unauthorized access. Factors and uncertainties that may cause actual results to differ include but are not limited to the risks disclosed under "Forward-Looking Statements," "Item 1. Business—Government Regulation" and "Item 1A. Risk Factors" in the Company’s most recent Annual Report on Form 10-K and herein and in its recent other filings with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to revise or update any forward-looking statements unless required by applicable law.
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
On October 31, 2018, we entered into an Agreement and Plan of Merger as well as a Note Purchase and Exchange Agreement. For additional information, please see Note 21 to our condensed consolidated financial statements.
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
We believe the threat to consumers’ personal information goes beyond traditional credit monitoring. The proliferation of data breaches, the pervasive use of social media and the increased sophistication of cyber criminals requires a solution for consumers’ needs in the identity protection space. To effectively identify, manage and remediate these new threats to consumers, we expanded Identity Guard® with Watson™. Identity Guard® with Watson™ is an identity theft monitoring and privacy advisory solution that can be personalized to each individual’s specific needs and is designed to protect the entire family. Identity Guard® with Watson™ maximizes the power of IBM Watson™ cognitive computing to offer consumers the traditional credit monitoring services as well as non-credit related preventative alert services, using previously unmonitored unstructured data sources and processes and safe web browsing tools. Identity Guard® with Watson™ also equips users to reduce their risk of identity theft by educating individuals on existing risks to their personal information and recommending personalized remediation actions. Identity Guard® with Watson™ also offers social insights that help consumers and their families understand and responsibly manage their social media presence, including assistance to strengthen a consumer’s online privacy settings and remediation of potentially damaging posts. We believe it is the first service of its kind in our industry that uses natural language processing and machine learning to reveal insights from large amounts of unstructured data, delivered through the IBM Watson™ technology platform. This platform is more scalable and adaptable than our legacy platform, which we believe will enable us to develop innovative new products and features for consumers and organizations more readily than in the past. As we focus on making Identity Guard® with Watson™ our leading offering to consumers and their families, we significantly invested in our product and business development group in 2017 and continued this investment in 2018, as the pipeline of engagement leads grows and we continue to seek to convert the market opportunities into sustainable revenue.
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

We derive the majority of our revenue from historical agreements with U.S. financial institutions, which constituted approximately 51% and 56% of our Personal Information Services segment revenue in the nine months ended September 30, 2018 and 2017, respectively. Revenue from our largest client, Bank of America, constituted approximately 42% and 45% of our Personal Information Services segment revenue in the nine months ended September 30, 2018 and 2017, respectively. Bank of America ceased marketing of our services to new customers in 2011. Under our agreements with Bank of America, we continue to provide our services to the subscribers we acquired through Bank of America before December 31, 2011, subject to normal attrition and other ongoing adjustments by us or Bank of America, which may result in cancellation of certain subscribers or groups of subscribers.
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
Critical Accounting Policies
Management Estimates
In preparing our condensed consolidated financial statements, we make estimates and assumptions that can have a significant impact to our condensed consolidated financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We have identified the following policies as critical to our business operations and the understanding of our condensed consolidated results of operations. For further information on our critical and other accounting policies, please see Note 2 to our condensed consolidated financial statements.
Revision to Previously Issued Financial Statements
The results of operations for the three and nine months ended September 30, 2017 have been updated to reflect an adjustment to our share based compensation expense, which is recorded in general and administrative expenses in our condensed consolidated statements of operations. The change in share based compensation from the amount as reported to the amount as revised was a $2.4 million increase for the three and nine months ended September 30, 2017. These changes are reflected in the loss from operations, loss from continuing operations before income taxes, net loss and basic and diluted net loss per common share figures in these condensed consolidated financial statements. For additional information, please see Note 21 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
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
As of September 30, 2018, goodwill of $347 thousand resided in our Insurance and Other Consumer Services reporting unit and goodwill of $9.4 million resided in our Personal Information Services reporting unit. For additional information, please see Note 11 to our condensed consolidated financial statements.
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
We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. The fair value of each option granted has been estimated as of the date of grant with the following weighted-average assumptions for the nine months ended September 30, 2018 and 2017:
Expected Dividend Yield. Under the Credit Agreement, we are currently prohibited from declaring and paying dividends and therefore, the expected dividend yield was zero.
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

Expected Term. The expected term of options granted was determined by considering employees’ historical exercise patterns or homogeneous management pools, which we determined is approximately 5.0 years for both 2018 and 2017. We will continue to review our estimate in the future and adjust it, if necessary, due to changes in our historical exercises.
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
Contract Assets and Contract Liabilities
In accordance with Topic 606 and the practical expedient to apply the guidance on a portfolio of contracts, which effectively treats contracts with similar characteristics as a single contract, we presented a net contract asset or contract liability for the majority of our subscribers. This presentation effectively reduced our total accounts receivable as of March 31, 2018 from December 31, 2017 and was offset by a comparable decrease in contract liabilities. In addition, we separately state unbilled contract assets in our condensed consolidated balance sheet as of September 30, 2018, which we previously included in accounts receivable. For additional information, please see Notes 3 and 4 to our condensed consolidated financial statements.
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
Results of Operations
Three Months Ended September 30, 2018 and 2017 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Three Months Ended September 30,				Change
	2018	Percent of Revenue	2017	Percent of Revenue	Dollars	Percent
Revenue	$37,485	100.0%	$39,248	100.0%	$(1,763)	(4.5)%
Operating expenses:
Marketing	631	1.7%	2,682	6.8%	(2,051)	(76.5)%
Commission	8,743	23.3%	9,462	24.1%	(719)	(7.6)%
Cost of revenue	12,481	33.3%	13,126	33.4%	(645)	(4.9)%
General and administrative	14,038	37.4%	14,827	37.8%	(789)	(5.3)%
Depreciation	1,587	4.2%	1,378	3.5%	209	15.2%
Amortization	20	0.1%	29	0.1%	(9)	(31.0)%
Total operating expenses	37,500	100.0%	41,504	105.7%	(4,004)	(9.6)%
Loss from operations	(15)	—%	(2,256)	(5.7)%	2,241	(99.3)%
Interest expense, net	(930)	(2.5)%	(701)	(1.8)%	(229)	32.7%
Loss on extinguishment of debt	—	—%	—	—%	—	N/M
Other income (expense), net	56	0.1%	(3)	—%	59	(1,966.7)%
Loss from continuing operations before income taxes	(889)	(2.4)%	(2,960)	(7.5)%	2,071	(70.0)%
Income tax expense	(220)	(0.6)%	(6)	—%	(214)	3,566.7%
Loss from continuing operations	(1,109)	(3.0)%	(2,966)	(7.6)%	1,857	(62.6)%
Loss from discontinued operations, net of tax	—	—%	(1,030)	(2.6)%	1,030	(100.0)%
Net loss	$(1,109)	(3.0)%	$(3,996)	(10.2)%	$2,887	(72.2)%

Revenue and Subscribers
The following tables provide details of our revenue and subscriber information for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)		(Percent of total)
Bank of America	$15,021	$16,828	40.0%	42.9%
All other financial institution clients	3,506	3,946	9.4%	10.1%
Subtotal: financial institutions	18,527	20,774	49.4%	53.0%
Identity Guard® and Identity Guard® with Watson™ (1)	13,270	12,396	35.4%	31.5%
Canadian business lines	3,261	3,405	8.7%	8.7%
Breach services & other (1)	926	1,270	2.5%	3.2%
Subtotal: ongoing business lines	17,457	17,071	46.6%	43.4%
Total Personal Information Services revenue	35,984	37,845	96.0%	96.4%
Revenue from other segments	1,501	1,403	4.0%	3.6%
Consolidated revenue	$37,485	$39,248	100.0%	100.0%
Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® Services (1)	Canadian Business Lines (2)	Total
Balance at June 30, 2018	580	357	159	1,096
Additions	—	14	37	51
Cancellations	(15)	(19)	(23)	(57)
Balance at September 30, 2018	565	352	173	1,090

Balance at June 30, 2017	663	329	161	1,153
Additions	—	38	23	61
Cancellations	(23)	(29)	(25)	(77)
Balance at September 30, 2017	640	338	159	1,137
____________________
1. We periodically refine the criteria used to calculate and report our subscriber data. In 2017, we determined that certain subscribers who receive our breach response services should no longer be included in the presentation of Identity Guard® Services subscribers or revenue due to the nonrecurring nature of our breach response services. For comparability, all periods presented have been recast to reflect this change in subscribers and revenue.
2. Under our collaborative marketing arrangement, we recognize half of all the revenue earned from the Canadian Business subscribers reported above.
Personal Information Services Revenue
Revenue from our actively marketed, ongoing business lines, Identity Guard®, Canada, and Breach services and other, increased $386 thousand, or 2.3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The Identity Guard® Services revenue increased 7.1% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as revenue gains from subscriber increases in several of our Identity Guard® channels were partially offset by decreases in revenue from subscribers acquired through one of our partners, Costco, that is no longer marketing our services. The Identity Guard® Services subscriber base increased 4.1% from September 30, 2017 as a result of new subscribers acquired in the later part of 2017 primarily through one of our employee benefit partners. In mid-2017, we reduced marketing spending in certain direct-to-consumer channels and expect to continue a reduced level of spending through the remainder of 2018, which may result in reduced subscriber additions in those channels. We continue to focus on improving and expanding our affiliate marketing channels for direct-to-consumer subscriber acquisitions, partner relationships, and business relationships with employers to offer Identity Guard® Services as an employee benefit option, which, if successful, could increase our revenue and subscriber counts over the next twelve months.

The revenue increase in the ongoing business lines was more than offset by a $2.2 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
Revenue from Other Segments
The decrease in revenue continues to be due to subscriber attrition and portfolio cancellations in our Insurance and Other Consumer Services segment, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these services. We had approximately 32 thousand subscribers in our Insurance and Other Consumer Services segment as of September 30, 2018, which is a 24% decrease from our subscriber base of 42 thousand subscribers as of September 30, 2017.
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
In the three months ended September 30, 2018 and 2017, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. We did not amortize deferred subscription solicitation costs related to marketing for the three months ended September 30, 2018 due to the adoption of Topic 606, as described above. Amortization of deferred subscription solicitation costs for the three months ended September 30, 2017 was $2.2 million.
Marketing costs of $631 thousand were expensed as incurred for the three months ended September 30, 2018. Marketing costs that did not meet the criteria for capitalization and were expensed as incurred for the three months ended September 30, 2017 were $441 thousand. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.
Commission Expenses
Commission expenses consist of commissions paid to our clients and other partners, as well as amortization of incremental contract costs due to the adoption of Topic 606. The decrease is related to a decrease in subscribers largely from our financial institution subscriber base for which commissions based on a percentage of revenue are paid. We expect commission expenses related to our financial institution subscriber base to continue to decline due to normal attrition of subscribers in client portfolios with no new marketing activity. However, the decline may be partially or completely offset by increased commission expenses paid to affiliates, partners and internal incentive plans related to increased sales of our new service offerings. We expect commission expenses as a percentage of revenue to remain relatively flat for the remainder of 2018.
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

General and Administrative Expenses
General and administrative expenses consist of personnel and facilities expenses associated with our executive, sales, marketing, information technology, legal, human resources and finance functions, as well as internal audit, payroll, share based compensation and other corporate overhead costs. The decrease in general and administrative expenses is primarily due to lower payroll-related costs, including $849 thousand lower share based compensation expense.
In connection with our continuing efforts to refinance our debt that was outstanding as of September 30, 2018, we incurred significant transaction costs, of which $334 thousand was included in general and administrative expenses in the three months ended September 30, 2018. We expect to pay significant additional transaction costs over the next twelve months but cannot yet estimate what portion will be included in general and administrative expenses.
Depreciation
Depreciation consists primarily of depreciation of our fixed assets and capitalized software. The increase in depreciation is primarily due to increases in internally developed capitalized software placed in service related to the continuous innovative development of Identity Guard® with Watson™. Our capitalized software is generally depreciated over a period of three years.
Goodwill
During the three months ended September 30, 2018, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting units decrease, we may incur additional impairment charges in the future.

Results of Operations
Nine Months Ended September 30, 2018 and 2017 (all tables are in thousands, except percentages):
The condensed consolidated results of operations are as follows:

	Nine Months Ended September 30,				Change
	2018	Percent of Revenue	2017	Percent of Revenue	Dollars	Percent
Revenue	$115,182	100.0%	$119,631	100.0%	$(4,449)	(3.7)%
Operating expenses:
Marketing	2,455	2.1%	9,294	7.8%	(6,839)	(73.6)%
Commission	26,949	23.4%	28,966	24.2%	(2,017)	(7.0)%
Cost of revenue	37,284	32.4%	39,694	33.2%	(2,410)	(6.1)%
General and administrative	41,675	36.2%	49,169	41.1%	(7,494)	(15.2)%
Loss on disposition of Captira Analytical	—	—%	106	0.1%	(106)	(100.0)%
Depreciation	4,604	4.0%	3,966	3.3%	638	16.1%
Amortization	118	0.1%	123	0.1%	(5)	(4.1)%
Total operating expenses	113,085	98.2%	131,318	109.8%	(18,233)	(13.9)%
Income (loss) from operations	2,097	1.8%	(11,687)	(9.8)%	13,784	(117.9)%
Interest expense, net	(2,284)	(2.0)%	(1,895)	(1.6)%	(389)	20.5%
Loss on extinguishment of debt	—	—%	(1,525)	(1.3)%	1,525	(100.0)%
Other (expense) income, net	(29)	—%	133	0.1%	(162)	(121.8)%
Loss from continuing operations before income taxes	(216)	(0.2)%	(14,974)	(12.5)%	14,758	(98.6)%
Income tax benefit	303	0.3%	23	—%	280	1,217.4%
Income (loss) from continuing operations	87	0.1%	(14,951)	(12.5)%	15,038	(100.6)%
Loss from discontinued operations, net of tax	—	—%	(2,449)	(2.0)%	2,449	(100.0)%
Net income (loss)	$87	0.1%	$(17,400)	(14.5)%	$17,487	(100.5)%
Revenue
The following tables provide details of our revenue and subscriber information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)		(Percent of total)
Bank of America	$46,099	$51,815	40.0%	43.3%
All other financial institution clients	10,842	12,227	9.4%	10.2%
Subtotal: financial institutions	56,941	64,042	49.4%	53.5%
Identity Guard® and Identity Guard® with Watson™ (1)	40,178	36,889	34.9%	30.8%
Canadian business lines	9,658	9,684	8.4%	8.2%
Breach services & other (1)	3,874	4,217	3.4%	3.5%
Subtotal: ongoing business lines	53,710	50,790	46.7%	42.5%
Total Personal Information Services revenue	110,651	114,832	96.1%	96.0%
Revenue from other segments	4,531	4,799	3.9%	4.0%
Consolidated revenue	$115,182	$119,631	100.0%	100.0%

Personal Information Services Segment Subscribers

	Financial Institution	Identity Guard® Services (1)	Canadian Business Lines (2)	Total
Balance at December 31, 2017	620	359	161	1,140
Additions	—	51	87	138
Cancellations	(55)	(58)	(75)	(188)
Balance at September 30, 2018	565	352	173	1,090

Balance at December 31, 2016	705	317	162	1,184
Additions	2	116	81	199
Cancellations	(67)	(95)	(84)	(246)
Balance at September 30, 2017	640	338	159	1,137
____________________
1. We periodically refine the criteria used to calculate and report our subscriber data. In 2017, we determined that certain subscribers who receive our breach response services should no longer be included in the presentation of Identity Guard® Services subscribers or revenue due to the nonrecurring nature of our breach response services. For comparability, all periods presented have been recast to reflect this change in subscribers and revenue.
2. Under our collaborative marketing arrangement, we recognize half of all the revenue earned from the Canadian Business subscribers reported above.
Personal Information Services Revenue
Revenue from our actively marketed, ongoing business lines, Identity Guard®, Canada, and Breach services and other, increased $2.9 million, or 5.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The Identity Guard® Services revenue increased 8.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as revenue gains from subscriber increases in several of our Identity Guard® channels were partially offset by decreases in revenue from subscribers acquired through one of our partners, Costco, that is no longer marketing our services. The Identity Guard® Services subscriber base increased 4.1% from September 30, 2017 as a result of new subscribers acquired in the later part of 2017 primarily through one of our employee benefit partners. In mid-2017, we reduced marketing spending in certain direct-to-consumer channels and expect to continue a reduced level of spending through the remainder of 2018, which may result in reduced subscriber additions in those channels. We continue to focus on improving and expanding our affiliate marketing channels for direct-to-consumer subscriber acquisitions, partner relationships, and business relationships with employers to offer Identity Guard® Services as an employee benefit option, which, if successful, could increase our revenue and subscriber counts over the next twelve months.
The revenue increase in the ongoing business lines was more than offset by a $7.1 million decline in revenue from our Bank of America and other financial institution clients, which is primarily the result of normal subscriber attrition within the portfolios we continue to service. Due to our ceased marketing and retention efforts, we expect revenue and related earnings from our financial institution client base to continue to decrease.
Revenue from Other Segments
The decrease in revenue continues to be due to subscriber attrition and portfolio cancellations in our Insurance and Other Consumer Services segment, which consists of purchasers of both insurance and membership services that have recurring subscription benefits, and minimal new subscription sales due to substantially ceased marketing efforts by most of our clients for these services. We had approximately 32 thousand subscribers in our Insurance and Other Consumer Services segment as of September 30, 2018, which is a 24% decrease from our subscriber base of 42 thousand subscribers as of September 30, 2017.
Marketing Expenses
In the nine months ended September 30, 2018 and 2017, our marketing expenses resulted primarily from marketing activity for direct-to-consumer and Canadian subscriber acquisitions, which decreased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We did not amortize deferred subscription solicitation costs related to marketing for the nine months ended September 30, 2018 due to the adoption of Topic 606, as described in Notes 3 and 4 to our condensed consolidated financial statements. Amortization of deferred subscription solicitation costs for the nine months ended September 30, 2017 was $7.9 million.
Marketing costs of $2.5 million were expensed as incurred for the nine months ended September 30, 2018. Marketing costs that did not meet the criteria for capitalization and were expensed as incurred for the nine months ended September 30, 2017 were $1.4 million. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs, which may result in less marketing costs, reduced subscriber acquisitions and revenue.
Commission Expenses
The decrease is related to a decrease in subscribers largely from our financial institution subscriber base for which commissions based on a percentage of revenue are paid. We expect commission expenses related to our financial institution subscriber base to continue to decline due to normal attrition of subscribers in client portfolios with no new marketing activity. However, the decline may be partially or completely offset by increased commission expenses paid to affiliates, partners and internal incentive plans related to increased sales of our new service offerings. We expect commission expenses as a percentage of revenue to remain relatively flat for the remainder of 2018.
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
General and Administrative Expenses
The decrease in general and administrative expenses is primarily due to lower payroll-related costs, including $4.6 million lower share based compensation expense, lower severance expense of $1.2 million and executive management bonuses of $1.0 million in 2017 that did not reoccur in 2018. The decrease in share based compensation expense is primarily due to options granted in June 2017 that were fully expensed on each grant date due to a retirement-age specific provision in our Executive Chairman and President's employment and award agreements, as well as a reversal of the cumulative expense on unvested options and RSUs granted to a former employee that were forfeited in the first quarter of 2018.
In connection with our continuing efforts to refinance our debt that was outstanding as of September 30, 2018, we incurred significant transaction costs, of which $467 thousand was included in general and administrative expenses in the nine months ended September 30, 2018. We expect to pay significant additional transaction costs over the next twelve months but cannot yet estimate what portion will be included in general and administrative expenses.
Depreciation
The increase is primarily due increases in internally developed capitalized software placed in service related to the continuous innovative development of Identity Guard® with Watson™.
Goodwill
During the nine months ended September 30, 2018, we did not identify any triggering events related to our goodwill and therefore were not required to test our goodwill for impairment. To the extent our Personal Information Services or Insurance and Other Consumer Services reporting units realize unfavorable actual results compared to forecasted results, or decrease forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting units decrease, we may incur additional impairment charges in the future.
Interest Expense
Interest expense increased to $930 thousand for the three months ended September 30, 2018 from $701 thousand for the three months ended September 30, 2017. Interest expense increased to $2.3 million for the nine months ended September 30, 2018 from $1.9 million for the nine months ended September 30, 2017. As a result of the outstanding debt under the Credit Agreement and Bridge Notes, we expect to continue to incur significant interest expense until maturity. For additional information, please see Note 16 to our condensed consolidated financial statements.
Other Income (Expense), net
Other income was $56 thousand for the three months ended September 30, 2018 compared to other (expense) of $(3) thousand for the three months ended September 30, 2017. Other (expense) was $(29) thousand for the nine months ended September 30, 2018 compared to other income of $133 thousand for the nine months ended September 30, 2017. The fluctuations in the quarter-to-date and year-to-date periods are primarily due to changes in the Canadian foreign exchange rate, as well as the timing of related cash payments, which caused unrealized foreign exchange gains or losses during various periods.
Income Taxes
We continued to evaluate all significant available positive and negative evidence including, but not limited to, our three-year cumulative loss, as adjusted for permanent items; insufficient sources of taxable income in prior carryback periods in order to utilize all of the existing definite-lived net deferred tax assets; unavailability of prudent and feasible tax-planning strategies; negative adjustments to our projected taxable income; and scheduling of the future reversals of existing temporary differences. As a result, we were not able to recognize a net tax benefit associated with our pre-tax loss in the nine months ended September 30, 2018, as there has been no change to the conclusion from the year ended December 31, 2017 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.
Our consolidated effective tax rate from continuing operations for the three months ended September 30, 2018 and 2017 was (24.7)% and (0.2)%, respectively. Our consolidated effective tax rate from continuing operations for the nine months ended September 30, 2018 and 2017 was 140.3% and 0.2%, respectively. The increase in the rate for the nine months ended September 30, 2018 is primarily due to the discrete resolution of uncertain tax positions related to claimed general business credits under audit that were deemed effectively settled in the period, partially offset by an adjustment to the valuation allowance, which is further described below.
The amount of deferred tax assets considered realizable as of September 30, 2018 could be adjusted if facts and circumstances in future reporting periods change, including, but not limited to, generating sufficient future taxable income in the carryforward periods. If certain substantial changes in the entity’s ownership were to occur, there would be an annual limitation on the amount of the carryforwards that can be utilized in the future.
We continued to evaluate the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and are applying the guidance in Staff Accounting Bulletin No. 118. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances, including the impact of our valuation allowance due to the indefinite life of certain deferred tax assets and the state adoption of the federal tax law changes. In the three months ended September 30, 2018, we made an adjustment to our initial assumptions based on new interpretations, which are consistent with the filing of our federal income tax return, by recording additional income tax expense in the amount of $212 thousand. We continue to review our facts and circumstances, including resolution, if any, of uncertainty surrounding conformity of the Tax Act from certain state tax jurisdictions, in the measurement period. We plan to complete our analysis no later than December 31, 2018. It is possible that future adjustments may have a material adverse effect on our cash tax liabilities, results of operations, or financial condition.
During the nine months ended September 30, 2018, we decreased our gross unrecognized tax benefits primarily related to a portion of tax credits that were settled in conjunction with the federal examination for tax years 2010 and 2011. There were no material changes to our uncertain tax positions during the nine months ended September 30, 2017.
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
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of September 30, 2018 were $5.8 million compared to $8.5 million as of December 31, 2017. Our cash and cash equivalents are highly liquid investments and may include short-term U.S. Treasury securities with original maturity dates of less than or equal to 90 days.
Our accounts receivable balance as of September 30, 2018 was $6.1 million compared to $8.2 million as of December 31, 2017. The decrease is primarily due to the adoption of Topic 606 and was offset by a comparable decrease to contract liabilities. For additional information, please see Notes 3 and 4 to our condensed consolidated financial statements. The likelihood of non-payment of billings has historically been remote with respect to our Identity Guard® Services, financial institution and insurance services clients, however, we do provide for an allowance for doubtful accounts with respect to breach response services.
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
On June 8, 2018, we entered into Amendment No. 4 to the Credit Agreement (as defined in Note 16 to the condensed consolidated financial statements), which set forth required monthly principal payments beginning June 30, 2018, and shortened the maturity date of the secured indebtedness evidenced by the Credit Agreement to December 31, 2018. In June and September 2018, we entered into the Bridge Notes (as defined in Note 16 to the condensed consolidated financial statements) in the aggregate amount of $4.0 million ($3.0 million on June 27, 2018 and $1.0 million on September 24, 2018), which were convertible into a qualified future financing and had a maturity date of June 30, 2019. As of September 30, 2018, the outstanding balance of the Credit Agreement was $14.5 million, the outstanding balances of the Bridge Notes totaled $4.0 million, and our cash on hand was approximately $5.8 million.
On October 31, 2018, we entered into a note purchase and exchange agreement (the “Note Purchase Agreement”), pursuant to which we sold to WC SACD One Parent, Inc. (“Parent”) Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of $30.0 million for a purchase price in cash of $30.0 million, and issued to Loeb Holding Corporation and David A. McGough (together with Parent, the “Purchasers” and each a “Purchaser”) additional Notes in the aggregate principal amount of $4.0 million in exchange for the Bridge Notes previously issued by us to such Purchasers (who received payment in cash of the accrued and unpaid interest on the Bridge Notes). We used approximately $14.6 million of the net proceeds from the sale of the Notes to repay in full the principal outstanding under the Credit Agreement and to pay related interest thereon. We intend to use the balance of the net proceeds for general corporate purposes. The Notes mature on October 31, 2021 and are convertible in whole or in part, together with accrued and unpaid interest with respect to the principal amount converted, into shares of the Company’s common stock and preferred stock. For additional information on the Note Purchase Agreement as well as the Agreement and Plan of Merger, which we also entered into on October 31, 2018, please see Note 21 to the condensed consolidated financial statements.
We evaluated these conditions and determined it is probable that we will be able to meet all our obligations over the next twelve months.
We expect to continue to fund sales, marketing, business development, and product development activities from cash on hand and anticipated cash provided by operations. The initiative to limit cash spend for certain historically productive direct-to-consumer marketing that began in the second quarter of 2017 is expected to continue and have a positive impact on our cash flows provided by operations. We also expect our Identity Guard® Services subscriber base and related revenue to continue to increase as a result of new client relationships as well as the expansion of existing client relationships. If there is a material change in our anticipated cash provided by operations or working capital needs, as a result of not achieving these revenue objectives, not maintaining or reducing our costs, or for other reasons, at a time when the Notes remain outstanding and/or we are not in compliance with all of the covenants in the Notes or related Note Purchase Agreement or otherwise do not have access to other sources of capital, our liquidity could be negatively affected.
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

	Nine Months Ended September 30,
	2018	2017	Difference

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash flows provided by (used in) continuing operations	$3,520	$(1,819)	$5,339
Cash flows used in discontinued operations	—	(2,313)	2,313
Net cash provided by (used in) operating activities	3,520	(4,132)	7,652
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash flows used in continuing operations	(2,265)	(4,294)	2,029
Cash flows provided by discontinued operations	—	4	(4)
Net cash used in investing activities	(2,265)	(4,290)	2,025
Cash flows (used in) provided by financing activities	(3,968)	4,214	(8,182)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,713)	(4,208)	1,495
CASH AND CASH EQUIVALENTS- beginning of period	8,502	10,857	(2,355)
Cash reclassified to assets held for sale at beginning of period	—	321	(321)
CASH AND CASH EQUIVALENTS - end of period	$5,789	$6,970	$(1,181)
The increase in operating cash flows from continuing operations is primarily due to decreased marketing spend in the nine months ended September 30, 2018 compared to the prior year period. We continue to expect our limited direct-to-consumer marketing spend to focus on our historically most productive channels or programs. However, we incurred incremental internal payroll costs to grow our business development and sales departments in 2017, and continue to incur similar costs in 2018 as we continue our efforts to support our growth initiatives in various marketing channels. These incremental costs have been offset by normal reductions in headcount in other departments, which were not replaced.
We continue to correspond with the applicable authorities in an effort toward resolution of our potential remaining indirect tax obligations in the remainder of 2018. For additional information, please see "—Other" below. Payment of these liabilities have and may continue to decrease our cash from operations for the next twelve months. In October 2018, as the result of an expected audit assessment, we paid a portion, which was approximately $205 thousand, of the non-income business tax liability. In addition, in the nine months ended September 30, 2018, we effectively settled a portion of our income tax refund claims, which were under federal income tax audit, and we received approximately $1.3 million. We do not expect to receive the remaining income tax refund receivable of approximately $1.0 million in 2018. We continue our efforts to advance the remaining income tax audit to closure within the next twelve months. Subsequent to September 30, 2018, we received a $1.2 million payment from our collaborative marketing arrangement in Canada. The cash represents our share of revenue from a significant breach response service, which is billed in advance of fulfillment, and we expect this contract liability to be amortized ratably over the various breach service periods.
In connection with our continuing efforts to refinance our debt that was outstanding as of September 30, 2018, we incurred significant transaction costs that were either included in general and administrative expenses in our condensed consolidated statements of operations or capitalized in our condensed consolidated balance sheets. In the nine months ended September 30, 2018, we paid approximately $679 thousand of such costs, and we expect to pay significant additional transaction costs over the next twelve months.

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
Credit Facility and Borrowing Capacity
Debt
In April 2017, we refinanced our indebtedness under the Prior Credit Agreement with a new term loan facility with PEAK6 Investments, L.P. ("PEAK6 Investments"). We also executed amendments to the new term loan facility in July 2017, November 2017, April 2018, and June 2018 (together with the amendments, the "Credit Agreement" and described in further detail below), which had a principal outstanding amount of $21.5 million as of September 30, 2018 and an initial interest rate of 9.99% per annum, to be adjusted annually on March 31 to 8.25% plus 1 year LIBOR. The maturity date of the Credit Agreement is April 20, 2021 with quarterly principal payments of $1.3 million commencing on September 30, 2019. The Credit Agreement is secured by substantially all our assets and a pledge by us of stock and membership interests we hold in any domestic and first-tier foreign subsidiaries.
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
On June 27, 2018, we entered into two promissory notes to borrow a total of $3.0 million from Loeb Holding Corporation ($2.0 million) and David A. McGough ($1.0 million) (for related party information, please see Note 19). On September 24, 2018, we entered into a promissory note under substantially identical terms to borrow an additional $1.0 million from Loeb Holding Corporation (together, the “Bridge Notes”). As of September 30, 2018, $4.0 million was outstanding under the Bridge Notes, as well as $84 thousand of accrued interest, payable upon maturity, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
As of September 30, 2018, $18.5 million was outstanding under the Credit Agreement and Bridge Notes, which is presented net of unamortized debt issuance costs and debt discount totaling $265 thousand in our consolidated balance sheets in accordance with U.S. GAAP. As of December 31, 2017, $21.5 million was outstanding under the Credit Agreement, which is presented net of unamortized debt issuance costs and debt discount totaling $764 thousand in our consolidated balance sheets. The amendment executed on April 3, 2018 included provision for a voluntary, partial prepayment of the outstanding principal balance of the term loan in the amount of $1.0 million, which was paid on the same date.

As described above, we used a portion of the net proceeds from the sale of the Notes to repay in full the principal outstanding under the Credit Agreement. The Notes, as described above, mature on October 31, 2021, subject to potential acceleration in the event of certain specified events of default, and bear interest, payable quarterly in cash, at the rate of 6% per annum through October 31, 2019, and at the rate of 8% per annum thereafter, in each case subject to an increase of 2% per annum if any event of default has occurred and is continuing. The Notes are guaranteed by our subsidiaries and are secured by a first-priority security interest in substantially all the assets of the Company and such subsidiaries. The Notes are convertible in whole or in part, together with accrued and unpaid interest with respect to the principal amount converted, into shares of our common stock at a conversion price of $2.27 per share, subject to adjustment. To the extent the Company remains listed on NASDAQ and conversion occurs prior to the date on which approval of the Company’s stockholders to permit conversion of all the Notes into shares of common stock under the rules of NASDAQ becomes effective, we shall not be required to issue more shares of common stock than the converting Note holder’s pro rata share of 19.9% of the shares of common stock outstanding following conversion, and the remainder of the Notes to be converted shall be convertible into shares of non-voting convertible preferred stock of the Company (the “Preferred Stock”). Prior to the date on which such approval of the Company’s stockholders becomes effective, the issuance of common stock upon conversion of the Notes to officers or directors of the Company or their affiliates may be further limited to the extent they are subject to applicable NASDAQ rules. The Notes will automatically convert into common stock and (if applicable) Preferred Stock immediately prior to either the completion of the Merger or the consummation of a “Superior Transaction” (as defined in the Notes). Each Note may also be converted, at the option of the Purchaser, upon (i) the consummation of certain “Alternative Transactions” (as defined in the Notes), (ii) a determination by the Company’s Board of Directors that the Company is no longer pursuing a process to sell the Company, or (iii) on or after April 30, 2019.
Warrant
In connection with the Credit Agreement, as amended, PEAK6 Investments purchased, for an aggregate purchase price of $2.2 million in cash, a warrant to purchase an aggregate of 1.5 million shares of our common stock at an exercise price of $2.50 per share ("Warrant”). The Warrant is immediately exercisable, has a five-year term and shall be exercised solely by a “net share settlement” feature that requires the holder to exercise the Warrant without a cash payment upon the terms set forth therein. The Warrant includes a feature to provide for increases in the number of shares issuable upon exercise in the event of a future change of control transaction (as defined therein), with the number of increased shares based upon the time elapsed from issuance of the Warrant and the difference between the exercise price of the Warrant and the transaction price in the change of control, all as more fully set forth in the Warrant. The Warrant also provides for adjustments in the underlying number of shares and exercise price in the event of recapitalizations, stock splits or dividends and other corporate events. The Warrant is included in stockholders' equity in our condensed consolidated balance sheets and was valued at $2.8 million as of September 30, 2018 and December 31, 2017. For additional information related to the fair value of the Warrant, please see Note 7 to our condensed consolidated financial statements.
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
Share Repurchase
As of September 30, 2018, we had approximately $15.3 million remaining under our share repurchase program. During the nine months ended September 30, 2018, we did not directly repurchase any shares of common stock for cash. During the nine months ended September 30, 2017, we repurchased 419 thousand shares of our common stock as described above. As a result of shares withheld for tax purposes on the vesting of a restricted stock award, we increased our treasury shares by 15 thousand and 68 thousand in the nine months ended September 30, 2018 and 2017, respectively.

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

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$783	$94
Adjustments to existing liabilities	109	1,461
Payments	—	(94)
Balance at end of period	$892	$1,461
We have been audited in the past and continue to analyze what obligations we have, if any, to state taxing authorities. In October 2018, as the result of an expected audit assessment, we paid a portion, which was approximately $205 thousand, of the non-income business tax liability. We analyzed all the information available to us in order to estimate a liability for potential obligations in other jurisdictions including, but not limited to: the delivery nature of our services; the relationship through which our services are offered; the probability of obtaining resale or exemption certificates; limited, if any, nexus-creating activity; and our historical success in settling or abating liabilities under audit. We continue to correspond with the applicable authorities in an effort toward resolution of our potential liabilities using a variety of settlement options including, but not limited to, voluntary disclosures, negotiation and standard appeals process, and we may adjust the liability as a result of such correspondence. Proceedings with jurisdictions are inherently unpredictable, but we believe it is reasonably possible that other states may approach us or that the scope of the taxable base in any state may also increase. For additional information, please see Note 16 to the consolidated financial statements contained in our most recent Annual Report on Form 10-K.
In June 2018, the Supreme Court ruled on the appeal from the South Dakota Supreme Court in the matter of South Dakota v. Wayfair, Inc. The court held in favor of the state, which could give states more authority to require online retailers and remote sellers to collect sales tax. We have the appropriate internal processes and capabilities and are compliant in the collection of sales and use tax across a broad tax footprint throughout the U.S. We place a significant amount of emphasis on the taxability of our products and services, rather than on nexus or physical presence. Therefore, we do not believe that the court’s ruling will have an immediate material impact to our business. We will continue to monitor for further regulatory actions by states, and perhaps the federal government. Further actions, including any retrospective state requirements or actions impacting state income tax obligations, would likely increase our cost of doing business and could reduce demand for our services and create additional administrative and compliance burdens, all of which could adversely affect our results of operations.
We have entered into various software licenses and operational non-refundable commitments totaling approximately $57.2 million as of September 30, 2018, payable in monthly and yearly installments through December 31, 2021. These amounts will be expensed on a pro-rata basis and recorded in cost of revenue and general and administrative expenses in our condensed consolidated statements of operations.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements other than the revenue participation rights as discussed in Note 5 to our condensed consolidated financial statements.

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
Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
The Company has improved its policies and procedures relating to the recognition and measurement of share based compensation by enhancing the design of existing controls to ensure proper review of new share based grants and the application of relevant accounting standards. During the third quarter of fiscal 2018, we have successfully completed the testing necessary to conclude that the material weakness has been remediated.
We continued remediation efforts for the material weakness of revenue recognition by implementing: a) added controls and procedures for revenue recognition and contract costs to properly apply the provisions of ASU 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), which we adopted as of January 1, 2018, including training for the Company’s personnel and modifying the existing information technology systems to provide efficiencies and reduce potential risks of manual calculation errors; and b) strengthening the review and approval of the existing and new controls over revenue recognition.
The material weakness of revenue recognition will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the remediation will be completed prior to the end of 2018.
Changes in Internal Control over Financial Reporting
Except for the actions taken under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” discussed above, and the implementation of certain internal controls related to the adoption of Topic 606 and Topic 842, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company implemented new controls as part of its effort to adopt Topic 606 and Topic 842. The adoption of Topic 606 required the implementation of new accounting processes, which changed the Company's internal controls over revenue recognition and financial reporting. We implemented these internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of Topic 606 on our financial statements to facilitate its adoption in 2018.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
In the normal course of business, we may become involved in various legal proceedings. Based upon our experience, we do not believe that these proceedings and claims will result in a material adverse change in our business or financial condition, and as of September 30, 2018, we do not have any significant liabilities accrued. Please refer to "—Legal Proceedings" in Note 14 to our condensed consolidated financial statements for information regarding certain judicial, regulatory and legal proceedings.
Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017:
The Merger may not be consummated on the terms or on the timeframe described, or at all.
As previously reported, on October 31, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parent and WC SACD One Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent, pursuant to which, among other things, subject to the terms and conditions of the Merger Agreement, Merger Sub has agreed to make a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock (the “Shares”), at a purchase price of $3.68 per Share in cash (the “Offer Price”). The transaction is subject to customary closing conditions, including the expiration of the applicable period under the Hart-Scott-Rodino Act and a minimum tender condition that requires the tender of both more than 50% of the our outstanding shares and more than 50% of our outstanding shares held by stockholders other than directors, executive officers, and rollover participants. There can be no assurances that these conditions will be satisfied, or that other conditions will not be imposed by the parties or by any governmental entities, or that changes will not be made to the terms of the Offer and Merger, and such conditions or changes could have the effect of jeopardizing or delaying completion of the Offer and Merger.
Failure to complete the Offer and Merger could negatively impact our stock price and our future business and financial results.
If the Offer and Merger are not completed, our ongoing business may be adversely affected, and we will be subject to a number of risks, including the following:
• we may be required to pay Parent a reverse termination fee of approximately $3.6 million if the Merger Agreement is terminated under certain specified circumstances and;
• matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.
In each case, without realizing any of the benefits of having completed the Offer and Merger, these risks may materialize and may adversely affect our business, financial results and stock price.
We are subject to business uncertainties and contractual restrictions while the Offer and Merger are pending.
Uncertainty about the effect of the Offer and Merger on employees, customers, suppliers and others having a business relationship with us may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain contractual restrictions as to which we require the approval of Parent, we have agreed to operate our business in the ordinary course while the Merger is pending.

If the Offer and Merger are not completed, we will have incurred substantial expenses without realizing the expected benefits of the Offer and Merger.
We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the Offer and Merger are not completed, these expenses will be recognized without realizing the expected benefits.
Item 6.  Exhibits

10.1*	Promissory Note dated September 24, 2018 issued to Loeb Holding Corporation in the principal amount of $1,000,000.

31.1*	Certification of Michael R. Stanfield, Executive Chairman and President (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Ronald L. Barden, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
____________________________

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSECTIONS INC.

Date:	November 9, 2018	By:	/s/ Ronald L. Barden
Ronald L. Barden
Chief Financial Officer